Form 10-Q
period 1996-03-31
HOMEFED CORP
filed 1996-05-15
CIK 833795

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ---------------------------
                                   FORM 10-Q
                                 ---------------
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___________ to __________

                        Commission file number 1-10153

                             HOMEFED CORPORATION
                        -----------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                               33-0304982
         ------------------------------------        -------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)              Identification No.)

                   529 East South Temple, Salt Lake City, Utah 84102
          --------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

                                  (801) 521-1066
          --------------------------------------------------------------
                (Registrant's telephone number, including area code)

                                          N/A
          --------------------------------------------------------------
          (Former name, former address and former fiscal year, if
                         changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]       No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [X]    No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 10, 1996, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        HomeFed Corporation and Subsidiaries
                             Consolidated Balance Sheets
                        March 31, 1996 and December 31, 1995
                      (Amounts in thousands, except par value)
                   ---------------------------------------------

                                                 March 31,         December 31,
                                                   1996                1995
                                                 --------          -----------
                                               (Unaudited)

ASSETS
Land and real estate held for development        $  21,584            $  22,069
Cash and cash equivalents                            1,860                2,373
Restricted cash                                      1,098                1,105
Investments                                             83                   83
Deposits and other assets                            1,160                1,221
                                                 ---------            ---------
TOTAL                                            $  25,785            $  26,851
                                                 =========            =========

LIABILITIES

Notes payable                                    $  27,220            $  27,122
Accounts payable and accrued liabilities               509                  594
                                                 ---------            ---------
    Total liabilities                               27,729               27,716
                                                 ---------            ---------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value;
 100,000,000 shares authorized;
 10,000,000 shares outstanding                         100                  100
Additional paid-in-capital                         339,904              339,904
Accumulated deficit                               (341,948)            (340,869)
                                                 ---------            ---------
    Total stockholders' deficit                     (1,944)                (865)
                                                 ---------            ---------
TOTAL                                            $  25,785            $  26,851
                                                 =========            =========




See notes to interim consolidated financial statements.

                        HomeFed Corporation and Subsidiaries
                          Consolidated Statements of Operations
                   For the three months ended March 31, 1996 and 1995
                    (Amounts in thousands, except per share amounts)
                                       (Unaudited)
                 ------------------------------------------------------

                                                         1996          1995
                                                       -------       -------

Sales of residential properties                        $  1,347      $  2,082
Cost of sales                                             1,367         1,968
                                                       --------      --------
Gross profit (loss)                                         (20)          114

Interest expense                                            763             -
General and administrative expenses                         322           328
                                                       --------      --------
Loss from operations                                      (1,105)        (214)
Other income - net                                            55           14
                                                       ---------     --------
Loss before reorganization items                          (1,050)        (200)

Reorganization items:
 Professional fees                                             -           88
                                                       ---------     --------
Loss before income taxes                                  (1,050)        (288)
Income tax expense                                           (29)          (2)
                                                       ---------     --------
Net loss                                               $  (1,079)    $   (290)
                                                       ==========    ========
Primary loss per common share:                         $   (0.11)    $  (0.03)
                                                       =========     ========
Fully diluted loss per common share:                   $   (0.11)    $  (0.03)
                                                       =========     ========

See notes to interim consolidated financial statements.

                           HomeFed Corporation and Subsidiaries
                  Consolidated Statements of Changes in Stockholders' Deficit
                      For the three months ended March 31, 1996 and 1995
                                    (Amounts in thousands)
                                          (Unaudited)
                         ____________________________________________


                                     Common
                                      Shares      Additional                      Total
                                    $.01 Par      Paid-In      Accumulated     Stockholders'
                                      Value       Capital        Deficit        Deficit
                                   ---------      ----------   -----------     ------------
Balance, January 1, 1995             $215         $338,529      $(445,589)      $(106,845)
  Net loss                                                           (290)           (290)
                                     ----         --------      ---------       ---------
Balance, March 31, 1995              $215         $338,529      $(445,879)      $(107,135)
                                     ====         ========      =========       =========

Balance, January 1, 1996             $100         $339,904      $(340,869)      $    (865)
  Net loss                                                         (1,079)         (1,079)
                                     ----         --------      ---------       ---------
Balance, March 31, 1996              $100         $339,904      $(341,948)      $  (1,944)
                                     ====         ========      =========       =========


See notes to interim consolidated financial statements.

                             HomeFed Corporation and Subsidiaries
                             Consolidated Statements of Cash Flows
                      For the three months ended March 31, 1996 and 1995
                                    (Amounts in thousands)
                                          (Unaudited)
                         ____________________________________________

                                                             1996          1995
                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(1,079)       $  (290)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Accrued interest added to principal                          746             43
   Changes in operating assets and liabilities:
     Land and real estate held for development                  485         (1,021)
     Deposits and other assets                                   61             85
     Accounts payable and accrued liabilities                   (85)           413
   Decrease (increase) in restricted cash                         7             (4)
                                                            -------        -------

     Net cash provided by (used in) operating activities        135           (774)
                                                            -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to notes payable                                      632          1,161
Repayments of notes payable                                  (1,280)           (48)
                                                            -------        -------
Net cash provided by (used in) financing activities            (648)         1,113
                                                            -------        -------
Net increase (decrease) in cash                                (513)           339
Cash and cash equivalents, beginning of period                2,373          1,085
                                                            -------        -------
Cash and cash equivalents, end of period                    $ 1,860        $ 1,424
                                                            =======        =======

See notes to interim consolidated financial statements.

                     HOMEFED CORPORATION AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the audited consolidated financial statements for HomeFed Corporation ("HomeFed" or the "Company") for the year ended December 31, 1995, which are included in the Company's Annual Report on Form 10-K for such year (the "1995 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1995 was extracted from the Company's audited consolidated financial statements in the 1995 10-K, and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2. Chapter 11 Bankruptcy and Plan of Reorganization. On July 3, 1995, the Company emerged from Chapter 11 Bankruptcy protection pursuant to its court approved plan of reorganization (the "Plan"). The Plan was principally funded by a $20,000,000 convertible note (the "Convertible Note") issued to Leucadia Financial Corporation ("LFC"), an indirect wholly-owned subsidiary of Leucadia National Corporation, and by LFC's purchase of 2,700,000 newly issued $.01 par value common shares ("Common Stock") of the Company for $810,000.

    As part of the Plan, the Company settled pending litigation with the Resolution Trust Company (the "RTC") in its capacity as receiver and conservator of HomeFed Bank, F.S.B. ("HomeFed Bank"), a former subsidiary of the Company. Under the RTC settlement, the Company paid the RTC $3,100,000 and the Company received a receivership certificate from the RTC which was redeemed by the RTC for $1,402,000. In addition, the RTC settlement provides that the Company is entitled to receive $850,000 from any tax refunds received by the RTC relating to HomeFed Bank for years prior to 1992. The Company has not recorded an asset related to such tax refunds and no assurances can be given that any such tax refunds will actually be received.

    Also under the Plan, general unsecured creditors, principally the holders of the Company's convertible subordinated debentures, received a pro rata share of (i) $16,900,000, (ii) the Company's rights to the RTC tax refund relating to HomeFed Bank and the $1,402,000 receivership certificate proceeds,
    (iii) 1,500,000 shares of Common Stock valued by the Bankruptcy
                                   6

    Court at $.30 per share, and (iv) an interest in the litigation trust described below.

    The Plan also provided for the issuance of 5,800,000 new shares of Common Stock to the pre-effective date stockholders of the Company and the old shares of common stock (approximately 21,484,000 shares) were canceled. As a result of shares received as a general unsecured creditor and shares purchased as described above, LFC owns approximately 41.2% of the Company's Common Stock, without giving effect to the Common Stock that LFC may acquire in the future pursuant to the terms of the Convertible Note.

    The Company's Restated Certificate of Incorporation contains certain transfer restrictions with respect to the Company's stock. Generally, such provisions restrict a person's ability to accumulate 5% or more of the Company's Common Stock, as well as the ability of a 5% stockholder to acquire additional shares of Common Stock, in each case, after giving effect to numerous rules of attribution, aggregation and calculation. In addition, pursuant to the Plan, the Company is prohibited from issuing additional shares of stock until July 3, 1999. The Company's Restated Certificate of Incorporation further prohibits the Company from issuing or redeeming any shares of stock as long as the Convertible Note is outstanding. None of the foregoing restrictions will prevent LFC's exchange of the Convertible Note for Common Stock.

    Certain pending claims are being prosecuted by a litigation trust created for the benefit of the Company's creditors under the Plan. Pursuant to the Plan, the Company loaned $250,000 to the trust in order to pay litigation costs. The loan will be repaid with interest in 1996, but the Company will not otherwise receive any benefits from the trust. This loan is included in other assets in the consolidated balance sheets.

3. Earnings Per Share. Primary loss per share of Common Stock for all periods presented was calculated by dividing net loss by the 10,000,000 shares of Common Stock issued on July 3, 1995.
    Primary loss per share calculations based upon the pre-effective date outstanding shares are not meaningful.

    Fully diluted loss per share of Common Stock was calculated as described above and, for the period ended March 31, 1996, conversion of the Convertible Note was not assumed since the effect of such assumed conversion would have been to decrease loss per share. The number of shares used to calculate fully diluted loss per share was 10,000,000 for each of the three-month periods ended March 31, 1996 and 1995.

4. Related Party Transactions. Notes payable consist primarily of the Convertible Note issued to LFC and a note issued to LFC as part of LFC's agreement to provide construction financing to the Company, as described below. The Convertible Note bears interest at 12% per annum payable quarterly; however, interest
                               7
    is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement. Unpaid interest is added to the principal balance each quarter. Interest accrued during the period ended March 31, 1996 of $634,000 was not paid and was added to the principal balance as of March 31, 1996.

    The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. The interest rate at March 31, 1996 was 9.5%. Interest accrued during the period ended March 31, 1996 on the construction financing totaled $138,000, of which $26,000 was paid to LFC and $112,000 was added to the principal balance during such period. Payments of principal and interest on the loans are payable on demand, and if payments are not made upon demand, the applicable interest rate is increased by 3% per annum. A payment equal to 110% of the construction cost of the property being released is required in order to release property from the construction financing lien. As of March 31, 1996, the balance of the construction financing loan was $5,253,000.

    LFC has provided certain administrative services to the Company for a fee of $38,000 for the three-month period ended March 31, 1996. Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC has agreed to continue to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days' written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for periods after March 1, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- - -------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

    The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1995 10-K.

General

    The Company is a holding company primarily engaged in the investment in and development of residential real estate projects in Northern California, through its wholly-owned subsidiaries HomeFed Communities, Inc. and HomeFed Resources Corporation. The Company's subsidiaries enter into contracts with local builders and developers to provide construction, marketing and management services.

Liquidity and Capital Resources

    For the three-month period ended March 31, 1996, net cash was provided by operating activities, principally from sales of real estate. For the three-month period ended March 31, 1995, net cash was used by operating activities, principally for real estate development projects and to pay reorganization expenses. The Company is a holding company whose principal source of funds is dividends or borrowings from its subsidiaries. As a result, the Company is dependent upon the cash flow, if any, from the real estate development projects of its subsidiaries in order to pay its expenses. While the Company expects such cash flows will be sufficient to cover overhead expenses, it is not expected to be sufficient to permit debt service payments on the Convertible Note for the foreseeable future. As more fully described in the 1995 10-K, no principal payments are due on the Convertible Note until July 1998 and accrued interest is only required to be paid under certain conditions. Any unpaid interest is added to the principal balance of the note on a quarterly basis.

    LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. The construction financing is collateralized by certain assets of the Company's subsidiaries or their affiliates, including real estate under development. To facilitate the sale of property to home buyers, LFC has agreed to release property from the construction financing lien when it receives 110% of the assigned cost of construction as a payment towards the outstanding loan. The construction financing bears interest based upon the prime rate, and any unpaid interest is added to the principal balance at the end of each month. As of March 31, 1996, the outstanding balance on this loan was approximately $5,253,000. The Company believes that the construction financing provided by LFC will be adequate to complete its current development plans. Any additional financing required from a lender other than LFC cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain additional financing from sources other than LFC.

Results of Operations

    Sales of real estate properties decreased in the 1996 period as compared to the 1995 period due to reduced sales of new home inventory. The higher sales in the 1995 period were primarily the result of a sales program to complete and sell all remaining homes at the Company's Carson Creek Project in 1995. Sales in the 1996 period primarily consist of sales of trade homes.

    The decrease of cost of sales in the 1996 period as compared to the 1995 period reflects the reduced level of sales. Gross profit percentages reflect the mix of homes sold.

    Interest expense for the 1996 period reflects the interest due on the Convertible Note to LFC of approximately $634,000, which was not paid and was added to the principal balance of the note as stipulated under the note agreement. Interest expense for the 1996 period also includes interest due on the construction financing loan of $126,000 relating to substantially completed homes in inventory. An additional $12,000 of interest on the construction financing loan relating to homes under construction was capitalized for the 1996 period. All interest on the construction loan was capitalized for the 1995 period.

    Income tax expense for all periods presented principally relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.     Exhibits and Reports on Form 8-K
- - -------     --------------------------------

    (a)  The following exhibits are filed with this report.

    10.1 Administrative Services Agreement, dated as of March 1, 1996, between Leucadia Financial Corporation, HomeFed
           Corporation, HomeFed Resources Corporation and HomeFed
           Communities, Inc.

    27     Financial Data Schedule


    (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HOMEFED CORPORATION




                                 /s/ Corinne A. Maki
                                 --------------------
                                 CORINNE A. MAKI, Treasurer
                                 (Authorized Signatory and
                                  Principal Financial and
                                  Accounting Officer)




Date:  May 10, 1996

                              INDEX TO EXHIBITS

Exhibits

10.1 Administrative Services Agreement, dated as of March 1, 1996, between Leucadia Financial Corporation, HomeFed
            Corporation, HomeFed Resources Corporation and HomeFed Communities, Inc.

27          Financial Data Schedule.