Form 10-Q
period 1996-06-30
HOMEFED CORP
filed 1996-08-14
CIK 833795

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                  ------------------------------
                            FORM 10-Q
                          -------------
(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1996

                                OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to __________

                  Commission file number 1-10153

                       HOMEFED CORPORATION
                  ------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                                 33-0304982
  -----------------------------------          ------------------
    (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)          Identification No.)

        529 East South Temple, Salt Lake City, Utah 84102
  ---------------------------------------------------------------
       (Address of principal executive offices) (Zip Code)

                         (801) 521-1066
  ---------------------------------------------------------------
       (Registrant's telephone number, including area code)

                            N/A
  ---------------------------------------------------------------
      (Former name, former address and former fiscal year, if
                     changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No [X]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [X]   No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 10, 1996, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 HomeFed Corporation and Subsidiaries
                      Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995
               (Amounts in thousands, except par value)
               ----------------------------------------

                                                June 30,       December 31,
                                                  1996             1995
                                              ------------     ------------
                                              (Unaudited)

ASSETS

Land and real estate held for development     $     20,148     $     22,069
Cash and cash equivalents                            1,756            2,373
Restricted cash                                      1,091            1,105
Investments                                             85               83
Deposits and other assets                            1,133            1,221
                                              ------------     ------------
TOTAL                                         $     24,213     $     26,851
                                              ============     ============

LIABILITIES

Notes payable                                 $     27,750     $     27,122
Accounts payable and accrued liabilities               692              594
                                              ------------     ------------
    Total liabilities                               28,442           27,716
                                              ------------     ------------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value;
 100,000,000 shares authorized;
 10,000,000 shares outstanding                         100              100
Additional paid-in-capital                         339,904          339,904
Accumulated deficit                               (344,233)        (340,869)
                                              ------------     ------------
    Total stockholders' deficit                     (4,229)            (865)
                                              ------------     ------------
TOTAL                                         $     24,213     $     26,851
                                              ============     ============


See notes to interim consolidated financial statements.

                 HomeFed Corporation and Subsidiaries
                  Consolidated Statements of Operations
              For the periods ended June 30, 1996 and 1995
            (Amounts in thousands, except per share amounts)
                               (Unaudited)
            ------------------------------------------------

                                           For the Three               For the Six
                                        Month Period Ended          Month Period Ended
                                              June 30,                    June 30,
                                      -----------------------    ------------------------
                                         1996          1995          1996          1995
                                        ------        ------        ------        ------

Sales of residential properties       $    1,015    $    1,777    $    2,362    $    3,859
Cost of sales                              1,193         1,750         2,560         3,718
                                      ----------    ----------    ----------    ----------
Gross profit (loss)                         (178)           27          (198)          141

Provision for losses on real estate
investments                                1,017             -         1,017             -
Interest expense                             772             -         1,535             -
General and administrative expenses          360           307           682           635
                                      ----------    ----------    ----------    ----------
Loss from operations                      (2,327)         (280)       (3,432)         (494)
Other income - net                            53            19           108            33
                                      ----------    ----------    ----------    ----------
Loss before reorganization items          (2,274)         (261)       (3,324)         (461)

Reorganization items:
 Professional fees                             -            11             -            99
                                      ----------    ----------    ----------    ----------
Loss before income taxes                  (2,274)         (272)       (3,324)         (560)

Income tax expense                           (11)           (3)          (40)           (5)
                                      ----------    ----------    ----------    ----------
Net loss                              $   (2,285)   $     (275)   $   (3,364)   $     (565)
                                      ==========    ==========    ==========    ==========

Primary loss per common share:        $    (0.23)   $    (0.03)   $    (0.34)   $    (0.06)
                                      ==========    ==========    ==========    ==========

Fully diluted loss per common share:  $    (0.23)   $    (0.03)   $    (0.34)   $    (0.06)
                                      ==========    ==========    ==========    ==========


See notes to interim consolidated financial statements.

                    HomeFed Corporation and Subsidiaries
         Consolidated Statements of Changes in Stockholders' Deficit
               For the six months ended June 30, 1996 and 1995
                           (Amounts in thousands)
                                 (Unaudited)
                ____________________________________________

                                  Common
                                  Shares        Additional                           Total
                                $.01 Par          Paid-In        Accumulated     Stockholders'
                                  Value           Capital          Deficit          Deficit
                              -------------    -------------    -------------    -------------

Balance, January 1, 1995      $         215    $     338,529    $    (445,589)   $    (106,845)
  Net loss                                                               (565)            (565)
                              -------------    -------------    -------------    -------------
Balance, June 30, 1995        $         215    $     338,529    $    (446,154)   $    (107,410)
                              =============    =============    =============    =============


Balance, January 1, 1996      $         100    $     339,904    $    (340,869)   $        (865)
  Net loss                                                             (3,364)          (3,364)
                              -------------    -------------    -------------    -------------
Balance, June 30, 1996        $         100    $     339,904    $    (344,233)   $      (4,229)
                              =============    =============    =============    =============


See notes to interim consolidated financial statements.

                    HomeFed Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
               For the six months ended June 30, 1996 and 1995
                           (Amounts in thousands)
                                 (Unaudited)
                ____________________________________________

                                                             1996          1995
                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $   (3,364)   $     (565)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Accrued interest added to principal                       1,503           114
     Provision for losses on real estate investments           1,017             -
     Changes in operating assets and liabilities:
          Land and real estate held for development              904        (2,392)
          Deposits and other assets                               88             8
          Accounts payable and accrued liabilities                98            63
     Decrease (increase) in restricted cash                       14            (8)
                                                          ----------    ----------
     Net cash provided by (used in) operating activities         260        (2,780)
                                                          ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in investments                                           (2)            -
                                                          ----------    ----------
     Net cash used in investing activities                        (2)            -
                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to notes payable                                     1,190         3,097
Repayments of notes payable                                   (2,065)          (48)
                                                          ----------    ----------
     Net cash provided by (used in) financing activities        (875)        3,049
                                                          ----------    ----------
Net increase (decrease) in cash                                 (617)          269

Cash and cash equivalents, beginning of period                 2,373         1,085
                                                          ----------    ----------
Cash and cash equivalents, end of period                  $    1,756    $    1,354
                                                          ==========    ==========

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

    Fully diluted loss per share of Common Stock was calculated as described above and, for the periods ended June 30, 1996, conversion of the Convertible Note was not assumed since the effect of such assumed conversion would have been to decrease loss per share. The number of shares used to calculate fully diluted loss per share was 10,000,000 for each of the three-month and six-month periods ended June 30, 1996 and 1995.

4. Related Party Transactions. Notes payable consist primarily of the Convertible Note issued to LFC and a note issued to LFC as part of LFC's agreement to provide construction financing to the Company, as described below. The Convertible Note bears interest at 12% per annum payable quarterly; however, interest is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement. Unpaid interest is added to the principal balance each quarter. Interest accrued during the six-month period ended June 30, 1996 of $1,288,000 was not paid and was added to the principal balance as of June 30, 1996.

    The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. The interest rate at June 30, 1996 was 9.50%. Interest accrued during the six-month period ended June 30, 1996 on the construction financing totaled $268,000, of which $52,000 was paid to LFC and $216,000 was added to the principal balance during such period. Payments of principal and interest on the loans are payable on demand, and if payments are not made upon demand, the applicable interest rate is increased by 3% per annum. A payment equal to 110% of the construction cost of the property being released is required in order to release property from the construction financing lien. As of June 30, 1996, the balance of the construction financing loan was $5,130,000.

    Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC has agreed to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for periods after March 1, 1997. Administrative fees paid to LFC for the six-month period ended June 30, 1996 totaled $73,000.

5. Paradise Valley. The Company has entered into an agreement to sell 124 improved lots at the Paradise Valley Project to The Forecast Group, L.P. for a cash purchase price of $5,316,000. In addition, the Company has granted options to The Forecast Group, L.P. to purchase an additional 75 unimproved and 81 partially improved lots from the Company for a total of $5,781,950. Subject to certain conditions, including the completion of a satisfactory feasibility review by the buyer, the sale of the 124 lots is expected to close no later than October 2, 1996, at which time the purchase price for such lots will be paid to the Company. The options expire 330 days after such closing. The Company is currently evaluating the real estate market to determine the timing of development of the remaining sites in the project.

6. Provision for Losses on Real Estate Investments. During the three months ended June 30, 1996, the Company recorded a loss of $1,017,000. The loss was due to the Company's decision not to complete the home development on the four detached single-family residential sites at the Paradise Valley Project as originally planned. The Company ceased building additional homes at these sites and it is in the process of selling off all remaining homes in inventory. The Company accepted a cash offer for 124 unbuilt lots and granted options for the purchase of 156 unbuilt lots as mentioned in Note 5 above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


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

LIQUIDITY AND CAPITAL RESOURCES

    For the six-month period ended June 30, 1996, net cash was provided by operating activities, principally from sales of real estate. For the six-month period ended June 30, 1995, net cash was used by operating activities, principally for real estate development projects and to pay reorganization expenses. The Company is a holding company whose principal source of funds is dividends or borrowings from its subsidiaries. As a result, the Company is dependent upon the cash flow, if any, from the real estate development projects of its subsidiaries in order to pay its expenses. The Company expects such cash flows will be sufficient to cover overhead expenses and, pending receipt of funds from the Forecast Group, L.P., the Company expects cash flows will also be sufficient to permit debt service payments on the Convertible Note beginning in 1997. As more fully described in the 1995 10-K, no principal payments are due on the Convertible Note until July 1998 and accrued interest is only required to be paid under certain conditions. Any unpaid interest is added to the principal balance of the note on a quarterly basis.

    LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. The construction financing is collateralized by certain assets of the Company's subsidiaries or their affiliates, including real estate under development. To facilitate the sale of property to home buyers, LFC has agreed to release property from the construction financing lien when it receives 110% of the assigned cost of construction as a payment towards the outstanding loan. The construction financing bears interest based upon the prime rate, and any unpaid interest is added to the principal balance at the end of each month. As of June 30, 1996, the outstanding balance on this loan was approximately $5,130,000. The Company believes that the construction financing provided by LFC will be adequate to complete its current development plans. Any additional financing required from a lender other than LFC cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain additional financing from sources other than LFC.

  The Company expects to receive proceeds, net of selling costs, of $5,205,000 in 1996 from the sale of 124 improved lots at the Paradise Valley Project. See Note 5 to the Company's Interim Financial Statements. The Company intends to use a portion of the proceeds from such sale to repay the outstanding balance of the construction financing provided by LFC. The Company has also granted options to purchase 75 unimproved and 81 partially improved lots from the Company for a total of $5,781,950. It is uncertain whether the options will be exercised; however, if such options are exercised, the Company expects to use the proceeds from the sale of the lots covered by such options for future real estate development, debt service payments on the Convertible Note and for working capital needs.

RESULTS OF OPERATIONS

    Sales of real estate properties decreased in the 1996 periods as compared to the 1995 periods due to reduced sales of new home inventory. The higher sales in the 1995 periods were primarily the result of a sales program to complete and sell all remaining homes at the Company's Carson Creek Project in 1995.

    The decrease of cost of sales in the 1996 periods as compared to the 1995 periods reflects the reduced level of sales. Gross profit percentages reflect the mix of homes sold.

    During the three months ended June 30, 1996, the Company recorded a provision for losses on real estate investments of $1,017,000 related to the Company's decision not to complete the four detached single-family residential sites at the Paradise Valley Project as originally planned.

    Interest expense on the Convertible Note to LFC was approximately $654,000 and $1,288,000 for the three-month and six-month periods ended June 30, 1996. No interest expense was incurred on the Convertible Note for the same periods in 1995. Interest expense on the construction financing loan relating to substantially completed homes in inventory was $116,000 and $242,000 for the three-month and six-month periods ended June 30, 1996. All interest was capitalized on the construction financing loan for the same periods in 1995.

    Income tax expense for all periods presented principally relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

                   PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Annual Meeting of Stockholders of the Company was held on May
15, 1996.  At the meeting:

    1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

           Name                  Votes For        Votes Withheld
         -----------------       ---------        --------------

         Timothy Considine       8,467,222                36,228
         Michael A. Lobatz       8,466,124                37,326
         Patricia A. Wood        8,466,475                36,975

    2. The selection of Coopers & Lybrand L.L.P. as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the year ended
         December 31, 1996 was ratified by the stockholders as follows:

              Votes For:         8,453,210
              Votes Against:        11,479
              Abstentions           38,761
              Broker Non-Votes           0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  The following exhibits are filed with this report.

    10.1 Paradise Valley Unit 1 and Unit 2 Purchase Agreement and
         Escrow Instructions, dated June 19, 1996, between Paradise Valley Communities No. 1 and The Forecast Group, L.P.

    10.2 Paradise Valley Unit 3 Option to Purchase Real Property and Escrow Instructions, dated June 19, 1996, between
         Paradise Valley Communities No. 1 and The Forecast Group,
         L.P.

    10.3 Paradise Valley Unit 4 Option to Purchase Real Property and Escrow Instructions, dated June 19, 1996, between
         Paradise Valley Communities No. 1 and The Forecast Group,
         L.P.

    27   Financial Data Schedule


    (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                            SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               HOMEFED CORPORATION



                              /s/ Corinne A. Maki
                             ---------------------------------
                             CORINNE A. MAKI, Treasurer
                             (Authorized Signatory and
                              Principal Financial and
                              Accounting Officer)




Date:  August 13, 1996

                         INDEX TO EXHIBITS

Exhibits

10.1 Paradise Valley Unit 1 and Unit 2 Purchase Agreement and Escrow Instructions, dated June 19, 1996, between
          Paradise Valley Communities No. 1 and The Forecast Group,
          L.P.

10.2 Paradise Valley Unit 3 Option to Purchase Real Property and Escrow Instructions, dated June 19, 1996, between
          Paradise Valley Communities No. 1 and The Forecast Group,
          L.P.

10.3 Paradise Valley Unit 4 Option to Purchase Real Property and Escrow Instructions, dated June 19, 1996, between
          Paradise Valley Communities No. 1 and The Forecast Group,
          L.P.

27        Financial Data Schedule.