Form 10-Q
period 1996-09-30
HOMEFED CORP
filed 1996-11-13
CIK 833795

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

     (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1996

                                     OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to __________

                       Commission file number 1-10153

                            HOMEFED CORPORATION
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                             33-0304982
        ------------------------------          ------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

         529 East South Temple, Salt Lake City, Utah     84102
     --------------------------------------------------------------
         (Address of principal executive offices)      (Zip Code)

                              (801) 521-1066
            --------------------------------------------------
           (Registrant's telephone number, including area code)

                                   N/A
             -----------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [X]    No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 11, 1996, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      HomeFed Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995
                    (Amounts in thousands, except par value)
                 -----------------------------------------------

                                                        September 30,     December 31,
                                                            1996              1995
                                                        -------------     -------------
                                                         (Unaudited)
ASSETS

Land and real estate held for development               $     18,017      $     22,069
Cash and cash equivalents                                      1,562             2,373
Restricted cash                                                1,086             1,105
Investments                                                       70                83
Deposits and other assets                                        707             1,221
                                                        ------------      ------------
TOTAL                                                   $     21,442      $     26,851
                                                        ============      ============

LIABILITIES

Notes payable                                           $     26,371      $     27,122
Accounts payable and accrued liabilities                         371               594
                                                        ------------      ------------
    Total liabilities                                         26,742            27,716
                                                        ------------      ------------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value;
 100,000,000 shares authorized;
 10,000,000 shares outstanding                                   100               100
Additional paid-in-capital                                   339,904           339,904
Accumulated deficit                                         (345,304)         (340,869)
                                                        ------------      ------------
    Total stockholders' deficit                               (5,300)             (865)
                                                        ------------      ------------
TOTAL                                                   $     21,442      $     26,851
                                                        ============      ============

See notes to interim consolidated financial statements.

                            HomeFed Corporation and Subsidiaries
                            Consolidated Statements of Operations
                      For the periods ended September 30, 1996 and 1995
                      (Amounts in thousands, except per share amounts)
                                         (Unaudited)
                   -------------------------------------------------------

                                             For the Three                  For the Nine
                                          Month Period Ended             Month Period Ended
                                             September 30,                  September 30,
                                         --------------------           --------------------

                                          1996           1995            1996           1995
                                       ----------     ----------      ----------     ----------
Sales of residential properties        $    2,500     $    2,264      $    4,862     $    6,123
Cost of sales                               2,544          2,147           5,104          5,865
                                       ----------     ----------      ----------     ----------
Gross profit (loss)                           (44)           117            (242)           258

Provision for losses on real estate
  investments                                   -              -           1,017              -
Interest expense                              796            593           2,331            593
General and administrative expenses           260            303             942            938
                                       ----------     ----------      ----------     ----------
Loss from operations                       (1,100)          (779)         (4,532)        (1,273)
Other income - net                             40             53             148             86
                                       ----------     ----------      ----------     ----------
Loss before reorganization items           (1,060)          (726)         (4,384)        (1,187)

Reorganization items:
  RTC settlement and professional fees          -          1,846               -          1,945
                                       ----------     ----------      ----------     ----------

Loss before income taxes                   (1,060)        (2,572)         (4,384)        (3,132)
Income tax expense                            (11)            (6)            (51)           (11)
                                       ----------     ----------      ----------     ----------
Loss before extraordinary gain             (1,071)        (2,578)         (4,435)        (3,143)
Extraordinary gain on debt discharged
  in bankruptcy                                 -        108,881               -        108,881
                                       ----------     ----------      ----------     ----------
Net earnings (loss)                        (1,071)       106,303          (4,435)       105,738
                                       ==========     ==========      ==========     ==========

Primary earnings (loss) per common
share:
  Loss before extraordinary gain       $    (0.11)    $    (0.26)     $    (0.44)    $    (0.31)
  Extraordinary gain                         0.00          10.89            0.00          10.89
                                       ----------     ----------      ----------     ----------
  Net earnings (loss)                  $    (0.11)    $    10.63      $    (0.44)    $    10.58
                                       ==========     ==========      ==========     ==========

Fully diluted earnings (loss) per
common share:
  Loss before extraordinary gain       $    (0.11)    $    (0.04)     $    (0.44)    $    (0.10)
  Extraordinary gain                         0.00           2.04            0.00           4.42
                                       ----------     ----------      ----------     ----------
  Net earnings (loss)                  $    (0.11)    $     2.00      $    (0.44)    $     4.32
                                       ==========     ==========      ==========     ==========

See notes to interim consolidated financial statements.

                       HomeFed Corporation and Subsidiaries
       Consolidated Statements of Changes in Stockholders' Equity (Deficit)
               For the nine months ended September 30, 1996 and 1995
                              (Amounts in thousands)
                                    (Unaudited)
       --------------------------------------------------------------------

                                   Common                                               Total
                                   Shares         Additional                        Stockholders'
                                  $.01 Par         Paid-In        Accumulated           Equity
                                   Value           Capital          Deficit           (Deficit)
                               ------------     ------------     -------------     --------------
Balance, January 1, 1995       $        215     $    338,529     $    (445,589)    $     (106,845)
 Cancellation of old shares            (215)             215
 Issuance of new shares to
   previous stockholders                 58              (58)
 Issuance of new shares
   to Leucadia Financial
   Corporation for cash                  27              783                                  810
 Issuance of new shares
   to creditors                          15              435                                  450
 Net earnings                                                          105,738            105,738
                               ------------    -------------    --------------     --------------
Balance, September 30, 1995    $        100    $     339,904    $     (339,851)    $          153
                               ============    =============    ==============     ==============

Balance, January 1, 1996       $        100    $     339,904    $     (340,869)    $         (865)
  Net loss                                                              (4,435)            (4,435)
                               ------------    -------------    --------------     --------------
Balance, September 30, 1996    $        100    $     339,904    $     (345,304)    $       (5,300)
                               ============    =============    ==============     ==============

See notes to interim consolidated financial statements.

                    HomeFed Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
            For the nine months ended September 30, 1996 and 1995
                           (Amounts in thousands)
                                 (Unaudited)
                 --------------------------------------------

                                                                1996           1995
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                          $   (4,435)    $  105,738
Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
     Extraordinary gain on debt discharged in bankruptcy              -       (108,881)
     Accrued interest added to principal                          2,231            810
     Provision for losses on real estate investments              1,017              -
     Changes in operating assets and liabilities:
          Land and real estate held for development               3,035         (2,134)
          Deposits and other assets                                 264             33
          Accounts payable and accrued liabilities                 (223)          (539)
     Decrease (increase) in restricted cash                          19           (959)
                                                             ----------     ----------
     Net cash provided by (used in) operating activities          1,908         (5,932)
                                                             ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in other assets                                 250           (250)
Decrease in investments                                              13             14
                                                             ----------     ----------
     Net cash provided by (used in) investing activities            263           (236)
                                                             ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to notes payable                                        1,440         24,963
Repayments of notes payable                                      (4,422)          (514)
Payments to settle liabilities subject to compromise                  -        (18,302)
Issuance of new shares to Leucadia Financial
  Corporation for cash                                                -            810
                                                             ----------     ----------
  Net cash provided by (used in) financing activities            (2,982)         6,957
                                                             ----------     ----------
Net increase (decrease) in cash                                    (811)           789
Cash and cash equivalents, beginning of period                    2,373          1,085
                                                             ----------     ----------
Cash and cash equivalents, end of period                     $    1,562     $    1,874
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

    As part of the Plan, the Company settled pending litigation with the Resolution Trust Company (the "RTC") in its capacity as receiver and conservator of HomeFed Bank, F.S.B. ("HomeFed Bank"), a former subsidiary of the Company. Under the RTC settlement, the Company paid the RTC $3,100,000 and the Company received a receivership certificate from the RTC which was redeemed by the RTC for $1,402,000. In addition, the RTC settlement provides that the Company is entitled to receive $850,000 from any tax refunds received by the RTC relating to HomeFed Bank for years prior to 1992. The Company has not recorded an asset related to such tax refunds and no assurance can be given that any such tax refunds will actually be received.

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

    Certain pending claims are being prosecuted by a litigation trust created for the benefit of the Company's creditors under the Plan. Pursuant to the Plan, the Company loaned $250,000 to the trust in order to pay litigation costs. The loan was repaid with interest in the third quarter of 1996. The Company will not otherwise receive any benefits from the trust.

3.  Earnings Per Share.  Primary earnings (loss) per share of
    Common Stock for all periods presented was calculated by dividing net earnings (loss) by the 10,000,000 shares of Common Stock issued on July 3, 1995. Primary earnings (loss) per share calculations based upon the pre-effective date outstanding shares are not meaningful.

    Fully diluted earnings (loss) per share of Common Stock was calculated as described above and, for the periods ended September 30, 1996, conversion of the Convertible Note was not assumed since the effect of such assumed conversion would have been to decrease loss per share. Fully diluted earnings per share of Common Stock for the periods ended September 30, 1995 assumes the Convertible Note had been converted into Common Stock and earnings increased to eliminate the related interest expense. The number of shares used to calculate fully diluted earnings (loss) per share was 10,000,000 and 24,657,000 for the nine month periods ended September 30, 1996 and 1995, respectively, and 10,000,000 and 53,492,000 for the three month periods ended September 30, 1996 and 1995, respectively.

4. Related Party Transactions. Notes payable consist primarily of the Convertible Note issued to LFC and a note issued to LFC as part of LFC's agreement to provide construction financing to the Company, as described below. The Convertible Note bears interest at 12% per annum payable quarterly; however, interest is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement. Unpaid interest is added to the principal balance each quarter. Interest accrued during the nine month period ended September 30, 1996 of $1,968,000 was not paid and was added to the principal balance as of September 30, 1996.

    The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. The interest rate at September 30, 1996 was 9.50%. Interest accrued during the nine month period ended September 30, 1996 on the construction financing totaled $381,000, of which $118,000 was paid to LFC and $263,000 was added to the principal balance during such period. Payments of principal and interest on the loans are payable on demand, and if payments are not made upon demand, the applicable interest rate is increased by 3% per annum. A payment equal to 110% of the construction cost of the property being released is required in order to release property from the construction financing lien. As of September 30, 1996, the balance of the construction financing loan was $3,071,000.

    Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC has agreed to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for periods after March 1, 1997. Administrative fees paid to LFC for the nine month period ended September 30, 1996 totaled $108,000.

5. Paradise Valley. In June of 1996, the Company entered into an agreement to sell certain improved lots at the Paradise Valley Project to The Forecast Group, L.P. In addition, the Company granted options to The Forecast Group, L.P. to purchase certain additional unimproved and partially improved lots from the Company. The agreement and the options were subsequently terminated by the buyer. On October 3, 1996, the Company entered into new agreements with The Forecast Group, L.P.
    Under the new agreements, the Company agreed to sell a total of 124 improved lots at the Paradise Valley Project to The Forecast Group, L.P. for a total purchase price of $5,316,000.

    The sale of 62 lots covered by the agreements closed on October 31, 1996, and the Company received $2,670,000, less closing costs. Subject to certain conditions, the sales of the remaining lots are expected to close on May 1, 1997 and September 1, 1997, pursuant to which the Company will receive $1,010,000 and $1,636,000, respectively, less closing costs. The Company has also granted options to The Forecast Group, L.P. to purchase 156 additional lots for a total purchase price of $5,781,950. The option with respect to 81 of these lots will become exercisable following the sale expected to close on May 1, 1997, and the option with respect to the remaining lots will become exercisable following the sale expected to close on September 1, 1997, each as described above. The options expire on May 1, 1998. The Company is currently evaluating the real estate market to determine the timing of development of the remaining sites in the project.

6. Provision for Losses on Real Estate Investments. During the nine month period ended September 30, 1996, the Company recorded a loss of $1,017,000 due to its decision not to complete the home development on the four detached single-family residential sites at the Paradise Valley Project as originally planned. The Company ceased building additional homes at these sites and it is in the process of selling off all remaining homes in inventory. The Company accepted a cash offer for 124 unbuilt lots and granted options for the purchase of 156 unbuilt lots as mentioned in Note 5 above.

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

Liquidity and Capital Resources

    For the nine month period ended September 30, 1996, net cash was provided by operating activities, principally from sales of real estate. For the nine month period ended September 30, 1995, net cash was used by operating activities, principally for real estate development projects and to pay reorganization expenses.
The Company is a holding company whose principal source of funds is dividends or borrowings from its subsidiaries. As a result, the Company is dependent upon the cash flow, if any, from the real estate development projects of its subsidiaries in order to pay its expenses. The Company expects such cash flows will be sufficient to cover overhead expenses and, pending receipt of funds from The
Forecast Group, L.P. ("The Forecast Group"), the Company expects cash flows will also be sufficient to permit debt service payments on the Convertible Note beginning in 1997. As more fully described in the 1995
 10-K, no principal payments are due on the Convertible Note until July 1998 and accrued interest is only required to be paid under certain conditions. Any unpaid interest is added to the principal balance of the note on a quarterly basis.

    LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. The construction financing is collateralized by certain assets of the Company's subsidiaries or their affiliates, including real estate under development. To facilitate the sale of property to home buyers, LFC has agreed to release property from the construction financing lien when it receives 110% of the assigned cost of construction as a payment towards the outstanding loan. The construction financing bears interest based upon the prime rate, and any unpaid interest is added to the principal balance at the end of each month. As of September 30, 1996, the outstanding balance on this loan was approximately $3,071,000. The Company believes that the construction financing provided by LFC will be adequate to complete its current development plans. Any additional financing required from a lender other than LFC cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain additional financing from sources other than LFC.

  In June of 1996, the Company entered into an agreement to sell certain improved lots at the Paradise Valley Project to The
Forecast Group. In addition, the Company granted options to The Forecast Group to purchase certain additional unimproved and partially improved lots from the Company. The agreement and the options were subsequently terminated by the buyer. On October 3, 1996, the Company entered into new agreements with The Forecast Group, pursuant to which the Company agreed to sell a total of 124 improved lots at the Paradise Valley Project to The Forecast Group for a total purchase price of $5,316,000. The sale of 62 lots covered by the agreements closed on October 31, 1996 and the Company received $2,670,000, less closing costs. Subject to certain conditions, the sales of the remaining lots are expected to close on May
1, 1997 and September 1, 1997, pursuant to which the Company expects to receive $1,010,000 and $1,636,000, respectively, less closing costs.
The Company intends to use a portion of the proceeds from the foregoing sales to repay the outstanding balance of the construction financing provided by LFC. The Company has also granted options to The Forecast Group to purchase 156 additional lots from the Company for a total purchase price of $5,781,950. The option with respect to 81 of these lots will become exercisable following the sale expected to close on May 1, 1997, and the option with respect to the remaining lots will become exercisable following the sale expected to close on September 1, 1997, each as described above. The options expire on May 1, 1998. It is uncertain whether the options will be exercised; however, if such options are exercised, the Company expects to use the proceeds from the sale of the lots covered by such options for future real estate development, debt service payments on the Convertible Note and for working capital needs.

Results of Operations

  Sales of residential properties decreased in the nine month period ended September 30, 1996, compared to the same period in 1995, due to reduced sales of new and trade home inventory. In the three month period ended September 30, 1996, compared to the same period in 1995, sales of residential properties increased because of a change in the mix of homes sold. The Company sold the same number of homes in each of the three month periods; however, the Company sold only new homes in the 1996 period, whereas, in the 1995 period the Company sold both trade and new homes. New homes generally have higher sales prices than trade homes.

  The decrease of cost of sales in the nine month period ended September 30, 1996, compared to the same period in 1995, primarily reflects the reduced level of sales. The increase of cost of sales in the three month period ended September 30, 1996 reflects the mix of homes sold and the reallocation of construction costs resulting from the Company's decision to sell all remaining unbuilt lots in the four detached single-family residential sites at the Paradise Valley Project.

  During the nine month period ended September 30, 1996, the Company recorded a provision for losses on real estate investments of $1,017,000 related to its decision not to complete the four detached single-family residential sites at the Paradise Valley Project as originally planned.

  Interest expense on the Convertible Note to LFC was approximately $680,000 and $1,968,000 for the three month and nine month periods ended September 30, 1996, compared to $585,000 for the same periods in 1995. Interest expense on the construction financing loan relating to substantially completed homes in inventory was $113,000 and $355,000 for the three month and nine month periods ended September 30, 1996. All interest was capitalized on the construction financing loan for the same periods in 1995.

  In 1995, reorganization expenses primarily resulted from the settlement of litigation with the RTC for a net amount of approximately $1,698,000.

  Income tax expense for all periods presented principally relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

  In 1995, the extraordinary gain on debt discharged in bankruptcy resulted from the Company's satisfaction of liabilities to creditors subject to compromise of approximately $127,458,000, principally by the payment of $18,302,000 and the issuance of 1,500,000 shares of Common Stock.

             PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed with this report.

         10.1 Paradise Valley Unit 1 First Closing Purchase
              Agreement and Escrow Instructions, dated October 3,
              1996, between Paradise Valley Communities No. 1 and
              The Forecast Group, L.P.

         10.2 Paradise Valley Unit 2 First Closing Purchase
              Agreement and Escrow Instructions, dated October 3,
              1996, between Paradise Valley Communities No. 1 and
              The Forecast Group, L.P.

         10.3 Paradise Valley Unit 1 Second Closing Purchase
              Agreement and Escrow Instructions, dated October 3,
              1996, between Paradise Valley Communities No. 1 and
              The Forecast Group, L.P.

         10.4 Paradise Valley Unit 2 Second Closing Purchase
              Agreement and Escrow Instructions, dated October 3,
              1996, between Paradise Valley Communities No. 1 and
              The Forecast Group, L.P.

         10.5 Paradise Valley Unit 3 Option to Purchase Real
              Property and Escrow Instructions, dated October 3,
              1996, between Paradise Valley Communities No. 1 and
              The Forecast Group, L.P.

         10.6 Paradise Valley Unit 4 Option to Purchase Real
              Property and Escrow Instructions, dated October 3,
              1996, between Paradise Valley Communities No. 1 and
              The Forecast Group, L.P.

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


                               HOMEFED CORPORATION

                              /s/  CORINNE A. MAKI

                            CORINNE A. MAKI, Treasurer
                             (Authorized Signatory and
                              Principal Financial and
                              Accounting Officer)


Date:  November 13, 1996

                        INDEX TO EXHIBITS

Exhibits

10.1 Paradise Valley Unit 1 First Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between
          Paradise Valley Communities No. 1 and The Forecast Group,
          L.P.

10.2 Paradise Valley Unit 2 First Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between
          Paradise Valley Communities No. 1 and The Forecast Group,
          L.P.

10.3 Paradise Valley Unit 1 Second Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between
          Paradise Valley Communities No. 1 and The Forecast Group,
          L.P.

10.4 Paradise Valley Unit 2 Second Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between
          Paradise Valley Communities No. 1 and The Forecast Group,
          L.P.

10.5 Paradise Valley Unit 3 Option to Purchase Real Property and Escrow Instructions, dated October 3, 1996, between
          Paradise Valley Communities No. 1 and The Forecast Group,
          L.P.

10.6 Paradise Valley Unit 4 Option to Purchase Real Property and Escrow Instructions, dated October 3, 1996, between
          Paradise Valley Communities No. 1 and The Forecast Group,
          L.P.

          27        Financial Data Schedule.