Form 10-K405
period 1996-12-31
HOMEFED CORP
filed 1997-03-28
CIK 833795

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                        -----------------------
                               FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996
                                  OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from              to
                                   -------------   --------------

                      Commission File Number 1-10153

                            HOMEFED CORPORATION
        (Exact Name of the Registrant as Specified in its Charter)

          Delaware                              33-0304982
  --------------------------------          ---------------------
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization             Identification No.)

                            529 East South Temple
                         Salt Lake City, Utah  84102
                                (801) 521-1066
      (Address of principal executive offices and telephone number)

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to section 12(g) of the Act:

                  Common Stock, par value $.01 per share
                  --------------------------------------
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES  [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of March 20, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $1,101,966 on that date.

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

As of March 20, 1997, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                   DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the May 14, 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                            HOMEFED CORPORATION
                              (the "Company")


                                  PART I

ITEM 1.   BUSINESS

Introduction

    HomeFed Corporation ("HomeFed" or the "Company") was incorporated under the laws of Delaware in 1988. Until July 6, 1992, the Company's principal operating subsidiary was HomeFed Bank, F.S.B. ("HomeFed Bank"). On July 6, 1992, the Office of Thrift Supervision appointed the Resolution Trust Corporation ("RTC") as receiver for HomeFed Bank and the RTC took possession and control of HomeFed Bank. On October 22, 1992, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California. On July 3, 1995, HomeFed emerged from Chapter 11 Bankruptcy protection pursuant to its court approved plan of reorganization. Set forth below is a description of the Company's plan of reorganization and a description of the business of the Company following its emergence from bankruptcy.

Plan of Reorganization

    The Company emerged from Chapter 11 Bankruptcy protection on July 3, 1995, pursuant to its Fourth Amended Plan of Reorganization Dated July 15, 1994, as amended (the "Plan"). The Plan was principally funded by a $20,000,000 convertible note (the "Convertible Note") issued to Leucadia Financial Corporation ("LFC"), an indirect wholly-owned subsidiary of Leucadia National Corporation ("Leucadia"), and by LFC's purchase of 2,700,000 newly issued $.01 par value shares ("Common Stock") of the Company for $810,000. LFC was the largest holder of the Company's convertible subordinated debentures on the effective date of the Plan.

    As part of the Plan, HomeFed settled pending litigation with the RTC in its capacity as receiver and conservator of HomeFed Bank. Under the RTC settlement, HomeFed paid the RTC $3,100,000 and HomeFed received a receivership certificate from the RTC. The receivership certificate was redeemed by the RTC for $1,402,000 which was paid to HomeFed. The RTC settlement provides that HomeFed is entitled to receive $850,000 from any tax refunds received by the RTC relating to HomeFed Bank for years prior to 1992. The Company has not recorded an asset related to such tax refunds and no assurances can be given that they actually will be received.

    Also under the Plan, general unsecured creditors, principally the holders of the Company's convertible subordinated debentures, received a pro rata share of
(i) $16,900,000 (ii) the Company's rights to the RTC tax refund relating to HomeFed Bank and the $1,402,000 receivership certificate proceeds,
(iii) 1,500,000 shares of Common Stock valued by the Bankruptcy Court at $.30 per share and (iv) an interest in the litigation trust described below.

    The Plan provided for the issuance of 5,800,000 new shares of Common Stock to the pre-effective date stockholders of the Company and approximately 21,484,000 old shares of common stock were canceled. As a result of the shares it received as a general unsecured creditor and the shares it purchased as described above, LFC owns 4,117,986 shares or approximately 41.2% of the outstanding Common Stock of the Company, without giving effect to the Common Stock that LFC may acquire in the future pursuant to the terms of the Convertible Note. See Item 13-"Certain Relationships and Related Transactions."

    Certain pending claims are being prosecuted by a litigation trust (the "Litigation Trust") created for the benefit of the Company's creditors under the Plan. Pursuant to the Plan, the Company loaned $250,000 to the Litigation Trust in order to pay litigation costs. The loan was repaid with interest in 1996. The Company will not otherwise receive any benefits from the Litigation Trust.

Description of Business

     The Company is a holding company primarily engaged in the investment in and development of residential real estate projects in Northern California, through its wholly-owned subsidiaries HomeFed Communities, Inc. ("HomeFed Communities") and HomeFed Resources Corporation ("HomeFed Resources"). The Company's subsidiaries enter into contracts with local builders and developers to provide construction, marketing and management services. Revenues of the Company are derived principally from the sale of real estate in connection with its real estate projects. Expenses consist principally of construction and development costs, interest on debt and general and administrative expenses. The Company's current development projects are described below.

Paradise Valley

     Paradise Valley is a new community located in Solano County in the northeast portion of the City of Fairfield, California. Prior to October 1996, the Company owned approximately one-third of the development project and the balance of the project was owned by three unrelated development companies. The Company's holdings originally included 84 acres planned for four detached single family residential sites, three clustered housing development sites and a school site.

     On October 3, 1996, the Company entered into agreements with The Forecast Group (Registered Trade Name), L.P. ("The Forecast Group") pursuant to which the Company agreed to sell a total of 124 improved lots at the Paradise Valley project to The Forecast Group for a total purchase price of $5,316,000. The sale of 62 lots covered by the agreements closed on October 31, 1996, and the Company received $2,670,000, less closing costs. Subject to certain conditions, the sales of the remaining lots are expected to close on May 1, 1997 and September 1, 1997, at which times the Company will receive $1,010,000 and $1,636,000, respectively, less closing costs. The Company has also granted options to The Forecast Group to purchase 156 additional lots for a total purchase price of $5,781,950. The option with respect to 81 of these lots will become exercisable following the sale expected to close on May 1, 1997, and the option with respect to the remaining lots will become exercisable following the sale expected to close on September 1, 1997, each as described above. The options expire on May 1, 1998.

     Following the sales to The Forecast Group, and assuming that The Forecast Group exercises its options, the Company's remaining holdings at the Paradise Valley project will consist of the three clustered housing development sites and the school site. The Company is entertaining offers from potential purchasers with respect to the remaining sites. If the Company does not receive an acceptable offer for these sites, the Company will reevaluate its alternatives with respect to the sale or development of these sites and may request that they be rezoned as detached single family residential sites or commercial sites; however, no assurance can be made that the sites will be rezoned. At December 31, 1996, the book value of the Company's investment in Paradise Valley was approximately $11,271,000.

Silverwood

     The Silverwood project is part of the greater Sacramento metropolitan area located in Placer County, in a community commonly known as Granite Bay. Silverwood is a 175 acre development and is planned for 97 single family detached units and a 40 acre public high school. The Company owns 78 of the 97 lots, with the balance owned by LFC. The project has a vested tentative map approved by the County which expires in January 1998. The Company has received inquiries and is entertaining offers from potential purchasers interested in acquiring the Company's remaining lots at the Silverwood project. If an acceptable offer is received, the Company may sell its remaining interest in the Silverwood project. Otherwise, the Company expects to develop the project after existing custom lot inventory in the area is substantially reduced. The Company anticipates that this would result in the commencement of development in early 1998; however, no assurance can be given that development will begin at that time. At December 31, 1996, the book value of the Company's investment in Silverwood was approximately $2,257,000.

Carson Creek

     The Carson Creek project is a 127 residential lot development located in Sacramento County, northeast of Sacramento in an area generally referred to as Gold River. Development commenced in 1990 and the last remaining home was sold in 1996.

     For information with respect to the Company's plans for future real estate development projects, see Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Competition

     The construction and sale of homes is a highly competitive business. There are numerous other real estate developers operating in the same geographic areas in which the Company operates. The principal methods of competition among real estate developers are price and the quality of real estate sold. The quality of real estate sold depends on various factors, including the quality of construction and location.

Government Regulation

     The housing industry is subject to increasing environmental, building, zoning and real estate regulations that are imposed by various federal, state and local authorities. Such regulations affect homebuilding by specifying, among other things, the type and quality of building material that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential home buyers. In developing a community, the Company must obtain the approval of numerous governmental agencies regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.

Environmental Compliance

     Environmental laws may cause the Company to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of the Company's development projects. To date, environmental laws have not had a material adverse effect on the Company, and management is not currently aware of any environmental compliance matters that would have a material adverse effect on the Company.

Employees; Administrative Services

     Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC agreed to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Company and LFC have agreed that the fee to be paid to LFC for the period from March 1, 1997 through March 1, 1998 will be $68,274. Although this fee is lower than the fee paid in the prior period, the Company will now pay certain expenses previously paid by LFC. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for any period. Administrative fees paid to LFC for the year ended December 31, 1996 totaled $143,000.

     All of the Company's administrative services are currently provided by LFC and, as of December 31, 1996, the Company had only one employee. All of the officers of the Company are Officers of LFC. See Item 13 - "Certain Relationships and Related Transactions."

ITEM 2.   PROPERTIES

     See Item 1 - "Business -- Description of Business" for a description of the Company's real estate development projects.

     The Company's executive offices are located at 529 East South Temple in Salt Lake City, Utah in an office building occupied and leased by LFC. LFC provides such office space to the Company in connection with the administrative services provided to the Company by LFC.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in certain routine legal matters arising in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     During the fourth quarter of 1996, no matter was submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                            Office
                                     Position with           Held
     Name               Age           the Company           Since
-----------------      -----        ---------------        --------
Patricia A. Wood        32             President             1995

Corinne A. Maki         40             Treasurer             1995

Ruth Klindtworth        62             Secretary             1995


     The officers serve at the pleasure of the Board of Directors of the Company.

     The recent business experience of the Company's executive officers is summarized as follows:

Patricia A. Wood.

     Ms. Wood has served as President of the Company since February 1995 and as President of HomeFed Communities and HomeFed Resources since August 1994. Ms. Wood also served as Executive Vice President of the Company from April 1993 to July 1994 and as Chief Financial Officer from October 1992 to April 1993. From September 1989 to October 1992, Ms. Wood was the Assistant Controller for Douglas Allred Co., a real estate development company. Ms. Wood is also the President of LFC.

Corinne A. Maki.

     Ms. Maki, a certified public accountant, has served as Treasurer of the Company since February 1995. Ms. Maki has also served as an Assistant Secretary of the Company since August 1995, and prior thereto had served as Secretary of the Company since February 1995. Ms. Maki has also been a Vice President of LFC, holding the offices of Controller, Assistant Secretary and Treasurer, since October 1992. Ms. Maki has been employed by Leucadia since December 1991.

Ruth Klindtworth.

     Ms. Klindtworth was appointed Secretary of the Company in August 1995. Ms. Klindtworth has been employed by Leucadia since July 1960 and has served as Secretary of Leucadia since February 1976 and as Vice President--Corporate Administrator of Leucadia since January 1990. Ms. Klindtworth has also served in various other capacities with Leucadia and its subsidiaries and is currently Secretary of LFC.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations furnished to the Company, the Company has determined that, to the best of the Company's knowledge, during 1996 all reports required by Section 16(a) of the Exchange Act were filed on a timely basis.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     No information is available concerning the market price of the Company's common stock for the period during which the Company was in bankruptcy. The following table sets forth certain information concerning the market price of the Company's Common Stock since it emerged from bankruptcy in July 1995.

                                          High        Low
                                        --------    --------

Year ended December 31, 1995
     Third Quarter                      $   .25     $  .125
     Fourth Quarter                        1.25        .0625

Year ended December 31, 1996
     First Quarter                      $  1.25     $  .25
     Second Quarter                        1.25        .125
     Third Quarter                          .375       .125
     Fourth Quarter                         .375       .125

     The Company's Common Stock is traded in the over-the-counter market. The Company's Common Stock is not listed on any stock exchange, and price information for the Common Stock is not regularly quoted on any automated quotation system. The prices above are based on bid quotations, as published by the National Association of Securities Dealers OTC Bulletin Board Service, and represent interdealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 20, 1997, the
bid price for the Company's Common Stock, was $.0625 per share.   As of this
date, there were approximately 10,439 stockholders of record. The Company did not declare dividends on its Common Stock during 1995 or 1996 and it does not anticipate that it will pay dividends for the foreseeable future.

     The Company's Common Stock does not currently meet the minimum requirements for listing on a national securities exchange or inclusion in the Nasdaq Stock Market. If the Company's Common Stock becomes eligible to be listed or included in the Nasdaq Stock Market, the Company will consider its alternatives with respect to the trading market for the Company's Common Stock.

     On December 20, 1996, the Board of Directors of the Company appointed American Stock Transfer Company as transfer agent for the Company's Common Stock. American Stock Transfer Company's address is 40 Wall Street, New York, New York 10005.

ITEM 6.    SELECTED FINANCIAL DATA

     The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 7 below.

                                                                       Year Ended December 31,
                                                                       -----------------------

                                                     1996          1995          1994         1993          1992
                                                   ---------     ---------     ---------    ---------     ---------
                                                           (Dollars in thousands, except per share amounts)
SELECTED STATEMENT OF OPERATIONS DATA:
 Sales of residential and commercial properties    $   8,988     $   9,422     $   4,484     $   8,527     $       -
 Gross profit (loss)                                    (464)          426            66           369             -
 Interest expense                                      3,063         1,458             -             -             -
 Loss from operations                                 (6,417)       (2,435)       (3,020)      (10,619)       (8,279)
 Reorganization items - (expense) income                   -        (1,924)       (1,424)       (1,633)        2,126
 Discontinued operations (net of tax)                      -             -             -            -       (104,945)
 Loss before extraordinary items                      (6,297)       (4,161)       (4,294)       (9,573)     (109,615)
 Extraordinary items:
  Equity in joint venture's extinguishment of debt         -             -             -         3,051             -
  Extinguishment of debt - bankruptcy                      -       108,881             -             -             -
 Net earnings (loss)                                  (6,297)      104,720        (4,294)       (6,522)     (109,615)
 Per share:
 Primary earnings (loss) per common share:
  Loss before discontinued operations              $   (0.63)    $   (0.42)    $   (0.43)    $   (0.96)    $   (0.47)
  Loss on discontinued operations                          -             -             -             -        (10.49)
                                                   ---------     ---------     ---------     ---------     ---------
  Loss before extraordinary items                      (0.63)        (0.42)        (0.43)        (0.96)       (10.96)
  Extraordinary items                                      -         10.89             -          0.31             -
                                                   ---------     ---------     ---------     ---------     ---------
   Net earnings (loss)                             $   (0.63)    $   10.47     $   (0.43)    $   (0.65)    $  (10.96)
                                                   =========     =========     =========     =========     =========
 Fully diluted earnings (loss) per common share:
  Loss before discontinued operations              $   (0.63)    $   (0.09)    $   (0.43)    $   (0.96)    $   (0.47)
  Loss on discontinued operations                          -             -             -             -        (10.49)
                                                   ---------     ---------     ---------     ---------     ---------
  Loss before extraordinary items                      (0.63)        (0.09)        (0.43)        (0.96)       (10.96)
  Extraordinary items                                      -          3.35             -          0.31             -
                                                   ---------     ---------     ---------     ---------     ---------
   Net earnings (loss)                             $   (0.63)    $    3.26     $   (0.43)    $   (0.65)    $  (10.96)
                                                   =========     =========     =========     =========     =========

                                                                             At December 31,
                                                                             ---------------
                                                     1996          1995          1994          1993          1992
                                                   ---------     ---------     ---------     ---------     ---------
                                                           (Dollars in thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
 Land and real estate held for development         $  13,528     $  22,069     $  21,139     $  22,071     $  27,544
 Total assets                                         17,091        26,851        23,387        27,453        31,583
 Notes payable to Leucadia Financial Corporation      23,877        26,996         1,199             -             -
 Other notes payable                                       -           126           173           986             -
 Stockholders' deficit                                (7,162)         (865)     (106,845)     (102,551)      (96,029)
 Shares outstanding                                   10,000        10,000        10,000        10,000        10,000
 Book value per common share                       $   (0.72)    $   (0.09)    $  (10.68)    $  (10.26)    $   (9.60)


     Primary earnings (loss) per common share and book value per common share were calculated assuming the 10,000,000 shares of Common Stock issued on July 3, 1995 were the only shares outstanding for all years presented. Book value per common share calculations based upon the pre-effective date outstanding shares are not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report.

Liquidity and Capital Resources

     As more fully described in Item 1 - "Business," on July 3, 1995, the Company emerged from Chapter 11 Bankruptcy protection pursuant to its court approved plan of reorganization. The Plan was principally funded by a $20,000,000 Convertible Note issued to LFC and the sale to LFC of 2,700,000 newly issued shares of Common Stock for $810,000. The funds received from LFC were used along with other consideration to satisfy the Company's liabilities subject to compromise of approximately $127,458,000 and to settle pending litigation with the RTC.

     For the year ended December 31, 1996, net cash was provided by operating activities, principally from sales of real estate. For the years ended December 31, 1995 and 1994, net cash was used by operating activities, principally for real estate development projects and to pay reorganization expenses. The Company is a holding company and its principal sources of funds are dividends or borrowings from its subsidiaries. As a result, the Company is dependent upon the cash flow, if any, from the real estate development projects of its subsidiaries in order to pay its expenses. The Company expects such cash flows will be sufficient to cover overhead expenses and, pending receipt of funds from The Forecast Group, the Company expects cash flows may also be sufficient to permit debt service payments on the Convertible Note beginning in 1997. No principal payments are due on the Convertible Note until September 1998 and accrued interest is only required to be paid under certain conditions. See
Item 13-"Certain Relationships and Related Transactions."

     LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. Amounts outstanding under the construction financing are collateralized by certain assets of the Company's subsidiaries or their affiliates, including real estate under development. To facilitate the sale of property to home buyers, LFC has agreed to release property from the construction financing lien when it receives 110% of the assigned cost of construction as a payment towards the outstanding loan. The construction financing bears interest based upon the prime rate, and any unpaid interest is added to the principal balance at the end of each month. As of December 31, 1996, there was no outstanding balance on the construction financing. The Company believes that the construction financing provided by LFC will be adequate to complete its current development plans. Any additional financing required from a lender other than LFC cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain additional financing from sources other than LFC.

     On October 3, 1996, the Company entered into agreements with The Forecast Group, pursuant to which the Company agreed to sell a total of 124 improved lots at the Paradise Valley project to The Forecast Group for a total purchase price of $5,316,000. The sale of 62 lots covered by the agreements closed on

October 31, 1996 and the Company received $2,670,000, less closing costs. The Company applied all of the proceeds from the foregoing sales to reduce the outstanding balance of the construction financing provided by LFC. Subject to certain conditions, the sales of the remaining lots are expected to close on May 1, 1997 and September 1, 1997, at which times the Company expects to receive $1,010,000 and $1,636,000, respectively, less closing costs. The Company has also granted options to The Forecast Group to purchase 156 additional lots from the Company for a total purchase price of $5,781,950. The option with respect to 81 of these lots will become exercisable following the sale expected to close on May 1, 1997, and the option with respect to the remaining lots will become exercisable following the sale expected to close on September 1, 1997, each as described above. The options expire on May 1, 1998. It is uncertain whether the options will be exercised; however, if such options are exercised, the Company expects to use the proceeds from the sale of the lots covered by such options for future real estate development, debt service payments on the Convertible Note and for working capital needs.

     The Company continues to seek opportunities for additional real estate development projects. Any such projects would be funded by the $15,000,000 construction financing and the expected cash proceeds from the sale to The Forecast Group. After July 1998, however, the ability of the Company to undertake new development projects will depend significantly upon the actions of LFC with respect to its investment in the Company. In September 1998, if LFC does not exchange the Convertible Note for shares of Common Stock of the Company, the Company will be required to begin making principal and interest payments under the payment terms of the Convertible Note. Accordingly, most of the Company's cash resources would have to be used for payments on the Convertible Note. Given the current state of the Company's real estate activities, unless the Company acquires additional real estate development projects, it is unlikely the Company would have sufficient cash flow to repay the Convertible Note in accordance with its terms. If, however, LFC decides to exchange the Convertible Note for Common Stock of the Company, the Company will be able to use its cash resources for additional development projects. LFC has not advised the Company as to whether it intends to exchange the Convertible Note, and no assurance can be given that LFC will exchange the Convertible Note.

     The Company, as well as the real estate industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. Higher interest rates may also affect the affordability and availability of financing to prospective purchasers. In addition, as all of the Company's real estate projects are located in California, the Company's operations are particularly dependent upon that state's economic conditions.

Results of Operations

     Sales of residential properties decreased in 1996 as compared to 1995 due to the sale of lots to The Forecast Group and due to fewer new and trade home sales. Except for two homes, all remaining residential homes at Paradise Valley were sold in 1996.

     Sales of residential properties increased in 1995 as compared to 1994 due to the opening of the Paradise Valley project in May 1995 and a new sales program at the Carson Creek project that began in September 1994 to complete and sell all remaining homes. Except for one rental home, all remaining residential homes at Carson Creek were sold in 1995.

     The increase in cost of sales in 1996 as compared to 1995 reflects the increased cost of homes sold primarily due to the reallocation of Paradise Valley costs to residential home inventory based on the Company's decision to build fewer homes.

     The increase in cost of sales in 1995 as compared to 1994 reflects the increased level of home sales. Gross profit percentages for both years reflect the mix of homes sold in different projects.

     Land and real estate held for development is carried at the lower of cost or fair value less costs to sell. The provision for losses for the years ended December 31, 1996 and 1994 reflect the Company's estimates to reduce the carrying value of the real estate investments to fair value less costs to sell. See Notes 1 and 6 to the Company's consolidated financial statements.

     Interest expense primarily reflects the interest due on the Convertible Note to LFC of $2,669,000 for 1996 and $1,208,000 for 1995, which was not paid and was added to the principal balance of the note as stipulated under the note agreement. Interest on the construction loan was also expensed for construction phases that were substantially complete. Interest of $385,000 and $167,000 was expensed on the construction loan in 1996 and 1995, respectively.

     The decrease in general and administrative expenses in 1996 as compared to 1995 reflects the decreased costs in selling expenses attributable to the Carson Creek project, which was substantially completed in 1995.

     The increase in general and administrative expenses in 1995 as compared to 1994 reflects the additional costs related to administration, management, sales and marketing of the Paradise Valley project which opened in May 1995 and selling expenses attributable to the Carson Creek project. These increases were partially offset by reduced corporate overhead expenses for the Company and its subsidiaries.

     Reorganization expenses decreased in 1996 as a result of the Company's emergence from bankruptcy in July 1995. Reorganization expenses increased in 1995 as compared to 1994 primarily due to the settlement of litigation with the RTC for a net amount of approximately $1,698,000. This increase was partially offset by a reduction in professional fees while the Company was in bankruptcy.

     Income tax expense or benefit for all years presented principally relates to state franchise taxes. The Company has not recognized any income tax benefit for its operating losses in all years presented due to the uncertainty of sufficient future taxable income which is required in order to recognize such tax benefits.

     In 1995, the extraordinary gain on debt discharged in bankruptcy resulted from the Company's satisfaction of liabilities to creditors subject to compromise of approximately $127,458,000, principally by the payment of $18,302,000 and the issuance of 1,500,000 shares of Common Stock.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

     During 1995, the Board of Directors of the Company approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants. The firm of Deloitte & Touche LLP, which had served as the Company's independent accountants since 1992, was dismissed by the Company on October 13, 1995. On November 7, 1995, the Company engaged Coopers & Lybrand L.L.P. as its independent accountants for the year ended December 31, 1995.

     The accountant's reports which Deloitte & Touche LLP issued with respect to the Company's financial statements for the years ended December 31, 1994 and 1993 were modified as to the uncertainties regarding the ultimate outcome of the Company's reorganization proceedings under Chapter 11 of the United States Bankruptcy Code and stated that the Company's recurring losses and stockholders' deficit raised substantial doubt about its ability to continue as a going concern. During the two most recent fiscal years and the subsequent interim periods preceding the dismissal of Deloitte & Touche LLP, the Company did not have any disagreements with Deloitte & Touche LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.

     As noted above, on November 7, 1995, Coopers & Lybrand L.L.P. was engaged as the Company's independent accountants for the year ended December 31, 1995. No consultations occurred between the Company and Coopers & Lybrand L.L.P. during the two fiscal years and the subsequent interim period prior to Coopers & Lybrand L.L.P.'s appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 1997 annual meeting of stockholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

     The Directors of the Company are Timothy Considine, Michael A. Lobatz and Patricia A. Wood. Mr. Considine is the Managing Partner of Considine and Considine, an accounting firm, and Mr. Lobatz is a practicing physician. Ms. Wood is President of the Company and an officer of LFC.

ITEM 11.   EXECUTIVE COMPENSATION

     The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information to be included under the caption "Present Beneficial Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As described above, LFC agreed to provide administrative services to the Company pursuant to the Administrative Services Agreement for an annual fee of $141,000 through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Company and LFC have agreed that the fee to be paid to LFC for the period from March 1, 1997 through March 1, 1998 will be $68,274. Although this fee is lower than the fee paid in the prior period, the Company will now pay certain expenses previously paid by LFC. All of the officers of the Company are officers of LFC and receive compensation from LFC or Leucadia. Except for Ms. Wood, the officers of the Company did not receive compensation directly from the Company in 1996.

     The Company's executive offices are located at 529 East South Temple in Salt Lake City, Utah in an office building occupied and leased by LFC. LFC provides such office space to the Company in connection with the administrative services provided to the Company by LFC.

     As described above under Item 1 - "Business -- Plan of Reorganization," the Company emerged from Chapter 11 Bankruptcy protection pursuant to its court approved plan of reorganization. The Plan was principally funded by the issuance of the $20,000,000 Convertible Note to LFC and the sale to LFC of 2,700,000 newly issued shares of Common Stock for $810,000. The Convertible Note bears interest at 12% per annum payable quarterly; however, interest is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement relating to the Convertible Note. Unpaid interest is added to the principal balance each quarter. The Convertible Note matures on July 3, 2003. Commencing July 6, 1998, the Convertible Note, including any accrued interest previously added to the principal balance, may be exchanged for up to a maximum of 54,400,000 shares of Common Stock at a conversion price of $.45 per share, subject to certain restrictions. The Convertible Note is collateralized by all of the Company's assets and has been guarantied by each of the Company's subsidiaries. The guaranties of the Company's subsidiaries are collateralized by all of the assets of such subsidiaries. LFC owns 4,117,986 shares or approximately 41.2% of the outstanding Common Stock of the Company, without giving effect to the Common

Stock that LFC may acquire in the future pursuant to the terms of the Convertible Note.

     In addition to loaning $20,000,000 to the Company pursuant to the Convertible Note, LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates for as long as the Convertible Note is outstanding. The construction financing is collateralized by certain assets of the Company's subsidiaries or their affiliates. The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. No amounts were outstanding under the construction financing as of December 31, 1996.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a)(1)     Financial Statements

           Reports of Independent Accountants                             F-1

           Consolidated Balance Sheets at December 31,                    F-3
           1996 and 1995

           Consolidated Statements of Operations for the                  F-4
           years ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Changes in                          F-5
           Stockholders' Deficit for the years ended
           December 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows for                      F-6
           the years ended December 31, 1996, 1995 and
           1994

           Notes to Consolidated Financial Statements                     F-7

(a)(2)     Financial Statement Schedules

           Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto

(a)(3) The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number                        Exhibit
-------                    -------------

2.1 Amended Disclosure Statement to the Company's Fourth Amended Plan of Reorganization Dated July 15, 1994 (incorporated by reference to
           Exhibit 2.1 to the Company's current report on Form 8-K dated June 14, 1995).

2.2 The Company's Fourth Amended Plan of Reorganization Dated July 15, 1994 (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K dated June 14, 1995).

2.3 Order Modifying and Confirming the Company's Fourth Amended Plan of Reorganization Dated July 15, 1994 (incorporated by reference to
           Exhibit 2.3 to the Company's current report on Form 8-K dated June 14, 1995).

3.1 Restated Certificate of Incorporation, as restated July 3, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995).

3.2 By-laws of the Company as amended through November 10, 1995 (incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
           1995).

10.1 Letter Agreement dated July 3, 1995 between the Company and Leucadia Financial Corporation and Second Amended and Restated Promissory Note dated August 31, 1995 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995).

10.2 Loan Agreement dated July 3, 1995 between the Company and Leucadia Financial Corporation and Form of 12% Secured Convertible Note due July 3, 2003 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995).

10.3 Paradise Valley Unit 1 First Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
           1996).

10.4 Paradise Valley Unit 2 First Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
           1996).

10.5 Paradise Valley Unit 1 Second Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
           1996).

10.6 Paradise Valley Unit 2 Second Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
           1996).

10.7 Paradise Valley Unit 3 Option to Purchase Real Property and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
           1996).

10.8 Paradise Valley Unit 4 Option to Purchase Real Property and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
           1996).

21         *    Subsidiaries of the Company.

27         *    Financial Data Schedule

*          Filed with this report.

(b)        Reports on Form 8-K

           Not Applicable.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HOMEFED CORPORATION


Date: March 26, 1997      By     /s/ Corinne A. Maki
                            -------------------------------
                            Corinne A. Maki, Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 22, 1997      By     /s/ Timothy Considine
                            -------------------------------
                            Timothy Considine, Director and
                            Chairman of the Board


Date: March 26, 1997      By     /s/ Patricia A. Wood
                            -------------------------------
                            Patricia A. Wood, Director
                            (Principal Executive Officer)


Date: March 26, 1997      By    /s/ Corinne A. Maki
                            ------------------------------
                            Corinne A. Maki, Treasurer
                            (Principal Financial and Accounting
                             Officer)


Date: March 20, 1997      By    /s/ Michael A. Lobatz
                            ------------------------------
                            Michael A. Lobatz, Director

                      Report of Independent Accountants

To the Board of Directors of
HomeFed Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of HomeFed Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeFed Corporation and Subsidiaries as of December 31,1996 and 1995, and the results of their operations and their cash flows for the years then ended in conforming with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Salt Lake City, Utah
March 6, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  HomeFed Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of HomeFed Corporation and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company and its subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements for the year ended December 31, 1994 do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (b) as to operations, the effect of any changes that may be made in the Company's business. The outcome of these matters is not presently determinable. Accordingly, the consolidated financial statements do not include adjustments that might result from the ultimate outcome of these uncertainties.

The accompanying consolidated financial statements for the year ended December 31, 1994 have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management intends to address these issues through its plan of reorganization, as discussed in Note 2. The financial statements for the year ended December 31, 1994 do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

San Diego, California
April 24, 1995

                    HomeFed Corporation and Subsidiaries
                        Consolidated Balance Sheets
                        December 31, 1996 and 1995
                  (Dollars in thousands, except par value)
                --------------------------------------------

                                                        1996           1995
                                                     ----------     ----------
ASSETS

Land and real estate held for development            $   13,528     $   22,069
Cash and cash equivalents                                 1,809          2,373
Restricted cash                                           1,085          1,105
Investments                                                  71             83
Deposits and other assets                                   598          1,221
                                                     ----------     ----------

TOTAL                                                $   17,091     $   26,851
                                                     ==========     ==========

LIABILITIES

Notes payable to Leucadia Financial Corporation      $   23,877     $   26,996
Other note payable                                            -            126
Accounts payable and accrued liabilities                    376            594
                                                     ----------     ----------

     Total liabilities                                   24,253         27,716
                                                     ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value; 100,000,000 shares
     authorized; 10,000,000 shares outstanding              100            100
Additional paid-in capital                              339,904        339,904
Accumulated deficit                                    (347,166)      (340,869)
                                                     ----------     ----------

     Total stockholders' deficit                         (7,162)          (865)
                                                     ----------     ----------

TOTAL                                                $   17,091     $   26,851
                                                     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    HomeFed Corporation and Subsidiaries
                    Consolidated Statements of Operations
             For the years ended December 31, 1996, 1995 and 1994
               (Dollars in thousands, except per share amounts)
            ------------------------------------------------------

                                                                1996           1995           1994
                                                             ----------     ----------     ----------
Sales of residential properties                              $    8,988     $    9,422     $    4,484
Cost of sales                                                     9,452          8,996          4,418
                                                             ----------     ----------     ----------

Gross profit (loss)                                                (464)           426             66

Equity in losses (gains) of joint ventures                           (7)             -             97
Provision for losses on real estate investments                   1,583              -          1,962
Interest expense relating to Leucadia Financial Corporation       3,054          1,375              -
Other interest expense                                                9             83              -
General and administrative expenses                               1,171          1,261          1,027
Management fees to Leucadia Financial Corporation                   143            142              -
                                                             ----------     ----------     ----------

Loss from operations                                             (6,417)        (2,435)        (3,020)
Other income - net                                                  174            220            146
                                                             ----------     ----------     ----------

Loss before reorganization items                                 (6,243)        (2,215)        (2,874)

Reorganization items:
     RTC settlement and professional fees                             -          1,924          1,424
                                                             ----------     ----------     ----------

Loss before income taxes                                         (6,243)        (4,139)        (4,298)

Income tax benefit (expense)                                        (54)           (22)             4
                                                             ----------     ----------     ----------

Loss before extraordinary item                                   (6,297)        (4,161)        (4,294)

Extraordinary item:
     Extraordinary gain on debt discharged in bankruptcy              -        108,881              -
                                                             ----------     ----------     ----------

Net earnings (loss)                                          $   (6,297)    $  104,720     $   (4,294)
                                                             ==========     ==========     ==========

Primary earnings (loss) per common share:
     Loss before extraordinary item                          $    (0.63)    $    (0.42)    $    (0.43)
     Extraordinary item                                               -          10.89              -
                                                             ----------     ----------     ----------
     Net earnings (loss)                                     $    (0.63)    $    10.47     $    (0.43)
                                                             ==========     ==========     ==========

Fully diluted earnings (loss) per common share:
     Loss before extraordinary item                          $    (0.63)    $    (0.09)    $    (0.43)
     Extraordinary item                                               -           3.35              -
                                                             ----------     ----------     ----------
     Net earnings (loss)                                     $    (0.63)    $     3.26     $    (0.43)
                                                             ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   HomeFed Corporation and Subsidiaries
        Consolidated Statements of Changes in Stockholders' Deficit
           For the years ended December 31, 1996, 1995 and 1994
                          (Dollars in thousands)
        -----------------------------------------------------------

                                             Common
                                             Stock            Additional                                Total
                                            $.01 Par            Paid-In           Accumulated       Stockhholders'
                                             Value              Capital             Deficit            Deficit
                                        ---------------     ---------------     ---------------     ---------------
Balance, January 1, 1994                $           215     $       338,529     $      (441,295)    $      (102,551)

Net loss                                                                                 (4,294)             (4,294)
                                        ---------------     ---------------     ---------------     ---------------

Balance, December 31, 1994                          215             338,529            (445,589)           (106,845)

Cancellation of old shares                         (215)                215

Issuance of new shares to previous
     stockholders                                    58                 (58)

Issuance of new shares to Leucadia
     Financial Corporation for cash                  27                 783                                     810

Issuance of new shares to creditors                  15                 435                                     450

Net earnings                                                                            104,720             104,720
                                        ---------------     ---------------     ---------------     ---------------

Balance, December 31, 1995                          100             339,904            (340,869)               (865)

Net loss                                                                                 (6,297)             (6,297)
                                        ---------------     ---------------     ---------------     ---------------

Balance, December 31, 1996              $           100     $       339,904     $      (347,166)    $        (7,162)
                                        ===============     ===============     ===============     ===============


The accompanying notes are an integral part of these consolidated financial statements.

                    HomeFed Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
            For the years ended December 31, 1996, 1995 and 1994
                           (Dollars in thousands)
            ----------------------------------------------------

                                                                                   1996           1995           1994
                                                                                ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                             $   (6,297)    $  104,720     $   (4,294)

Adjustments to reconcile net earnings (loss) to net cash provided by (used
in) operating activities:
  Extraordinary gain on debt discharged in bankruptcy                                    -       (108,881)             -
  Equity in losses (gains) of joint ventures                                            (7)             -             97
  Provision for losses on real estate investments                                    1,583              -          1,962
  Accrued interest added to notes payable to Leucadia
    Financial Corporation                                                            2,957          1,524              -
  Changes in operating assets and liabilities:
    Land and real estate held for development                                        6,958           (930)        (1,593)
    Deposits and other assets                                                          373            129            592
    Accounts payable and accrued liabilities                                          (218)          (808)          (158)
  Decrease (increase) in restricted cash                                                20           (963)           198
                                                                                ----------     ----------     ----------
    Net cash provided by (used in) operating activities                              5,369         (5,209)        (3,196)
                                                                                ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in other assets                                                    250           (250)             -
Distributions from joint ventures                                                        7              -            536
Decrease in investments                                                                 12             13          2,241
                                                                                ----------     ----------     ----------
    Net cash provided by (used in) investing activities                                269           (237)         2,777
                                                                                ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to notes payable to Leucadia Financial Corporation                         1,439         25,960          1,199
Repayments of notes payable to Leucadia Financial Corporation                       (7,515)        (1,687)             -
Repayments of other notes payable                                                     (126)           (47)          (813)
Payments to settle liabilities subject to compromise                                     -        (18,302)             -
Issuance of new shares to Leucadia Financial Corporation for cash                        -            810              -
                                                                                ----------     ----------     ----------
    Net cash provided by (used in) financing activities                             (6,202)         6,734            386
                                                                                ----------     ----------     ----------

    Net increase (decrease) in cash and cash equivalents                              (564)         1,288            (33)

Cash and cash equivalents, beginning of year                                         2,373          1,085          1,118
                                                                                ----------     ----------     ----------

Cash and cash equivalents, end of year                                          $    1,809     $    2,373     $    1,085
                                                                                ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized)                             $      492     $      151     $        -
                                                                                ==========     ==========     ==========

Cash paid (refund) for income taxes                                             $       59     $       25     $       (4)
                                                                                ==========     ==========     ==========

Reorganization items:
  Cash paid for RTC settlement and professional fees                            $        -     $    2,578     $    1,518
                                                                                ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the "Company") and its wholly-owned subsidiaries HomeFed Communities, Inc. ("HomeFed Communities") and HomeFed Resources Corporation. The Company is engaged, through its subsidiaries, in the investment in and development of residential real estate properties in Northern California. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain amounts for prior periods have been reclassified to be consistent with the 1996 presentation.

     Land and Real Estate Held for Development - Land and real estate held for development is carried at the lower of cost or fair value less costs to sell. The cost of land and real estate held for development includes all expenditures incurred in connection with the acquisition, development, and construction of the property, including interest and property taxes. Revenue from incidental operations relating specifically to property under development is treated as a reduction of capitalized costs. Land costs included in land and real estate held for development are allocated to lots based on relative fair values prior to development and are charged to cost of sales at the time of sale.

     Cash and Cash Equivalents - Cash and cash equivalents include short-term, highly liquid investments that are readily convertible to cash. The majority of the Company's cash and cash equivalents is held by one financial institution in Salt Lake City, Utah.

     Restricted Cash - Restricted cash consists of amounts reserved for warranty obligations on homes sold and amounts reserved as collateral relating to an outstanding standby letter of credit.

     Investments - Investments consist of liquid mutual fund accounts and are carried at cost, which approximates market value.

     Revenue Recognition - Revenue from the sale of real estate is recognized at the time title is conveyed to the buyer at the close of escrow, minimum down payment requirements are met, the terms of any notes received satisfy continuing payment requirements, and there are no requirements for continuing involvement with the properties. When it is determined that the earning process is not complete, income is deferred using the installment, cost recovery or percentage of completion methods of accounting, as appropriate.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Provisions for Losses on Real Estate Investments - Management periodically assesses the recoverability of its real estate investments by comparing the carrying amount of the investments with their fair value less costs to sell. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process assumes the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. When management determines that the carrying value of specific real estate investments should be reduced to properly record these assets at fair value less costs to sell, this write-down is recorded as a charge to current period operations .

     Capitalization of Interest and Real Estate Taxes - Interest and real estate taxes attributable to land and home construction are capitalized and added to the cost of those properties while the properties are being actively developed.

2.   CHAPTER 11 BANKRUPTCY AND PLAN OF REORGANIZATION

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

     As part of the Plan, the Company settled pending litigation with the Resolution Trust Company (the "RTC") in its capacity as receiver and conservator of HomeFed Bank, F.S.B. ("HomeFed Bank"), a former subsidiary of the Company. Under the RTC settlement, the Company paid the RTC $3,100,000 and the Company received a receivership certificate from the RTC. The receivership certificate was redeemed by the RTC for $1,402,000 which was paid to HomeFed. The net settlement expense of $1,698,000 is included as a reorganization item in the statement of operations. In addition, the RTC settlement provides that the Company is entitled to receive $850,000 from any tax refunds received by the RTC relating to HomeFed Bank for years prior to 1992. The Company has not recorded an asset related to such tax refunds and no assurances can be given that they actually will be received.

     Also under the Plan, general unsecured creditors, principally the holders of the convertible subordinated debentures, of which LFC was the largest holder, received a pro rata share of (i) $16,900,000, (ii) the Company's rights to the RTC tax refund relating to HomeFed Bank and the $1,402,000 receivership certificate proceeds, (iii) 1,500,000 shares of Common Stock valued by the Bankruptcy Court at $.30 per share and (iv) an interest in the litigation trust described below. As a result of the Company's satisfaction of liabilities subject to compromise of approximately $127,458,000, the Company recognized a before tax and after tax extraordinary gain of $108,881,000.

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

     The Company's Restated Certificate of Incorporation contains certain transfer restrictions with respect to the Company's stock. Generally, such provisions restrict a person's ability to accumulate 5% or more of the Company's Common Stock, as well as the ability of a 5% stockholder to acquire additional shares of Common Stock, in each case, after giving effect to numerous rules of attribution, aggregation and calculation. In addition, pursuant to the Plan, the Company is prohibited from issuing any outstanding shares of stock until July 3, 1999. The Company's Restated Certificate of Incorporation further prohibits the Company from issuing or redeeming any shares of stock as long as the Convertible Note is outstanding. None of the foregoing restrictions will prevent LFC's exchange of the Convertible Note for Common Stock.

     Certain pending claims are being prosecuted by a litigation trust created for the benefit of the Company's creditors under the Plan. Pursuant to the Plan, the Company loaned $250,000 to the trust in order to pay litigation costs. The loan was repaid with interest in 1996.

3.   LAND AND REAL ESTATE HELD FOR DEVELOPMENT

A summary of land and real estate held for development by project follows:


                                                              Carson
December 31, 1996                          Paradise            Creek
                                            Valley            Village          Silverwood          Total
                                         -------------     -------------     -------------     -------------
Land                                     $  10,811,000                       $   2,257,000     $  13,068,000
Cost of Completed Residences                   460,000                                               460,000
                                         -------------     -------------     -------------     -------------
   Total                                 $  11,271,000     $           0     $   2,257,000     $  13,528,000
                                         =============     =============     =============     =============

                                                              Carson
December 31, 1995                          Paradise            Creek
                                            Valley            Village          Silverwood          Total
                                         -------------     -------------     -------------     -------------
Land                                     $  13,930,000                       $   2,196,000     $  16,126,000
Cost of Residences Under Construction        1,105,000                                             1,105,000
Cost of Completed Residences                 3,738,000     $   1,100,000                           4,838,000
                                         -------------     -------------     -------------     -------------
   Total                                 $  18,773,000     $   1,100,000     $   2,196,000     $  22,069,000
                                         =============     =============     =============     =============

     At December 31, 1996, the total cost of completed residences includes only project homes. At December 31, 1995, the total cost of completed residences includes project homes, trade homes and a rental home.

     Interest capitalized in land and real estate held for development during 1996, 1995 and 1994 was $26,000, $240,000 and $37,000, respectively.

     All land and real estate held for development is residential property in Northern California and is pledged as collateral under the Convertible Note and construction financing agreements.

4.   NOTES PAYABLE

     Notes Payable consists of the Convertible Note issued to LFC. The Convertible Note bears interest at 12% per annum payable quarterly; however, interest is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement. Unpaid interest is added to the principal balance each quarter. Interest accrued during the years ended December 31, 1996 and 1995 of $2,669,000 and $1,208,000, respectively, was not paid and was added to the principal balance. The Convertible Note matures on July 3, 2003. Commencing July 6, 1998, the Convertible Note, including any accrued interest previously added to the principal balance, may be exchanged for up to a maximum of 54,400,000 shares of Common Stock, at a conversion price of $.45 per share. However, the conversion right is restricted if such conversion would limit the Company's ability to utilize certain tax benefits. The Convertible Note is collateralized by all of the Company's assets and has been guarantied by each of the Company's subsidiaries. The guaranties of the Company's subsidiaries are collateralized by all of the assets of such subsidiaries. The balance of the Convertible Note at December 31, 1996 and 1995 was $23,877,000 and $21,208,000, respectively.

     LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. Interest accrued during the years ended 1996 and 1995 of $288,000 and $316,000, respectively, was added to the principal balance during such periods. Payments of principal and interest on the loans are payable on demand, and if payments are not made upon demand, the applicable interest rate is increased by 3% per annum. A payment equal to 110% of the construction cost of the property being released is required in order to release property from the construction financing lien. As of December 31, 1996 and 1995, the balance of the construction financing loan was $0 and $5,788,000,respectively.

     Principal payments required on notes payable are summarized as follows:

                      1997                     $             0
                      1998                             297,000
                      1999                             650,000
                      2000                             732,000
                      2001                             823,000
                      Thereafter                    21,375,000
                                               ---------------
                      Total                    $    23,877,000
                                               ===============

5.   INCOME TAXES

     The income tax expense or benefit for all years presented principally relates to state franchise taxes. The Company has not recognized any tax benefit from its operating losses in all years presented. The companies included in the consolidated tax group have net operating loss ("NOL") carryforwards available for federal income tax purposes of $29,343,000 as of December 31, 1996. These carryforwards were generated during 1992-1996 and expire during 2007-2011. For state income tax purposes, available NOLs as of December 31, 1996 total $17,042,000 and expire in 1997-2001.

     At December 31, the net deferred tax asset consists of the following:

                                                1996             1995
                                            ------------     ------------
          NOL carryforwards                 $ 11,855,000     $  8,570,000
          Land and real estate held for
            development                        7,654,000       10,306,000
          Other                                   92,000                0
                                            ------------     ------------
                                              19,601,000       18,876,000
          Valuation Allowance                (19,601,000)     (18,876,000)
                                            ------------     ------------
                                            $          0     $          0
                                            ============     ============

     The valuation allowance has been provided on the total amount of the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset. The valuation allowance increased by $725,000 and $1,588,000 in 1996 and 1995, respectively.

     Significant NOL carryforwards were also generated prior to 1992. These losses are attributable to prior years' operations of HomeFed Bank and its subsidiaries. The Company has filed a private letter ruling request with the Internal Revenue Service requesting permission to reattribute a portion of the NOLs from HomeFed Bank and Subsidiaries to the Company. Should the Company receive a favorable ruling, the Company will have total NOL carryforwards of approximately $239 million. Due to the uncertainty of future taxable income, any additional NOL carryforwards will be fully reserved in the valuation allowance.

6.   PROVISION FOR LOSSES ON REAL ESTATE INVESTMENTS

     For the year ended December 31, 1996, the Company recorded a loss of $1,583,000 due to its decision not to complete the home development on the four detached single-family residential sites at the Paradise Valley project as originally planned and due to the revaluation of the school site. The loss was determined by comparing the carrying value of the investment to its fair value less costs to sell based on offers the Company has received and sales of comparable real estate.

7.   EARNINGS PER SHARE

     Primary earnings (loss) per share of Common Stock for all years presented were calculated by dividing net earnings (loss) by the 10,000,000 shares of Common Stock issued on July 3, 1995. Primary earnings (loss) per share calculations based upon the pre-effective date outstanding shares are not meaningful.

     Fully diluted earnings (loss) per share of Common Stock were calculated as described above and, for the year ended December 31, 1995, also assumes the Convertible Note had been converted into Common Stock and earnings increased to eliminate the related interest expense. The number of shares used to calculate fully diluted earnings (loss) per share was 10,000,000, 32,496,479 and 10,000,000 for the years ended December 31, 1996, 1995 and
     1994, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     In 1994 and 1993, one of the Company's consolidated real estate partnerships entered into two cost sharing agreements with two California school districts to share in certain improvement costs which benefit both the project and the school districts. Subject to certain conditions, the partnership is required to reimburse the school districts for its share of these improvement costs, currently estimated at approximately $990,000, which are expected to be recovered through the sale of the property or the development and sale of finished lots.

     The Company's other consolidated real estate partnership placed approximately $946,000 on deposit with a financial institution in Salt Lake City, Utah to secure a standby letter of credit. The amount of the deposit is included in restricted cash. The letter of credit was issued to guaranty the partnership's obligation under a property development agreement to construct a recreation center.

9.   RELATED PARTY TRANSACTIONS

     Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC agreed to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Company and LFC have agreed that the fee to be paid to LFC for the period from March 1, 1997 through March 1, 1998 will be $68,274. Although this fee is lower than the fee paid in the prior period, the Company will now pay certain expenses previously paid by LFC. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for any period. Prior to entering into the Administrative Services Agreement, LFC provided certain administrative services to the Company for a fee of $142,000 in 1995. Administrative fees paid to LFC in 1996 were $143,000.

     All of the officers of the Company are officers of LFC and receive compensation from LFC or Leucadia. The Company's executive offices are located at 529 East South Temple in Salt Lake City, Utah in an office building occupied and leased by LFC. LFC provides such office space to the Company in connection with the services provided to the Company by LFC pursuant to the Administrative Services Agreement.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's material financial instruments include cash and cash equivalents, restricted cash, investments and notes payable. In all cases, the carrying amount of such financial instruments approximates their fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques.

                            INDEX TO EXHIBITS


  Exhibits

2.1 Amended Disclosure Statement to the Company's Fourth Amended Plan of Reorganization Dated July 15, 1994 (incorporated by reference to Exhibit
        2.1 to the Company's current report on Form 8-K dated June 14, 1995).

2.2 The Company's Fourth Amended Plan of Reorganization Dated July 15, 1994 (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K dated June 14, 1995).

2.3 Order Modifying and Confirming the Company's Fourth Amended Plan of Reorganization Dated July 15, 1994 (incorporated by reference to Exhibit
        2.3 to the Company's current report on Form 8-K dated June 14, 1995).

3.1 Restated Certificate of Incorporation, as restated July 3, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995).

3.2 By-laws of the Company as amended through November 10, 1995 (incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995).

10.1 Letter Agreement dated July 3, 1995 between the Company and Leucadia Financial Corporation and Second Amended and Restated Promissory Note dated August 31, 1995 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995).

10.2 Loan Agreement dated July 3, 1995 between the Company and Leucadia Financial Corporation and Form of 12% Secured Convertible Note due July 3, 2003 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995).

10.3 Paradise Valley Unit 1 First Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.4 Paradise Valley Unit 2 First Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.5 Paradise Valley Unit 1 Second Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.6 Paradise Valley Unit 2 Second Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Register Trade Name), L.P. (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.7 Paradise Valley Unit 3 Option to Purchase Real Property and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.8 Paradise Valley Unit 4 Option to Purchase Real Property and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

21      *    Subsidiaries of the Company.

27      *    Financial Data Schedule


* Filed with this report