Form 10-Q
period 1997-03-31
HOMEFED CORP
filed 1997-05-13
CIK 833795

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

                                    OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to __________

                      Commission file number 1-10153

                           HOMEFED CORPORATION
       ------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Delaware                          33-0304982
       -------------------------------         -------------------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)

        529 East South Temple, Salt Lake City, Utah 84102
      ------------------------------------------------------------
          (Address of principal executive offices)   (Zip Code)

                           (801) 521-1066
      ------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                 N/A
      ------------------------------------------------------------
        (Former name, former address and former fiscal year, if
                       changed since last report)

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

Yes  [X]    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 12, 1997, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HomeFed Corporation and Subsidiaries
                      Consolidated Balance Sheets
                 March 31, 1997 and December 31, 1996
               (Dollars in thousands, except par value)
             --------------------------------------------

                                                     March 31,        December 31,
                                                       1997               1996
                                                  --------------     --------------
                                                    (Unaudited)
ASSETS

Land and real estate held for development         $       13,373     $       13,528
Cash and cash equivalents                                  1,678              1,809
Restricted cash                                            1,083              1,085
Investments                                                   72                 71
Deposits and other assets                                    588                598
                                                  --------------     --------------
TOTAL                                             $       16,794     $       17,091
                                                  ==============     ==============

LIABILITIES

Notes payable to Leucadia Financial Corporation   $       24,584     $       23,877
Accounts payable and accrued liabilities                     256                376
                                                  --------------     --------------
    Total liabilities                                     24,840             24,253
                                                  --------------     --------------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value;
 100,000,000 shares authorized;
 10,000,000 shares outstanding                               100               100
Additional paid-in capital                               339,904           339,904
Accumulated deficit                                     (348,050)         (347,166)
                                                  --------------     -------------
    Total stockholders' deficit                           (8,046)           (7,162)
                                                  --------------     -------------
TOTAL                                             $       16,794     $      17,091
                                                  ==============     =============


See notes to interim consolidated financial statements.

                 HomeFed Corporation and Subsidiaries
                Consolidated Statements of Operations
          For the three months ended March 31, 1997 and 1996
           (Dollars in thousands, except per share amounts)
                            (Unaudited)
        ------------------------------------------------------


                                             1997           1996
                                          ----------     ----------
Sales of residential properties           $      260     $    1,347
Cost of sales                                    265          1,367
                                          ----------     ----------
Gross loss                                        (5)           (20)

Interest expense relating to Leucadia
  Financial Corporation                          707            760
Other interest expense                             -              3
General and administrative expenses              169            284
Management fees to Leucadia Financial
  Corporation                                     29             38
                                          ----------     ----------

Loss from operations                            (910)        (1,105)
Other income - net                                37             55
                                          ----------     ----------

Loss before income taxes                        (873)        (1,050)

Income tax expense                               (11)           (29)
                                          ----------     ----------

Net loss                                  $     (884)    $   (1,079)
                                          ==========     ==========


Primary loss per common share:            $    (0.09)    $    (0.11)
                                          ==========     ==========

Fully diluted loss per common share:      $    (0.09)    $    (0.11)
                                          ==========     ==========


See notes to interim consolidated financial statements.

                     HomeFed Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Deficit
              For the three months ended March 31, 1997 and 1996
                           (Dollars in thousands)
                                 (Unaudited)
         -------------------------------------------------------------

                                Common
                                Stock           Additional                            Total
                               $.01 Par          Paid-In         Accumulated      Stockholders'
                                Value            Capital           Deficit           Deficit
                            -------------     -------------     -------------     -------------
Balance, January 1, 1996    $         100     $     339,904     $    (340,869)    $        (865)
  Net loss                                                             (1,079)           (1,079)
                            -------------     -------------     -------------     -------------

Balance, March 31, 1996     $         100     $     339,904     $    (341,948)    $      (1,944)
                            =============     =============     =============     =============

Balance, January 1, 1997    $         100     $     339,904     $    (347,166)    $      (7,162)
  Net loss                                                               (884)             (884)
                            -------------     -------------     -------------     -------------
Balance, March 31, 1997     $         100     $     339,904     $    (348,050)    $      (8,046)
                            =============     =============     =============     =============


See notes to interim consolidated financial statements.

                         HomeFed Corporation and Subsidiaries
                         Consolidated Statements of Cash Flows
                  For the three months ended March 31, 1997 and 1996
                                 (Dollars in thousands)
                                       (Unaudited)
                 -----------------------------------------------------

                                                           1997           1996
                                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $     (884)    $   (1,079)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Accrued interest added to notes payable to
    Leucadia Financial Corporation                             707            746
  Changes in operating assets and liabilities:
    Land and real estate held for development                  155            485
    Deposits and other assets                                   10             61
    Accounts payable and accrued liabilities                  (120)           (85)
  Decrease in restricted cash                                    2              7
                                                        ----------     ----------

    Net cash provided by (used in) operating activities       (130)           135
                                                        ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Increase in investments                                         (1)             -
                                                        ----------     ----------

    Net cash used in investing activities                       (1)             -
                                                        ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to notes payable to Leucadia Financial
  Corporation                                                    -            632
Repayments of notes payable to Leucadia Financial
  Corporation                                                    -         (1,280)
                                                        ----------     ----------

    Net cash used in financing activities                        -           (648)
                                                        ----------     ----------

Net decrease in cash                                          (131)          (513)

Cash and cash equivalents, beginning of period               1,809          2,373
                                                        ----------     ----------

Cash and cash equivalents, end of period                $    1,678     $    1,860
                                                        ==========     ==========

See notes to interim consolidated financial statements.

                 HOMEFED CORPORATION AND SUBSIDIARIES

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the audited consolidated financial statements for HomeFed Corporation ("HomeFed" or the "Company") for the year ended December 31, 1996 which are included in the Company's Annual Report on Form 10-K for such year (the "1996 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1996 was extracted from the Company's audited consolidated financial statements in the 1996 10-K, and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

   Certain amounts for prior periods have been reclassified to be consistent with the 1997 presentation.

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

    As part of the Plan, the Company settled pending litigation with the Resolution Trust Company (the "RTC") in its capacity as receiver and conservator of HomeFed Bank, F.S.B. ("HomeFed Bank"), a former subsidiary of the Company. Under the RTC settlement, the Company paid the RTC $3,100,000 and the Company received a receivership certificate from the RTC. The receivership certificate was redeemed by the RTC for $1,402,000 which was paid to the Company. In addition, the RTC settlement provides that the Company is entitled to receive $850,000 from any tax refunds received by the RTC relating to HomeFed Bank for years prior to 1992. The Company has not recorded an asset related to such tax refunds and no assurances can be given that any such tax refunds will actually be received.

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

    Fully diluted loss per share of Common Stock was calculated as described above and, for the periods ended March 31, 1997 and 1996, conversion of the Convertible Note was not assumed since the effect of such assumed conversion would have been to decrease loss per share. The number of shares used to calculate fully diluted loss per share was 10,000,000 for each of the three-month periods ended March 31, 1997 and 1996.

4. Related Party Transactions. Notes payable consist primarily of the Convertible Note issued to LFC and a note issued to LFC as part of LFC's agreement to provide construction financing to the Company, as described below. The

    Convertible Note bears interest at 12% per annum payable quarterly; however, interest is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement. Unpaid interest is added to the principal balance each quarter. Interest accrued during the period ended March 31, 1997 of $707,000 was not paid and was added to the principal balance as of March 31, 1997.

    The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. Payments of principal and interest on the loans are payable on demand, and if payments are not made upon demand, the applicable interest rate is increased by 3% per annum. A payment equal to 110% of the construction cost of the property being released is required in order to release property from the construction financing lien. No amounts were outstanding under the construction financing as of March 31, 1997.

    Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC has agreed to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Company and LFC have agreed that the fee to be paid to LFC for the period from March 1, 1997 through March 1, 1998 will be $68,274. Although this fee is lower than the fee paid in the prior year, the Company will now pay certain expenses previously paid by LFC. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days' written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for any period. Fees paid by the Company to LFC totaled $29,000 for the three-month period ended March 31, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


          The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1996 10-K.

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

Liquidity and Capital Resources

          For the three-month period ended March 31, 1997, net cash was used by operating activities, principally to fund general and administrative expenses. For the three-month period ended March
31, 1996, net cash was provided by operating activities, principally from sales of real estate. The Company is a holding company whose principal source of funds is dividends or borrowings from its subsidiaries. As a result, the Company is dependent upon the cash flow, if any, from the real estate development projects of its subsidiaries in order to pay its expenses. The Company expects such cash flows will be sufficient to cover overhead expenses and, pending receipt of funds from the sale of certain lots to The
Forecast Group (Registered Trade Name), L.P. ("The Forecast Group"), as described below, the Company expects cash flows may also be sufficient to permit debt service payments on the Convertible Note beginning in 1997. As more fully described in the 1996 10-K, no principal payments are due on the Convertible Note until September 1998 and accrued interest is only required to be paid under certain conditions. Any unpaid interest is added to the principal balance of the note on a quarterly basis.

          LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. The construction financing is collateralized by certain assets of the Company's subsidiaries or their affiliates, including real estate under development. To facilitate the sale of property to home buyers, LFC has agreed to release property from the construction financing lien when it receives 110% of the assigned cost of construction as a payment towards the outstanding loan. The construction financing bears interest based upon the prime rate, and any unpaid interest is added to the principal balance at the end of each month. As of March 31, 1997, there was no outstanding balance on the construction financing. The Company believes that the construction financing provided by LFC will be adequate to complete its current development plans. Any additional financing required from a lender other than LFC cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain additional financing from sources other than LFC.

          On October 3, 1996, the Company entered into agreements with The Forecast Group pursuant to which the Company agreed to sell a total of 124 improved lots at the Paradise Valley project to The Forecast Group for a total purchase price of $5,316,000. The sale of 62 lots covered by the agreements closed on October 31, 1996 and the Company received $2,670,000, less closing costs. The Company applied all of the proceeds from the foregoing sales to reduce the outstanding balance of the construction financing provided by LFC.
The sales of the remaining lots were originally scheduled to close on May 1, 1997 and September 1, 1997; however, the Company agreed to extend the May 1, 1997 closing date to May 28, 1997 for a nonrefundable payment of $8,000. Subject to certain conditions, the Company expects the sales of the remaining lots to close on May 28, 1997 and September 1, 1997, at which times the Company expects to receive $1,010,000 and $1,636,000, respectively, less closing costs. The Company has also granted options to The Forecast Group to purchase 156 additional lots from the Company for a total purchase price of $5,781,950. The option with respect to 81 of these lots will become exercisable following the sale expected to close on May 28, 1997, and the option with respect to the remaining lots will become exercisable following the sale expected to close on September 1, 1997, each as described above. The options expire on May 1, 1998. It is uncertain whether the options will be exercised; however, if such options are exercised, the Company expects to use the proceeds from the sale of the lots covered by such options for future real estate development, debt service payments on the Convertible Note and for working capital needs.

Results of Operations

          Sales of residential properties decreased in the 1997 period as compared to the 1996 period due to reduced sales of trade home inventory. One new home was sold in each period presented. Additionally, in the 1996 period, seven trade homes were sold. One new home remained in inventory at March 31, 1997.

          The decrease of cost of sales in the 1997 period as compared to the 1996 period reflects the reduced level of sales. Gross profit percentages reflect the mix of homes sold.

          Interest expense for the 1997 and 1996 periods reflects the interest due on the Convertible Note to LFC of approximately
$707,000 and $634,000, respectively, which was not paid and was added to the principal balance of the note as stipulated under the note agreement. Interest expense for the 1996 period also includes interest due on the construction financing loan of $126,000 relating to substantially completed homes in inventory. An additional $12,000 of interest on the construction financing loan relating to homes under construction was capitalized for the 1996 period. No interest expense was incurred on the construction financing for the 1997 period.

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



                               HOMEFED CORPORATION


                             /S/ Corinne A. Maki
                            -----------------------------------
                             CORINNE A. MAKI, Treasurer
                             (Authorized Signatory and
                              Principal Financial and
                              Accounting Officer)


Date:  May 13, 1997

                           INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.