Form 10-Q
period 1997-06-30
HOMEFED CORP
filed 1997-08-13
CIK 833795

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

                                    OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to __________

                      Commission file number 1-10153

                           HOMEFED CORPORATION
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Delaware                             33-0304982
     ------------------------------           ---------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)           Identification No.)

        529 East South Temple, Salt Lake City, Utah     84102
     --------------------------------------------------------------
        (Address of principal executive offices)     (Zip Code)

                               (801) 521-1066
           ---------------------------------------------------
           (Registrant's telephone number, including area code)

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

Yes  [X]    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 12, 1997, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HomeFed Corporation and Subsidiaries
                      Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996
               (Dollars in thousands, except par value)
             --------------------------------------------

                                                   June 30,       December 31,
                                                     1997              1996
                                                 ------------     ------------
                                                 (Unaudited)
ASSETS

Land and real estate held for development        $     12,386     $     13,528
Cash and cash equivalents                               2,473            1,809
Restricted cash                                         1,076            1,085
Investments                                                73               71
Deposits and other assets                                 567              598
                                                 ------------     ------------
TOTAL                                            $     16,575     $     17,091
                                                 ============     ============


LIABILITIES

Notes payable to Leucadia Financial Corporation  $     25,319     $     23,877
Accounts payable and accrued liabilities                  176              376
                                                 ------------     ------------
    Total liabilities                                  25,495           24,253
                                                 ------------     ------------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value;
 100,000,000 shares authorized;
 10,000,000 shares outstanding                            100              100
Additional paid-in capital                            339,904          339,904
Accumulated deficit                                  (348,924)        (347,166)
                                                 ------------     ------------
    Total stockholders' deficit                        (8,920)          (7,162)
                                                 ------------     ------------
TOTAL                                            $     16,575     $     17,091
                                                 ============     ============


See notes to interim consolidated financial statements.

                     HomeFed Corporation and Subsidiaries
                     Consolidated Statements of Operations
                 For the periods ended June 30, 1997 and 1996
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)
               -----------------------------------------------

                                          For the Three                For the Six
                                        Month Period Ended          Month Period Ended
                                             June 30,                    June 30,
                                        ------------------          ------------------

                                         1997         1996           1997         1996
                                      ----------   ----------     ----------   ----------

Sales of residential properties       $    1,019   $    1,015     $    1,279   $    2,362
Cost of sales                              1,010        1,193          1,275        2,560
                                      ----------   ----------     ----------   ----------
Gross profit (loss)                            9         (178)             4         (198)

Provision for losses on real estate
  investments                                  -        1,017              -        1,017
Interest expense relating to Leucadia
  Financial Corporation                      735          770          1,442        1,530
Other interest expense                         -            2              -            5
General and administrative expenses          162          325            331          609
Management fees to Leucadia Financial
  Corporation                                 17           35             46           73
                                      ----------   ----------     ----------   ----------
Loss from operations                        (905)      (2,327)        (1,815)      (3,432)
Other income - net                            40           53             77          108
                                      ----------   ----------     ----------   ----------

Loss before income taxes                    (865)      (2,274)        (1,738)      (3,324)
Income tax expense                            (9)         (11)           (20)         (40)
                                      ----------   ----------     ----------   ----------
Net loss                              $     (874)  $   (2,285)    $   (1,758)  $   (3,364)
                                      ==========   ==========     ==========   ==========



Primary loss per common share:        $    (0.09)  $    (0.23)    $    (0.18)  $    (0.34)
                                      ==========   ==========     ==========   ==========

Fully diluted loss per common share:  $    (0.09)  $    (0.23)    $    (0.18)  $    (0.34)
                                      ==========   ==========     ==========   ==========


See notes to interim consolidated financial statements.

                  HomeFed Corporation and Subsidiaries
      Consolidated Statements of Changes in Stockholders' Deficit
            For the six months ended June 30, 1997 and 1996
                         (Dollars in thousands)
                              (Unaudited)
      -----------------------------------------------------------

                              Common
                              Stock          Additional                          Total
                             $.01 Par         Paid-In       Accumulated      Stockholders'
                               Value          Capital         Deficit           Deficit
                            ------------    ------------    ------------    --------------

Balance, January 1, 1996    $        100    $    339,904    $   (340,869)   $         (865)
  Net loss                                                        (3,364)           (3,364)
                            ------------    ------------    ------------    --------------
Balance, June 30, 1996      $        100    $    339,904    $   (344,233)   $       (4,229)
                            ============    ============    ============    ==============


Balance, January 1, 1997    $        100    $    339,904    $   (347,166)   $       (7,162)
  Net loss                                                        (1,758)           (1,758)
                            ------------    ------------    ------------    --------------
Balance, June 30, 1997      $        100    $    339,904    $   (348,924)   $       (8,920)
                            ============    ============    ============    ==============


See notes to interim consolidated financial statements.

                 HomeFed Corporation and Subsidiaries
                 Consolidated Statements of Cash Flows
            For the six months ended June 30, 1997 and 1996
                        (Dollars in thousands)
                              (Unaudited)
            -----------------------------------------------

                                                          1997           1996
                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $   (1,758)    $   (3,364)

Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Accrued interest added to notes payable to
       Leucadia Financial Corporation                       1,442          1,503
     Provision for losses on real estate investments            -          1,017
     Changes in operating assets and liabilities:
       Land and real estate held for development            1,142            904
       Deposits and other assets                               31             88
       Accounts payable and accrued liabilities              (200)            98
     Decrease in restricted cash                                9             14
                                                       ----------     ----------
       Net cash provided by operating activities              666            260

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in investments                                        (2)            (2)
                                                       ----------     ----------
       Net cash used in investing activities                   (2)            (2)
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to notes payable to Leucadia Financial
  Corporation                                                   -          1,190
Repayments of notes payable to Leucadia Financial
  Corporation                                                   -         (2,065)
                                                       ----------     ----------
       Net cash used in financing activities                    -           (875)
                                                       ----------     ----------
Net increase (decrease) in cash                               664           (617)

Cash and cash equivalents, beginning of period              1,809          2,373
                                                       ----------     ----------
Cash and cash equivalents, end of period               $    2,473     $    1,756
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

   Fully diluted loss per share of Common Stock was calculated as described above and, for the periods ended June 30, 1997 and 1996, conversion of the Convertible Note was not assumed since the effect of such assumed conversion would have been to decrease loss per share. The number of shares used to calculate fully diluted loss per share was 10,000,000 for each of the three and six month periods ended June 30, 1997 and 1996.

4. Related Party Transactions. Notes payable consist primarily of the Convertible Note issued to LFC and a note issued to LFC as part of LFC's agreement to provide construction financing to the Company, as described below. The
   Convertible Note bears interest at 12% per annum payable quarterly; however, interest is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement. Unpaid interest is added to the principal balance each quarter. Interest accrued during the six month period ended June 30, 1997 of $1,442,000 was not paid and was added to the principal balance as of June 30, 1997.

   The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. Payments of principal and interest on the loans are payable on demand, and if payments are not made upon demand, the applicable interest rate is increased by 3% per annum. A payment equal to 110% of the construction cost of the property being released is required in order to release property from the construction financing lien. No amounts were outstanding under the construction financing as of June 30, 1997.

   Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC agreed to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Company and LFC have agreed that the fee to be paid to LFC for the period from March 1, 1997 through March 1, 1998 will be $68,274. Although this fee is lower than the fee paid in the prior year, the Company will now pay certain expenses previously paid by LFC. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days' written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for any period. Fees paid by the Company to LFC totaled $46,000 for the six month period ended June 30, 1997.

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

Liquidity and Capital Resources

    For the six month periods ended June 30, 1997 and 1996, net cash was provided by operating activities, principally from sales of residential properties. The Company is a holding company whose principal source of funds is dividends or borrowings from its subsidiaries. As a result, the Company is dependent upon the cash flow, if any, from the real estate development projects of its subsidiaries in order to pay its expenses. The Company expects such cash flows will be sufficient to cover overhead expenses and, pending receipt of funds from the sale of certain lots to The
Forecast Group (A Registered Trademark), L.P. ("The Forecast Group"), as described below, the Company expects cash flows may also be sufficient to permit debt service payments on the Convertible Note beginning in 1997. As more fully described in the 1996 10-K, no principal payments are due on the Convertible Note until September 1998 and accrued interest is only required to be paid under certain conditions. Any unpaid interest is added to the principal balance of the note on a quarterly basis.

    LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. The construction financing is collateralized by certain assets of the Company's subsidiaries or their affiliates, including real estate under development. To facilitate the sale of property to home buyers, LFC has agreed to release property from the construction financing lien when it receives 110% of the assigned cost of construction as a payment towards the outstanding loan. The construction financing bears interest based upon the prime rate, and any unpaid interest is added to the principal balance at the end of each month. As of June 30, 1997, there was no outstanding balance on the construction financing. The Company believes that the construction financing provided by LFC will be adequate to complete its current development plans. Any additional financing required from a lender other than LFC cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain additional financing from sources other than LFC.

    On October 3, 1996, the Company entered into agreements with The Forecast Group pursuant to which the Company agreed to sell a total of 124 improved lots at the Paradise Valley project to The Forecast Group for a total purchase price of $5,316,000. The sale of 62 lots covered by the agreements closed on October 31, 1996 and the Company received $2,670,000, less closing costs. The Company applied all of the proceeds from the foregoing sales to reduce the outstanding balance of the construction financing provided by LFC. The sale of an additional 20 lots closed on May 29, 1997 and the Company received $1,010,000, less closing costs. The Company also received an extension fee of $9,000 related to the May 29, 1997 closing. Subject to certain conditions, the Company expects the sale of the remaining lots to close on or before September 1, 1997, at which time the Company expects to receive $1,636,000, less closing costs.

    The Company has also granted options to The Forecast Group to purchase 156 additional lots from the Company for a total purchase price of $5,781,950. The option with respect to 81 of these lots (the "Unit 4 Option") became exercisable following the sale which closed on May 29, 1997, and the option with respect to the remaining 75 lots (the "Unit 3 Option") will become exercisable following the sale expected to close on September 1, 1997, each as described above. The options expire on May 1, 1998.

    At the request of The Forecast Group, the Company is considering revising the closing schedule for the Unit 4 Option. The revised closing schedule would provide for the sale of such lots in increments of 20, 20, 21 and 20 lots on September 8, 1997, February 9, 1998, July 6, 1998 and December 7, 1998, respectively. If exercised in its entirety, the Company would receive an aggregate of $3,610,650, less closing costs, pursuant to the sales of the lots covered by the Unit 4 Option. If the Unit 3 Option is exercised, the Company would receive $2,171,300, less closing costs, pursuant to the sales of the lots covered by the Unit 3 Option. It is uncertain whether the options will be exercised; however, if such options are exercised, the Company expects to use the proceeds from the sale of the lots covered by such options for future real estate development, debt service payments on the Convertible Note and for working capital needs.


Results of Operations

    Sales of residential properties decreased in the six month period ended June 30, 1997 period as compared to the same period in 1996 due to fewer new and trade home sales. Sales of residential properties increased in the three month period ended June 30, 1997 as compared to the same period in 1996 due to the sale of 20 lots to The Forecast Group. One new home remained in inventory at June 30, 1997.

    The decrease of cost of sales in the 1997 period as compared to the 1996 period reflects the reduced level of sales. Gross profit percentages reflect the mix of residential properties sold.

    During the three months ended June 30, 1996, the Company recorded a provision for losses on real estate investments of $1,017,000 related to the Company's decision not to complete the four detached single-family residential sites at the Paradise Valley project as originally planned.

    Interest expense for the 1997 and 1996 periods reflects the interest due on the Convertible Note to LFC of approximately $735,000 and $1,442,000 for the three and six month periods ended June 30, 1997, respectively, and approximately $654,000 and $1,288,000 for the three and six month periods ended June 30, 1996,
respectively.   Interest on the Convertible Note for such periods
was not paid and was added to the principal balance of the note as stipulated under the note agreement. Interest expense for the three and six month periods ended June 30, 1996 also includes interest due on the construction financing loan of $116,000 and $242,000, respectively, relating to substantially completed homes in inventory. No interest expense was incurred on the construction financing for the 1997 periods.

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

The Annual Meeting of Stockholders of the Company was held on May
14, 1997.  At the meeting:

    1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

         Name                    Votes For           Votes Withheld
         ------------------      -------------       --------------
         Timothy Considine       8,609,416           42,985
         Michael A. Lobatz       8,609,276           43,125
         Patricia A. Wood        8,609,307           43,094

    2. The selection of Coopers & Lybrand L.L.P. as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the year ended
         December 31, 1996 was ratified by the stockholders as follows:

              Votes For:        8,606,088
              Votes Against:        9,605
              Abstentions          36,708
              Broker Non-Votes          0

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



                               HOMEFED CORPORATION



                              /s/ Corinne A. Maki
                             ---------------------------------
                             CORINNE A. MAKI, Treasurer
                             (Authorized Signatory and
                              Principal Financial and
                              Accounting Officer)




Date:  August 13, 1997

                           INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.