Form 10-Q
period 1997-09-30
HOMEFED CORP
filed 1997-11-13
CIK 833795

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997

                                    OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to __________

                      Commission file number 1-10153

                           HOMEFED CORPORATION
         -------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Delaware                                 33-0304982
   --------------------------------             ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

            529 East South Temple, Salt Lake City, Utah 84102
          -----------------------------------------------------
           (Address of principal executive offices)  (Zip Code)

                             (801) 521-1066
          -----------------------------------------------------
           (Registrant's telephone number, including area code)

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

Yes  [X]    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 12, 1997, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HomeFed Corporation and Subsidiaries
                      Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996
               (Dollars in thousands, except par value)
             --------------------------------------------

                                                  September 30,      December 31,
                                                      1997               1996
                                                  -------------     -------------
                                                   (Unaudited)
ASSETS

Land and real estate held for development         $      10,666     $      13,528
Cash and cash equivalents                                 4,110             1,809
Restricted cash                                           1,072             1,085
Investments                                                  74                71
Deposits and other assets                                   478               598
                                                  -------------     -------------
TOTAL                                             $      16,400     $      17,091
                                                  =============     =============

LIABILITIES

Notes payable to Leucadia Financial Corporation   $      26,085     $      23,877
Accounts payable and accrued liabilities                    135               376
                                                  -------------     -------------
    Total liabilities                                    26,220            24,253
                                                  -------------     -------------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value;
 100,000,000 shares authorized;
 10,000,000 shares outstanding                              100               100
Additional paid-in capital                              339,904           339,904
Accumulated deficit                                    (349,824)         (347,166)
                                                  -------------     -------------
    Total stockholders' deficit                          (9,820)           (7,162)
                                                  -------------     -------------
TOTAL                                             $      16,400     $      17,091
                                                  =============     =============


See notes to interim consolidated financial statements.

                      HomeFed Corporation and Subsidiaries
                      Consolidated Statements of Operations
                For the periods ended September 30, 1997 and 1996
                 (Dollars in thousands, except per share amounts)
                                  (Unaudited)
               ---------------------------------------------------


                                               For the Three                For the Nine
                                            Month Period Ended           Month Period Ended
                                               September 30,                September 30,
                                          ---------------------         --------------------

                                           1997           1996           1997          1996
                                        ----------     ----------     ----------    ----------

Sales of residential properties         $    1,841     $    2,500     $    3,120     $    4,862
Cost of sales                                1,877          2,544          3,152          5,104
                                        ----------     ----------     ----------     ----------
Gross loss                                     (36)           (44)           (32)          (242)

Provision for losses on real estate
  investments                                    -              -              -          1,017
Interest expense relating to Leucadia
  Financial Corporation                        766            793          2,208          2,323
Other interest expense                           -              3              -              8
General and administrative expenses            128            225            459            834
Management fees to Leucadia Financial
  Corporation                                   17             35             63            108
                                        ----------     ----------     ----------     ----------
Loss from operations                          (947)        (1,100)        (2,762)        (4,532)
Other income - net                              56             40            133            148
                                        ----------     ----------     ----------     ----------
Loss before income taxes                      (891)        (1,060)        (2,629)        (4,384)
Income tax expense                              (9)           (11)           (29)           (51)
                                        ----------     ----------     ----------     ----------
Net loss                                $     (900)    $   (1,071)    $   (2,658)    $   (4,435)
                                        ==========     ==========     ==========     ==========

Primary loss per common share:          $    (0.09)    $    (0.11)    $    (0.27)    $    (0.44)
                                        ==========     ==========     ==========     ==========

Fully diluted loss per common share:    $    (0.09)    $    (0.11)    $    (0.27)    $    (0.44)
                                        ==========     ==========     ==========     ==========

See notes to interim consolidated financial statements.

                      HomeFed Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Deficit
              For the nine months ended September 30, 1997 and 1996
                            (Dollars in thousands)
                                 (Unaudited)
                 ____________________________________________

                                Common
                                Stock          Additional                             Total
                               $.01 Par         Paid-In         Accumulated       Stockholders'
                                Value           Capital           Deficit            Deficit
                             ------------     ------------     --------------     --------------
Balance, January 1, 1996     $        100     $    339,904     $     (340,869)    $         (865)
  Net loss                                                             (4,435)            (4,435)
                             ------------     ------------     --------------     --------------
Balance, September 30, 1996  $        100     $    339,904     $     (345,304)    $       (5,300)
                             ============     ============     ==============     ==============


Balance, January 1, 1997     $        100     $    339,904     $     (347,166)    $       (7,162)
  Net loss                                                             (2,658)            (2,658)
                             ------------     ------------     --------------     --------------
Balance, September 30, 1997  $        100     $    339,904     $     (349,824)    $       (9,820)
                             ============     ============     ==============     ==============


See notes to interim consolidated financial statements.

                     HomeFed Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
            For the nine months ended September 30, 1997 and 1996
                           (Dollars in thousands)
                                 (Unaudited)
                ____________________________________________

                                                                1997           1996
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                     $   (2,658)    $   (4,435)

Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Accrued interest added to notes payable to
       Leucadia Financial Corporation                             2,208          2,231
     Provision for losses on real estate investments                  -          1,017
     Changes in operating assets and liabilities:
       Land and real estate held for development                  2,862          3,035
       Deposits and other assets                                    120            264
       Accounts payable and accrued liabilities                    (241)          (223)
     Decrease in restricted cash                                     13             19
                                                             ----------     ----------
       Net cash provided by operating activities                  2,304          1,908
                                                             ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in other assets                                              -            250
Decrease (increase) in investments                                   (3)            13
                                                             ----------     ----------
       Net cash provided by (used in) investing activities           (3)           263
                                                             ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to notes payable to Leucadia Financial
  Corporation                                                         -          1,440
Repayments of notes payable to Leucadia Financial
  Corporation                                                         -         (4,422)
                                                             ----------     ----------
       Net cash used in financing activities                          -         (2,982)
                                                             ----------     ----------
Net increase (decrease) in cash                                   2,301           (811)
Cash and cash equivalents, beginning of period                    1,809          2,373
                                                             ----------     ----------
Cash and cash equivalents, end of period                     $    4,110     $    1,562
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

   As part of the Plan, the Company settled pending litigation with the Resolution Trust Company (the "RTC") in its capacity as receiver and conservator of HomeFed Bank, F.S.B. ("HomeFed Bank"), a former subsidiary of the Company. Under the RTC settlement, the Company paid the RTC $3,100,000 and the Company received a receivership certificate from the RTC. The receivership certificate was redeemed by the RTC for $1,402,000 which was paid to the Company. In addition, the RTC settlement provides that the Company is entitled to receive $850,000 from any tax refunds received by the RTC relating to HomeFed Bank for years prior to 1992. The Company expects to receive $850,000 related to such tax refunds prior to the end of 1997. Upon receipt, the Company is obligated to pay the entire $850,000 to general unsecured creditors as described below.

   Also under the Plan, general unsecured creditors, principally the holders of the Company's convertible subordinated debentures, received a pro rata share of (i) $16,900,000, (ii) the Company's rights to the $850,000 RTC tax refund relating to HomeFed Bank and the $1,402,000 receivership certificate proceeds, (iii) 1,500,000 shares of Common Stock valued by the Bankruptcy Court at $.30 per share, and (iv) an interest in the litigation trust described below.

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

   Fully diluted loss per share of Common Stock was calculated as described above and, for the periods ended September 30, 1997 and 1996, conversion of the Convertible Note was not assumed since the effect of such assumed conversion would have been to decrease loss per share. The number of shares used to calculate fully diluted loss per share was 10,000,000 for each of the three and nine month periods ended September 30, 1997 and 1996.

4. Related Party Transactions. Notes payable consist primarily of the Convertible Note issued to LFC and a note issued to LFC as part of LFC's agreement to provide construction financing to the Company, as described below. The Convertible Note bears interest at 12% per annum payable quarterly; however, interest is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement.
   Unpaid interest is added to the principal balance each quarter. Interest accrued during the nine month period ended September 30, 1997 of $2,208,000 was not paid and was added to the principal balance as of September 30, 1997.

   The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. Payments of principal and interest on the loans are payable on demand, and if payments are not made upon demand, the applicable interest rate is increased by 3% per annum. A payment equal to 110% of the construction cost of the property being released is required in order to release property from the construction financing lien. No amounts were outstanding under the construction financing as of September 30, 1997.

   Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC agreed to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Company and LFC have agreed that the fee to be paid to LFC for the period from March 1, 1997 through March 1, 1998 will be $68,274. Although this fee is lower than the fee paid in the prior year, the Company will now pay certain expenses previously paid by LFC. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days' written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for any period. Fees paid by the Company to LFC totaled $63,000 for the nine month period ended September 30, 1997.

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

Liquidity and Capital Resources

     For the nine month periods ended September 30, 1997 and 1996, net cash was provided by operating activities, principally from sales of residential properties. The Company is a holding company whose principal source of funds is dividends or borrowings from its subsidiaries. As a result, the Company is dependent upon the cash flow, if any, from the real estate development projects of its subsidiaries in order to pay its expenses. The Company expects such cash flows will be sufficient to cover overhead expenses and to permit debt service payments on the Convertible Note beginning in December 1997. As more fully described in the 1996 10-K, no principal payments are due on the Convertible Note until September 1998 and accrued interest is only required to be paid under certain conditions. Any unpaid interest is added to the principal balance of the note on a quarterly basis.

     LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. The construction financing is collateralized by certain assets of the Company's subsidiaries or their affiliates, including real estate under development. To facilitate the sale of property to home buyers, LFC has agreed to release property from the construction financing lien when it receives 110% of the assigned cost of construction as a payment towards the outstanding loan. The construction financing bears interest based upon the prime rate, and any unpaid interest is added to the principal balance at the end of each month. As of September 30, 1997, there was no outstanding balance on the construction financing. The Company believes that the construction financing provided by LFC will be adequate to complete its current development plans. Any additional financing required from a lender other than LFC cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain additional financing from sources other than LFC.

     On October 3, 1996, the Company entered into agreements with The
Forecast Group (A Registered Tradename) , L.P. ("The Forecast Group") pursuant to which the Company agreed to sell a total of 124 improved lots at the Paradise Valley project to The Forecast Group for a total purchase price of $5,316,000. The sale of 62 lots covered by the agreements closed on October 31, 1996 and the Company received $2,670,000, less closing costs.
The Company applied all of the proceeds from the foregoing sales to reduce the outstanding balance of the construction financing provided by LFC. The sale of an additional 20 lots closed on May 29, 1997 and the Company received $1,010,000, less closing costs. The Company also received an extension fee of $9,000 related to the May 29, 1997 closing.
The sale of an additional six lots closed on August 15, 1997 and the sale of an additional 36 lots closed on September 2, 1997, at which time the Company received $236,000 and $1,400,000, respectively, less closing costs.

     The Company has also granted options to The Forecast Group to purchase 156 additional lots from the Company for a total purchase price of $5,781,950. The option with respect to 81 of these lots (the "Unit
4 Option") became exercisable following the sale which closed on May 29, 1997, and the option with respect to the remaining 75 lots (the "Unit 3 Option") became exercisable following the sale which closed on September 2, 1997, each as described above. The Unit 3 Option expires on May 1, 1998 and the Unit 4 Option expires on December 7, 1998.

     At the request of The Forecast Group, the Company has amended the closing schedule for the Unit 4 Option. The amended closing schedule provides for the sale of such lots in increments of 20, 20, 21 and 20 lots on November 7, 1997, February 9, 1998, July 6, 1998 and December 7, 1998, respectively. If exercised in its entirety, the Company would receive an aggregate of $3,610,650, less closing costs, pursuant to the sales of the lots covered by the Unit 4 Option. The sale of the first
20 lots covered by the Unit 4 Option closed on November 7, 1997 and the Company received $891,520, less closing costs. If the Unit 3 Option is exercised, the Company would receive $2,171,300, less closing costs, pursuant to the sales of the lots covered by the Unit 3 Option. It is uncertain whether the options will be exercised; however, if such options are exercised, the Company expects to use the proceeds from the sale of the lots covered by such options for future real estate development, debt service payments on the Convertible Note and for working capital needs.


Results of Operations

     Sales of residential properties decreased in the nine month period ended September 30, 1997 period as compared to the same period in 1996 due to fewer new and trade home sales. Sales of residential properties decreased in the three month period ended September 30, 1997 as compared to the same period in 1996 due to fewer new home sales. The last new home at the Paradise Valley project was sold in July 1997.

     The decrease of cost of sales in the 1997 period as compared to the 1996 period reflects the reduced level of sales. Gross profit percentages reflect the mix of residential properties sold.

     During the nine months ended September 30, 1996, the Company recorded a provision for losses on real estate investments of $1,017,000 related to the Company's decision not to complete the four detached single-family residential sites at the Paradise Valley project as originally planned.

     Interest expense for the 1997 and 1996 periods reflects the interest due on the Convertible Note to LFC of approximately $766,000 and $2,208,000 for the three and nine month periods ended September 30, 1997, respectively, and approximately $680,000 and $1,968,000 for the three and
nine month periods ended September 30, 1996, respectively.   Interest on
the Convertible Note for such periods was not paid and was added to the principal balance of the note as stipulated under the note agreement. Interest expense for the three and nine month periods ended September 30, 1996 also includes interest due on the construction financing loan of $113,000 and $355,000, respectively, relating to substantially completed homes in inventory. No interest expense was incurred on the construction financing for the 1997 periods.

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



                               HOMEFED CORPORATION



                               /S/ Corinne A. Maki
                             ----------------------------------
                             CORINNE A. MAKI, Treasurer
                             (Authorized Signatory and
                              Principal Financial and
                              Accounting Officer)




Date:  November 13, 1997

                           INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.