Form 10-K405
period 1997-12-31
HOMEFED CORP
filed 1998-03-23
CIK 833795

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                      ----------------------------------
                                  FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997
                                  OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from__________ to__________

                           Commission File Number 1-10153

                                 HOMEFED CORPORATION
             (Exact Name of the Registrant as Specified in its Charter)

               Delaware                             33-0304982
     -------------------------------             ---------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)


                            529 East South Temple
                         Salt Lake City, Utah  84102
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of March 18, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $1,836,611 on that date.

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

As of March 18, 1998, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the May 18, 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

     As part of the Plan, HomeFed settled pending litigation with the RTC in its capacity as receiver and conservator of HomeFed Bank. Under the RTC settlement, HomeFed paid the RTC $3,100,000 and HomeFed received a receivership certificate from the RTC. The receivership certificate was redeemed by the RTC for $1,402,000 which was paid to HomeFed. The RTC settlement provides that HomeFed is entitled to receive $850,000 from any tax refunds received by the RTC relating to HomeFed Bank for years prior to 1992. The Company received $850,000 related to such tax refunds in January 1998. Thereafter, the Company paid the entire $850,000 to general unsecured creditors in accordance with the Plan as described below.

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

Paradise Valley

     Paradise Valley is a new community located in Solano County in the northeast portion of the City of Fairfield, California. Prior to October 1996, the Company owned approximately one-third of the development project and the balance of the project was owned by three unrelated development companies. The Company's holdings originally included 84 acres planned for four detached single family residential sites, three clustered housing development sites and a school site. The Company built and sold 36 residential homes during 1995-1997 on two of the detached single family residential sites before deciding to sell the remaining lots in such sites to The Forecast Group (Registered Trade Name) , L.P. ("The Forecast Group") as described below.

     On October 3, 1996, the Company entered into agreements with The Forecast Group pursuant to which the Company agreed to sell a total of 124 improved lots at the Paradise Valley project to The Forecast Group for a total purchase price of $5,316,000. The sale of 62 lots covered by the agreements closed in 1996, and the Company received $2,670,000, less closing costs. The sale of the remaining 62 lots closed in 1997, and the Company received $2,646,000, less closing costs.

     The Company has granted options to The Forecast Group to purchase
156 additional lots for a total purchase price of $5,781,950. The option with respect to 81 of these lots (the "Unit 4 Option") and the option with respect to the remaining 75 lots (the "Unit 3 Option") became exercisable in 1997. The Unit 3 Option expires on May 1, 1998 and the Unit 4 Option expires on December 7, 1998.

     If exercised in its entirety, the Company would receive an aggregate of $3,610,650, less closing costs, pursuant to the sales of the lots covered by the Unit 4 Option. The sale of the first 20 lots covered by the Unit 4 Option closed on November 7, 1997 and the Company received $891,520, less closing costs. The sale of the second 20 lots covered by the Unit 4 Option closed on February 27, 1998 and the Company received $891,520, less closing costs. If the remainder of the Unit 4 Option is exercised, 21 lots would be sold on July 6, 1998 and 20 lots would be sold on December 7, 1998. If the Unit 3 Option is exercised in its entirety, the Company would receive $2,171,300, less closing costs, pursuant to the sales of the lots covered by the Unit 3 Option. It is uncertain whether the options will be exercised in their entirety.

     Following the sales to The Forecast Group, and assuming that The Forecast Group exercises its options, the Company's remaining holdings at the Paradise Valley project will consist of the three clustered housing development sites and the school site. The Company is entertaining offers from potential purchasers with respect to the remaining clustered housing development sites. If the Company does not receive an acceptable offer for these sites, the Company will reevaluate its alternatives with respect to the sale or development of these sites and may request that they be rezoned as detached single family residential sites or commercial sites; however, no assurance can be made that the sites will be rezoned. The school site is designated for an elementary school which the Fairfield-Suisun School District has the right to purchase at market value. At December 31, 1997, the book value of the Company's investment in Paradise Valley was approximately $7,265,000.

Silverwood

     The Silverwood project is part of the greater Sacramento metropolitan area located in Placer County, in a community commonly known as Granite Bay. Silverwood is a 135 acre development and is planned for 97 single family detached units. At December 31, 1997, the Company owned 78 of the 97 lots, with the balance owned by LFC. On February 27, 1998, the Company purchased the remaining 19 lots from LFC for a purchase price of $500,000. The project has a vested tentative map approved by the County which expires in January 1999. The Company has entered into discussions with a builder to develop the Silverwood project. The Company anticipates that this would result in the commencement of development in 1999; however, no assurance can be given that development will begin at that time. If the Company determines not to develop the Silverwood project, it may consider selling its interest in the Silverwood project. At December 31, 1997, the book value of the Company's investment in Silverwood was approximately $2,387,000.

     For information with respect to the Company's plans for future real estate development projects, see Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

Employees; Administrative Services

    Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC agreed to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Company and LFC have agreed that the fee to be paid to LFC for the one-year periods beginning March 1, 1997 and 1998 will be $68,274 and $56,101, respectively. Although these amounts are lower than the fee paid in the initial year, the Company now pays certain expenses previously paid by LFC. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for any period. Administrative fees paid to LFC for the year ended December 31, 1997 totaled $80,000.

     All of the Company's administrative services are currently provided by LFC and, as of December 31, 1997, the Company had only one employee. All of the officers of the Company are officers of LFC. See Item 13 - "Certain Relationships and Related Transactions."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     During the fourth quarter of 1997, no matter was submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT


                                                    Office
                                Position with        Held
      Name             Age       the Company         Since
----------------      -----    ---------------     --------
Patricia A. Wood       33      President             1995

Corinne A. Maki        41      Treasurer,            1995
                               Vice President and
                               Secretary


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

Corinne A. Maki.

     Ms. Maki, a certified public accountant, has served as Treasurer of the Company since February 1995. Ms. Maki has also served as Secretary and Vice President of the Company since February, 1998 and prior thereto had served as an Assistant Secretary of the Company since August 1995. Ms. Maki has also been a Vice President of LFC, holding the offices of Controller, Assistant Secretary and Treasurer, since October 1992. Ms. Maki has been employed by Leucadia since December 1991.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations furnished to the Company, the Company has determined that, to the best of the Company's knowledge, during 1997 all reports required by Section 16(a) of the Exchange Act were filed on a timely basis.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The following table sets forth certain information concerning the market price of the Company's Common Stock for each quarterly period within the two most recent fiscal years.

                                        High         Low
                                      --------     --------
Year ended December 31, 1996
  First Quarter                       $  1.25      $   .25
  Second Quarter                         1.25          .125
  Third Quarter                           .375         .125
  Fourth Quarter                          .375         .125

Year ended December 31, 1997
  First Quarter                       $   .50      $   .03125
  Second Quarter                          .375         .0625
  Third Quarter                           .375         .0625
  Fourth Quarter                          .375         .0625

     The Company's Common Stock is traded in the over-the-counter market. The Company's Common Stock is not listed on any stock exchange, and price information for the Common Stock is not regularly quoted on any automated quotation system. The prices above are based on bid quotations, as published by the National Association of Securities Dealers OTC Bulletin Board Service, and represent interdealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 18, 1998, the bid price for the Company's Common
Stock, was $.3125 per share.   As of this date, there were approximately
10,433 stockholders of record. The Company did not declare dividends on its Common Stock during 1996 or 1997 and it does not anticipate that it will pay dividends for the foreseeable future.

     The Company's Common Stock does not currently meet the minimum requirements for listing on a national securities exchange or inclusion in the Nasdaq Stock Market. If the Company's Common Stock becomes eligible to be listed or included in the Nasdaq Stock Market, the Company will consider its alternatives with respect to the trading market for the Company's Common Stock.

  The transfer agent for the Company's Common Stock is American Stock Transfer Company, 40 Wall Street, New York, New York 10005.

ITEM 6.    SELECTED FINANCIAL DATA

  The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 7 below.


                                                                        Year Ended December 31,
                                                                        -----------------------

                                                      1997         1996         1995         1994         1993
                                                    ---------    ---------    ---------    ---------    ---------
                                                            (Dollars in thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Sales of residential and commercial properties    $   4,011    $   8,988    $   9,422    $   4,484    $   8,527
  Gross profit (loss)                                     (37)        (464)         426           66          369
  Interest expense                                      2,997        3,063        1,458            -            -
  Loss from operations                                 (3,864)      (6,424)      (2,435)      (3,020)     (10,619)
  Reorganization expenses                                   -            -       (1,924)      (1,424)      (1,633)
  Loss before extraordinary items                      (3,577)      (6,297)      (4,161)      (4,294)      (9,573)
  Extraordinary items:
    Equity in joint venture's extinguishment of debt        -            -            -            -        3,051
    Extinguishment of debt - bankruptcy                     -            -      108,881            -            -
  Net earnings (loss)                                  (3,577)      (6,297)     104,720       (4,294)      (6,522)
  Per share:
  Basic earnings (loss) per common share:
    Loss before extraordinary items                 $   (0.36)   $   (0.63)   $   (0.42)   $   (0.43)   $   (0.96)
    Extraordinary items                                     -            -        10.89            -         0.31
                                                    ---------    ---------    ---------    ---------    ---------
      Net earnings (loss)                           $   (0.36)   $   (0.63)   $   10.47    $   (0.43)   $   (0.65)
                                                    =========    =========    =========    =========    =========
  Diluted earnings (loss) per common share:
    Loss before extraordinary items                 $   (0.36)   $   (0.63)   $   (0.09)   $   (0.43)   $   (0.96)
    Extraordinary items                                     -            -         3.35            -         0.31
                                                    ---------    ---------    ---------    ---------    ---------
      Net earnings (loss)                           $   (0.36)   $   (0.63)   $    3.26    $   (0.43)   $   (0.65)
                                                    =========    =========    =========    =========    =========

                                                                        At December 31,
                                                                        ---------------
                                                      1997         1996         1995         1994         1993
                                                    ---------    ---------    ---------    ---------    ---------
                                                            (Dollars in thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
  Land and real estate held for development         $   9,652    $  13,528    $  22,069    $  21,139    $  22,071
  Total assets                                         15,457       17,091       26,851       23,387       27,453
  Notes payable to Leucadia Financial Corporation      26,085       23,877       26,996        1,199            -
  Other notes payable                                       -            -          126          173          986
  Stockholders' deficit                               (10,739)      (7,162)        (865)    (106,845)    (102,551)
  Shares outstanding                                   10,000       10,000       10,000       10,000       10,000
  Book value per common share                       $   (1.07)   $   (0.72)   $   (0.09)   $  (10.68)   $  (10.26)



     Basic earnings (loss) per common share and book value per common share were calculated assuming the 10,000,000 shares of Common Stock issued on July 3, 1995 were the only shares outstanding for all years presented. Book value per common share calculations based upon the pre-effective date outstanding shares are not meaningful.

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

     For the years ended December 31, 1997 and 1996, net cash was provided by operating activities, principally from sales of real estate. For the year ended December 31, 1995, net cash was used by operating activities, principally for real estate development projects and to pay reorganization expenses. The Company is a holding company and its principal sources of funds are dividends or borrowings from its subsidiaries. As a result, the Company is dependent upon the cash flow, if any, from the real estate development projects of its subsidiaries in order to pay its expenses, including debt service payments on the Convertible Note. The Company paid $789,000 of interest on December 31, 1997 and the Board of Directors has approved the interest payment of $772,000 due on March 31, 1998. No principal payments are due on the Convertible Note until September 1998 and accrued interest is only required to be paid under certain conditions. See Item 13-"Certain Relationships and Related Transactions."

     LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. Amounts outstanding under the construction financing are collateralized by certain assets of the Company's subsidiaries or their affiliates, including real estate under development. To facilitate the sale of property to home buyers, LFC has agreed to release property from the construction financing lien when it receives 110% of the assigned cost of construction as a payment towards the outstanding loan. The construction financing bears interest based upon the prime rate, and any unpaid interest is added to the principal balance at the end of each month. As of December 31, 1997, there was no outstanding balance on the construction financing. The Company believes that the construction financing provided by LFC will be adequate to complete its current development plans. Any additional financing required from a lender other than LFC cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain additional financing from sources other than LFC.

     On October 3, 1996, the Company entered into agreements with The Forecast Group pursuant to which the Company agreed to sell a total of 124 improved lots at the Paradise Valley project to The Forecast Group for a total purchase price of $5,316,000. The sale of 62 lots covered by the agreements closed in 1996 and the Company received $2,670,000, less closing costs. The sale of the remaining 62 lots closed in 1997 and the

Company received $2,646,000, less closing costs. The Company applied all of the proceeds from the 1996 sales to reduce the outstanding balance of the construction financing provided by LFC. The Company used the proceeds from the 1997 sales for working capital needs.

    The Company has granted options to The Forecast Group to purchase 156 additional lots from the Company for a total purchase price of $5,781,950. See Item 1-"Business--Description of Business". These options became exercisable in 1997. The Unit 3 Option expires on May 1, 1998 and the Unit 4 Option expires on December 7, 1998.

    If exercised in its entirety, the Company would receive an aggregate of $3,610,650, less closing costs, pursuant to the sales of the lots covered by the Unit 4 Option. The sale of the first 20 lots covered by the Unit 4 Option closed on November 7, 1997 and the Company received $891,520, less closing costs. The sale of the second 20 lots closed on February 27, 1998 and the Company received $891,520, less closing costs. If the remainder of the Unit 4 Option is exercised, 21 lots would be sold on July 6, 1998 and 20 lots would be sold on December 7, 1998. If the Unit 3 Option is exercised, the Company would receive $2,171,300,less closing costs, pursuant to the sales of the lots covered by the Unit
3 Option. It is uncertain whether the options will be exercised in their entirety; however, to the extent such options are exercised, the Company expects to use the proceeds from the sale of the lots covered by such options for future real estate development, debt service payments on the Convertible Note and for working capital needs.

     The Company continues to seek opportunities for additional real estate development projects. Any such projects would be funded by the $15,000,000 construction financing and the remaining cash proceeds from the sales to The Forecast Group. On February 27, 1998, the Company purchased 19 additional lots in the Silverwood project from LFC for $500,000. After July 1998, however, the ability of the Company to undertake new development projects will depend significantly upon the actions of LFC with respect to its investment in the Company. If LFC does not exchange the Convertible Note for shares of Common Stock of the Company, the Company will be required to begin making principal and interest payments in September 1998 under the payment terms of the Convertible Note. Accordingly, most of the Company's cash resources would have to be used for payments on the Convertible Note. Based upon the current state of the Company's real estate activities, and assuming both the Unit 3 Option and the Unit 4 Option are exercised in their entirety, the Company currently estimates that its cash flows will be sufficient to make payments on the Convertible Note and cover operating expenses through December 31, 1999. It is uncertain whether the Company will have the ability to continue making payments on the Convertible Note and cover operating expenses after December 31, 1999. If, however, LFC decides to exchange the Convertible Note for Common Stock of the Company, the Company will be able to use its cash resources for additional development projects. LFC has not advised the Company as to whether it intends to exchange the Convertible Note, and no assurance can be given that LFC will exchange the Convertible Note.

     The Company has net operating loss ("NOL") carryforwards available for federal income tax purposes of $252,689,000 and available NOLs for state income tax purposes of $14,926,000 as of December 31, 1997. The Company's NOLs and temporary differences between the book basis and tax basis of the Company's assets in the amount of $6,078,000 result in a deferred tax asset of $95,701,000. A valuation allowance of $95,701,000 has been provided on the total amount of the Company's deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset. See Note 5 to the Company's consolidated financial statements.

Results of Operations

     Sales of residential properties decreased in 1997 as compared to 1996 due to the sale of lots to The Forecast Group and due to fewer new home sales and no trade home sales. The remaining two residential homes at Paradise Valley were sold in 1997.

     Sales of residential properties decreased in 1996 as compared to 1995 due to the sale of lots to The Forecast Group and due to fewer new and trade home sales. Except for two homes, all remaining residential homes at Paradise Valley were sold in 1996.

     The decrease in cost of sales in 1997 as compared to 1996 reflects the decreased level of home and lot sales. Gross profit percentages for both years reflect the mix of lots and homes sold.

     The increase in cost of sales in 1996 as compared to 1995 reflects the increased cost of homes sold primarily due to the reallocation of Paradise Valley costs to residential home inventory based on the Company's decision to build fewer homes.

     Land and real estate held for development is carried at the lower of cost or fair value less costs to sell. The provision for losses for the years ended December 31, 1997 and 1996 reflect the Company's estimates to reduce the carrying value of the real estate investments to fair value less costs to sell. See Notes 1 and 6 to the Company's consolidated financial statements.

     Interest expense for all years presented primarily reflects the interest due on the Convertible Note to LFC, including interest of $2,208,000 for 1997, $2,669,000 for 1996 and $1,208,000 for 1995, which was not paid and was added to the principal balance of the note as stipulated under the note agreement. Interest expense for 1997 also reflects interest of $789,000 due on the Convertible Note which was paid by the Company during the fourth quarter of 1997. Interest on the construction loan was also expensed for construction phases that were substantially complete. Interest of $385,000 and $167,000 was expensed on the construction loan in 1996 and 1995, respectively. No amounts were outstanding on the construction loan during 1997.

     The decrease in general and administrative expenses in 1997 compared to 1996 reflects reduced professional fees and insurance costs and the decreased selling expenses attributable to the Paradise Valley project which was substantially completed in 1996.

     The decrease in general and administrative expenses in 1996 as compared to 1995 reflects the decreased selling expenses attributable to the Carson Creek project, which was substantially completed in 1995.

     Reorganization expenses decreased in 1996 as a result of the Company's emergence from bankruptcy in July 1995.

     Income tax expense for all years presented principally relates to state franchise taxes. The Company has not recognized any income tax benefit for its operating losses in all years presented due to the uncertainty of sufficient future taxable income which is required in order to recognize such tax benefits.

     In 1995, the extraordinary gain on debt discharged in bankruptcy resulted from the Company's satisfaction of liabilities to creditors subject to compromise of approximately $127,458,000, principally by the payment of $18,302,000 and the issuance of 1,500,000 shares of Common Stock.

General Economic Factors

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

The Year 2000 Issue

     The Company believes that it will not incur any material additional expenses to modify computer hardware or software due to the upcoming change in the century.

Cautionary Statement for Forward Looking Information

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but not be limited, to projections of revenues, income or loss, capital expenditures, the expected development schedule of existing real estate projects, plans for growth and future operations, financing needs, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. When used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the words "estimates", "expects", "anticipates", "forecasts", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 1998 Annual Meeting of Stockholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As described above, LFC agreed to provide administrative services to the Company pursuant to the Administrative Services Agreement for an annual fee of $141,000 through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Company and LFC have agreed that the fee to be paid to LFC for the one-year periods beginning March 1, 1997 and 1998 will be $68,274 and $56,101, respectively. Although these amounts are lower than the fee paid in the initial year, the Company now pays certain expenses previously paid by LFC. Both of the officers of the Company are officers of LFC and receive compensation from LFC or Leucadia. Except for Ms. Wood, who is the only employee of the Company, the officers of the Company did not receive compensation directly from the Company in 1997.

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

      In addition to loaning $20,000,000 to the Company pursuant to the Convertible Note, LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates for as long as the Convertible Note is outstanding. The construction financing is collateralized by certain assets of the Company's subsidiaries or their affiliates. The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. No amounts were outstanding under the construction financing as of December 31, 1997.

      On February 27, 1998, the Company purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000. The lots were appraised at $600,000 by an independent appraiser; however, the President of the Company, who is also an officer of LFC, determined that a purchase price of $500,000 more accurately reflected the value of the lots based upon her experience with the project and her analysis of the assumptions made by the appraiser.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a)(1)     Financial Statements

           Report of Independent Accountants                      F-1

           Consolidated Balance Sheets at                         F-2
           December 31, 1997 and 1996

           Consolidated Statements of                             F-3
           Operations for the years ended
           December 31, 1997, 1996 and 1995

           Consolidated Statements of Changes                     F-4
           in Stockholders' Deficit for the
           years ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash                        F-5
           Flows for the years ended December 31,
           1997, 1996 and 1995

           Notes to Consolidated Financial Statements             F-6

(a)(2)     Financial Statement Schedules

           Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto

(a)(3) The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number                 Exhibit
---------             ---------
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

27        *    Financial Data Schedule.

*         Filed with this report.

(b)       Reports on Form 8-K

          Not Applicable.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HOMEFED CORPORATION


Date: March 19, 1998     By    /s/ Corinne A. Maki
                           ---------------------------------------
                              Corinne A. Maki, Vice President,
                              Secretary and Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 12, 1998     By   /s/ Timothy Considine
                           ---------------------------------------
                               Timothy Considine, Director and
                               Chairman of the Board



Date: March 11, 1998     By   /s/ Patricia A. Wood
                           ----------------------------------------
                               Patricia A. Wood, Director
                               (Principal Executive Officer)


Date: March 19, 1998     By   /s/ Corinne A. Maki
                           ----------------------------------------
                               Corinne A. Maki, Vice President,
                               Secretary and Treasurer
                               (Principal Financial and Accounting
                                Officer)


Date: March 19, 1998     By   /s/ Michael A. Lobatz
                           ---------------------------------------
                               Michael A. Lobatz, Director

             Report of Independent Accountants

To the Board of Directors of
HomeFed Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of HomeFed Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeFed Corporation and Subsidiaries as of December 31,1997 and 1996, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Salt Lake City, Utah
March 3, 1998

                    HomeFed Corporation and Subsidiaries
                        Consolidated Balance Sheets
                        December 31, 1997 and 1996
                  (Dollars in thousands, except par value)
                      ______________________________

                                                   1997          1996
                                                ----------    ----------
ASSETS

Land and real estate held for development       $    9,652    $   13,528
Cash and cash equivalents                            4,195         1,809
Restricted cash                                      1,073         1,085
Investments                                             75            71
Deposits and other assets                              462           598
                                                ----------    ----------
TOTAL                                           $   15,457    $   17,091
                                                ==========    ==========

LIABILITIES

Note payable to Leucadia Financial Corporation  $   26,085    $   23,877
Accounts payable and accrued liabilities               111           376
                                                ----------    ----------
      Total liabilities                             26,196        24,253
                                                ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value; 100,000,000 shares
       authorized; 10,000,000 shares outstanding       100           100
Additional paid-in capital                         339,904       339,904
Accumulated deficit                               (350,743)     (347,166)
                                                ----------    ----------
      Total stockholders' deficit                  (10,739)       (7,162)
                                                ----------    ----------
TOTAL                                           $   15,457    $   17,091
                                                ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    HomeFed Corporation and Subsidiaries
                    Consolidated Statements of Operations
             For the years ended December 31, 1997, 1996 and 1995
               (Dollars in thousands, except per share amounts)
                      ________________________________

                                                                1997           1996           1995
                                                             ----------     ----------     ----------
Sales of residential properties                              $    4,011     $    8,988     $    9,422
Cost of sales                                                     4,048          9,452          8,996
                                                             ----------     ----------     ----------
Gross profit (loss)                                                 (37)          (464)           426

Provision for losses on real estate investments                     153          1,583              -
Interest expense relating to Leucadia Financial Corporation       2,997          3,054          1,375
Other interest expense                                                -              9             83
General and administrative expenses                                 597          1,171          1,261
Management fees to Leucadia Financial Corporation                    80            143            142
                                                             ----------     ----------     ----------
Loss from operations                                             (3,864)        (6,424)        (2,435)
Other income - net                                                  319            181            220
                                                             ----------     ----------     ----------
Loss before reorganization items                                 (3,545)        (6,243)        (2,215)

Reorganization items:
     RTC settlement and professional fees                             -              -          1,924
                                                             ----------     ----------     ----------
Loss before income taxes                                         (3,545)        (6,243)        (4,139)

Income tax expense                                                  (32)           (54)           (22)
                                                             ----------     ----------     ----------
Loss before extraordinary item                                   (3,577)        (6,297)        (4,161)

Extraordinary item:
     Extraordinary gain on debt discharged in bankruptcy              -              -        108,881
                                                             ----------     ----------     ----------

Net earnings (loss)                                          $   (3,577)    $   (6,297)    $  104,720
                                                             ==========     ==========     ==========
Basic earnings (loss) per common share:
     Loss before extraordinary item                          $    (0.36)    $    (0.63)    $    (0.42)
     Extraordinary item                                               -              -          10.89
                                                             ----------     ----------     ----------
     Net earnings (loss)                                     $    (0.36)    $    (0.63)    $    10.47
                                                             ==========     ==========     ==========
Diluted earnings (loss) per common share:
     Loss before extraordinary item                          $    (0.36)    $    (0.63)    $    (0.09)
     Extraordinary item                                               -              -           3.35
                                                             ----------     ----------     ----------
     Net earnings (loss)                                     $    (0.36)    $    (0.63)    $     3.26
                                                             ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      HomeFed Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Deficit
              For the years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)
           -----------------------------------------------------------

                                                  Common
                                                  Stock             Additional                                 Total
                                                 $.01 Par             Paid-in           Accumulated        Stockholder's
                                                  Value               Capital             Deficit             Deficit
                                              ---------------     ---------------     ---------------     ---------------
Balance, January 1, 1995                      $           215     $       338,529     $      (445,589)    $      (106,845)
Cancellation of old shares                               (215)                215
Issuance of new shares to previous
    stockholders                                           58                 (58)
Issuance of new shares to Leucadia
    Financial Corporation for cash                         27                 783                                     810
Issuance of new shares to creditors                        15                 435                                     450
Net earnings                                                                                  104,720             104,720
                                              ---------------     ---------------     ---------------     ---------------

Balance, December 31, 1995                                100             339,904            (340,869)               (865)

Net loss                                                                                       (6,297)             (6,297)
                                              ---------------     ---------------     ---------------     ---------------

Balance, December 31, 1996                                100             339,904            (347,166)             (7,162)

Net loss                                                                                       (3,577)             (3,577)
                                              ---------------     ---------------     ---------------     ---------------

Balance, December 31, 1997                    $           100     $       339,904     $      (350,743)    $       (10,739)
                                              ===============     ===============     ===============     ===============


The accompanying notes are an integral part of these consolidated financial statements.

                     HomeFed Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the years ended December 31, 1997, 1996 and 1995
                            (Dollars in thousands)
             ----------------------------------------------------

                                                                                1997           1996           1995
                                                                             ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                          $   (3,577)    $   (6,297)    $  104,720

Adjustments to reconcile net earnings (loss) to net cash provided by (used
in) operating activities:
  Extraordinary gain on debt discharged in bankruptcy                                 -              -       (108,881)
  Provision for losses on real estate investments                                   153          1,583              -
  Accrued interest added to notes payable to Leucadia Financial Corporation       2,208          2,957          1,524
  Changes in operating assets and liabilities:
    Land and real estate held for development                                     3,723          6,958           (930)
    Deposits and other assets                                                       136            366            129
    Accounts payable and accrued liabilities                                       (265)          (218)          (808)
  Decrease (increase) in restricted cash                                             12             20           (963)
                                                                             ----------     ----------     ----------
    Net cash provided by (used in) operating activities                           2,390          5,369         (5,209)
                                                                             ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in other assets                                                   -            250           (250)
Distributions from joint ventures                                                     -              7              -
Decrease (increase) in investments                                                   (4)            12             13
                                                                             ----------     ----------     ----------
    Net cash provided by (used in) investing activities                              (4)           269           (237)
                                                                             ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to notes payable to Leucadia Financial Corporation                          -          1,439         25,960
Repayments of notes payable to Leucadia Financial Corporation                         -         (7,515)        (1,687)
Repayments of other notes payable                                                     -           (126)           (47)
Payments to settle liabilities subject to compromise                                  -              -        (18,302)
Issuance of new shares to Leucadia Financial Corporation for cash                     -              -            810
                                                                             ----------     ----------     ----------
    Net cash provided by (used in) financing activities                               -         (6,202)         6,734
                                                                             ----------     ----------     ----------
    Net increase (decrease) in cash and cash equivalents                          2,386           (564)         1,288

Cash and cash equivalents, beginning of year                                      1,809          2,373          1,085
                                                                             ----------     ----------     ----------
Cash and cash equivalents, end of year                                       $    4,195     $    1,809     $    2,373
                                                                             ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized)                          $      789     $      492     $      151
                                                                             ==========     ==========     ==========
Cash paid for income taxes                                                   $       31     $       59     $       25
                                                                             ==========     ==========     ==========
Reorganization items:
  Cash paid for RTC settlement and professional fees                         $        -     $        -     $    2,578
                                                                             ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the "Company"), its wholly-owned subsidiaries HomeFed Communities, Inc. ("HomeFed Communities") and HomeFed Resources Corporation and their wholly-owned partnerships. The Company is engaged, through its subsidiaries, in the investment in and development of residential real estate properties in Northern California. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents - Cash and cash equivalents include short-term, highly liquid investments that are readily convertible to cash. The majority of the Company's cash and cash equivalents are held by one financial institution in Salt Lake City, Utah.

     Restricted Cash - Restricted cash consists of amounts reserved for warranty obligations on homes sold and amounts reserved as collateral relating to an outstanding standby letter of credit.

     Investments - Investments consist of liquid mutual fund accounts and are carried at cost, which approximates market value.

     Revenue Recognition - Revenue from the sale of real estate is recognized at the time title is conveyed to the buyer at the close of escrow, minimum down payment requirements are met, the terms of any notes received satisfy continuing payment requirements, and there are no requirements for continuing involvement by the Company with the properties. When it is determined that the earnings process is not complete, income is deferred using the installment, cost recovery or percentage of completion methods of accounting, as appropriate.

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

     Provisions for Losses on Real Estate Investments - Management periodically assesses the recoverability of its real estate investments by comparing the carrying amount of the investments with their fair value less costs to sell. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process assumes the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. When management determines that the carrying value of specific real estate investments should be reduced to properly record these assets at fair value less costs to sell, the write-down is recorded as a charge to current period operations .

     Capitalization of Interest and Real Estate Taxes - Interest and real estate taxes attributable to land and home construction are capitalized and added to the cost of those properties while the properties are being actively developed.

     Recent Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share on an international basis. The adoption of SFAS No. 128 had no effect on the Company's earnings (loss) per share calculations for all years presented.

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

     As part of the Plan, the Company settled pending litigation with the Resolution Trust Company (the "RTC") in its capacity as receiver and conservator of HomeFed Bank, F.S.B. ("HomeFed Bank"), a former subsidiary of the Company. Under the RTC settlement, the Company paid the RTC $3,100,000 and the Company received a receivership certificate from the RTC. The receivership certificate was redeemed by the RTC for $1,402,000 which was paid to HomeFed. The net settlement expense of $1,698,000 is included as a reorganization item in the 1995 statement of operations. The RTC settlement provides that the Company is entitled to receive $850,000 from any tax refunds received by the RTC relating to HomeFed Bank for years prior to 1992. The Company received $850,000 related to such tax refunds in January 1998. Thereafter, the Company paid the entire $850,000 to general unsecured creditors in accordance with the Plan as described below.

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

3.   LAND AND REAL ESTATE HELD FOR DEVELOPMENT

     A summary of land and real estate held for development by project follows:


December 31, 1997                 Paradise
                                   Valley         Silverwood         Total
                                ------------     ------------     ------------
Land                            $  7,265,000     $  2,387,000     $  9,652,000
                                ============     ============     ============

December 31, 1996                 Paradise
                                   Valley          Silverwood         Total
                                -------------     ------------    ------------
Land                            $  10,811,000     $  2,257,000    $ 13,068,000
Cost of Completed Residences          460,000                          460,000
                                -------------     ------------    ------------
  Total                         $  11,271,000     $  2,257,000    $ 13,528,000
                                =============     ============    ============

     At December 31, 1996, the total cost of completed residences includes only project homes.

     Interest capitalized in land and real estate held for development during 1996 and 1995 was $26,000 and $240,000, respectively. No interest was capitalized in land and real estate held for development during 1997.

     All land and real estate held for development is residential property in Northern California and is pledged as collateral under the Convertible Note and construction financing agreements.

4.   NOTES PAYABLE

     Notes Payable consists of the Convertible Note issued to LFC. The Convertible Note bears interest at 12% per annum payable quarterly; however, interest is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement. Unpaid interest is added to the principal balance each quarter. Interest accrued during the years ended December 31, 1997, 1996 and 1995 of $2,208,000, $2,669,000 and $1,208,000, respectively, was not paid and was added to the principal balance. Additional interest of $789,000 accrued during 1997 was paid by the Company during the fourth quarter of 1997. The Convertible Note matures on July 3, 2003. Commencing July 6, 1998, the Convertible Note, including any accrued interest previously added to the principal balance, may be exchanged for up to a maximum of 54,400,000 shares of Common Stock, at a conversion price of $.45 per share. However, the conversion right is restricted if such conversion would limit the Company's ability to utilize certain tax benefits. The Convertible Note is collateralized by all of the Company's assets and has been guarantied by each of the Company's subsidiaries. The guaranties of the Company's subsidiaries are collateralized by all of the assets of such subsidiaries. The balance of the Convertible Note at December 31, 1997 and 1996 was $26,085,000 and $23,877,000, respectively.

     LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. Interest accrued during the years ended 1996 and 1995 of $288,000 and $316,000, respectively, was added to the principal balance during such periods. No interest was accrued on the construction financing during 1997. Payments of principal and interest on the loans are payable on demand, and if payments are not made upon demand, the applicable interest rate is increased by 3% per annum. A payment equal to 110% of the construction cost of the property being released is required in order to release property from the construction financing lien. There were no outstanding balances on the construction financing loan as of December 31, 1997 and 1996.

     Principal payments required on notes payable are summarized as follows:

                    1998                     $     325,000
                    1999                           710,000
                    2000                           799,000
                    2001                           900,000
                    2002                         1,012,000
                    Thereafter                  22,339,000
                                             -------------
                    Total                    $  26,085,000
                                             =============
5.   INCOME TAXES

     The income tax expense for all years presented principally relates to state franchise taxes. The Company has not recognized any tax benefit from its operating losses in all years presented.

     In 1997, the Internal Revenue Service granted the Company a favorable ruling on the Company's private letter ruling request and the Company received permission to reattribute a portion of the net operating losses from HomeFed Bank, F.S.B. ("HomeFed Bank") and its subsidiaries to the Company. The amount of net operating loss ("NOL") carryforwards reattributed was approximately $219,324,000.

     The Company and its wholly-owned subsidiaries have NOL carryforwards available for federal income tax purposes of $252,689,000 as of December 31, 1997, including the NOL's reattributed to the Company by HomeFed Bank and its subsidiaries. These carryforwards were generated during 1983-1997 and expire during 1998-2012. For state income tax purposes, available NOLs as of December 31, 1997 total $14,926,000 and expire in 1998-2012.

     At December 31, the net deferred tax asset consisted of the following:

                                            1997             1996
                                        ------------     ------------
               NOL carryforwards        $ 89,623,000     $ 11,855,000
               Land basis                  6,000,000        7,654,000
               Other                          78,000           92,000
                                        ------------     ------------
                                          95,701,000       19,601,000
               Valuation allowance       (95,701,000)     (19,601,000)
                                        ------------     ------------
                                        $          0     $          0
                                        ============     ============

     The valuation allowance has been provided on the total amount of the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset. The valuation allowance increased by $76,100,000 and $725,000 in 1997 and 1996, respectively.

6.   PROVISION FOR LOSSES ON REAL ESTATE INVESTMENTS

     For the years ended December 31, 1997 and 1996, the Company recorded losses at the Paradise Valley project of $153,000 and $1,583,000, respectively, due to its decision not to complete the home development on the four detached single-family residential sites as originally planned and due to the revaluation of the other sites. The loss for each year was determined by comparing the carrying value of the investment to its fair value less costs to sell based on offers the Company has received and sales of comparable real estate.

7.   EARNINGS PER SHARE

     Basic earnings (loss) per share of Common Stock for all years presented were calculated by dividing net earnings (loss) by the 10,000,000 shares of Common Stock issued on July 3, 1995. Basic earnings (loss) per share calculations based upon the pre-effective date outstanding shares are not meaningful.

     Diluted earnings (loss) per share of Common Stock were calculated as described above and, for the year ended December 31, 1995, also assumes the Convertible Note had been converted into Common Stock and earnings increased to eliminate the related interest expense. The number of shares used to calculate diluted earnings (loss) per share was 10,000,000, 10,000,000 and 32,496,479 for the years ended December
     31, 1997, 1996 and 1995, respectively. The calculation of diluted loss per share of Common Stock for 1997 and 1996 does not include common stock equivalents of 54,073,383 and 49,314,276, respectively, which are antidilutive.

8.   COMMITMENTS AND CONTINGENCIES

     In 1994 and 1993, one of the Company's consolidated real estate partnerships entered into two cost sharing agreements with two California school districts to share in certain improvement costs which benefit both the project and the school districts. Subject to certain conditions, the partnership is required to reimburse the school districts for its share of these improvement costs, currently estimated at approximately $1,011,000, which are expected to be recovered through the sale of the property or the development and sale of finished lots.

     The Company's other consolidated real estate partnership placed approximately $946,000 on deposit with a financial institution in Salt Lake City, Utah to secure a standby letter of credit. The amount of the deposit is included in restricted cash. The letter of credit was issued to guaranty the partnership's obligation under a property development agreement to construct a recreation center.

     One of the Company's wholly-owned subsidiaries, HomeFed Communities, must continue to maintain a net worth of $5,000,000 and a cash balance of $400,000 in order to ensure its ability to pay amounts which may become due under an indemnity agreement with a third-party surety which provided security for certain obligations of the Brock HomeFed Communities La Quinta partnership. If HomeFed Communities cannot meet these requirements, it must post an irrevocable letter of credit in the amount of 50% of the face value of the bonds issued by the surety. This letter of credit amount is currently estimated to be approximately $460,000.

9.   RELATED PARTY TRANSACTIONS

     Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC agreed to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Company and LFC have agreed that the fee to be paid to LFC for the one-year periods beginning March 1, 1997 and 1998 will be $68,274 and $56,101, respectively. Although these amounts are lower than the fee paid in the initial year, the Company now pays certain expenses previously paid by LFC. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for any period. Administrative fees paid to LFC in 1997 and 1996 were $80,000 and $143,000, respectively. Prior to entering into the Administrative Services Agreement, LFC provided certain administrative services to the Company for a fee of $142,000 in 1995.

     Both of the officers of the Company are officers of LFC and receive compensation from LFC or Leucadia. The Company's executive offices are located at 529 East South Temple in Salt Lake City, Utah in an office building occupied and leased by LFC. LFC provides such office space to the Company in connection with the services provided to the Company by LFC pursuant to the Administrative Services Agreement.

     On February 27, 1998, the Company purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000.

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

27   *    Financial Data Schedule.

*    Filed with this report