Form 10-Q
period 1998-03-31
HOMEFED CORP
filed 1998-05-14
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1998

                                    OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to __________

                      Commission file number 1-10153

                                HOMEFED CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                    33-0304982
         -------------------------------                   ------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

                  529 East South Temple, Salt Lake City, Utah 84102
                ---------------------------------------------------
                (Address of principal executive offices) (Zip Code)

                                 (801) 521-1066
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                                       N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Yes  [X]    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 12, 1998, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      HomeFed Corporation and Subsidiaries
                            Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
                    (Dollars in thousands, except par value)

                                                  March 31,     December 31,
                                                    1998            1997
                                                ------------    ------------
                                                (Unaudited)
ASSETS
Land and real estate held for development       $      9,640    $      9,964
Cash and cash equivalents                              3,948           4,195
Restricted cash                                        1,070           1,073
Investments                                               76              75
Deposits and other assets                                225             462
                                                ------------    ------------
TOTAL                                           $     14,959    $     15,769
                                                ============    ============

LIABILITIES

Note payable to Leucadia Financial Corporation  $     26,085    $     26,085
Accounts payable and accrued liabilities                 475             423
                                                ------------    ------------
    Total liabilities                                 26,560          26,508
                                                ------------    ------------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value;
 100,000,000 shares authorized;
 10,000,000 shares outstanding                           100             100
Additional paid-in capital                           339,904         339,904
Accumulated deficit                                 (351,605)       (350,743)
                                                ------------    ------------
    Total stockholders' deficit                      (11,601)        (10,739)
                                                ------------    ------------
TOTAL                                           $     14,959    $     15,769
                                                ============    ============

See notes to interim consolidated financial statements.

                      HomeFed Corporation and Subsidiaries
                     Consolidated Statements of Operations
              For the three months ended March 31, 1998 and 1997
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)

                                                      1998           1997
                                                   ----------     ----------
Sales of residential properties                    $      891     $      260
Cost of sales                                             894            265
                                                   ----------     ----------
Gross loss                                                 (3)            (5)


Interest expense relating to Leucadia
  Financial Corporation                                   772            707
General and administrative expenses                       131            169
Management fees to Leucadia Financial
  Corporation                                              17             29
                                                   ----------     ----------
Loss from operations                                     (923)          (910)
Other income - net                                         70             37
                                                   ----------     ----------
Loss before income taxes                                 (853)          (873)
Income tax expense                                         (9)           (11)
                                                   ----------     ----------
Net loss                                           $     (862)    $     (884)
                                                   ==========     ==========

Basic loss per common share:                       $    (0.09)    $    (0.09)
                                                   ==========     ==========

Diluted loss per common share:                     $    (0.09)    $    (0.09)
                                                   ==========     ==========


See notes to interim consolidated financial statements.

                       HomeFed Corporation and Subsidiaries
            Consolidated Statements of Changes in Stockholders' Deficit
                For the three months ended March 31, 1998 and 1997
                            (Dollars in thousands)
                                 (Unaudited)
                 ____________________________________________

                              Common
                               Stock          Additional                          Total
                              $.01 Par         Paid-In        Accumulated      Stockholders'
                               Value           Capital          Deficit          Deficit
                           -------------    -------------    -------------     -------------
Balance, January 1, 1997   $         100    $     339,904    $    (347,166)    $      (7,162)
  Net loss                                                            (884)             (884)
                           -------------    -------------    -------------     -------------
Balance, March 31, 1997    $         100    $     339,904    $    (348,050)    $      (8,046)
                           =============    =============    =============     =============


Balance, January 1, 1998   $         100    $     339,904    $    (350,743)    $     (10,739)
  Net loss                                                            (862)             (862)
                           -------------    -------------    -------------     -------------
Balance, March 31, 1998    $         100    $     339,904    $    (351,605)    $     (11,601)
                           =============    =============    =============     =============


See notes to interim consolidated financial statements.

                      HomeFed Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the three months ended March 31, 1998 and 1997
                            (Dollars in thousands)
                                 (Unaudited)
                 ____________________________________________

                                                       1998          1997
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            $     (862)   $     (884)

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Accrued interest added to note payable to
    Leucadia Financial Corporation                           -           707
  Changes in operating assets and liabilities:
    Land and real estate held for development              324           153
    Deposits and other assets                              237            10
    Accounts payable and accrued liabilities                52          (118)
  Decrease in restricted cash                                3             2
                                                    ----------    ----------
    Net cash used in operating activities                 (246)         (130)
                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in investments                                     (1)           (1)
                                                    ----------    ----------
    Net cash used in investing activities                   (1)           (1)
                                                    ----------    ----------
Net decrease in cash                                      (247)         (131)

Cash and cash equivalents, beginning of period           4,195         1,809
                                                    ----------    ----------
Cash and cash equivalents, end of period            $    3,948    $    1,678
                                                    ==========    ==========


See notes to interim consolidated financial statements.

               HOMEFED CORPORATION AND SUBSIDIARIES

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes are necessary to present fairly the financial position, results of operations and cash flows, should be read in conjunction with the audited consolidated financial statements for HomeFed Corporation ("HomeFed" or the "Company") for the year ended December 31, 1997 which are included in the Company's Annual Report on Form 10-K for such year (the "1997 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1997 was derived from the Company's audited consolidated financial statements in the 1997 10-K, and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

   Certain amounts for prior periods have been reclassified to be consistent with the 1998 presentation.

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

   As part of the Plan, the Company settled pending litigation with the Resolution Trust Company (the "RTC") in its capacity as receiver and conservator of HomeFed Bank, F.S.B. ("HomeFed Bank"), a former subsidiary of the Company. Under the RTC settlement, the Company paid the RTC $3,100,000 and the Company received a receivership certificate from the RTC. The receivership certificate was redeemed by the RTC for $1,402,000 which was paid to the Company. In addition, the RTC settlement provided that the Company was entitled to receive $850,000 from any tax refunds received by the RTC relating to HomeFed Bank for years prior to 1992. The Company received $850,000 related to such tax refunds in January 1998. Thereafter, the Company paid the entire $850,000 to general unsecured creditors in accordance with the Plan as described below.

   Also under the Plan, general unsecured creditors, principally the holders of the Company's convertible subordinated debentures, of which LFC was the largest holder, received a pro rata share of (i) $16,900,000, (ii) the Company's rights to the RTC tax refund relating to HomeFed Bank and the $1,402,000 receivership certificate proceeds, (iii) 1,500,000 shares of Common Stock valued by the Bankruptcy Court at $.30 per share, and (iv) an interest in the litigation trust described below.

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

3. Earnings Per Share. Basic loss per share of Common Stock for all periods presented was calculated by dividing the net loss by the 10,000,000 shares of Common Stock issued on July 3, 1995.

   Diluted loss per share of Common Stock was calculated as described above. The number of shares used to calculate diluted loss per share was 10,000,000 for each of the three-month periods ended March 31, 1998 and 1997. The calculation of diluted loss per share for the three-month periods ended March 31, 1998 and 1997 does not include common stock equivalents of 54,400,000 and 53,075,386, respectively, which are antidilutive.

4. Related Party Transactions. Notes payable consists of the Convertible Note issued to LFC. The Convertible Note bears interest at 12% per annum payable quarterly; however, interest is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement. Unpaid interest is added to the principal balance each quarter. Interest accrued on the Convertible Note during the three months ended March 31, 1998 of $772,000 was paid by the Company in March 1998.

   LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. Payments of principal and interest on the loans are payable on demand, and if payments are not made upon demand, the applicable interest rate is increased by 3% per annum. A payment equal to 110% of the construction cost of the property being released is required in order to release property from the construction financing lien. No amounts were outstanding under the construction financing as of March 31, 1998.

   Pursuant to an Administrative Services Agreement dated March 1, 1996 (the "Administrative Services Agreement"), LFC has agreed to provide administrative services to the Company for an annual fee of $141,000, payable in monthly installments, through March 1, 1997. After March 1, 1997, the Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine the compensation to be paid to LFC under the Administrative Services Agreement for subsequent periods. The Company and LFC have agreed that the fee to be paid to LFC for the one-year periods beginning March 1, 1997 and 1998 will be $68,274 and $56,101, respectively. Although these amounts are lower than the fee paid in the initial year, the Company now pays certain expenses previously paid by LFC. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for any period. Fees paid by the Company to LFC totaled $17,000 for the three-month period ended March 31, 1998.

   On February 27, 1998, the Company purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


    The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 10-K.

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

Liquidity and Capital Resources

    For the three-month periods ended March 31, 1998 and 1997, net cash was used in operating activities, principally to fund interest and general and administrative expenses. The Company is a holding company whose principal source of funds is dividends or borrowings from its subsidiaries. As a result, the Company is dependent upon the cash flow, if any, from the real estate development projects of its subsidiaries in order to pay its expenses, including debt service payments on the Convertible Note. As more fully described in the 1997 10-K, no principal payments are due on the Convertible Note until September 1998 and accrued interest is only required to be paid under certain conditions. Interest accrued on the Convertible Note during the three months ended March 31, 1998 of $772,000 was paid by the Company in March 1998.

    LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. Amounts outstanding under the construction financing are collateralized by certain assets of the Company's subsidiaries or their affiliates, including real estate under development. To facilitate the sale of property to home buyers, LFC has agreed to release property from the construction financing lien when it receives 110% of the assigned cost of construction as a payment towards the outstanding loan. The construction financing bears interest based upon the prime rate, and any unpaid interest is added to the principal balance at the end of each month. As of March 31, 1998, there was no outstanding balance on the construction financing. The Company believes that the construction financing provided by LFC will be adequate to complete its current development plans. Any additional financing required from a lender other than LFC cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain additional financing from sources other than LFC.

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

    The Company granted options to The Forecast Group to purchase 156 additional lots from the Company for a total purchase price of $5,781,950. The option with respect to 81 of these lots (the "Unit 4 Option") and the option with respect to the remaining 75 lots (the "Unit 3 Option") became exercisable in 1997. The Unit 3 Option was not exercised and expired on May 1, 1998. The Unit 4 Option expires on December 7, 1998.

    If exercised in its entirety, the Company would receive an aggregate of $3,610,650, less closing costs, pursuant to the sales of the lots covered by the Unit 4 Option. The sale of the first 20 lots covered by the Unit 4 Option closed on November 7, 1997 and the Company received $891,520, less closing costs. The sale of the second 20 lots closed on February 27, 1998 and the Company received $891,520, less closing costs. If the remainder of the Unit 4 Option is exercised, 21 lots would be sold on July 6, 1998 and 20 lots would be sold on December 7, 1998. It is uncertain whether the remainder of the Unit 4 Option will be exercised; however, to the extent the Unit 4 Option is exercised, the Company expects to use the proceeds from the sale of the lots covered by the Unit 4 Option for future real estate development, debt service payments on the Convertible Note and for working capital needs.

    The Company intends to solicit offers from potential purchasers for the 75 lots previously covered by the Unit 3 Option. The Company intends to sell these 75 lots once an acceptable offer has been received.

    On February 27, 1998, the Company purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000.

Results of Operations

    Sales of residential properties increased in the 1998 period as compared to the 1997 period due to the sale of 20 lots to The Forecast Group. One new home was sold in the 1997 period.

    The increase of cost of sales in the 1998 period as compared to the 1997 period reflects the sale of 20 lots to The Forecast Group. Gross profit percentages reflect the mix of real estate sold.

    Interest expense reflects the interest due on the Convertible Note to LFC of approximately $772,000 for the 1998 period, which was paid by the Company, and $707,000 for the 1997 period, which was not paid and was added to the principal balance of the note as stipulated under the note agreement.

    Income tax expense for all periods presented principally relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

Cautionary Statement for Forward-Looking Information

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

                    PART II.  OTHER INFORMATION


Item 5.   Other Information

     Patricia A. Wood has announced that she will retire from her position as President of the Company, effective May 29, 1998, in order to pursue other interests. Ms. Wood has also declined to stand for reelection at the Company's Annual Meeting of Stockholders to be held on May 18, 1998 (the "Annual Meeting"). Subsequent to the Annual Meeting, the Board of Directors intends to appoint a new director to fill the vacancy created by Ms. Wood's retirement. The Board of Directors is also considering candidates to succeed Ms. Wood as President of the Company.


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



                               HOMEFED CORPORATION




                               /s/ Corinne A. Maki
                             --------------------------------
                             CORINNE A. MAKI, Treasurer
                             (Authorized Signatory and
                              Principal Financial and
                              Accounting Officer)




Date:  May 14, 1998

                         INDEX TO EXHIBITS

Exhibits

27        Financial Data Schedule.