Form 10-Q
period 1998-06-30
HOMEFED CORP
filed 1998-08-14
CIK 833795

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1998

                                    OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

                      Commission file number 1-10153

                           HOMEFED CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Delaware                                  33-0304982
   -------------------------------                   ---------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

             529 East South Temple, Salt Lake City, Utah 84102
          ------------------------------------------------------
           (Address of principal executive offices)   (Zip Code)

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

Yes  [X]    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 12, 1998, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                HomeFed Corporation and Subsidiaries
                      Consolidated Balance Sheets
                  June 30, 1998 and December 31, 1997
               (Dollars in thousands, except par value)
               ----------------------------------------

                                                   June 30,        December 31,
                                                     1998              1997
                                                 -------------     -------------
                                                  (Unaudited)
ASSETS

Land and real estate held for development        $       9,642     $       9,964
Cash and cash equivalents                                2,982             4,195
Restricted cash                                          1,071             1,073
Investments                                                 77                75
Deposits and other assets                                  236               462
                                                 -------------     -------------
TOTAL                                            $      14,008     $      15,769
                                                 =============     =============

LIABILITIES

Note payable to Leucadia Financial Corporation   $      26,085     $      26,085
Accounts payable and accrued liabilities                   435               423
                                                 -------------     -------------
    Total liabilities                                   26,520            26,508
                                                 -------------     -------------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value;
 100,000,000 shares authorized;
 10,000,000 shares outstanding                             100               100
Additional paid-in capital                             339,904           339,904
Accumulated deficit                                   (352,516)         (350,743)
                                                 -------------     -------------
    Total stockholders' deficit                        (12,512)          (10,739)
                                                 -------------     -------------
TOTAL                                            $      14,008     $      15,769
                                                 =============     =============

See notes to interim consolidated financial statements.

                            HomeFed Corporation and Subsidiaries
                            Consolidated Statements of Operations
                        For the periods ended June 30, 1998 and 1997
                      (Dollars in thousands, except per share amounts)
                                         (Unaudited)
                    ---------------------------------------------------

                                              For the Three           For the Six
                                           Month Period Ended      Month Period Ended
                                                June 30,                June 30,
                                          --------------------    --------------------

                                           1998           1997           1998           1997
                                        ----------     ----------     ----------     ----------
Sales of residential properties         $        -     $    1,019     $      891     $    1,279
Cost of sales                                    -          1,010            894          1,275
                                        ----------     ----------     ----------     ----------
Gross profit (loss)                              -              9             (3)             4

Interest expense relating to Leucadia
  Financial Corporation                        780            735          1,552          1,442
General and administrative expenses            174            162            305            331
Management fees to Leucadia Financial
  Corporation                                   13             17             30             46
                                        ----------     ----------     ----------     ----------
Loss from operations                          (967)          (905)        (1,890)        (1,815)
Other income - net                              64             40            134             77
                                        ----------     ----------     ----------     ----------
Loss before income taxes                      (903)          (865)        (1,756)        (1,738)
Income tax expense                              (8)            (9)           (17)           (20)
                                        ----------     ----------     ----------     ----------
Net loss                                $     (911)    $     (874)    $   (1,773)    $   (1,758)
                                        ==========     ==========     ==========     ==========


Basic loss per common share:            $    (0.09)    $    (0.09)    $    (0.18)    $    (0.18)
                                        ==========     ==========     ==========     ==========

Diluted loss per common share:

                                        $    (0.09)    $    (0.09)    $    (0.18)    $    (0.18)
                                        ==========     ==========     ==========     ==========

See notes to interim consolidated financial statements.

                     HomeFed Corporation and Subsidiaries
         Consolidated Statements of Changes in Stockholders' Deficit
               For the six months ended June 30, 1998 and 1997
                             (Dollars in thousands)
                                   (Unaudited)
         ------------------------------------------------------------

                               Common
                                Stock         Additional                            Total
                              $.01 Par         Paid-In        Accumulated       Stockholders'
                                Value          Capital          Deficit           Deficit
                            ------------     ------------     ------------      ------------
Balance, January 1, 1997    $        100     $    339,904     $   (347,166)     $     (7,162)
  Net loss                                                          (1,758)           (1,758)
                            ------------     ------------     ------------      ------------
Balance, June 30, 1997      $        100     $    339,904     $   (348,924)     $     (8,920)
                            ============     ============     ============      ============

Balance, January 1, 1998    $        100     $    339,904     $   (350,743)     $    (10,739)
  Net loss                                                          (1,773)           (1,773)
                            ------------     ------------     ------------      ------------
Balance, June 30, 1998      $        100     $    339,904     $   (352,516)     $    (12,512)
                            ============     ============     ============      ============

See notes to interim consolidated financial statements.

                     HomeFed Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the six months ended June 30, 1998 and 1997
                             (Dollars in thousands)
                                  (Unaudited)
                -----------------------------------------------

                                                                 1998           1997
                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      $   (1,773)    $   (1,758)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

     Accrued interest added to notes payable to
       Leucadia Financial Corporation                                  -          1,442
     Changes in operating assets and liabilities:
       Land and real estate held for development                     322          1,142
       Deposits and other assets                                     226             31
       Accounts payable and accrued liabilities                       12           (200)
     Decrease in restricted cash                                       2              9
                                                              ----------     ----------
       Net cash provided by (used in) operating activities        (1,211)           666
                                                              ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Increase in investments                                               (2)            (2)
                                                              ----------     ----------
       Net cash used in investing activities                          (2)            (2)
                                                              ----------     ----------
Net increase (decrease) in cash                                   (1,213)           664
Cash and cash equivalents, beginning of period                     4,195          1,809
                                                              ----------     ----------
Cash and cash equivalents, end of period                      $    2,982     $    2,473
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

   Certain amounts from prior periods have been reclassified to be consistent with the 1998 presentation.

2. Chapter 11 Bankruptcy and Plan of Reorganization. On July 3, 1995, the Company emerged from Chapter 11 Bankruptcy protection pursuant to its court approved plan of reorganization (the "Plan"). The Plan was principally funded by a $20,000,000 convertible note (the
    "Convertible Note") issued to Leucadia Financial Corporation ("LFC"), an indirect wholly-owned subsidiary of Leucadia National Corporation ("Leucadia"), and by LFC's purchase of 2,700,000 newly issued $.01 par value common shares ("Common Stock") of the Company for $810,000.

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

    The Company's Restated Certificate of Incorporation contains certain transfer restrictions with respect to the Company's stock. Generally, such provisions restrict a person's ability to accumulate 5% or more of the Company's Common Stock, as well as the ability of a 5% stockholder to acquire additional shares of Common Stock, in each case, after giving effect to numerous rules of attribution, aggregation and calculation. In addition, pursuant to the Plan, the Company is prohibited from issuing additional shares of stock until July 3, 1999. The Company's Restated Certificate of Incorporation further prohibits the Company from issuing or redeeming any shares of stock as long as the Convertible Note is outstanding. None of the foregoing restrictions will prevent LFC's exchange of the Convertible Note for Common Stock. See Note 5.

3. Earnings Per Share. Basic loss per share of Common Stock for all periods presented was calculated by dividing the net loss by the 10,000,000 shares of Common Stock issued on July 3, 1995.

    Diluted loss per share of Common Stock was calculated as described above. The number of shares used to calculate diluted loss per share was 10,000,000 for the periods ended June 30, 1998 and 1997. The calculation of diluted loss per share does not include Common Stock equivalents of 54,400,000 and 54,400,000, for the three-month periods ended June 30, 1998 and 1997, respectively, and 54,400,000 and 53,441,352, for the six-month periods ended June 30, 1998 and 1997, respectively, which are antidilutive.

4. Related Party Transactions. Notes payable consists of the Convertible Note issued to LFC. The Convertible Note bears interest at 12% per annum payable quarterly; however, interest is only paid if the Company has sufficient funds available, as determined pursuant to the provisions of the loan agreement. Unpaid interest is added to the principal balance each quarter. The Company paid $1,552,000 in interest on the Convertible Note during the six-month period ended June 30, 1998.

    Quarterly interest and principal payments are due on the Convertible Note beginning September 1998, continuing through maturity on July 3, 2003. Beginning July 6, 1998, LFC may convert at any time all or a portion of the Convertible Note, including any accrued interest previously added to the principal balance, into Common Stock up to a maximum of 54,400,000 shares of Common Stock, at a conversion price of $.45 per share. See Note 5.

    LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. The construction financing bears interest based on the prime rate, and any unpaid interest is added to the principal balance at the end of each month. Payments of principal and interest on the loans are payable on demand, and if payments are not made upon demand, the applicable interest rate is increased by 3% per annum. A payment equal to 110% of the construction cost of the property being released is required in order to release property from the construction financing lien. No amounts were outstanding under the construction financing as of June 30, 1998.

    Pursuant to an Administrative Services Agreement dated March 1, 1996, as amended (the "Administrative Services Agreement"), LFC provides administrative services to the Company for an annual fee, payable in monthly installments. The Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine such annual fee. The Company and LFC have agreed that the fee to be paid to LFC for the one year periods beginning March 1, 1997 and 1998 will be $68,274 and $56,101, respectively. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for any period.

    On February 27, 1998, the Company purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000.


5. Subsequent Events. On July 31, 1998, the Company sold its entire 97 lot interest in the Silverwood project with a book value of approximately $2,890,000 to Southfork Partnership ("Southfork") for $3,000,000, less closing costs. As a result of this sale, Southfork also assumed up to $1,185,000 of the Company's liability to two California school districts under cost sharing agreements.

    On August 14, 1998, the Company entered into a development management agreement with a subsidiary of Leucadia to develop a master-planned residential project located in San Marcos, San Diego County, California.
    The agreement provides for the Company to receive a profit participation, if any, after payment of obligations to certain creditors of the project, and fees for project management and marketing services based upon the revenues derived from the project. In connection with this management agreement, the Company has also agreed to sell to Leucadia in July 1999 additional shares of the Company's Common Stock, subject to certain conditions, such that Leucadia's total interest in the Company will be increased to 87.5%. Based on the current outstanding shares of the Company, Leucadia would purchase approximately 37,056,000 shares in July 1999 at an aggregate cost of approximately $6,670,000. Upon the signing of the agreement, Leucadia advanced $5,000,000 of the purchase price of the shares to the Company, which is refundable in the event the stock purchase transaction is not consummated. Pursuant to this stock purchase agreement, the Company has increased the size of its Board of Directors from three to five directors and has selected two designees of Leucadia to fill such additional board seats. In addition, effective August 14, 1998, the Company and LFC agreed to restructure the terms of the Convertible Note in the principal amount of approximately $26,462,000 (reflecting the original loan outstanding together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring), providing for an extension of the maturity date to December 31, 2004, a reduction in the interest rate to 6% and the elimination of the convertibility feature of the Convertible Note.

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

Liquidity and Capital Resources

          For the six-month period ended June 30, 1998, net cash was used in operating activities, principally to fund interest and general and administrative expenses. For the six-month period ended June 30, 1997, net cash was provided by operating activities, principally from sales of residential properties. The Company is a holding company whose principal source of funds is dividends or borrowings from its subsidiaries. As a result, the Company is dependent upon the cash flow, if any, from the real estate development projects of its subsidiaries in order to pay its expenses, including debt service payments on the Convertible Note. As more fully described in the 1997 10-K, principal and interest payments are due on the Convertible Note beginning September 1998. The Company paid $1,552,000 in interest on the Convertible Note during the six-month period ended June 30, 1998.

     LFC has agreed to provide up to an aggregate of $15,000,000 of construction financing to certain of the Company's subsidiaries and their affiliates while the Convertible Note is outstanding. Amounts outstanding under the construction financing are collateralized by certain assets of the Company's subsidiaries or their affiliates, including real estate under development. To facilitate the sale of property to home buyers, LFC has agreed to release property from the construction financing lien when it receives 110% of the assigned cost of construction as a payment towards the outstanding loan. The construction financing bears interest based upon the prime rate, and any unpaid interest is added to the principal balance at the end of each month. As of June 30, 1998, there was no outstanding balance on the construction financing. The Company believes that the construction financing provided by LFC will be adequate to complete its current development plans. Any additional financing required from a lender other than LFC cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain additional financing from sources other than LFC.

          As more fully described in the 1997 10-K, in October 1996 the Company granted options to The Forecast Group, L.P. (Registered Tradename)
("The Forecast Group") to purchase certain lots at the Paradise Valley project for a total purchase price of $5,781,950. The option with respect to 81 of these lots (the "Unit 4 Option") and the option with respect to the remaining 75 lots (the "Unit 3 Option") became exercisable in 1997. The Unit 3 Option was not exercised and expired on May 1, 1998. The Unit 4 Option expires on December 7, 1998.

          If exercised in its entirety, the Company would receive an aggregate of $3,610,650, less closing costs, pursuant to the sales of the lots covered by the Unit 4 Option. The sale of the first 20 lots covered by the Unit 4 Option closed on November 7, 1997 and the Company received $891,520, less closing costs. The sale of the second 20 lots closed on February 27, 1998 and the Company received $891,520, less closing costs. The sale of an additional 21 lots closed on July 6, 1998, and the Company received $936,096 less closing costs. If the remainder of the Unit 4 Option is exercised, 20 lots would be sold on December 7, 1998. It is uncertain whether the remainder of the Unit 4 Option will be exercised; however, to the extent the Unit 4 Option is exercised, the Company expects to use the proceeds from the sale of the lots covered by the Unit 4 Option for future real estate development, debt service payments on the Convertible Note and for working capital needs.

          The Company intends to solicit offers from potential purchasers for the 75 lots previously covered by the Unit 3 Option. The Company intends to sell these 75 lots once an acceptable offer has been received.

          On February 27, 1998, the Company purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000.

          On July 31, 1998, the Company sold its entire 97 lot interest in the Silverwood project to Southfork Partnership ("Southfork") for $3,000,000, less closing costs. As a result of this sale, Southfork also assumed up to $1,185,000 of the Company's liability to two California school districts under cost sharing agreements.

          On August 14, 1998, the Company entered into a development management agreement with a subsidiary of Leucadia National Corporation ("Leucadia") to develop a master-planned residential project located in San Marcos, San Diego County, California. The agreement provides for the Company to receive a profit participation, if any, after payment of obligations to certain creditors of the project, and fees for project management and marketing services based upon the revenues derived from the project. In connection with this management agreement, the Company has also agreed to sell to Leucadia in July 1999 additional shares of the Company's Common Stock, subject to certain conditions, such that Leucadia's total interest in the Company will be increased to 87.5%. Based on the current outstanding shares of the Company, Leucadia would purchase approximately 37,056,000 shares in July 1999 at an aggregate cost of approximately $6,670,000. Upon the signing of the agreement, Leucadia advanced $5,000,000 of the purchase price of the shares to the Company, which is refundable in the event the stock purchase transaction is not consummated. In addition, effective August 14, 1998, the Company and LFC agreed to restructure the terms of the Convertible Note in the principal amount of approximately $26,462,000 (reflecting the original loan outstanding together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring), providing for an extension of the maturity date to December 31, 2004, a reduction in the interest rate to 6% and the elimination of the convertibility feature of the Convertible Note.

Results of Operations

          Sales of residential properties decreased in the six-month period ended June 30, 1998 as compared to the same period in 1997 as no homes were sold in 1998 and residential lots were sold at lower prices in 1998 than 1997. Sales of residential properties decreased in the three-month period ended June 30, 1998 as compared to the same period in 1997 since no residential lots were sold in 1998 while 20 lots were sold in 1997.

          The decrease of cost of sales in the 1998 period as compared to the 1997 period reflects the reduced level of sales and value of land sold. Gross profit percentages reflect the mix of residential properties sold.

          Interest expense reflects the interest due on the Convertible Note to LFC of approximately $780,000 and $1,552,000 for the three-month and six-month periods ended June 30, 1998, respectively, which was paid by the Company. Interest expense for the three-month and six-month periods ended June 30, 1997 reflects the interest due on the Convertible Note to LFC of approximately $735,000 and $1,442,000, respectively, which was not paid and was added to the principal balance of the Convertible Note pursuant to the loan agreement.

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

                      PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 18, 1998. At the meeting:

    1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

         Name                    Votes For        Votes Against
         -----------------       ------------     ------------------
         Timothy Considine       8,658,608        70,572
         Michael A. Lobatz       8,674,457        54,723

    2. The selection of PricewaterhouseCoopers LLP as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the year ended December 31, 1998 was ratified by the stockholders as follows:

              Votes For:                 8,671,887
              Votes Against:                26,140
              Abstentions:                  31,153


Item 5.   Other Information

     Patricia A. Wood retired from her position as President of the Company, effective May 18, 1998, in order to pursue other interests. In addition, Ms. Wood declined to stand for reelection at the Company's Annual Meeting of Stockholders held on May 18, 1998. Subsequent to the Annual Meeting, the Board of Directors appointed Paul J. Borden as a director to fill the vacancy created by Ms. Wood's retirement. The Board of Directors also appointed Mr. Borden as President of the Company. Mr. Borden is a Vice President of Lecuadia National Corporation.

Item 6.   Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed with this report.

         10.1 Real Estate Purchase Agreement and Escrow Instructions between Southfork Partnership and Northfork Communities

         27   Financial Data Schedule

    (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                              SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               HOMEFED CORPORATION



                               /s/ Corinne A. Maki
                             -------------------------------
                             CORINNE A. MAKI, Treasurer
                             (Authorized Signatory and
                              Principal Financial and
                              Accounting Officer)




Date:  August 14, 1998

                           INDEX TO EXHIBITS

Exhibits

10.1 Real Estate Purchase Agreement and Escrow Instructions between Southfork Partnership and Northfork Communities

27        Financial Data Schedule.