Form 10-Q
period 1998-09-30
HOMEFED CORP
filed 1998-11-16
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

                                    OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to __________

                      Commission file number 1-10153

                           HOMEFED CORPORATION
         -------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                   Delaware                               33-0304982
        ---------------------------------         ---------------------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

                529 East South Temple, Salt Lake City, Utah 84102
        ---------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                 (801) 521-1066
        ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                       N/A
        --------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---       ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X    No
     ---       ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 9, 1998, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HomeFed Corporation and Subsidiaries
                      Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997
               (Dollars in thousands, except par value)
             --------------------------------------------

                                                    September 30,        December 31,
                                                        1998                1997
                                                   ---------------     ---------------
                                                     (Unaudited)
ASSETS

Land and real estate held for development          $         5,886     $         9,964
Cash and cash equivalents                                   11,286               4,195
Restricted cash                                              1,126               1,073
Investments                                                     78                  75
Deposits and other assets                                      456                 462
                                                   ---------------     ---------------
TOTAL                                              $        18,832     $        15,769
                                                   ===============     ===============

LIABILITIES

Note payable to Leucadia Financial Corporation     $        19,545     $        26,085
Accounts payable and accrued liabilities                       506                 423
                                                   ---------------     ---------------
    Total liabilities                                       20,051              26,508
                                                   ---------------     ---------------

COMMON STOCK SUBSCRIPTION

Advance under common stock subscription from
   Leucadia Shareholders' Trust                              5,000                   -
                                                   ---------------     ---------------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value;
 100,000,000 shares authorized;
 10,000,000 shares outstanding                                 100                 100
Additional paid-in capital                                 346,919             339,904
Accumulated deficit                                       (353,238)           (350,743)
                                                   ---------------     ---------------
    Total stockholders' deficit                             (6,219)            (10,739)
                                                   ---------------     ---------------
TOTAL                                              $        18,832     $        15,769
                                                   ===============     ===============



See notes to interim consolidated financial statements.

                 HomeFed Corporation and Subsidiaries
                 Consolidated Statements of Operations
           For the periods ended September 30, 1998 and 1997
            (Dollars in thousands, except per share amounts)
                               (Unaudited)
          ----------------------------------------------------


                                               For the Three                 For the Nine
                                            Month Period Ended            Month Period Ended
                                               September 30,                 September 30,
                                         -------------------------     -------------------------

                                            1998           1997           1998           1997
                                         ----------     ----------     ----------     ----------
Sales of residential properties          $    3,969     $    1,841     $    4,860     $    3,120
Cost of sales                                 3,840          1,877          4,734          3,152
                                         ----------     ----------     ----------     ----------
Gross profit (loss)                             129            (36)           126            (32)
Interest expense relating to Leucadia
  Financial Corporation                         684            766          2,236          2,208
General and administrative expenses             262            128            567            459
Management fees to Leucadia Financial
  Corporation                                    14             17             44             63
                                         ----------     ----------     ----------     ----------
Loss from operations                           (831)          (947)        (2,721)        (2,762)
Other income - net                              117             56            251            133
                                         ----------     ----------     ----------     ----------
Loss before income taxes                       (714)          (891)        (2,470)        (2,629)
Income tax expense                               (8)            (9)           (25)           (29)
                                         ----------     ----------     ----------     ----------
Net loss                                 $     (722)    $     (900)    $   (2,495)    $   (2,658)
                                         ==========     ==========     ==========     ==========

Basic loss per common share:             $    (0.07)    $    (0.09)    $    (0.25)    $    (0.27)
                                         ==========     ==========     ==========     ==========

Diluted loss per common share:           $    (0.07)    $    (0.09)    $    (0.25)    $    (0.27)
                                         ==========     ==========     ==========     ==========


See notes to interim consolidated financial statements.

                       HomeFed Corporation and Subsidiaries
            Consolidated Statements of Changes in Stockholders' Deficit
               For the nine months ended September 30, 1998 and 1997
                               (Dollars in thousands)
                                     (Unaudited)
            ___________________________________________________________

                              Common
                               Stock        Additional                       Total
                             $.01 Par         Paid-In      Accumulated   Stockholders'
                               Value          Capital        Deficit        Deficit
                             ----------     ----------     ----------     ----------
Balance, January 1, 1997     $      100     $  339,904     $ (347,166)    $   (7,162)
   Net loss                                                    (2,658)        (2,658)
                             ----------     ----------     ----------     ----------
Balance, September 30, 1997  $      100     $  339,904     $ (349,824)    $   (9,820)
                             ==========     ==========     ==========     ==========


Balance, January 1, 1998     $      100     $  339,904     $ (350,743)    $  (10,739)
   Contribution of capital
   resulting from restruc-
   turing of note payable to
   Leucadia Financial
   Corporation                                   7,015                         7,015
   Net loss                                                    (2,495)        (2,495)
                             ----------     ----------     ----------     ----------
Balance, September 30, 1998  $      100     $  346,919     $ (353,238)    $   (6,219)
                             ==========     ==========     ==========     ==========



See notes to interim consolidated financial statements.

                        HomeFed Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows
                For the nine months ended September 30, 1998 and 1997
                                (Dollars in thousands)
                                      (Unaudited)
                     ____________________________________________

                                                           1998           1997
                                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $   (2,495)    $   (2,658)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Accrued interest added to note payable to
       Leucadia Financial Corporation                          475          2,208
     Changes in operating assets and liabilities:
         Land and real estate held for development           4,078          2,862
         Deposits and other assets                               6            120
         Accounts payable and accrued liabilities               83           (241)
     Decrease (increase) in restricted cash                    (53)            13
                                                        ----------     ----------
       Net cash provided by operating activities             2,094          2,304
                                                        ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in investments                                         (3)            (3)
                                                        ----------     ----------
       Net cash used in investing activities                    (3)            (3)
                                                        ----------     ----------
CASH FLOW FROM FINANCING ACTIVITIES:

Advance under common stock subscription from
  Leucadia Shareholders' Trust                               5,000              -
                                                        ----------     ----------
       Net cash provided by financing activities             5,000              -
                                                        ----------     ----------
Net increase in cash                                         7,091          2,301

Cash and cash equivalents, beginning of period               4,195          1,809
                                                        ----------     ----------
Cash and cash equivalents, end of period                $   11,286     $    4,110
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

2. Chapter 11 Bankruptcy and Plan of Reorganization.  On July 3,
    1995, the Company emerged from Chapter 11 Bankruptcy protection pursuant to its court approved plan of reorganization (the "Plan"). The Plan was principally funded by a $20,000,000 convertible note issued to Leucadia Financial Corporation ("LFC"), an indirect wholly-owned subsidiary of Leucadia National Corporation
    ("Leucadia") and by LFC's purchase of 2,700,000 newly issued $.01 par value common shares ("Common Stock") of the Company for $810,000.

    Also under the Plan, general unsecured creditors, principally the holders of the Company's convertible subordinated debentures, received 1,500,000 shares of Common Stock valued by the Bankruptcy Court at $.30 per share; LFC, as the largest debenture holder, received 1,417,986 of the 1,500,000 shares. As a result of shares received as a general unsecured creditor and shares purchased as described above, LFC owned approximately 41.2% of the Company's Common Stock through August 14, 1998. On August 14, 1998, LFC transferred its shares to Leucadia; on the same date, Leucadia transferred ownership of the shares to a trust for the benefit of those persons who were Leucadia's shareholders as of August 25, 1998 ("the LUK Trust").

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

    Diluted loss per share of Common Stock was calculated as described above. The number of shares used to calculate diluted loss per share was 10,000,000 for the periods ended September 30, 1998 and 1997. The calculation of diluted loss per share does not include Common Stock equivalents of 45,351,015 and 54,400,000, for the three-month periods ended September 30, 1998 and 1997, respectively, and 51,350,525 and 53,441,352, for the nine-month periods ended September 30, 1998 and 1997, respectively, which are antidilutive.

4. Related Party Transactions.

          (a) Amended Loan Agreement. As of August 14, 1998, the Company and LFC entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the Company's outstanding 12% Secured Convertible Note due 2003 ("Original Note") held by LFC. The restructured note, dated August 14, 1998 (the "Restructured Note"), has a principal amount of approximately $26,462,380 (reflecting the original $20,000,000 principal balance of the Original Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Original Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Original Note. Interest only on the Restructured
   Note is paid quarterly and all unpaid principal is due on the maturity date. During the nine months ended September 30, 1998, the Company paid to LFC approximately $1,761,000 in interest on the Original Note and the Restructured Note. Also during this period, interest of approximately $377,000 was not paid and was added to the principal balance of the Original Note, and interest of approximately $98,000 was not paid and was added to the principal balance of the Restructured Note.

   As a result of the restructuring of the Original Note, the Restructured Note was recorded at fair value and the approximate $7,015,000 difference between such amount and the carrying value of the Original Note was reflected as additional paid-in capital. The $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Original Note will be amortized over the term of the Restructured Note using the interest method.

          (b) Stock Purchase Agreements. As of August 14, 1998, the Company entered into a Stock Purchase Agreement (the "August Stock Purchase Agreement") with Leucadia, pursuant to which the Company agreed to sell 37,056,112 additional shares of its Common Stock to Leucadia to increase Leucadia's interest to 87.5% for an aggregate purchase price of $6,670,000. Upon the signing of the August Stock Purchase Agreement, Leucadia advanced to the Company $5,000,000 of the total purchase price and assigned the August Stock Purchase Agreement to the LUK Trust. The advanced portion of the purchase price is refundable to the LUK Trust in the event the closing of the August Stock Purchase Agreement does not occur. The August Stock Purchase Agreement provides that the balance of the purchase price will be paid at the closing and that the closing will occur on or after July 5, 1999, subject to the satisfaction of certain conditions.

   As of October 20, 1998, the Company entered into a second Stock Purchase Agreement with Leucadia (the "October Stock Purchase Agreement"), pursuant to which the Company agreed to sell 9,501,714 additional shares of Common Stock to Leucadia for an aggregate purchase price of $1,710,300 to increase Leucadia's and the LUK Trust's aggregate interest to 89.6%, subject to certain adjustments, and Leucadia advanced the $1,710,300 to the Company. Leucadia has assigned the October Stock Purchase Agreement to the LUK Trust. If the closing of the October Stock Purchase Agreement does not occur, the $1,710,300 advance is refundable to the LUK Trust. The October Stock Purchase Agreement provides that the closing will occur on or after July 5, 1999, subject to the satisfaction of certain conditions.

          (c) Development Agreement. As of August 14, 1998, the Company entered into a Development Management Agreement
   ("Development Agreement") with an indirect subsidiary of Leucadia that owns certain real property located in the City of San Marcos, County of San Diego, California, to develop a master-planned residential project on such property. The project, known as San Elijo Hills, is intended to be developed into a community of approximately 3,400 homes over the next ten years. The Development Agreement provides that the Company will act as the development manager with responsibility for the overall management of the project, including arranging financing for the project, marketing and sales activity, and acting as the construction manager. The Development Agreement provides for the Company to receive a profit participation, after providing for certain obligations relating to the project, and fee income for project management and marketing services based on the revenues derived from the project.

    (d)   Otay Land Company, LLC.  As of October 14, 1998, the
    Company and Leucadia formed Otay Land Company, LLC ("Otay Land

    Company"). The Company contributed $10,000,000 as capital and Leucadia contributed $10,000,000 as a preferred interest. The Company will act as the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land which is part of a 25,000 acre project located south of San Diego, California, known as Otay Ranch.

    All proceeds raised by Otay Land Company shall be distributed to the Company and Leucadia in the following order of priority: (i) to pay Leucadia an annual minimum cumulative preferred return of 10% on all preferred capital contributed by Leucadia; (ii) to pay Leucadia an annual cumulative preferred return of 2% on all preferred capital provided by Leucadia, but payable only out of and to the extent there are profits; (iii) to repay all preferred capital provided by Leucadia; and (iv) any remaining funds are to be distributed to the remaining members in accordance with their capital accounts.

         (e) Administrative Services Agreement. Pursuant to an Administrative Services Agreement dated March 1, 1996, as amended (the "Administrative Services Agreement"), LFC provides administrative services to the Company for an annual fee, payable in monthly installments. The Administrative Services Agreement provides that LFC and the Company will negotiate in good faith to determine such annual fee. The Company and LFC have agreed that the fee to be paid to LFC for the one year periods beginning March 1, 1997 and 1998 will be $68,274 and $56,101, respectively. The Administrative Services Agreement will terminate on March 1, 1999; provided, however, that LFC may terminate the Administrative Services Agreement prior to March 1, 1999, upon 30 days written notice, if the Company and LFC are unable to reach an agreement regarding the compensation to be paid to LFC for any period.

         (f) Silverwood Project. On February 27, 1998, the Company purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


    The purpose of this section is to discuss and analyze the consolidated financial condition, liquidity and capital resources and results of operations of Homefed Corporation (the "Company"). This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 10-K.

General

    The Company is a holding company primarily engaged in the investment in and development of residential real estate projects. Previously, the Company has been engaged in real estate projects in Northern California, through its wholly-owned subsidiaries HomeFed Communities, Inc. and HomeFed Resources Corporation, which have entered into contracts with local builders and developers to provide construction, marketing and management services. As discussed below, in the third and fourth quarters of 1998 the Company entered into new real estate projects in Southern California.

    As of August 14, 1998, the Company entered into a Development Management Agreement ("Development Agreement") with an indirect subsidiary of Leucadia that owns certain real property located in the City of San Marcos, County of San Diego, California, to develop a master-planned residential project on such property. The project, known as San Elijo Hills, is intended to be developed into a community of approximately 3,400 homes over the next ten years.
The Development Agreement provides that the Company will act as the development manager with responsibility for the overall management of the project, including arranging financing for the project, marketing and sales activity, and acting as the construction manager. The Development Agreement provides for the Company to receive a profit participation, after providing for certain obligations relating to the project, and fee income for project management and marketing services based on the revenues derived from the project.

    As of October 14, 1998, the Company and Leucadia formed Otay Land Company, LLC ("Otay Land Company"); the Company will act as its manager. Otay Land Company has acquired approximately 4,800 acres of land which is part of a 25,000 acre project located south of San Diego, California, known as Otay Ranch.

Liquidity and Capital Resources

      For the nine-month period ended September 30, 1998, net cash was provided by operating activities, principally from sales of residential properties.

      As of August 14, 1998, the Company and LFC entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC amended the original Loan Agreement dated July 3, 1995 and restructured the Company's outstanding 12% Secured Convertible Note due 2003 ("Original Note") held by LFC. The restructured note, dated August 14, 1998 (the "Restructured Note"), is in the principal amount of approximately $26,462,380 (reflecting the original $20,000,000 principal balance of the Original Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Original Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Original Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the date of maturity. During the nine months ended September 30, 1998, the Company paid to LFC approximately $1,761,000 in interest on the Original Note and the Restructured Note. Also during this period, interest of approximately $377,000 was not paid and was added to the principal balance of the Original Note and interest of approximately $98,000 was not paid and was added to the principal balance of the Restructured Note.

    As more fully described in the 1997 10-K, in October 1996 the Company granted options to The Forecast Group (Registered Trade
Name), L.P. ("The Forecast Group") to purchase certain lots at the Paradise Valley project for a total purchase price of $5,781,950. The option with respect to 81 of these lots (the "Unit 4 Option") and the option with respect to the remaining 75 lots (the "Unit 3 Option") became exercisable in 1997. The Unit 3 Option was not exercised and expired on May 1,1998. The unexercised portion of the Unit 4 Option, which covers 20 lots, expires on December 7, 1998.

    If exercised in its entirety, the Company would receive an aggregate of $3,610,656, less closing costs, pursuant to the sales of the lots covered by the Unit 4 Option. As of September 30, 1998, the Company received $2,719,136, less closing costs, for the sale of 61 lots covered by the Unit 4 Option. If the remainder of the Unit 4 Option is exercised, 20 lots would be sold for $891,520, less closing costs, on December 7, 1998. It is uncertain whether the remainder of the Unit 4 Option will be exercised.

    The Company has accepted a purchase offer for the 75 lots previously covered by the Unit 3 Option. This offer is subject to certain conditions, including the performance of due diligence by the purchaser. While the Company anticipates that these conditions will be satisfied and that the property will be sold during the fourth quarter of 1998 for approximately $2,250,000, less closing costs, there can be no assurance that the closing will occur.

    On February 27, 1998, the Company purchased 19 lots at the
Silverwood project from LFC for a purchase price of $500,000.

    On July 31, 1998, the Company sold its entire 97 lot interest in the Silverwood project to Southfork Partnership ("Southfork") for $3,033,000, less closing costs. As a result of this sale, Southfork also assumed the Company's liability to two California school districts under cost sharing agreements.

    As of August 14, 1998, the Company entered into a Stock
Purchase Agreement (the "August Stock Purchase Agreement") with Leucadia, pursuant to which the Company agreed to sell 37,056,112 additional shares of its Common Stock to Leucadia to increase Leucadia's interest to 87.5% for an aggregate purchase price of $6,670,000. Upon the signing of the August Stock Purchase Agreement, Leucadia advanced to the Company $5,000,000 of the total purchase price and assigned the August Stock Purchase Agreement to the LUK
Trust. The advanced portion of the purchase price is refundable to the LUK Trust in the event the closing of the August Stock
Purchase Agreement does not occur. The August Stock Purchase
Agreement provides that the balance of the purchase price will be paid at the closing and that the closing will occur on or after July 5, 1999, subject to the satisfaction of certain conditions.

    As of October 20, 1998, the Company entered into a second Stock Purchase Agreement with Leucadia (the "October Stock Purchase Agreement"), pursuant to which the Company agreed to sell
9,501,714 additional shares of Common Stock to Leucadia for an aggregate purchase price of $1,710,300 to increase Leucadia's and the LUK Trust's aggregate interest to 89.6%, subject to certain adjustments, and Leucadia advanced the $1,710,300 to the Company. Leucadia has assigned the October Stock Purchase Agreement to the LUK Trust. If the closing of the October
Stock Purchase Agreement does not occur, the $1,710,300 advance is refundable to the LUK Trust. The October Stock Purchase Agreement provides that the closing will occur on or after July
5, 1999, subject to the satisfaction of certain conditions.

    As of October 14, 1998, the Company and Leucadia formed
Otay Land Company, LLC   The Company contributed $10,000,000
as capital and Leucadia contributed $10,000,000 as a preferred interest. The Company will act as the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land which is part of a 25,000 acre project located south of San Diego, California, known as Otay Ranch.

    All proceeds raised by Otay Land Company shall be distributed to the Company and Leucadia in the following order of priority:
(i) to pay Leucadia an annual minimum cumulative preferred return of 10% on all preferred capital contributed by Leucadia; (ii) to pay Leucadia an annual cumulative preferred return of 2% on all preferred capital provided by Leucadia, but payable only out of and to the extent there are profits; (iii) to repay all preferred capital provided by Leucadia; and (iv) any remaining funds are to be distributed to the remaining members in accordance with their capital accounts.

Results of Operations

    Sales of residential properties increased in the three and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, as a result of the sale of the Company's interest in the Silverwood project during 1998.

    The increase of cost of sales in the three and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, reflects the increased level of sales and value of land sold. Gross profit percentages reflect the mix of residential properties sold.

    Interest expense reflects the interest due on the Original Note and the Restructured Note to LFC of approximately $684,000 and $2,236,000 for the three and nine-month periods ended September 30, 1998, respectively, of which approximately $1,761,000 was paid by the Company and approximately $377,000 was not paid and was added to the principal balance of the Original Note, and interest of approximately $98,000 was not paid and was added to the principal balance of the Restructured Note. Interest expense for the three and nine-month periods ended September 30, 1997 reflects the interest due on the Original Note to LFC of approximately $766,000 and $2,208,000, respectively, which was not paid and was added to the principal balance of the Original Note.

    General and administrative expenses increased in the three and nine-month periods ended September 30, 1998 as a result of the Company's increased operating activities in connection with the San Elijo Hills project.

    Income tax expense for all periods presented principally relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

The Year 2000 Issue

    The Company believes that it will not incur any material additional expenses to modify computer hardware or software due to the upcoming change in the century. However, the year 2000 issue may affect other entities with which the Company transacts business. The Company is in the process of assessing whether third parties with whom it has material relationships are year 2000 compliant. At this time, the Company cannot predict the effect of the year 2000 issue on such entities.

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

                   PART II.  OTHER INFORMATION


Item 5.   Other Information

     If the Company does not receive notice at its principal office on or before February 19, 1999 of a stockholder proposal for consideration at the 1999 Annual Meeting of Stockholders, the proxies named by the Company's Board of Directors with respect to that meeting shall have discretionary voting authority with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K


    (a)  The following exhibits are filed with this report.

         10.1  Stock Purchase Agreement dated as of October 20,
               1998 between the Company and Leucadia National
               Corporation

         10.2  Amended and Restated Limited Liability Company
               Agreement of Otay Land Company, LLC, dated as of
               October 14, 1998, between the Company and Leucadia
               National Corporation

         27    Financial Data Schedule


    (b) A current report on Form 8-K was filed on August 28, 1998 to report Item--1 Changes in Control of Registrant, and Item--5 Other Events.

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



                               HOMEFED CORPORATION




                                /s/ Corinne A. Maki
                             -------------------------------
                             CORINNE A. MAKI, Treasurer
                             (Authorized Signatory and
                              Principal Financial and
                              Accounting Officer)




Date:  November 16, 1998

                        INDEX TO EXHIBITS

Exhibits

10.1 Stock Purchase Agreement dated as of October 20, 1998 between the Company and Leucadia National Corporation.

10.2 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of October 14, 1998, between the Company and Leucadia National Corporation.

27        Financial Data Schedule.