Form 10-K405
period 1998-12-31
HOMEFED CORP
filed 1999-03-31
CIK 833795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 1-10153

                               HOMEFED CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                      33-0304982
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                                1903 WRIGHT PLACE
                                    SUITE 220
                           CARLSBAD, CALIFORNIA 92008
                                 (760) 918-8200
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)


        Securities registered pursuant to Section 12(b) of the Act: NONE.


           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of March 24, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $367,322 on that date.

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

As of March 26, 1999, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

NYFS04...:\30\76830\0194\1901\FRM2119B.33L

                                    PART I

Item 1. Business.

                                  THE COMPANY

INTRODUCTION

      HomeFed Corporation ("HomeFed" or the "Company") was incorporated in Delaware in 1988. The Company is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. The principal executive office of the Company is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.

      In 1992, the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company emerged from bankruptcy in 1995 pursuant to a plan of reorganization (the "Plan"). Leucadia Financial Corporation ("LFC"), an indirect wholly-owned subsidiary of Leucadia National Corporation ("Leucadia"), principally funded the Plan by purchasing a $20,000,000 principal amount, 12% secured convertible note due 2003 (the "Convertible Note") and 2,700,000 shares of newly issued common stock, par value $.01 per share ("Common Stock") of the Company. In addition, LFC received 1,417,986 shares of Common Stock of the Company under the Plan. These shares, together with the shares LFC purchased, constituted 41.2% of the issued and outstanding Common Stock of the Company following the bankruptcy.

      In August and October 1998, in connection with the execution of a Development Management Agreement and the restructuring of the Convertible Note (each as described in more detail below), Leucadia entered into agreements to purchase, on or after July 5, 1999, an additional 46,557,826 shares of Common Stock for aggregate consideration of $8,380,000. In 1998, Leucadia irrevocably transferred all of the Common Stock that it beneficially owned, together with the stock purchase agreements, to a trust (the "Leucadia Trust") formed for the benefit of Leucadia shareholders of record as of August 25, 1998 (the "Trust Beneficiaries"). The Leucadia Trust currently holds the 41.2% of the Company's issued and outstanding Common Stock that LFC acquired under the Plan, together with the stock purchase agreements. Upon consummation of the purchases under these stock purchase agreements, the Leucadia Trust will beneficially own 89.6% of the issued and outstanding Common Stock of the Company. Pursuant to the terms of the agreement governing the Leucadia Trust, the Leucadia Trust will terminate on the earlier of: (i) the date when all of the Company's Common Stock and any rights remaining under the stock purchase agreements have been distributed to the Trust Beneficiaries or (ii) December 31, 2001. The Company has been advised that, as promptly as practicable following the purchase of Common Stock under the two stock purchase agreements and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission, the Leucadia Trust intends to distribute to its beneficial holders all of the Company's Common Stock then owned by the Leucadia Trust.

CURRENT DEVELOPMENT PROJECTS

      The Company has been involved in the development of California real estate since its inception. After emerging from bankruptcy, the Company was engaged primarily in selling developed and undeveloped lots in bulk to homebuilders in two development projects: Paradise Valley, which is described below, and Silverwood, a 135 acre development project located in the Granite Bay area of greater Sacramento, California. Substantially all of the Company's development interests in Silverwood were sold in July 1998 for approximately $3,033,000, less closing costs.

Paradise Valley

      Paradise Valley is a community located in Solano County in the northeast portion of the City of Fairfield, California. The Company originally owned approximately one-third of this project, with the balance of the project being owned by three unrelated development companies. The Company's holdings originally included 84 acres planned for four detached single-family residential sites, three clustered housing development sites and a school site. The Company built and sold 36 residential homes on two of the detached single-family residential sites from 1995 to 1997. For the remaining single family residential sites, the Company changed its marketing strategy, discontinued its home building program and focused on selling both improved and unimproved lots in bulk.

      From 1996 to 1998, the Company sold 205 improved lots on the detached single family residential sites at the Paradise Valley project for aggregate cash consideration of approximately $8,927,000. Of such amount, sales of 61 lots closed in 1998 for aggregate consideration of $2,719,000, less closing costs. On February 23, 1999, the Company sold the remaining 75 lots at the Paradise Valley project (all of which were unimproved) for consideration of approximately $2,250,000, less closing costs. The Company has continuing obligations at Paradise Valley with respect to certain warranty liabilities and the completion of a recreational facility that will become the property of the Paradise Valley Homeowners' Association.

      The Company continues to own the clustered housing development and school site at the Paradise Valley project. The Company is discussing with governmental authorities the possibility of changing the project's entitlements to permit development for uses other than clustered housing. Once the Company concludes these discussions, it will determine how best to market these sites for sale, either as clustered housing, or as permitted under any amended entitlements that may be received. The school site (which is subject to a purchase option held by the local school district) and the clustered housing development sites have a combined book value at December 31, 1998 of approximately $4,636,000.

MASTER-PLANNED COMMUNITIES

      In 1998, the Company entered into the largest development projects in which it has been involved since emerging from bankruptcy which are its first projects involving development of master-planned communities: San Elijo Hills, for which the Company is the development manager, and a portion of Otay Ranch, in which the Company has an equity interest and for which it is the development manager.

San Elijo Hills

      In August 1998, the Company entered into a Development Management Agreement (the "Development Agreement") with San Elijo Hills Development Company, LLC, an indirect subsidiary of Leucadia that owns certain real property located in the City of San Marcos, in San Diego County, California. Pursuant to the Development Agreement, this project, which is known as San Elijo Hills, will be a master-planned community of approximately 3,400 homes and apartments as well as commercial properties expected to be completed during the course of the next ten years. Subject to recertification and judicial confirmation of the San Elijo Ranch environmental impact report, San Elijo Hills is fully entitled and the project is currently under development. The Company is the development manager of this project with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The Development Agreement provides that the Company will participate in the net profits of the project (as determined under the Development Agreement), and that the Company will receive fees for the project management and marketing services it is to provide, based on the revenues of the project. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

      The first six neighborhoods, consisting of approximately 735 residential sites, have been presented for sale. The Company has entered into agreements with different builders to sell four of these neighborhoods, encompassing approximately 470 lots, for aggregate consideration of approximately $71,500,000 subject to the completion of satisfactory due diligence by the prospective buyers. The prospective buyers have deposited an aggregate of $2,575,000 into escrow, $2,375,000 of which is non-refundable assuming the lots are delivered as agreed to. While the Company expects that the sale of some of these neighborhoods will close during 1999, no assurances can be given that any of these sales will actually occur.

Otay Ranch

      On October 14, 1998, the Company and Leucadia formed Otay Land Company, LLC (the "Otay Land Company") for the purpose of purchasing 4,800 acres of land located within the 22,900 acre Otay Ranch planning area south of San Diego, California. Otay Land Company acquired this land for approximately $19,500,000. The Company contributed $10,000,000 as capital and Leucadia contributed $10,000,000 as a preferred capital interest; the Company will act as development manager of this project.

      The General Development Plan for the 22,900 acre project, which has been approved by the City of Chula Vista and the County of San Diego, includes approximately 27,000 home sites, a golf-oriented resort and residential community, commercial retail centers, a 700 acre proposed university site and a network of infrastructure including roads and highways, a rail transportation system, park systems and schools. Of the 4,800 acres owned by the Otay Land Company, 3,600 acres of non-contiguous land are zoned as various qualities of "open space mitigation land." A market for this type of land is created by a variety of needs including the requirement that 1.2 acres of such land be set aside for each acre developed. The Otay Land Company continues to evaluate how best to maximize the value of this investment.

      Master-planned communities are long-term projects generally requiring substantial investments of time and capital resources. These communities generally require significant amounts of time from initial planning and entitlement proceedings to the closing of the first sale of a finished homesite or a completed home.

      For each master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities as well as open space. Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," must be obtained before development and construction may commence. In California, obtaining the necessary entitlements for large residential developments and master-planned communities is an extended process, which can involve a number of different governmental jurisdictions and agencies, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project. In addition, as a precondition to receipt of development or building related permits, master-planned communities are required in California to pay impact and capacity fees, or to otherwise satisfy mitigation requirements, based on governmental assessment of the effects of their projects on existing communities, including such things as infrastructure, transportation, waste disposal, education and air quality of the communities.

      The land development process for a master-planned community entails a range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots. The developer arranges for the design and the construction and installation by contractors and subcontractors of the infrastructure in its master-planned communities. The development process results in graded construction sites for homes or other facilities. In its master-planned communities, the Company will coordinate home construction with commercial development and installation of parks and recreational facilities. In this process, the Company may contract with third parties to develop commercial zones, public areas and recreational amenities, which may include shopping centers, schools, libraries, community centers, parks, golf courses and other essential facilities. It is the policy of the Company to retain control over the location and character of non-residential properties, such as shopping centers and recreational facilities, within its master-planned communities. The Company will develop its communities in phases to allow the Company flexibility to sell finished lots to suit market conditions and to enable it to create stable and attractive neighborhoods. Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction.

Competition

      Real estate development is a highly competitive business. There are numerous residential real estate developers and development projects operating in the same geographic area in which the Company operates. Competition among real estate developers and development projects is determined by the location of the real estate, the market appeal of the development master plan, and the developer's ability to build, market and deliver project segments on a timely basis. Residential developers sell to homebuilders, who compete based on location, price, market segmentation, product design and reputation.

Government Regulation

      The residential real estate development industry is subject to increasing environmental, building, zoning and real estate regulations that are imposed by various federal, state and local authorities. In developing a community, the Company must obtain the approval of numerous governmental agencies regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes. Regulations affect homebuilding by specifying, among other things, the type and quality of building material that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential home buyers. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.

      Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals. Delays could adversely affect the Company's ability to complete its projects, significantly increase the costs of doing so or drive potential customers to purchase competitors' products.

Environmental Compliance

      Environmental laws may cause the Company to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of the Company's development projects. To date, environmental laws have not had a material adverse effect on the Company, and management is not currently aware of any environmental compliance matters that would have a material adverse effect on the Company. Delays arising from compliance with environmental laws and regulations could adversely affect the Company's ability to complete its projects, significantly increase the costs of doing so or drive potential customers to purchase competitors' products.

Administrative Services; Employees

      Certain of the Company's administrative services and managerial support are provided to the Company by LFC pursuant to an administrative services agreement. Pursuant to this agreement, LFC provides the services of Paul J. Borden, the Company's President, and Corinne A. Maki, the Company's Treasurer and Secretary. Mr. Borden and Ms. Maki each are officers of LFC and Leucadia. Administrative fees paid to LFC in 1998 aggregated $138,000. The current administrative services agreement extends through February 28, 2002 and provides for compensation (payable monthly) at an annual rate of $296,101 through February 29,

2000. The agreement provides that the administrative fee payable to LFC for subsequent annual periods commencing March 1 of a year shall be negotiated in good faith by the Company and LFC.


Item 2.  Properties.

      See Item 1 - "Business -- Current Development Projects" and "-- Master Planned Communities" for a description of the Company's real estate development projects.

      The Company's executive offices are located at 1903 Wright Place, Suite 220, Carlsbad, California 92008 in an office building occupied and leased by a subsidiary of Leucadia.


Item 3.  Legal Proceedings.

      The Company is not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to the Company's consolidated financial position.


Item 10.  Executive Officers of the Registrant.

      As of March 24, 1999, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

 Name                  Age         Position with the Company   Office Held Since
 ----                  ---         -------------------------   -----------------

Paul J. Borden         50          President                     1998

Corinne A. Maki        42          Treasurer                     1995
                                   and Secretary

Curt R. Noland         42          Vice President                1998

      The officers serve at the pleasure of the Board of Directors of the Company.

      The recent business experience of the Company's executive officers is summarized as follows:

      Paul J. Borden. Mr. Borden has served as a Director and President of the Company since May 1998. Mr. Borden has been a Vice President of Leucadia since August 8, 1988, responsible for overseeing many of Leucadia's real estate investments. Mr. Borden has also served as a Vice President of LFC.

      Corinne A. Maki. Ms. Maki, a certified public accountant, has served as Treasurer of the Company since February 1995. Ms. Maki has also served as Secretary of the Company since February 1998 and prior thereto had served as an Assistant Secretary of the Company since August 1995. Ms. Maki has also been a Vice President of LFC, holding the offices of Controller, Assistant Secretary and Treasurer, since October 1992. Ms. Maki has been employed by Leucadia since December 1991.

      Curt R. Noland. Mr. Noland has served as Vice President of the Company since October 1998. He spent the last 19 years in the land development industry in San Diego County, as a design consultant, merchant builder, as well as master developer. Immediately prior to joining the Company, and since November 1997, he was Director of Development at San Elijo Hills. Prior to his employment by San Elijo Hills, Mr. Noland spent eight years on the development team for Aviara, a 1,000 acre master-planned resort community in Carlsbad, California. Mr. Noland has degrees in civil engineering (BSCE) and business administration (MBA) from San Diego State University. He also holds licenses as a Civil Engineer and Real Estate Broker.


                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

      The following table sets forth certain information concerning the market price of the Company's Common Stock for each quarterly period within the two most recent fiscal years.


                                       High          Low
                                       ----          ---
Year ended December 31, 1997
  First Quarter                     $  .50      $  .03125
  Second Quarter                       .375        .0625
  Third Quarter                        .375        .0625
  Fourth Quarter                       .375        .0625

Year ended December 31, 1998
  First Quarter                     $  .3125    $  .0625
  Second Quarter                       .3125       .03125
  Third Quarter                        .3125       .01
  Fourth Quarter                       .4375       .03125


      The Company's Common Stock is traded in the over-the-counter market. The Company's Common Stock is not listed on any stock exchange, and price information for the Common Stock is not regularly quoted on any automated quotation system. The prices above are based on bid quotations, as published by the National Association of Securities Dealers OTC Bulletin Board Service, and represent interdealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 24, 1999, the bid price for the Company's Common Stock, was $.0625 per share. As of this date, there were approximately 10,400 stockholders of record. The Company did not declare dividends on its Common Stock during 1997 or 1998 and it does not anticipate that it will pay dividends for the foreseeable future.

      The Company's Common Stock does not currently meet the minimum requirements for listing on a national securities exchange or inclusion in the Nasdaq Stock Market. If the Company's Common Stock becomes eligible to be listed or included in the Nasdaq Stock Market, the Company will consider its alternatives with respect to the trading market for the Company's Common Stock.

      The transfer agent for the Company's Common Stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

Item 6.  Selected Financial Data.

      The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7 of this Report.

                                                                             YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                        1998           1997          1996           1995         1994
                                                        ----           ----          ----           ----         ----
                                                                   (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
 Sales of residential and commercial properties      $ 5,752        $  4,011      $  8,988       $  9,422      $ 4,484
 Gross profit (loss)                                      38             (37)         (464)           426           66
 Interest expense                                      2,828           2,997         3,063          1,458           --
 Loss from operations                                 (4,545)         (3,864)       (6,424)        (2,435)      (3,020)
 Reorganization items-expense                              -               -             -         (1,924)      (1,424)
 Loss before extraordinary item                       (4,273)         (3,577)       (6,297)        (4,161)      (4,294)
 Extraordinary item:
      Extinguishment of debt - bankruptcy                  -               -             -        108,881            -
 Net earnings (loss)                                  (4,273)         (3,577)       (6,297)       104,720       (4,294)
 Per share:
 Basic earnings (loss) per common share:
      Loss before extraordinary item                $  (0.43)      $   (0.36)    $   (0.63)     $   (0.42)     $ (0.43)
      Extraordinary item                                   -               -             -          10.89            -
                                                    --------       ---------     ---------      ---------      -------

         Net earnings (loss)                        $  (0.43)      $   (0.36)    $   (0.63)     $   10.47      $ (0.43)
                                                    ========       =========     =========      =========      =======

 Diluted earnings (loss) per common share:
      Loss before extraordinary item                $  (0.43)      $   (0.36)    $   (0.63)     $   (0.09)     $ (0.43)
      Extraordinary item                                   -               -             -           3.35            -
                                                    --------       ---------     ---------      ---------      -------
         Net earnings (loss)                        $  (0.43)      $   (0.36)    $   (0.63)     $    3.26      $ (0.43)
                                                    ========       =========     =========      =========      =======



                                                                                AT DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                       1998            1997         1996            1995        1994
                                                       ----            ----         ----            ----        ----
                                                                  (In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
 Land and real estate held for development           $ 4,636        $  9,652     $  13,528      $  22,069     $ 21,139
 Total assets                                         19,251          15,457        17,091         26,851       23,387
 Notes payable to Leucadia Financial Corporation      19,736          26,085        23,877         26,996        1,199
 Other notes payable                                       -               -             -            126          173
 Stockholders' deficit                                (7,997)        (10,739)       (7,162)          (865)    (106,845)
 Shares outstanding                                   10,000          10,000        10,000         10,000       10,000
 Book value per common share                         $ (0.80)       $  (1.07)    $   (0.72)     $   (0.09)    $ (10.68)



      Basic earnings (loss) per common share and book value per common share were calculated assuming the 10,000,000 shares of Common Stock issued on July 3, 1995 were the only shares outstanding for all years presented. Book value per common share calculations based upon the pre-effective date outstanding shares are not meaningful.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

      For the years ended December 31, 1998, 1997 and 1996, net cash was provided by operating activities, principally from sales of real estate. The Company's principal sources of funds are dividends or borrowings from its subsidiaries, any fee income earned from the San Elijo Hills project and amounts receivable and advanced pursuant to the stock purchase agreements described herein. The Company is dependent upon the cash flow, if any, from the sale of real estate and management fees in order to pay its expenses, including debt service payments.

      The Company expects that its cash on hand, together with cash generated from lot sales and the remaining purchase price due pursuant to the August stock purchase agreement described below, will be sufficient to meet its cash flow needs for the foreseeable future. However, the Company's ability to fund the cost of providing services required under the Development Agreement after 1999 will depend significantly upon the receipt of fees under the Development Agreement as described below. If at any time in the future the Company's cash flow is insufficient to meet its then current cash requirements, the Company could sell real estate projects held for development or seek to borrow funds from an unaffiliated party. Any additional financing from an unaffiliated party cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain financing from sources other than LFC.

      In 1998, in connection with the execution of the Development Agreement and the restructuring of its Convertible Note and related loan agreement with LFC, the Company entered into agreements to sell additional Common Stock to Leucadia.

      In August 1998, the Company entered into the Development Agreement with a subsidiary of Leucadia. Pursuant to the Development Agreement, the Company will act as development manager of the San Elijo Hills project, a master-planned community of approximately 3,400 homes expected to be completed over the next ten years. As development manager, the Company is responsible for the overall management of the project, including arranging financing, coordinating marketing and sales activity, and acting as construction manager. The Development Agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing and management service fees, are based on a fixed percentage of gross revenues received in respect of the project and are expected to cover the Company's cost of providing these services. In addition, the Development Agreement provides for payment of a success fee under certain circumstances to the Company based on the net cash flow from the project (as determined in accordance with the Development Agreement), subject to a maximum success fee; the timing of the payment of any success fee prior to the conclusion of the project will be at the discretion of the project owner.

      In order to determine net cash flow for purposes of calculating the success fee, all cash expenditures of any nature whatsoever, including land development costs, current period operating costs, indebtedness either collateralized by the project (approximately $35,840,000 at December 31, 1998) or owed by the project's owner to Leucadia (approximately $33,104,000 at December 31, 1998) (collectively, "Indebtedness") will be deducted from total revenues received from the project. The Company is entitled to receive payments out of net cash flow, up to the aggregate amount of the Indebtedness, with the balance of the net cash flow (if any) to be paid equally to the Company and the project owner. There can be no assurance that the Company will receive any success fee for this project. The Company believes that any success fee that it may receive will be all of the net income the Company may earn as a result of its participation in the San Elijo Hills project pursuant to the Development Agreement.

      As of August 14, 1998, the Company and LFC entered into an Amended and Restated Loan Agreement, pursuant to which the original Convertible Note held by LFC and the related loan agreement were restructured. The restructured note, dated August 14, 1998 (the "Restructured Note"), is in the principal amount of approximately $26,462,000 (inclusive of additions to principal resulting from accrued and unpaid interest on the Convertible Note to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the date of maturity. During the year ended December 31, 1998, the Company paid to LFC approximately $2,162,000 in interest on the Convertible Note and the Restructured Note.

      In August and October 1998, the Company entered into two stock purchase agreements (the "Stock Purchase Agreements") with Leucadia, pursuant to which the Company agreed to sell an aggregate of 46,557,826 additional shares of its Common Stock to Leucadia for an aggregate purchase price of $8,380,000. In connection with the Stock Purchase Agreements, Leucadia advanced to the Company $6,710,000 of the total purchase price, which amount is refundable in the event the closing of the Stock Purchase Agreements do not occur. The Stock Purchase Agreements provide that the balance of the purchase price will be paid at the closing and that the closing will occur on or after July 5, 1999, subject to the satisfaction of certain conditions that the Company expects to be satisfied. In 1998, Leucadia assigned the Stock Purchase Agreements to the Leucadia Trust. Upon consummation of the Stock Purchase Agreements, the Leucadia Trust will own 89.6% of the Common Stock then outstanding. The Company has been advised that, as promptly as practicable following the purchase of Common Stock under the Stock Purchase Agreements and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission, the Leucadia Trust intends to distribute to its beneficial holders all of the Company's Common Stock owned by the Leucadia Trust. After giving effect to the stock purchases by the Leucadia Trust, the 5,882,014 shares of Common Stock held by the current stockholders of the Company (excluding the Leucadia Trust) will represent, in the aggregate, approximately 10.4% of the Common Stock to be outstanding. After the distribution of the Common Stock by the Leucadia Trust, Joseph S. Steinberg, a director of the Company and a director and President of Leucadia, and Ian M. Cumming, Chairman of the Board of Directors of Leucadia, will each beneficially own approximately 12.7% and 13.9%, respectively, of the Common Stock to be outstanding.

      In 1998 and 1997, the Company entered into agreements pursuant to which it sold 81 residential lots at the Paradise Valley project for $3,611,000, ($2,719,000 in 1998), less closing costs. In the first quarter of 1999, the Company entered into an agreement pursuant to which it sold the remaining 75 residential lots at the Paradise Valley project for $2,250,000, less closing costs. The Company has certain continuing obligations with respect to this project, including the obligation to construct a recreation center. The Company estimates that construction of the recreation center for the Paradise Valley Community will be completed at a cost of approximately $860,000. This obligation is collateralized by a $1 million collateralized letter of credit. The Company anticipates construction of the recreation center will begin in the second quarter of 1999.

      In connection with an indemnity agreement to a third party surety, a subsidiary of the Company is required to maintain either a minimum net worth of $5,000,000 and a minimum cash balance of $400,000 or provide an irrevocable letter of credit to such third party. Based upon current estimates, the amount of the letter of credit required to satisfy this obligation would be approximately $460,000. The Company has not elected to deliver this letter of credit, although it may choose to do so in the future if it determines that the minimum net worth requirement restricts its operating flexibility.

      On February 27, 1998, the Company purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000. On July 31, 1998, the Company sold its entire 97 lot interest in the Silverwood project to Southfork Partnership ("Southfork") for $3,033,000, less closing costs.

      As of October 14, 1998, the Company and Leucadia formed Otay Land Company, LLC ("Otay Land Company"). The Company invested $10,000,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. The Company will act as the manager of Otay Land Company. In 1998, Otay Land Company purchased approximately 4,800 acres of land that is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch for approximately $19,500,000. Distributions of net income from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be distributed to the Company.

      On February 2, 1999, one of the Company's consolidated partnerships placed approximately $197,000 on deposit with a financial institution in Salt Lake City, Utah to secure a standby letter of credit. The letter of credit was issued to guaranty the partnership's obligation to complete landscape, irrigation and fencing improvements at the Paradise Valley project.

      The Company has net operating loss carryforwards ("NOLs") available for federal income tax purposes of $266,245,000 and available NOLs for state income tax purposes of $32,305,000 as of December 31, 1998. If the Company is able to generate taxable income in the future, its NOLs could substantially reduce, but not eliminate, federal and state income tax payments that would otherwise be due.


RESULTS OF OPERATIONS

      Sales of residential properties increased in 1998 as compared to 1997 due to the sale of 97 lots in the Silverwood project in addition to the sale of 61 lots at the Paradise Valley project. Sales of residential properties decreased in 1997 as compared to 1996 due to the greater proportion of lot sales in 1997 (with only two residential home sales) compared to the greater proportion of home sales (new and trade) during 1996.

      Land and real estate held for development is carried at the lower of cost or fair value less costs to sell. The provision for losses for the years ended December 31, 1998, 1997 and 1996 reflect the Company's estimates to reduce the carrying value of real estate investments to fair value less costs to sell. As a result of recording write-downs of carrying values during each of the last three years, gross profit (loss) upon sale has been insignificant. Actual cost of sales recorded during these periods reflects the level of sales activity as well as prior provisions for losses.

      Interest expense for all years presented primarily reflects the interest due on the Restructured Note and Convertible Note to LFC, including interest of $377,000 for 1998, $2,208,000 for 1997 and $2,669,000 for 1996, which was not paid and was added to the principal balance of the Convertible Note. Interest expense for 1998 and 1997 also reflects interest of $2,162,000 and $789,000 respectively due on the Restructured Note and Convertible Note which was paid by the Company. Interest of $385,000 was also paid to LFC on a construction loan in 1996.

      The increase in general and administrative expenses in 1998 as compared to 1997 reflects approximately $618,000 of increased costs for operating expenses attributable to the San Elijo Hills project and Otay Ranch project, including opening an office in Carlsbad, California.

      The decrease in general and administrative expenses in 1997 compared to 1996 reflects reduced professional fees, insurance costs and selling expenses attributable to the Paradise Valley project, which was substantially completed in 1996.

      Income tax expense for all years presented principally relates to state franchise taxes. The Company has not recognized any income tax benefit for its operating losses in all years presented due to the uncertainty of sufficient future taxable income which is required in order to recognize such tax benefits.

YEAR 2000

      During 1998, the Company conducted a review of its computerized systems to determine how its systems would be affected by the Year 2000 issues. Additionally, the Company is assessing all material third parties with which the Company has material relationships to determine their compliance with Year 2000 issues. The Company is seeking confirmation that all such third parties are or will be Year 2000 compliant and expects such inquiry to be completed by the fourth quarter of 1999.

      To date the Company has not incurred any material expenses in its Year 2000 compliance efforts. No additional significant costs are anticipated and no other information technology projects have been deferred as a result of Year 2000 issues.

      With respect to outside parties that could affect the Company's business as a result of Year 2000 problems, the Company believes that the most likely problems would arise because of isolated instances of shortages of supplies. However, the Company's suppliers are major businesses which it believes will be Year 2000 compliant. The Company has not developed a formal contingency plan but believes there are adequate alternative suppliers which the Company could use in the event that one of its suppliers was unable to provide supplies needed in its operations. The Company believes that in the most reasonably likely worst case, it would experience only a short-term problem causing a temporary disruption of business.

INFLATION

      The Company, as well as the real estate development and homebuilding industry in general, may be adversely affected during periods of low or high inflation, primarily because of reduced rates of savings by consumers or higher land and construction costs, respectively. Low inflation could adversely affect consumer demand by limiting growth of savings for down payments, ultimately affecting demand for real estate and the Company's revenues. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. High inflation also increases the Company's interest costs and costs of labor and materials. The Company would attempt to pass through to its customers any increases in its costs through increased selling prices. To date, high or low rates of inflation have not had a material adverse effect on the Company's results of operations. However, there is no assurance that high or low rates of inflation will not have a material adverse impact on the Company's future results of operation.

INTEREST RATES

      The Company's operations are interest rate sensitive. Overall housing demand is adversely affected by increases in interest costs. If mortgage interest rates increase significantly, this may negatively impact the ability of a home buyer to secure adequate financing. Such results of higher interest rates could adversely affect the Company's revenues, gross margins and net income.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

      Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, fluctuations in insurance reserves, plans for growth and future operations, including Year 2000 compatibility, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, prevailing interest rate levels, the difficulty in identifying hardware and software that may not be Year 2000 compliant, the lack of success of third parties to adequately address the year 2000 issue, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

      The Company does not have material market risk exposures.

Item 8.  Financial Statements and Supplementary Data.

      Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

Item 9.  Disagreements on Accounting and Financial Disclosure.

      Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information to be included under the caption "Nominees for Election as Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the 1999 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

Item 11.  Executive Compensation.

      The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information to be included under the caption "Present Beneficial Ownership of Common Shares" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      The information to be included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a)(1)      Financial Statements

            Report of Independent Accountants                              F-1

            Consolidated Balance Sheets at                                 F-2
            December 31, 1998 and 1997

            Consolidated Statements of                                     F-3
            Operations for the years ended
            December 31, 1998, 1997 and 1996

            Consolidated Statements of Changes                             F-4
            in Stockholders' Deficit for the
            years ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash                                F-5
            Flows for the years ended December 31,
            1998, 1997 and 1996

            Notes to Consolidated Financial Statements                     F-7

(a)(2)      Financial Statement Schedules

            Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto

(b)   Reports on Form 8-K.
      None.

(c)   Exhibits

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

10.1 Loan Agreement dated July 3, 1995 between the Company and Leucadia Financial Corporation and Form of 12% Secured Convertible Note due July 3, 2003 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995).

10.2 Paradise Valley Unit 1 First Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.3 Paradise Valley Unit 2 First Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.4 Paradise Valley Unit 1 Second Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.5 Paradise Valley Unit 2 Second Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.6 Paradise Valley Unit 3 Option to Purchase Real Property and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.7 Paradise Valley Unit 4 Option to Purchase Real Property and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.8 Real Estate Purchase Agreement and Escrow Instructions between Southfork Partnership and Northfork Communities (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10- Q for the quarter ended June 30, 1998).

10.9 Amended and Restated Loan Agreement between the Company and Leucadia, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated August 14, 1998).

10.10 Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated August 14, 1998).

10.11 Stock Purchase Agreement between the Company and Leucadia, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated August 14, 1998).

10.12 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of October 14, 1998, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit 10.12 to the Company's report on Form 10-Q for the quarter ended September 30,
      1998).

10.13 Stock Purchase Agreement, dated as of October 20, 1998, between the Company and Leucadia (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1998).

10.14 Administrative Services Agreement, dated as of March 1, 1999, between LFC, the Company, HomeFed Resources Corporation and HomeFed Communities, Inc.

21    Subsidiaries of the Company.

27    Financial Data Schedule.

(d)   Financial Statements of Greater than 50% Owned Entity.

      Otay Land Company, LLC financial statements as of December 31, 1998 and for the period from inception (October 14, 1998) to December 31, 1998.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HOMEFED CORPORATION


Date: March 29, 1999    By /s/ Corinne A. Maki
                           -------------------------------------
                           Corinne A. Maki
                           Secretary and Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 29, 1999   By /s/ Timothy Considine
                           -------------------------------------
                           Timothy Considine, Chairman of the Board and Director


Date:  March 29, 1999   By /s/ Paul J. Borden
                           -------------------------------------
                           Paul J. Borden, President and Director
                           (Principal Executive Officer)


Date:  March 29, 1999   By /s/ Corinne A. Maki
                           -------------------------------------
                           Corinne A. Maki
                           Secretary and Treasurer
                           (Principal Financial and Accounting Officer)


Date:  March 29, 1999   By /s/ Patrick D. Bienvenue
                           -------------------------------------
                           Patrick D. Bienvenue, Director


Date:  March 29, 1999   By /s/ Michael A. Lobatz
                           -------------------------------------
                           Michael A. Lobatz, Director


Date:  March 29, 1999   By /s/ Joseph S. Steinberg
                           -------------------------------------
                           Joseph S. Steinberg, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HomeFed Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' deficit and cash flows present fairly, in all material respects, the financial position of HomeFed Corporation (the "Company") as of December 31, 1998 and 1997, and the results of their operations, changes in stockholders' deficit and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Salt Lake City, Utah
March 19, 1999

HOMEFED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
(Dollars in thousands, except par value)

                                                          1998                  1997
                                                          ----                  ----
ASSETS
Land and real estate held for development              $  4,636              $   9,652
Cash and cash equivalents                                 3,120                  4,195
Restricted cash                                           1,127                  1,073
Investment in Otay Land Company, LLC                     10,125                      -
Other investments                                            79                     75
Deposits and other assets                                   164                    462
                                                       --------              ---------

TOTAL                                                  $ 19,251               $ 15,457
                                                       ========              =========

LIABILITIES
Note payable to Leucadia Financial Corporation         $ 19,736               $ 26,085
Accounts payable and accrued liabilities                    802                    111
                                                       --------              ---------

         TOTAL LIABILITIES                               20,538                 26,196
                                                       --------              ---------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBSCRIPTION
Advance under common stock subscription                   6,710                     -
                                                       --------              ---------

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 100,000,000
 shares authorized; 10,000,000 shares
 outstanding                                                100                    100
Additional paid-in capital                              346,919                339,904
Accumulated deficit                                    (355,016)              (350,743)
                                                       --------              ---------

         TOTAL STOCKHOLDERS' DEFICIT                     (7,997)               (10,739)
                                                       --------              ---------

TOTAL                                                  $ 19,251               $ 15,457
                                                       ========              =========


The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 1998, 1997 and 1996
(Dollars in thousands, except per share amounts)

                                                                             1998               1997             1996
                                                                             ----               ----             ----
Sales of residential properties                                            $ 5,752          $  4,011           $ 8,988
 Cost of sales                                                               5,714             4,048             9,452
                                                                          --------          --------         ---------

Gross profit (loss)                                                             38               (37)             (464)

Provision for losses on real estate investments                                425               153             1,583
Interest expense relating to Leucadia Financial Corporation                  2,828             2,997             3,054
Other interest expense                                                           -                 -                 9
General and administrative expenses                                          1,192               597             1,171
Management fees to Leucadia Financial Corporation                              138                80               143
                                                                          --------          --------          --------

Loss from operations                                                        (4,545)           (3,864)           (6,424)
Other income - net                                                             312               319               181
                                                                          --------          --------          --------

Loss before income taxes                                                    (4,233)           (3,545)           (6,243)

Income tax expense                                                             (40)              (32)              (54)
                                                                          --------          --------          --------

Net loss                                                                   $(4,273)          $(3,577)          $(6,297)
                                                                          ========          ========          ========

Basic loss per common share                                                $ (0.43)          $ (0.36)          $ (0.63)
                                                                          ========          ========          ========

Diluted loss per common share                                              $ (0.43)          $ (0.36)          $ (0.63)
                                                                          ========          ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the years ended December 31, 1998, 1997 and 1996
(Dollars in thousands)

                                                         Common
                                                         Stock        Additional                            Total
                                                       $.01 Par        Paid-in        Accumulated       Stockholders'
                                                         Value          Capital         Deficit            Deficit
                                                         -----          -------         -------            -------

BALANCE, JANUARY 1, 1996                                 $ 100         $339,904        $(340,869)         $   (865)

   Net loss                                                                               (6,297)           (6,297)
                                                        ------        ---------        ---------          --------

BALANCE, DECEMBER 31, 1996                                 100          339,904         (347,166)           (7,162)

   Net loss                                                                               (3,577)           (3,577)
                                                        ------        ---------        ---------          --------

BALANCE, DECEMBER 31, 1997                                 100          339,904         (350,743)          (10,739)

    Contribution of capital resulting from
      restructuring of note payable to Leucadia
      Financial Corporation                                               7,015                              7,015

    Net loss                                                                              (4,273)           (4,273)
                                                        ------        ---------        ---------          --------

BALANCE, DECEMBER 31, 1998                               $ 100         $346,919        $(355,016)         $ (7,997)
                                                        ======        =========        =========          ========


The accompanying notes are an integral part of these consolidated financial statements.

HomeFed Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(Dollars in thousands)

                                                                                    1998             1997            1996
                                                                                    ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $(4,273)        $(3,577)           $(6,297)

Adjustments to reconcile net loss to net cash provided by operating activities:
   Provision for losses on real estate investments                                   425             153              1,583
    Accrued interest added to notes payable to Leucadia Financial
        Corporation                                                                  666           2,208              2,957
   Changes in operating assets and liabilities:
         Land and real estate held for development                                 4,591           3,723              6,958
         Deposits and other assets                                                   298             136                366
         Accounts payable and accrued liabilities                                    691            (265)             (218)
   Decrease (increase) in restricted cash                                            (54)             12                20
                                                                                --------        --------          --------

                Net cash provided by operating activities                          2,344           2,390             5,369
                                                                                --------        --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in other assets                                                               -               -               250
Contributions to Otay Land Company, LLC                                          (10,125)              -                 -
Distributions from joint ventures                                                      -               -                 7
Decrease (increase) in other investments                                              (4)             (4)               12
                                                                                --------        --------          --------

                Net cash provided by (used in) investing activities              (10,129)             (4)              269
                                                                                --------        --------          --------



(CONTINUED)

The accompanying notes are an integral part of these consolidated financial statements.

HomeFed Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended December 31, 1998, 1997 and 1996
(Dollars in thousands)

                                                                                  1998             1997              1996
                                                                                  ----             ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to notes payable to Leucadia Financial Corporation                    $     -          $     -           $ 1,439
Repayments of notes payable to Leucadia Financial Corporation                         -                -            (7,515)
Repayments of other notes payable                                                     -                -              (126)
Advance under common stock subscription                                           6,710                -                -
                                                                               --------         --------          --------
          Net cash provided by (used in) financing activities                     6,710                -            (6,202)
                                                                               --------         --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,075)           2,386              (564)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      4,195            1,809             2,373
                                                                               --------         --------          --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $  3,120          $ 4,195           $ 1,809
                                                                               ========         ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized)                            $  2,162          $   789           $   492
                                                                               ========         ========          ========

Cash paid for income taxes                                                     $     28          $    31           $    59
                                                                               ========         ========          ========



The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the "Company"), and the Company's wholly-owned subsidiaries, HomeFed Communities, Inc. ("HomeFed Communities") and HomeFed Resources Corporation. The Company is engaged, directly and through its subsidiaries, in the investment in and development of residential real estate properties in California. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company accounts for its investment in Otay Land Company, LLC, ("Otay Land Company") under the equity method of accounting since the Company has the ability to exert significant influence but does not control this investment.

      Certain amounts for prior periods have been reclassified to be consistent with the 1998 presentation.

      LAND AND REAL ESTATE HELD FOR DEVELOPMENT - Land and real estate held for development is carried at the lower of cost or fair value less costs to sell. The cost of land and real estate held for development includes all expenditures incurred in connection with the acquisition, development and construction of the property, including interest and property taxes. Revenue from incidental operations relating specifically to property under development is treated as a reduction of capitalized costs. Land costs included in land and real estate held for development are allocated to lots based on relative fair values prior to development and are charged to cost of sales at the time of sale.

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

      ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) the disclosure of contingent assets and liabilities at the date of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

      PROVISIONS FOR LOSSES ON REAL ESTATE INVESTMENTS - Management periodically assesses the recoverability of its real estate investments by comparing the carrying amount of the investments with their fair value less costs to sell. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process assumes the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. When management determines that the carrying value of specific real estate investments should be reduced to properly record these assets at fair value less costs to sell, this write-down is recorded as a charge to current period operations.

      CAPITALIZATION OF INTEREST AND REAL ESTATE TAXES - Interest and real estate taxes attributable to land and home construction are capitalized and added to the cost of those properties while the properties are being actively developed.

2.    LAND AND REAL ESTATE HELD FOR DEVELOPMENT

      A summary of land and real estate held for development by project follows:

                                                December 31,
                                                ------------
                                       1998                    1997
                                       ----                    ----

Paradise Valley                     $4,636,000              $7,265,000

Silverwood                                -                  2,387,000
                                    ----------              ----------
      Total                         $4,636,000              $9,652,000
                                    ==========              ==========


      Interest capitalized in land and real estate held for development in 1996 was $26,000. No interest was capitalized in land and real estate held for development during 1998 and 1997.

      All land and real estate held for development is property in California and is pledged as collateral under the Amended and Restated Loan Agreement.

3.    NOTES PAYABLE

      As of August 14, 1998, the Company and LFC entered into an Amended and Restated Loan Agreement pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the Company's outstanding 12% Secured Convertible Note due 2003 ("Convertible Note") held by LFC. The restructured note dated August 14, 1998 (the "Restructured Note") has a principal amount of approximately $26,462,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. The Restructured Note is Collateralized by a perfected first priority security interest in all

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  NOTES PAYABLE, continued:

assets of the borrower, whether now owned or hereafter acquired. No principal payments are due under the Restructured Note until its maturity date.

      As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximate $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note was reflected as additional paid-in capital. This difference will be amortized as interest expense over the term of the Restructured Note using the interest method. Approximately $289,000 was amortized to interest expense during 1998. The carrying amount of this Restructured Note, net of this discount for fair value, was $19,736,000 at December 31, 1998.

      Interest accrued during the years ended December 31, 1998, 1997 and 1996 of $377,000, $2,208,000 and $2,669,000, respectively, was not paid and was added to the principal balance. Additional interest of $2,162,000, and $789,000 accrued during 1998 and 1997, respectively, was paid by the Company.

4.    INVESTMENT IN OTAY LAND COMPANY, LLC

      On October 14, 1998, the Company and Leucadia formed Otay Land Company for the purpose of purchasing 4,800 acres of land located within the 22,900 acre Otay Ranch planning area, located south of San Diego, California. The Company initially contributed $10,000,000 as capital and Leucadia contributed $10,000,000 as a preferred capital interest to Otay Land Company and the Company contributed an additional $125,000 as capital in 1998; the Company will act as development manager of this project.

      The following table provides certain summarized data with respect to Otay Land Company accounted for by the Company using the equity method of accounting for the year ended December 31, 1998.

            Assets                                          $ 20,460,000

            Liabilities                                          335,000
                                                            ------------
                  Net Assets                                $ 20,125,000
                                                            ============

      The Company's portion of the reported net assets      $ 10,125,000
                                                            ============

      For information with respect to the priority of distributions from Otay Land Company, see note 9(d).

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

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  INCOME TAXES, continued:

      The Company and its wholly-owned subsidiaries have NOL carryforwards available for federal income tax purposes of $266,245,000 as of December 31, 1998, including the NOLs reattributed to the Company by HomeFed Bank and its subsidiaries. These carryforwards were generated during 1984-1998 and expire during 1999-2018. For state income tax purposes, available NOLs as of December 31, 1998 total $32,305,000 and expire in 1999-2013.

      At December 31, the net deferred tax asset consisted of the following:

                                              1998               1997
                                              ----               ----

                  NOL carryforwards        $95,789,000       $89,623,000
                  Land basis                 3,081,000         6,000,000
                  Other                         28,000            78,000
                                           ------------      ------------
                                            98,898,000        95,701,000
                  Valuation allowance      (98,898,000)      (95,701,000)
                                           ------------      ------------
                                           $         0       $         0
                                           ============      ============

      The valuation allowance has been provided on the total amount of the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset. The valuation allowance increased by $3,197,000 and $76,100,000 in 1998 and 1997, respectively.

6.    PROVISION FOR LOSSES ON REAL ESTATE INVESTMENTS

      For the years ended December 31, 1998, 1997 and 1996, the Company recorded a loss of $425,000, $153,000 and $1,583,000, respectively, due to its decision not to complete the home development on the four detached single-family residential sites at the Paradise Valley project as originally planned and due to the revaluation of the other sites. The loss for each year was determined by comparing the carrying value of the investment to its fair value less costs to sell based on offers the Company has received and sales of comparable real estate.

7.    EARNINGS PER SHARE

      Basic loss per share of Common Stock for all years presented were calculated by dividing net loss by the 10,000,000 shares of Common Stock issued on July 3, 1995.

      Diluted loss per share of Common Stock were calculated as described above. The number of shares used to calculate diluted loss per share was 10,000,000 for each of the years ended December 31, 1998, 1997 and 1996, respectively. The calculation of diluted loss per share does not include Common Stock equivalents of 49,647,893, 54,073,383 and 49,314,276, respectively, which are antidilutive.

8.    COMMITMENTS AND CONTINGENCIES

      One of the Company's consolidated real estate partnerships placed approximately $1,000,000 on deposit with a financial institution in Salt Lake City, Utah to collateralize a standby letter of credit. The amount of the deposit

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  COMMITMENTS AND CONTINGENCIES, continued:

is included in restricted cash. The letter of credit was issued to guaranty the partnership's obligation under a property development agreement to construct a recreation center.

      One of the Company's wholly-owned subsidiaries, HomeFed Communities, must maintain a net worth of $5,000,000 and a cash balance of $400,000 in order to ensure its ability to pay amounts which may become due under an indemnity agreement with a third-party surety which provided security for certain obligations of the partnership in which HomeFed Communities was a partner. If HomeFed Communities does not meet these requirements, it must post an irrevocable letter of credit in the amount of 50% of the face value of the bonds issued by the surety. This letter of credit amount is currently estimated to be approximately $460,000.

9.    RELATED PARTY TRANSACTIONS

      The Company has entered into the following related party transactions with Leucadia and its subsidiary, LFC.

      (a) Amended Loan Agreement. As of August 14, 1998, the Company and LFC entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the outstanding Convertible Note held by LFC. The Restructured Note has a principal amount of approximately $26,462,380 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the maturity date. During the year ended December 31, 1998, the Company paid to LFC approximately $2,162,000 in interest on the Convertible Note and the Restructured Note. Also during this period, interest of approximately $377,000 was not paid and was added to the principal balance of the Convertible Note.

      As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximate $7,015,000 difference between such amount and the carrying value of the Convertible Note was reflected as additional paid-in capital. The $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note will be amortized over the term of the Restructured Note using the interest method. Approximately $289,000 was amortized as interest expense in 1998.

      (b) Stock Purchase Agreements. In August and October 1998, the Company entered into stock purchase agreements (the "Stock Purchase Agreements") with Leucadia, pursuant to which the Company agreed to sell an aggregate of 46,557,826 additional shares of its Common Stock to Leucadia for an aggregate purchase price of $8,380,000. In connection with the Stock Purchase Agreements, Leucadia advanced to the Company $6,710,000 of the total purchase price, which amount is refundable in the event the closing of the Stock Purchase Agreements do not occur. The Stock Purchase Agreements provide that the balance of the purchase price will be paid at the closing and that the closing will occur on or after July 5, 1999, subject to the satisfaction of certain conditions. In 1998, Leucadia assigned the Stock Purchase Agreements to the Leucadia Trust. Upon consummation of the Stock Purchase Agreements, the Leucadia Trust will own 89.6% of the Common Stock to be outstanding. The Company has been advised that, following the purchase of Common

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  RELATED PARTY TRANSACTIONS, continued:

Stock under the two Stock Purchase Agreements and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission, the Leucadia Trust intends to distribute to its beneficial holders all of the Company's Common Stock owned by the Trust as promptly as practicable.

      (c) Development Agreement. As of August 14, 1998, the Company entered into a Development Management Agreement ("Development Agreement") with an indirect subsidiary of Leucadia that owns certain real property located in the City of San Marcos, County of San Diego, California, to develop a master-planned residential project on such property. The project, known as San Elijo Hills, is intended to be developed into a community of approximately 3,400 homes over the next ten years. The Development Agreement provides that the Company will act as the development manager with responsibility for the overall management of the project, including arranging financing for the project, marketing and sales activity, and acting as the construction manager. The Development Agreement provides for the Company to receive a profit participation (as determined in accordance with the Development Agreement), and fee income for project management and marketing services based on the revenues derived from the project.

      (d) Otay Land Company, LLC. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company initially contributed $10,000,000 as capital and Leucadia contributed $10,000,000 as a preferred capital interest. The Company also contributed $125,000 as capital in 1998. The Company will act as the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch.

      All distributions by Otay Land Company shall be distributed to the Company and Leucadia in the following order of priority: (i) to pay Leucadia an annual minimum cumulative preferred return of 10% on all preferred capital contributed by Leucadia; (ii) to pay Leucadia an annual cumulative preferred return of 2% on all preferred capital provided by Leucadia, but payable only out of and to the extent there are profits; (iii) to repay all preferred capital provided by Leucadia; and (iv) any remaining funds are to be distributed to the Company.

      (e) Administrative Services Agreement. Pursuant to administrative services agreements, LFC provides administrative services to the Company, including providing the services of two of the Company's three executive officers. Administrative fees paid to LFC in 1998, 1997 and 1996 were $138,000, $80,000 and $143,000, respectively. Effective March 1, 1999, the Company and LFC entered into a new three year administrative services agreement pursuant to which the Company will pay LFC an administrative fee of $296,101 for the first annual period, with the fee for subsequent annual periods to be negotiated.

      The Company's corporate office is located at 1903 Wright Place, Suite 220, Carlsbad, California in an office building occupied and leased by a subsidiary of Leucadia.

      (f) Silverwood Project. On February 27, 1998, the Company purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's material financial instruments include cash and cash equivalents, restricted cash, investments and notes payable. In all cases, the carrying amount of such financial instruments approximates their fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques.

11.   SUBSEQUENT EVENTS

      On February 2, 1999, one of the Company's consolidated partnerships placed approximately $197,000 on deposit with a financial institution in Salt Lake City, Utah to secure a standby letter of credit. The letter of credit was issued to guaranty the partnership's obligation to complete landscape, irrigation and fencing improvements at the Paradise Valley project.

      On February 23, 1999, one of the Company's consolidated partnerships sold the remaining 75 residential lots at the Paradise Valley project for $2,250,000, less closing costs.

                             OTAY LAND COMPANY, LLC

                  REPORT ON AUDIT OF FINANCIAL STATEMENTS AS OF
                    DECEMBER 31, 1998 AND FOR THE PERIOD FROM
                INCEPTION (OCTOBER 14, 1998) TO DECEMBER 31, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Members of
Otay Land Company, LLC

In our opinion, the accompanying balance sheet and the related statements of operations, of members' capital and of cash flows present fairly, in all material respects, the financial position of Otay Land Company, LLC (the "Company") at December 31, 1998, and the results of its operations and its cash flows for the period from inception (October 14, 1998) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Salt Lake City, Utah
March 19, 1999

OTAY LAND COMPANY, LLC
BALANCE SHEET
--------------------------------------------------------------------------------

                                                              DECEMBER 31,
                                                                  1998
                                                                  ----
        ASSETS
          Land held for development.........................  $ 20,407,694
          Cash and cash equivalents.........................        52,111
                                                              ------------

               Total........................................  $ 20,459,805
                                                              ============

        LIABILITIES AND MEMBERS' CAPITAL
          Accounts payable and accrued liabilities..........  $    334,669
                                                              ------------

               Total liabilities............................       334,669
                                                              ------------

        MEMBERS' CAPITAL
          Preferred capital (liquidation preference of
            $10,000,068)....................................    10,000,068
          Capital...........................................    10,125,068
                                                              ------------

               Total members' capital.......................    20,125,136
                                                              ------------

               Total liabilities and members' capital.......  $ 20,459,805
                                                              ============

OTAY LAND COMPANY, LLC
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                          PERIOD FROM INCEPTION
                                                           (OCTOBER 14, 1998)
                                                          TO DECEMBER 31, 1998
                                                          --------------------
        OPERATING EXPENSES
          General and administrative expenses...............   $ (10,883)
                                                               ----------

               Loss from operations.........................     (10,883)

        OTHER INCOME
          Interest income...................................     11,019
                                                               ----------

               Net income...................................   $    136
                                                               ==========

OTAY LAND COMPANY, LLC
STATEMENT OF CHANGES IN MEMBERS' CAPITAL
FOR THE PERIOD FROM INCEPTION (OCTOBER 14, 1998) TO DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                      PREFERRED
                                       CAPITAL         CAPITAL        TOTAL
                                       -------         -------        -----

   Preferred capital contribution... $ 10,000,000                 $ 10,000,000

   Capital contribution.............                $ 10,125,000    10,125,000

   Net income for the period from
     inception (October 14, 1998)
     to December 31, 1998...........           68             68           136
                                     ------------   ------------  ------------

        Total members' capital...... $ 10,000,068   $ 10,125,068  $ 20,125,136
                                     ============   ============  ============

OTAY LAND COMPANY, LLC
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                       PERIOD FROM INCEPTION
                                                         (OCTOBER 14, 1998)
                                                       TO DECEMBER 31, 1998
                                                       --------------------
    Cash flows from operating activities:
      Net income.......................................         $  136
      Adjustments to reconcile net income to net
        cash used in operating activities:
           Changes in operating assets and liabilities:
             Land held for development..................   (20,407,694)
             Accounts payable and accrued liabilities...       334,669
                                                          ------------

              Net cash used in operating activities.....   (20,072,889)
                                                          ------------

    Cash flows from financing activities:
      Preferred capital contribution....................    10,000,000
      Capital contribution..............................    10,125,000
                                                          ------------

              Net cash provided by financing activities.    20,125,000

    Net increase in cash and cash equivalents...........        52,111

    Cash and cash equivalents, at inception
       (October 14, 1998)...............................            -
                                                          ------------

    Cash and cash equivalents, December 31, 1998........   $    52,111
                                                          ============

OTAY LAND COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION AND ORGANIZATION

      Otay Land Company, LLC (the "Company") is a limited liability company that was organized in October 1998 under terms of a Limited Liability Company Agreement (the "Agreement"). The two Members of the Company are HomeFed Corporation ("HomeFed") and Leucadia National Corporation ("LNC"). The Company is engaged in the investment in and development of master-planned communities in Southern California.

      LAND HELD FOR DEVELOPMENT

      Land held for development is carried at the lower of cost or fair value less costs to sell. The cost of land held for development includes all expenditures incurred in connection with the acquisition and development of the property, including interest and property taxes, while the properties are being actively developed.

      Cash and Cash Equivalents

      Cash and cash equivalents include short-term, highly liquid investments that are readily convertible to cash.

      ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OTAY LAND COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies, continued:

      Provisions for Losses on Real Estate Investments

      Management periodically assesses the recoverability of its real estate investments by comparing the carrying amount of the investments with their fair value less costs to sell. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process assumes the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. When management determines that the carrying value of specific real estate investments should be reduced to properly record these assets at fair value less costs to sell, the write-down is recorded as a charge to current period operations.

      INCOME TAXES

      The Company is not subject to income taxes; the individual members are required to report their distributive share of the Company's realized income, gain, loss, deductions or credits on their respective income tax returns.

2.    MEMBERS' CAPITAL

      Each member of the Company contributed capital in order to gain an interest in the Company. The two types of capital outlined in the Agreement include ordinary capital and preferred capital, which are held by HomeFed and LNC, respectively. As holder of the preferred capital, LNC is entitled to the following distribution of profits, in order of priority:

            1. An annual minimum cumulative preferred return of 10% on all preferred capital, of which there is $208,000 in arrears as of December 31, 1998;

            2. An annual minimum cumulative preferred return of 2% on all preferred capital, provided that this shall be payable to LNC only out of and to the extent of profits;

            3.    To repay all of the preferred capital provided by LNC;

            4.    Any remaining funds will be distributed to HomeFed.

OTAY LAND COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


2.    Members' Capital, continued:

      According to the terms of the Agreement, the Manager of the Company shall be selected by the unanimous vote of the Members; however, as long as LNC holds preferred capital, LNC shall select the Manager. In addition, as long as LNC holds preferred capital, only LNC may remove the Manager of the Company. Currently, LNC has selected HomeFed to be the Manager of the Company. The officers of the Company are to be elected by a unanimous vote the members; however, as long as LNC holds preferred capital, it shall select the officers of the Company.

                                  EXHIBIT INDEX

Exhibit                                                           Exemption
Number                            Description                     Indication
------                            -----------                     ----------


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

10.1 Loan Agreement dated July 3, 1995 between the Company and Leucadia Financial Corporation and Form of 12% Secured Convertible Note due July 3, 2003 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995).

10.2 Paradise Valley Unit 1 First Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.3 Paradise Valley Unit 2 First Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.4 Paradise Valley Unit 1 Second Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.5 Paradise Valley Unit 2 Second Closing Purchase Agreement and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.6 Paradise Valley Unit 3 Option to Purchase Real Property and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

                                  EXHIBIT INDEX

Exhibit                                                          Exemption
Number                         Description                       Indication
------                         -----------                       ----------


10.7 Paradise Valley Unit 4 Option to Purchase Real Property and Escrow Instructions, dated October 3, 1996, between Paradise Valley Communities No. 1 and The Forecast Group (Registered Trade Name), L.P. (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

10.8 Real Estate Purchase Agreement and Escrow Instructions between Southfork Partnership and Northfork Communities (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998).

10.9 Amended and Restated Loan Agreement between the Company and Leucadia, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated August 14, 1998).

10.10 Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated August 14, 1998).

10.11 Stock Purchase Agreement between the Company and Leucadia, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated August 14, 1998).

10.12 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of October 14, 1998, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit 10.12 to the Company's report on Form 10-Q for the quarter ended September 30,
      1998).

10.13 Stock Purchase Agreement, dated as of October 20, 1998, between the Company and Leucadia (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1998).

10.14 Administrative Services Agreement, dated as of March 1, 1999 between LFC, the Company HomeFed Resources Corporation and HomeFed Communities, Inc.

21    Subsidiaries of the Company.

27    Financial Data Schedule.