Form 10-K405/A
period 1998-12-31
HOMEFED CORP
filed 1999-04-30
CIK 833795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1998
                                       Or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 1-10153


                               HOMEFED CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                       33-0304982
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

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

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

================================================================================

NY2:\435697\03\9C6P03!.DOC\76830.0194

                                EXPLANATORY NOTE

                  This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of HomeFed Corporation for the fiscal year ended December 31, 1998.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant


                  The following table sets forth information with respect to the directors and executive officers and directors of HomeFed:

Name                            Age            Position with HomeFed         Office Held Since
----                            ---            ---------------------         -----------------
Paul J. Borden                  50             President and Director                 1998

Corinne A. Maki                 42             Secretary and Treasurer                1995

Curt R. Noland                  42             Vice President                         1998

Timothy M. Considine            58             Chairman of the Board                  1992
                                               and Director

Patrick D. Bienvenue            44             Director                               1998

Michael D. Lobatz               49             Director                               1995

Joseph S. Steinberg             55             Director                               1998


                  The officers serve at the pleasure of the Board of Directors of HomeFed.

                  The recent business experience of our executive officers and directors is summarized as follows:

                  Paul J. Borden. Mr. Borden has served as a Director and President of HomeFed since May 1998. Mr. Borden has been a Vice President of Leucadia National Corporation since August 1988, responsible for overseeing many of Leucadia's real estate investments. Mr. Borden has also served as a Vice President of Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia.

                  Corinne A. Maki. Ms. Maki, a certified public accountant, has served as Treasurer of HomeFed since February 1995 and Secretary since February 1998. Prior to that, Ms. Maki served as an Assistant Secretary of HomeFed since August 1995. Ms. Maki has also been a Vice President of LFC, holding the offices of Controller, Assistant Secretary and Treasurer since October 1992. Ms. Maki has been employed by Leucadia since December 1991.

                  Curt R. Noland. Mr. Noland has served as Vice President of HomeFed since October 1998. He spent the last 19 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until immediately prior to joining HomeFed, Mr. Noland was Director of Development at San Elijo Hills. Prior to his employment by San Elijo Hills, Mr. Noland was employed for eight years by Aviara, a 1,000 acre master-planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

                  Timothy M. Considine. Mr. Considine has served as Chairman of the Board and a Director of HomeFed since 1992 and has been Managing Partner of Considine and Considine, an accounting firm in San Diego, California, since 1969.

                  Patrick D. Bienvenue. Mr. Bienvenue has served as a Director of HomeFed since 1998 and has been President of LFC since June 1998. Since January 1996, Mr. Bienvenue has been President of Rosemary Beach Land Company, a subsidiary of Leucadia and, from 1992 until December 1995 he was President and Chief Executive Officer of Tourwest Inc., a property development and investment company.

                  Michael A. Lobatz. Dr. Lobatz has served as a Director of HomeFed since February 1995 and has been a practicing physician in San Diego, California since 1981.

                  Joseph S. Steinberg. Mr. Steinberg has served as a Director of HomeFed since 1998 and has been President and a Director of Leucadia National Corporation, a diversified financial services holding company, since 1979. He is also director of Allcity Insurance Company, a publicly held insurance company that is approximately 90% held by Leucadia, MK Gold, a publicly held precious metals mining company, and Jordan Industries, Inc.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 1998, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11.  Executive Compensation

         Set forth below is certain information with respect to the cash compensation paid by the Company to its former chief executive officer, who resigned effective May 18, 1998, for services in all capacities to the Company and its subsidiaries during the years ended 1998, 1997 and 1996. The Company's current chief executive officer, Paul J. Borden, does not receive any compensation from the Company. No other officer or employee of the Company received a total annual salary and bonus in excess of $100,000 during these periods.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

---------------------------------- ------------------- ---------------------- ---------------------------------
            Name and                      Year                Salary                       Bonus
       Principal Position                                       ($)                         ($)
               (a)                        (b)                   (c)                         (d)
---------------------------------- ------------------- ---------------------- ---------------------------------
Paul J. Borden,                           1998                  --                           --
President (1) (2)

Patricia A. Wood,                         1998                11,500                         --
President (1) (3)                         1997                26,000                        780
                                          1996                24,000                        780

(1) The Company pays an annual fee to LFC for performing certain administrative services for the Company, including providing the services of the chief executive officer and certain other executives. See Item 1. "Business -- Administrative Services; Employees" and Item 13 "Certain Relationships and Related Transactions" included in this Report.

(2) Mr. Borden is a Vice President of Leucadia and receives compensation from Leucadia.

(3)  Ms. Wood was also President of LFC and received compensation from LFC.

                            COMPENSATION OF DIRECTORS

                  In 1998, Directors who are also employees of the Company or Leucadia received no remuneration for services as a member of the Board or any committee of the Board. In 1998, each Director who was not an employee of the Company or Leucadia was paid $9,000 for attendance at regular meetings of the Board of Directors. Mr. Considine and Dr. Lobatz also served on a special committee of directors unaffiliated with Leucadia that was formed to consider the San Elijo Hills development management agreement. For their services on this committee, Mr. Considine and Dr. Lobatz each received additional fees of $20,000.

Item 12.   Security Ownership of Certain Beneficial owners and Management.

                  Set forth below is certain information as of April 26, 1999 with respect to the beneficial ownership of Common Stock by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock (the Company's only class of voting securities), (ii) each director and nominee for director, (iii) executive officers and (iv) all directors and executive officers as a group.

Name and Address                                 Amount and Nature of                     Percent
Of Beneficial Owner                              Beneficial Ownership1                    of Class
-------------------                              ---------------------                    --------
Trust under Agreement                                     4,117,986                          41.2%
dated August 14, 1998,
between Leucadia National
Corporation for the benefit
of its shareholders and
Joseph A. Orlando, as
Trustee(2)
c/o Leucadia National Corporation
315 Park Avenue South
New York, New York 10010

Paul J. Borden                                                   --                          --

Corinne A. Maki                                                  --                          --

Curt R. Noland                                                   --                          --

Timothy Considine(3)                                          4,859                           *

Patrick D. Bienvenue                                             --                          --

Michael A. Lobatz                                                --                          --

Joseph S. Steinberg(4)                                    4,117,986                          41.2%

All directors and                                         4,122,845                          41.2%
Executive officers as a
group (7 persons)


--------------------------------------------

*        Less than 1%.

(1) Except as otherwise noted, each of the beneficial owners listed in the above table has, to the knowledge of the Company, sole voting and investment power with respect to the indicated shares of Common Stock.

(2) The Leucadia Trust was formed on August 14, 1998 for the benefit of shareholders of record of Leucadia as of August 25, 1998. Joseph A. Orlando, Vice President and Chief Financial Officer of Leucadia, is trustee of the Leucadia Trust. Ian M. Cumming, Chairman of the Board of Leucadia, and Joseph S. Steinberg, a director of HomeFed, as well as a director and President of Leucadia, jointly hold power to control the vote of all shares of Common Stock that may be held by the Leucadia Trust. Messrs. Orlando, Steinberg and Cumming each may be deemed to have beneficial ownership, as that term is used in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, of all shares of Common Stock held by the Leucadia Trust.

         Does not include an aggregate of 46,557,826 shares of Common Stock that the Leucadia Trust has the right to acquire on or after July 5, 1999 pursuant to stock purchase agreements dated as of August 14, 1998 and October 20, 1998.

(3) Includes 4,859 shares held by the Considine and Considine Retirement Plan. Mr. Considine is the Managing Partner of Considine and Considine, an accounting firm in San Diego, California.

(4)      See footnote (2) above.


Item 13. Certain Relationships and Related Transactions.

                  From the time of HomeFed's emergence from Chapter 11 bankruptcy protection in July 1995 through August 25, 1998, Leucadia owned approximately 41.2% of HomeFed's outstanding Common Stock. Since August 25, 1998, the Leucadia Trust has owned this 41.2% interest. Under the terms of the Leucadia Trust trust agreement, Joseph S. Steinberg, a director of HomeFed, as well as a director and President of Leucadia and Ian M. Cumming, Chairman of the Board of Leucadia, jointly have the right to vote any shares of HomeFed Common Stock held by the Leucadia Trust.

                  Set forth below is information concerning agreements or relationships between HomeFed and Leucadia and its subsidiaries.

                  In March 1998, the Board of Directors of HomeFed formed a special committee of directors unaffiliated with Leucadia to consider a proposal from Leucadia that HomeFed enter into an agreement to become development manager of San Elijo Hills. This committee, consisting of Mr. Considine and Dr. Lobatz, engaged consultants to evaluate the development proposal, performed substantial due diligence with respect to the proposal, negotiated the structure of the development proposal with Leucadia (which included Leucadia's agreement to make equity financing available to HomeFed and to restructure the terms of HomeFed's outstanding $20 million convertible collateralized note issued to LFC (described below)); and recommended that the Board of Directors approve the development management agreement.

                  In August 1998, upon approval of the Board of Directors, with Mr. Borden, a Leucadia Vice President, not voting, HomeFed entered into a development management agreement with a subsidiary of Leucadia. Pursuant to the development agreement, HomeFed is the development manager of the San Elijo Hills project, a master-planned community of approximately 3,400 homes expected to be completed over the next ten years. As development manager, HomeFed is responsible for the overall management of the project, including arranging financing, coordinating marketing and sales activity, and acting as construction manager. The development agreement provides that HomeFed will receive certain fees in connection with the project. These fees consist of marketing and management service fees, which are based on a fixed percentage of gross revenues received by the project. The marketing and management service fees are expected to cover HomeFed's cost of providing these services. In addition, the development agreement provides for payment of a success fee under certain circumstances to HomeFed based on the net cash flow from the project (as determined in the development agreement), subject to a maximum success fee. The timing of the payment of any success fee prior to the conclusion of the project will be at the discretion of the project owner. Through April 26, 1999, no amounts are payable to HomeFed under the development agreement.

                  The Company's Chapter 11 plan of reorganization was principally funded by the issuance of a $20,000,000 convertible note to LFC. As of August 14, 1998, in connection with the development agreement, HomeFed and LFC entered into an Amended and Restated Loan Agreement pursuant to which the original convertible note and the related loan agreement were restructured. The restructured note, dated August 14, 1998, is in the principal amount of approximately $26,462,000 (including additions to principal resulting from accrued and unpaid interest on the original note to the date of the restructuring, as allowed under the terms of the original note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the original note. Interest only on the restructured note is paid quarterly and all unpaid principal is due on the date of maturity. During the year ended December 31, 1998, HomeFed paid approximately $2,162,000 in interest on the original note and the restructured note. Through April 26, 1999, interest of $391,000 was paid on the restructured note.

                  In August and October 1998, HomeFed entered into two stock purchase agreements with Leucadia, pursuant to which HomeFed agreed to sell an aggregate of 46,557,826 additional shares of its Common Stock to Leucadia for an aggregate purchase price of $8,380,000. In connection with these stock purchase agreements, Leucadia advanced to HomeFed $6,710,000 of the total purchase price, which amount is refundable in the event the closing of the stock purchase agreements do not occur. The stock purchase agreements provide that the balance of the purchase price will be paid at the closing and that the closing will occur on or after July 5, 1999, subject to the satisfaction of certain conditions that the Company expects to be satisfied. In 1998, Leucadia assigned the stock purchase agreements to the Leucadia Trust. Upon consummation of the stock purchase agreements, the Leucadia Trust will own 89.6% of the issued and outstanding HomeFed Common Stock. HomeFed has been advised that, as promptly as practicable following the closing of stock purchases under these stock purchase agreements and the effectiveness of a registration statement filed with the Securities and Exchange Commission, the Leucadia Trust intends to distribute to its beneficial holders all of the HomeFed Common Stock owned by the Leucadia Trust. After giving effect to the stock purchases by the Leucadia Trust, the 5,882,014 shares held by HomeFed's current stockholders (excluding the Leucadia Trust) will represent, in the aggregate, approximately 10.4% of the stock to be outstanding. After the distribution of stock by the Leucadia Trust, Joseph S. Steinberg will own 12.7%, and Ian M. Cumming, will own approximately 13.9%, of the outstanding HomeFed Common Stock.

                  As of October 14, 1998, HomeFed and Leucadia formed Otay Land Company, LLC. HomeFed invested $10,000,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. HomeFed is the manager of Otay Land Company. In 1998, Otay Land Company purchased approximately 4,800 acres of land that is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch for approximately $19,500,000. Distributions of net income from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be distributed to HomeFed.

                  Certain of HomeFed's administrative services and managerial support are provided to HomeFed by LFC pursuant to an administrative services agreement. Pursuant to this agreement, LFC provides the services of Paul J. Borden, HomeFed's President, and Corinne A. Maki, HomeFed's Treasurer and Secretary. Mr. Borden and Ms. Maki each are officers of LFC and Leucadia. The current administrative services agreement extends through February 28, 2002 and provides for compensation (payable monthly) at an annual rate of $296,101 through February 29, 2000. The agreement provides that the administrative fee payable to LFC for subsequent annual periods commencing March 1 of a year shall be negotiated in good faith by HomeFed and LFC. Administrative fees paid to LFC since January 1998 aggregated $212,000.

                  On February 27, 1998, HomeFed purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000. On July 31, 1998, HomeFed sold its entire 97 lot interest in the Silverwood project to Southfork Partnership for $3,033,000, less closing costs.

                  HomeFed rents office space and furnishings from a subsidiary of Leucadia for a monthly amount equal to its share of the Leucadia subsidiary's cost for such space and furnishings (based upon occupancy of the facility). The agreement pursuant to which the space and furnishings are provided extends for a 6-year period (coterminous with the Leucadia subsidiary's occupancy of the space) and provides for a monthly rental of $15,400. Since January 1, 1998, HomeFed has accrued $55,981 in rental to the Leucadia subsidiary, of which $18,900 was paid through March 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HOMEFED CORPORATION
                                           Registrant

                                           By: /s/ Corinne A. Maki
                                               ------------------------------
                                               Corinne A. Maki, Treasurer


Dated: April 29, 1999