Form 10-Q
period 1999-03-31
HOMEFED CORP
filed 1999-05-17
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1999

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
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            1903 Wright Place, Suite 220, Carlsbad, California 92008
               (Address of principal executive offices) (Zip Code)

                                 (760) 918-8200
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _X_   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 13, 1999, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                    (Dollars in thousands, except par value)
                    ----------------------------------------


                                                        March 31,   December 31,
                                                          1999         1998
                                                        ---------   -----------
                                                            (Unaudited)

ASSETS
Land and real estate held for development               $  23,090    $   4,636
Cash and cash equivalents                                   4,015        3,120
Restricted cash                                             1,320        1,127
Investment in Otay Land Company, LLC                         --         10,125
Other investments                                            --             79
Deposits and other assets                                     247          164
                                                        ---------    ---------

TOTAL                                                   $  28,672    $  19,251
                                                        =========    =========

LIABILITIES
Note payable to Leucadia Financial Corporation          $  20,320    $  19,736
Accounts payables and accrued liabilities                   1,051          802
                                                        ---------    ---------

      Total liabilities                                    21,371       20,538
                                                        ---------    ---------

MINORITY INTEREST                                          10,000         --
                                                        ---------    ---------

COMMON STOCK SUBSCRIPTION
Advance under common stock subscription                     6,710        6,710
                                                        ---------    ---------

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value;
  100,000,000 shares authorized;                              100          100
  10,000,000 shares outstanding
Additional paid-in capital                                346,919      346,919
Accumulated deficit                                      (356,428)    (355,016)
                                                        ---------    ---------

       Total stockholders' deficit                         (9,409)      (7,997)
                                                        ---------    ---------

TOTAL                                                   $  28,672    $  19,251
                                                        =========    =========







             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the three months ended March 31, 1999 and 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)
               --------------------------------------------------



                                                                1999      1998
                                                                ----      ----

Sales of residential properties                               $ 2,250   $   891
Cost of sales                                                   2,218       894
                                                              -------   -------

Gross profit (loss)                                                32        (3)

Provision for losses on real estate investments                   255      --
Interest expense relating to Leucadia Financial Corporation       584       772
General and administrative expenses                               575       131
Management fees to Leucadia Financial Corporation                  74        17
                                                              -------   -------

Loss from operations                                           (1,456)     (923)
Other income - net                                                 52        70
                                                              -------   -------

Loss before income taxes                                       (1,404)     (853)

Income tax expense                                                 (8)       (9)
                                                              -------   -------

Net loss                                                      $(1,412)  $  (862)
                                                              =======   =======

Basic loss per common share                                   $ (0.14)  $ (0.09)
                                                              =======   =======

Diluted loss per common share                                 $ (0.14)  $ (0.09)
                                                              =======   =======



            See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Changes in
                       Stockholders' Deficit For the three
                      months ended March 31, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
                      -------------------------------------



                             Common
                              Stock      Additional                    Total
                            $.01 Par      Paid-In    Accumulated   Stockholders'
                              Value       Capital      Deficit        Deficit
                            ---------    ----------  -----------   -------------

Balance, January 1, 1998    $     100    $ 339,904    $(350,743)     $ (10,739)
   Net loss                                                (862)          (862)
                            ---------    ---------    ---------      ---------

Balance, March 31, 1998     $     100    $ 339,904    $(351,605)     $ (11,601)
                            =========    =========    =========      =========

Balance, January 1, 1999    $     100    $ 346,919    $(355,016)     $  (7,997)
   Net loss                                              (1,412)        (1,412)
                            ---------    ---------    ---------      ---------

Balance, March 31, 1999     $     100    $ 346,919    $(356,428)     $  (9,409)
                            =========    =========    =========      =========



             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                         Consolidated Statements of Cash
                        Flows For the three months ended
                             March 31, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
                      ------------------------------------


                                                                                     1999       1998
                                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                           $(1,412)   $  (862)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

   Provision for losses on real estate investments                                     255       --
   Accrued interest added to note payable to Leucadia Financial Corporation            584       --
   Changes in operating assets and liabilities:
       Land and real estate held for development                                     1,545        324
       Deposits and other assets                                                       (83)       237
       Accounts payable and accrued liabilities                                        120         52
   Decrease (increase) in restricted cash                                             (193)         3
                                                                                   -------    -------

       Net cash provided by (used in) operating activities                             816       (246)
                                                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in other investments                                                79         (1)
                                                                                   -------    -------

       Net cash provided by (used in) investing activities                              79         (1)
                                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                                   895       (247)

Cash and cash equivalents, beginning of period                                       3,120      4,195
                                                                                   -------    -------

Cash and cash equivalents, end of period                                           $ 4,015    $ 3,948
                                                                                   =======    =======




             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes are necessary to present fairly the financial position, results of operations and cash flows, should be read in conjunction with the audited consolidated financial statements for HomeFed Corporation for the year ended December 31, 1998 which are included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for such year (the "1998 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1998 was derived from the Company's audited consolidated financial statements in the 1998 10-K, and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     During the first quarter of 1999, the limited liability company agreement governing Otay Land Company, LLC ("Otay Land Company") was amended and as a result, the Company now has the ability to control Otay Land Company. Accordingly Otay Land Company has been included in the Company's consolidated financial statements. The Company previously had accounted for this investment under the equity method of accounting; the noncash effects on the Consolidated Statements of Cash Flows are a decrease in the investment in Otay Land Company of $10,125,000 and an increase in minority interest of $10,000,000.

2. In 1992, the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company emerged from bankruptcy in 1995 pursuant to a plan of reorganization (the "Plan"). Leucadia Financial Corporation ("LFC"), an indirect wholly-owned subsidiary of Leucadia National Corporation ("Leucadia"), principally funded the Plan by purchasing a $20,000,000 principal amount, 12% secured convertible note due 2003 (the "Convertible Note") and 2,700,000 shares of newly issued common stock, par value $.01 per share ("Common Stock") of the Company. In addition, LFC received 1,417,986 shares of Common Stock of the Company under the Plan. These shares, together with the shares LFC purchased, constituted 41.2% of the issued and outstanding Common Stock of the Company following the bankruptcy.

3. In August 1998, in connection with the stock purchase agreements and development management agreement referred to below, the Company and LFC entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC restructured the outstanding Convertible Note held by LFC. The Restructured Note has a principal amount of approximately $26,462,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the maturity date. During the three- month period ended March 31, 1999, interest of approximately $391,000 was accrued on the Restructured Note; this amount was paid to LFC in April 1999. As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximately $7,015,000 difference between such amount and the carrying value of the Convertible Note was reflected as additional paid-in capital. The $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note will be amortized as interest expense over the term of the Restructured Note using the interest method. Approximately $193,000 was amortized as interest expense during the three-month period ended March 31, 1999.

4. In August and October 1998, in connection with the execution of the development management agreement for San Elijo Hills and the restructuring of the Convertible Note, Leucadia entered into agreements to purchase, on or after July 5, 1999, an additional 46,557,826 shares of Common Stock for aggregate consideration of $8,380,000. In 1998, Leucadia irrevocably transferred all of the Common Stock that it beneficially owned, together with the stock purchase agreements, to a trust (the "Leucadia Trust") formed for the benefit of Leucadia shareholders of record as of August 25, 1998 (the "Trust Beneficiaries"). The Leucadia Trust currently holds the 41.2% of the Company's issued and outstanding Common Stock that LFC acquired under the Plan, together with the stock purchase agreements. Upon consummation of the purchases under these stock purchase agreements, the Leucadia Trust will beneficially own 89.6% of the issued and outstanding Common Stock of the Company. Pursuant to the terms of the agreement governing the Leucadia Trust, the Leucadia Trust will terminate on the earlier of: (i) the date when all of the Company's Common Stock and any rights remaining under the stock purchase agreements have been distributed to the Trust Beneficiaries or (ii) December 31, 2001. The Company has been advised that, as promptly as practicable following the purchase of Common Stock under the two stock purchase agreements and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission, the Leucadia Trust intends to distribute to its beneficial holders all of the Company's Common Stock then owned by the Leucadia Trust.

5. Basic loss per share of Common Stock for all periods presented was calculated by dividing the net loss by the 10,000,000 shares of Common Stock outstanding for the periods.

     Diluted loss per share of Common Stock was calculated as described above. The number of shares used to calculate diluted loss per share was 10,000,000 for 1999 and 1998. The calculation of diluted loss per share does not include Common Stock equivalents of 46,557,826 and 54,400,000 for 1999 and 1998, respectively, which are antidilutive.

6. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company initially contributed $10,000,000 as capital and Leucadia contributed $10,000,000 as a preferred capital interest. The Company also contributed $125,000 as capital in 1998 and $450,000 during the three-month period ended March 31, 1999. The Company is the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch. Distributions of net income from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be distributed to the Company.

7. Pursuant to administrative services agreements, LFC provides administrative services to the Company, including providing the services of two of the Company's three executive officers. Effective March 1, 1999, the Company and LFC entered into a new three year administrative services agreement pursuant to which the Company will pay LFC an administrative fee of $296,101 for the first annual period, with the fee for subsequent annual periods to be negotiated. Fees paid by the Company to LFC totaled $74,000 for the three-month period ended March 31, 1999.

     The Company rents office space and furnishings from a subsidiary of Leucadia for a monthly amount equal to its share of the Leucadia subsidiary's cost for such space and furnishings. For the three months ended March 31, 1999, the Company accrued $37,000 in rental expense, related to space provided by Leucadia or its affiliates, to the Leucadia subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 10-K.

Liquidity and Capital Resources

For the three-month period ended March 31, 1999, net cash was provided by operating activities, principally from sales of residential properties. For the three-month period ended March 31, 1998, net cash was used in operating activities principally to fund interest and general and administrative expenses. The Company's principal sources of funds are dividends or borrowings from its subsidiaries, any fee income earned from the San Elijo Hills project and amounts receivable and advanced pursuant to the stock purchase agreements described herein. The Company is dependent upon the cash flow, if any, from the sale of real estate and management fees in order to pay its expenses, including debt service payments.

The Company expects that its cash on hand, together with cash generated from lot sales and the remaining purchase price due pursuant to the August 1998 stock purchase agreement described above, will be sufficient to meet its cash flow needs for the foreseeable future. However, the Company's ability to fund the cost of providing services required under the Development Management Agreement for San Elijo Hills after 1999 will depend significantly upon the receipt of fees under the development agreement as described below. If at any time in the future the Company's cash flow is insufficient to meet its then current cash requirements, the Company could sell real estate projects held for development or seek to borrow funds. However, any additional financing from an unaffiliated party cannot be collateralized by any of the Company's assets without LFC's consent. Accordingly, the Company may be unable to obtain financing from sources other than LFC or its affiliates.

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

In order to determine net cash flow for purposes of calculating the success fee, all cash expenditures of any nature whatsoever, including land development costs, current period operating costs, indebtedness either collateralized by the project (approximately $34,900,000 at March 31, 1999) or owed by the project's owner to Leucadia (approximately $37,300,000 at March 31, 1999) (collectively, "Indebtedness") will be deducted from total revenues received from the project. The Company is entitled to receive payments out of net cash flow, up to the aggregate amount of the Indebtedness, with the balance of the net cash flow (if any) to be paid equally to the Company and the project owner. There can be no assurance that the Company will receive any success fee for this project. The Company believes that any success fee that it may receive will be all of the net income the Company may earn as a result of its participation in the San Elijo Hills project pursuant to the Development Agreement.

As of August 14, 1998, the Company and LFC restructured the original Convertible Note held by LFC and the related loan agreement. The Restructured Note is in the principal amount of approximately $26,462,000, extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the date of maturity. During the three-month period ended March 31, 1999, the Company accrued $391,000 in interest on the Restructured Note, which was paid to LFC on April 14, 1999.

In the first quarter of 1999, the Company sold the remaining 75 residential lots at the Paradise Valley project for $2,250,000, less closing costs. The Company has certain continuing obligations with respect to this project, including the obligation to construct a recreation center. The Company estimates that construction of the recreation center for the Paradise Valley Community will be completed at a cost of approximately $1,100,000. This obligation is collateralized by a $1,000,000 collateralized letter of credit. The Company anticipates construction of the recreation center will begin in 1999.

In February 1999, one of the Company's consolidated partnerships placed approximately $197,000 on deposit with a financial institution in Salt Lake City, Utah to secure a standby letter of credit. The letter of credit was issued to guaranty the partnership's obligation to complete landscape, irrigation and fencing improvements at the Paradise Valley project.

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

In October 1998, the Company and Leucadia formed Otay Land Company, LLC. Through March 31, 1999, the Company invested $10,575,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. In 1998, Otay Land Company purchased approximately 4,800 acres of land that is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch, for approximately $19,500,000. Distributions of net income from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be distributed to the Company.

Results of Operations

Sales of residential properties increased in the three-month period ended March 31, 1999 as compared to the same period in 1998, as a result of the sale of the remaining 75 residential lots in the Paradise Valley project in 1999. Cost of sales recorded during these periods reflects the level of sales activity.

The provision for losses on real estate investments includes $225,000 reflecting an increase in the Company's estimated cost to complete the recreational center for the Paradise Valley Community.

Interest expense for 1999 reflects $391,000 due and subsequently paid to LFC on the Restructured Note and $193,000 resulting from the amortization of a portion of the difference between the fair value of the Restructured Note and the carrying value of the Convertible Note. Interest expense for 1998 reflects interest of $772,000 due on the Convertible Note which was paid by the Company.

General and administrative expenses increased in 1999 as compared to 1998 due to the increased operating activities in connection with the San Elijo Hills project and Otay Ranch project, including opening an office in Carlsbad, California.

Income tax expense for all periods presented principally relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

The Year 2000 Issue

The Company is continuing to conduct a review of its computerized systems to determine how its systems would be affected by the Year 2000 issues. The Company has engaged a consultant to review certain of its computerized systems and their Year 2000 compliance. Additionally, the Company is assessing all material third parties with which the Company has material relationships to determine their compliance with Year 2000 issues. The Company is seeking confirmation that all such third parties are or will be Year 2000 compliant and expects such inquiry to be completed by the fourth quarter of 1999.

To date the Company has not incurred any material expenses in its Year 2000 compliance efforts. No additional significant costs are anticipated and no other information technology projects have been deferred as a result of Year 2000 issues.

With respect to outside parties that could affect the Company's business as a result of Year 2000 problems, the Company believes that the most likely problems would arise because of isolated instances of shortages of supplies. However, the Company's suppliers are major businesses which it believes will be Year 2000 compliant. The Company has not developed a formal contingency plan but believes there are adequate alternative suppliers which the Company could use in the event that one of its suppliers was unable to provide supplies needed in its operations. The Company believes that in the most reasonably likely worst case, it would experience only a short-term problem causing a temporary disruption of business. However, there can be no assurance that this belief will be correct or that there will not be a material adverse effect on the Company's financial condition or results of operations.

Cautionary Statement for Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations (including Year 2000 compatibility), competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, prevailing interest rate levels, the difficulty in identifying hardware and software that may not be Year 2000 compliant, the lack of success of third parties to adequately address the year 2000 issue, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits.

     10.1 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of March 31, 1999, among HomeFed Corporation and Leucadia National Corporation.

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HOMEFED CORPORATION




                              /s/ Corinne A. Maki
                              --------------------------------------------------
                              CORINNE A. MAKI, Treasurer
                              (Authorized Signatory and Principal Financial and Accounting Officer)




Date: May 17, 1999

                                INDEX TO EXHIBITS

Exhibits
--------

10.1 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of March 31, 1999, among HomeFed Corporation and Leucadia National Corporation.

27.1           Financial Data Schedule.