Form 10-Q
period 1999-06-30
HOMEFED CORP
filed 1999-08-16
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Yes _X_   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 12, 1999, there were 56,557,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.       FINANCIAL STATEMENTS.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998
                    (Dollars in thousands, except par value)
                    ----------------------------------------


                                                       June 30,   December 31,
                                                         1999        1998
                                                         ----        ----
                                                      (Unaudited)
ASSETS
------
Land and real estate held for development and sale   $  23,334    $   4,636
Cash and cash equivalents                                2,246        3,120
Restricted cash                                          1,321        1,127
Investment in Otay Land Company, LLC                      --         10,125
Other investments                                         --             79
Deposits and other assets                                  321          164
                                                     ---------    ---------

TOTAL                                                $  27,222    $  19,251
                                                     =========    =========

LIABILITIES
-----------
Note payable to Leucadia Financial Corporation       $  20,129    $  19,736
Accounts payables and accrued liabilities                1,049          802
                                                     ---------    ---------

      Total liabilities                                 21,178       20,538
                                                     ---------    ---------

MINORITY INTEREST                                       10,000         --
-----------------                                    ---------    ---------

COMMON STOCK SUBSCRIPTION
-------------------------
Advance under common stock subscription                  6,710        6,710
                                                     ---------    ---------

STOCKHOLDERS' DEFICIT
---------------------
Common Stock, $.01 par value;
  100,000,000 shares authorized;                           100          100
  10,000,000 shares outstanding
Additional paid-in capital                             346,919      346,919
Accumulated deficit                                   (357,685)    (355,016)
                                                     ---------    ---------

       Total stockholders' deficit                     (10,666)      (7,997)
                                                     ---------    ---------

TOTAL                                                $  27,222    $  19,251
                                                     =========    =========





             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the periods ended June 30, 1999 and 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)
                  --------------------------------------------


                                                                                    For the Three                  For the Six
                                                                                  Month Period Ended           Month Period Ended
                                                                                       June 30,                     June 30,
                                                                                  ------------------           ------------------
                                                                                   1999         1998            1999         1998
                                                                                   ----         ----            ----         ----

Sales of residential properties                                                   $  --         $  --         $ 2,250       $   891
Cost of sales                                                                        --            --           2,218           894
                                                                                  -------       -------       -------       -------

Gross profit (loss)                                                                  --            --              32            (3)

Provision for losses on real estate investments                                      --            --             255          --

Interest expense relating to Leucadia Financial Corporation                           596           780         1,180         1,552
General and administrative expenses                                                   626           174         1,201           305
Management fees to Leucadia Financial Corporation                                      74            13           148            30
                                                                                  -------       -------       -------       -------

Loss from operations                                                               (1,296)         (967)       (2,752)       (1,890)
Other income, net                                                                      51            64           103           134
                                                                                  -------       -------       -------       -------

Loss before income taxes                                                           (1,245)         (903)       (2,649)       (1,756)

Income tax expense                                                                    (12)           (8)          (20)          (17)
                                                                                  -------       -------       -------       -------

Net loss                                                                          $(1,257)      $  (911)      $(2,669)      $(1,773)
                                                                                  =======       =======       =======       =======

Basic loss per common share                                                       $ (0.13)      $ (0.09)      $ (0.27)      $ (0.18)
                                                                                  =======       =======       =======       =======

Diluted loss per common share                                                     $ (0.13)      $ (0.09)      $ (0.27)      $ (0.18)
                                                                                  =======       =======       =======       =======











             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                    DEFICIT For the six months ended June 30,
                                  1999 and 1998
                                 (In thousands)
                                   (Unaudited)
               ---------------------------------------------------





                             Common
                              Stock       Additional                 Total
                            $.01 Par      Paid-In    Accumulated  Stockholders'
                              Value       Capital      Deficit      Deficit
                              -----       -------      -------      -------

BALANCE, JANUARY 1, 1998   $     100    $ 339,904    $(350,743)   $ (10,739)
   Net loss                                             (1,773)      (1,773)
                           ---------    ---------    ---------    ---------

BALANCE, JUNE 30, 1998     $     100    $ 339,904    $(352,516)   $ (12,512)
                           =========    =========    =========    =========

BALANCE, JANUARY 1, 1999   $     100    $ 346,919    $(355,016)   $  (7,997)
    Net loss                                            (2,669)      (2,669)
                           ---------    ---------    ---------    ---------


BALANCE, JUNE 30, 1999     $     100    $ 346,919    $(357,685)   $ (10,666)
                           =========    =========    =========    =========


















             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
               ---------------------------------------------------


                                                                                              1999              1998
                                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                     $(2,669)          $(1,773)

Adjustments to reconcile net loss to net cash used in operating activities:

   Provision for losses on real estate investments                                               255              --
   Accrued interest added to note payable to Leucadia Financial Corporation                      393              --
   Changes in operating assets and liabilities:
       Land and real estate held for development and sale                                      1,507               322
       Deposits and other assets                                                                (157)              226
       Accounts payable and accrued liabilities                                                  (88)               12
   Decrease (increase) in restricted cash                                                       (194)                2
                                                                                             -------           -------

       Net cash used in operating activities                                                    (953)           (1,211)
                                                                                             -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in other investments                                                          79                (2)
                                                                                             -------           -------

       Net cash provided by (used in) investing activities                                        79                (2)
                                                                                             -------           -------

Net decrease in cash and cash equivalents                                                       (874)           (1,213)

Cash and cash equivalents, beginning of period                                                 3,120             4,195
                                                                                             -------           -------

Cash and cash equivalents, end of period                                                     $ 2,246           $ 2,982
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

     During the first quarter of 1999, the limited liability company agreement governing Otay Land Company, LLC ("Otay Land Company") was amended and as a result, the Company now has the ability to control Otay Land Company. Accordingly, Otay Land Company has been included in the Company's consolidated financial statements. The Company previously had accounted for this investment under the equity method of accounting; the noncash effects on the Consolidated Statements of Cash Flows are a decrease in the investment in Otay Land Company of $10,125,000 and an increase in minority interest of $10,000,000.

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

3. In August 1998, in connection with the stock purchase agreements and development management agreement referred to below, the Company and LFC entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC restructured the outstanding Convertible Note held by LFC. The Restructured Note has a principal amount of approximately $26,462,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring , as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the maturity date. During the six-month period ended June 30, 1999, interest of approximately $787,000 was paid to LFC. As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximately $7,015,000 difference between such amount and the carrying value of the Convertible Note was reflected as additional paid-in capital. The $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note will be amortized as interest expense over the term of the Restructured Note using the interest method. Approximately $393,000 was amortized as interest expense during the six-month period ended June 30, 1999.

4. In August and October 1998, in connection with the execution of the development management agreement for San Elijo Hills (the "Development Agreement") and the restructuring of the Convertible Note, Leucadia entered into agreements to purchase, on or after July 5, 1999, an additional 46,557,826 shares of Common Stock for aggregate consideration of $8,380,000. In 1998, Leucadia irrevocably transferred all of the Common Stock that it beneficially owned, together with the stock purchase agreements, to a trust (the "Leucadia Trust") formed for the benefit of Leucadia shareholders of record as of August 25, 1998 (the "Trust Beneficiaries"). The Leucadia Trust currently holds the 41.2% of the Company's issued and outstanding Common Stock that LFC acquired under the Plan, together with the stock purchase agreements. Upon consummation of the purchases under these stock purchase agreements, the Leucadia Trust will beneficially own 89.6% of the issued and outstanding Common Stock of the Company. Pursuant to the terms of the agreement governing the Leucadia Trust, the Leucadia Trust will terminate on the earlier of: (i) the date when all of the Company's Common Stock and any rights remaining under the stock purchase agreements have been distributed to the Trust Beneficiaries or
     (ii) December 31, 2001. Under the terms of the trust agreement, the Leucadia Trust is required to distribute all of the Company's Common Stock that it owns as promptly as practicable following the purchase of Common Stock under the two stock purchase agreements and the effectiveness of a registration statement filed with the Securities and Exchange Commission.

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

6. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company initially contributed $10,000,000 as capital and Leucadia contributed $10,000,000 as a preferred capital interest. The Company also contributed $125,000 as capital in 1998 and $725,000 during the six-month period ended June 30, 1999. The Company is the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch. Distributions of net income from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be distributed to the Company.

7. Pursuant to administrative services agreements, LFC provides administrative services to the Company, including providing the services of two of the Company's three executive officers. Effective March 1, 1999, the Company and LFC entered into a new three year administrative services agreement pursuant to which the Company will pay LFC an administrative fee of $296,101 for the first annual period, with the fee for subsequent annual periods to be negotiated. Fees paid by the Company to LFC totaled $148,000 for the six-month period ended June 30, 1999.

     The Company rents office space and furnishings from a subsidiary of Leucadia for a monthly amount equal to its share of the Leucadia subsidiary's cost for such space and furnishings. For the six months ended June 30, 1999, the Company accrued $90,000 in rental expense, related to space provided by Leucadia or its affiliates, to the Leucadia subsidiary.

8. On July 8, 1999, the Company received approximately $1,670,000 in final payment of the common stock subscription and issued 46,557,826 shares of HomeFed Common Stock to the Leucadia Trust as described in Note 4 above.

     On July 15, 1999, the Company sold one of its three clustered housing development sites at the Paradise Valley project for $350,000, less closing costs. The book value of this site was approximately $315,000.

     In February 1999, one of the Company's consolidated partnerships placed approximately $197,000 on deposit with a financial institution in Salt Lake City, Utah to secure a standby letter of credit. The letter of credit was issued to guaranty the partnership's obligation to complete landscape, irrigation and fencing improvements at the Paradise Valley project. This letter of credit expired on August 6, 1999 and the cash of approximately $197,000 was deposited in the Company's operating account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 10-K.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month periods ended June 30, 1999 and 1998, net cash was used in operating activities, principally to fund interest and general and administrative expenses. The Company's principal sources of funds are dividends or borrowings from its subsidiaries, any fee income earned from the San Elijo Hills project and amounts received pursuant to the stock purchase agreements described herein. The Company is dependent upon the cash flow, if any, from the sale of real estate and management fees in order to pay its expenses, including debt service payments.

The Company expects that its cash on hand, together with cash generated from lot sales and the remaining purchase price of $1,670,000 paid to the Company in July 1999 pursuant to the August 1998 stock purchase agreement with Leucadia described above, will be sufficient to meet its cash flow needs for the foreseeable future. However, the Company's ability to provide services required under the Development Management Agreement after 1999 will depend significantly upon the receipt of fees under the Development Agreement as described below. If at any time in the future the Company's cash flow is insufficient to meet its then current cash requirements, the Company could sell real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to LFC to collateralize its $26,500,000 borrowing from LFC, it may be unable to obtain financing at favorable rates from sources other than LFC.

The Development Agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees. These fees are based on a fixed percentage of gross revenues of the project and are expected to cover the Company's cost of providing services under the Development Agreement. The Development Agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner.

To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project (approximately $31,483,000 at June 30, 1999) or owed by the project's owner to Leucadia (approximately $45,912,000 at June 30, 1999) (collectively "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of the Indebtedness. There can be no assurance, however, that the Company will receive any success fee at all for this project. The Company believes that any success fee that it may receive will be its principal source of net income earned through its participation in the San Elijo Hills project.

As of August 14, 1998, the Company and LFC entered into an Amended and Restated Loan Agreement that restructured the original Convertible Note held by LFC., originally issued by the Company in 1995 to fund its bankruptcy plan and the related loan agreement. The restructured note, dated August 14, 1998 (the "Restructured Note"):

o has a principal amount of approximately $26,500,000, which includes additions to principal from accrued and unpaid interest on the Convertible Note to the date of the restructuring, as permitted under the terms of the Convertible Note.

o        extends the maturity date from July 3, 2003 to December 31, 2004,

o        reduces the interest rate from 12% to 6%, and

o        eliminates the convertibility feature of the Convertible Note.

The Company pays interest only on the Restructured Note on a quarterly basis. The principal of the Restructured Note is not due to be repaid until December 31, 2004. During the six-month period ended June 30, 1999, the Company paid $787,000 in interest on the Restructured Note to LFC.

In the first quarter of 1999, the Company sold the remaining 75 residential lots at the Paradise Valley project for $2,250,000, less closing costs. The Company has certain continuing obligations with respect to this project, including the obligation to construct a recreation center. The Company estimates that construction of the recreation center for the Paradise Valley community will be completed at a cost of approximately $1,100,000. This obligation is collateralized by a $1,000,000 collateralized letter of credit. The Company anticipates that construction of the recreation center will begin in 1999.

In the third quarter of 1999, the Company sold one of its three clustered housing development sites at the Paradise Valley project for $350,000, less closing costs.

In February 1999, one of the Company's consolidated partnerships placed approximately $197,000 on deposit with a financial institution in Salt Lake City, Utah to secure a standby letter of credit. The letter of credit was issued to guaranty the partnership's obligation to complete landscape, irrigation and fencing improvements at the Paradise Valley project. This letter of credit expired on August 6, 1999 and the cash of approximately $197,000 was deposited in the Company's operating account.

In connection with an indemnity agreement to a third party surety, a subsidiary of the Company is required to (1) maintain either a minimum net worth of $5,000,000 and a minimum cash balance of $400,000 or (2) provide an irrevocable letter of credit. The subsidiary of the Company entered into this indemnity agreement in 1990 in connection with the construction of infrastructure improvements in a development located in LaQuinta, California. Based upon current estimates, the amount of the letter of credit required to satisfy this obligation would be approximately $460,000. The Company has not elected to deliver this letter of credit, although it may choose to do so in the future if it determines that the minimum net worth requirement restricts its operating flexibility.

In October 1998, the Company and Leucadia formed Otay Land Company, LLC. Through June 30, 1999, the Company invested $10,850,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. In 1998, Otay Land Company purchased approximately 4,800 acres of land that is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch, for approximately $19,500,000. Distributions of net income from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds will be distributed to the Company.

RESULTS OF OPERATIONS

Sales of residential properties increased in the six-month period ended June 30, 1999 compared to the same period in 1998. This increase resulted from the Company's 1999 sale of the remaining 75 residential lots in the Paradise Valley project, compared to the sale of 20 residential lots in that project in 1998. Cost of sales recorded during these periods reflects the level of sales activity.

The provision for losses on real estate investments includes $225,000, reflecting an increase in the Company's estimated cost to complete the recreational center for the Paradise Valley Community.

Interest expense for the three-month and six-month periods ended June 30, 1999 reflects $396,000 and $787,000, respectively, paid to LFC on the Restructured Note and $200,000 and $393,000, respectively, resulting from the amortization of a portion of the difference between the fair value of the Restructured Note and the carrying value of the Convertible Note. Interest expense for the three-month and six-month periods ended June 30, 1998 reflects interest of $780,000 and $1,552,000 due on the Convertible Note which was paid by the Company.

General and administrative expenses increased in both the three-month and six-month periods ended June 30, 1999 as compared to the same periods in 1998 due to the increased operating activities in connection with the San Elijo Hills project and the Otay Ranch project, including opening an office in Carlsbad, California.

Income tax expense for all periods presented relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

THE YEAR 2000 ISSUE

The year 2000 issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four digits. As a consequence, date-sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted incorrectly.

All of the Company's key software applications are purchased from mass-market software companies and, based on literature provided by software manufacturers, the Company believes that this software is designed to be year 2000 compliant. The Company's computer hardware systems are generally new and designed to be year 2000 compliant. The Company has engaged a consultant to test its systems to determine their year 2000 compliance. If systems are found not to be year 2000 compliant, they will be either repaired or replaced. To date, the Company has incurred costs of less than $5,000 in its year 2000 compliance efforts and does not anticipate making material expenditures in the future.

Based upon its year 2000 risk assessment work performed thus far, the Company believes the most likely year 2000 related failures would be related to a disruption of materials and services of loss of data or plans provided by third parties. The Company is assessing all third parties with which the Company has material relationships to determine their compliance with year 2000 issues. The Company has begun to contact suppliers with respect to their year 2000 compliance and expects this inquiry to be completed by the fourth quarter of 1999. Although the Company does not expect that these disruptions would have a material adverse effect on its financial condition or results of operations, the Company cannot assure you that its belief is correct or that its risk assessments are, in fact, accurate. There can be no assurance that the Company's vendors, suppliers and other parties with whom it does business will successfully resolve their own year 2000 problems, if any. In the event of any such failures or other year 2000 failures, there can be no assurance that there will not be a material adverse effect on the Company's financial condition or results of operations.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  (a) Exhibits.

                      27  Financial Data Schedule

                  (b) Reports on Form 8-K.

                      None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           HOMEFED CORPORATION

                           /s/ Corinne A. Maki
                           ---------------------------------------------------
                           CORINNE A. MAKI, Treasurer
                           (Authorized Signatory and Principal Financial and Accounting Officer)




Date: August 16, 1999

                                INDEX TO EXHIBITS

Exhibits
--------

   27                Financial Data Schedule.