Form 10-K405/A
period 1998-12-31
HOMEFED CORP
filed 1999-08-27
CIK 833795

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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
           1-10153

                               HOMEFED CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                33-0304982
(State or Other Jurisdiction
of Incorporation or Organization)        (I.R.S. Employer Identification No.)


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

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of August 24, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $4,411,500 on that date.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X]   No [ ]

As of December 31, 1999, there were 10,000,000 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

===============================================================================

                                EXPLANATORY NOTE

                     This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of HomeFed Corporation, as amended, for the fiscal year ended December 31, 1998.

                                     PART I

Item 1.    Business.
-------    ---------

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

                     In August and October 1998, in connection with the execution of a Development Management Agreement and the restructuring of the Convertible Note (each as described in more detail below), Leucadia entered into agreements to purchase, on or after July 5, 1999, an additional 46,557,826 shares of Common Stock for aggregate consideration of $8,380,000. In 1998, Leucadia irrevocably transferred all of the Common Stock that it beneficially owned, together with the stock purchase agreements, to a trust (the "Leucadia Trust") formed for the benefit of Leucadia shareholders of record as of August 25, 1998 (the "Trust Beneficiaries"). The Leucadia Trust currently holds the 41.2% of the Company's issued and outstanding Common Stock that LFC acquired under the Plan, together with the stock purchase agreements. Upon consummation of the purchases under these stock purchase agreements, the Leucadia Trust will beneficially own 89.6% of the issued and outstanding Common Stock of the Company. Pursuant to the terms of the agreement governing the Leucadia Trust, the Leucadia Trust will terminate on the earlier of: (i) the date when all of the Company's Common Stock and any rights remaining under the stock purchase agreements have been distributed to the Trust Beneficiaries or (ii) December 31, 2001. Under the terms of the trust agreement, Leucadia Trust is required to distribute to its beneficial holders all of the Company's Common Stock then owned by the Leucadia Trust as promptly as practicable following the purchase of Common Stock under the two stock purchase agreements and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission.

CURRENT DEVELOPMENT PROJECTS

                     The Company has been involved in the development of California real estate since its founding in 1988. After emerging from bankruptcy, the Company was engaged primarily in selling developed and undeveloped lots in bulk to homebuilders in two development projects: Paradise Valley, which is described below, and Silverwood, a 135 acre development project located in the Granite Bay area of greater Sacramento, California. While each of these projects was part of a master planned community, we were not the master plan developer for either of these projects. Substantially all of the Company's development interests in Silverwood were sold in July 1998 for approximately $3,033,000, less closing costs.

Paradise Valley

                     Paradise Valley is a community located in Solano County in the northeast portion of the City of Fairfield, California. The Company originally owned approximately one-third of this project, with the balance of the project being owned by three unrelated development companies. The Company's holdings originally included 84 acres planned for four detached single-family residential sites, three clustered housing development sites and a school site. The Company built and sold 36 residential homes on two of the detached single-family residential sites from 1995 to 1997. For the remaining single family residential sites, the Company changed its marketing strategy, by stopping its home building program and focused on selling both improved and unimproved lots in bulk.

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

                     The Company continues to own the three clustered housing development sites and a school site at the Paradise Valley project. The Company is discussing with governmental authorities the possibility of changing the project's entitlements to permit development for uses other than clustered housing. Once the Company concludes these discussions, it will determine how best to market these sites for sale, either as clustered housing, or as permitted under any amended entitlements that may be received. The school site (which is subject to a purchase option held by the local school district) and clustered housing development site have a combined book value at December 31, 1998 of approximately $4,636,000.

Master-Planned Communities

                     In 1998, the Company entered into the largest development projects in which it has been involved since emerging from bankruptcy which are its first projects involving development of master-planned communities: San Elijo Hills, for which the Company is the development manager, and a portion of the larger Otay Ranch planning area, in which the Company has an equity interest and for which it is one of several development managers.

                     For any master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities as well as open space. Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," must be obtained before development and construction may commence. In California, obtaining the necessary entitlements for large residential developments and master-planned communities is an extended process, which can involve a number of different governmental jurisdictions and agencies, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project. In addition, as a precondition to receipt of building-related permits, master-planned communities such as San Elijo Hills typically are required in California to pay impact and capacity fees, or to otherwise satisfy mitigation requirements, based on governmental assessment of the effects of their projects on the environment, including, among others, impact on infrastructure, transportation, waste disposal, education and air quality of the communities.

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

                     San Elijo Hills. In August 1998, the Company entered into a Development Management Agreement (the "Development Agreement") with San Elijo Hills Development Company, LLC, an indirect subsidiary of Leucadia that owns certain real property located in the City of San Marcos, in San Diego County, California. Pursuant to the Development Agreement, this project, which is known as San Elijo Hills, will be a master-planned community of approximately 3,400 homes and apartments as well as commercial properties expected to be completed during the course of the next ten years. Subject to recertification of the San Elijo Ranch environmental impact report, San Elijo Hills is fully entitled and the project is currently under development. The Company is the development manager of this project with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The Development Agreement provides that the Company will participate in the net profits of the project (as determined under the Development Agreement), and that the Company will receive fees for the field overhead, management and marketing services it is to provide, based on the revenues of the project. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

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

                     Otay Ranch. On October 14, 1998, the Company and Leucadia formed Otay Land Company, LLC (the "Otay Land Company") for the purpose of purchasing 4,800 non-adjoining acres of land located within the larger 22,900-acre Otay Ranch master planned community south of San Diego, California. Otay Land Company acquired this land for approximately $19,500,000. The Company contributed $10,125,000 as capital and Leucadia contributed $10,000,000 as a preferred capital interest; the Company will act as development manager of this project.

                     The City of Chula Vista and the County of San Diego have approved a general development plan for the larger planning area. Although there is no minimum time within which implementation of the general development plan must be completed, it is expected that full development of the larger planning area will take decades. This general development plan establishes land use goals, objectives and policies within the larger planning area. Any development within the larger Otay Ranch master planned community must be consistent with this general development plan. The general development plan for the larger planning area contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a proposed university site and a network of infrastructure, including roads and highways, a rail transportation system, park systems and schools.

Actual development of any of these will require that further entitlements and approvals be obtained. Because the larger planning area will be developed by several independent developers, in addition to the Company, an inability to coordinate with other developers could adversely impact the Company's development.

                     Of the 4,800 acres owned by Otay Land Company, 1,200 acres are developable and 3,600 acres are zoned as various qualities of non-developable "open space mitigation land." The Company has not yet determined how it will develop the developable land and, accordingly, it does not yet know the nature or extent of the entitlements or approvals necessary for its development. Under the general development plan, approximately 1.2 acres of open space mitigation land must be set aside for each 1.0 acre of developable land. Some owners of developable land have adequate or excess mitigation land, while other owners lack sufficient acreage of mitigation land. The Company expects to have substantially more mitigation land than it needs to develop its property at this project. A market for the Company's open space mitigation land exists among buyers in the San Diego County Region. The Company believes that a market for this land is likely to develop within the larger Otay Ranch development area as well.

                     The Company continues to evaluate how best to maximize the value of this investment. The Company believes its current cash resources will be sufficient for property maintenance, management and marketing pending its determination of how to proceed with this project. Until the Company determines its objectives, and, if necessary, secures additional entitlements and coordinates its development activities with other developers, the Company cannot predict when, or if, any revenues will be derived from this project.

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

Item 2.  Properties.
-------  -----------

                     The Company owns approximately 20 acres at the Paradise Valley project as described under Item 1 - "Business - Current Development Projects." Land held for development and sale has an aggregate book value of approximately $4,636,000 at December 31, 1998.

                     The Company's corporate headquarters are located at 1903 Wright Place, Suite 220, Carlsbad California 92008 in part of an office building sub-leased from a subsidiary of Leucadia. The Company's arrangements relating to this space are described under the heading "Certain Relationships and Related Transactions."


Item 10.   Executive Officers of the Registrant.
--------   -------------------------------------

                     As of March 24, 1999, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

Name                                  Age             Position with HomeFed                  Office Held Since
----                                  ---             ---------------------                  -----------------
Paul J. Borden                        50              President                                      1998

Corinne A. Maki                       42              Secretary and Treasurer                        1995

Curt R. Noland                        43              Vice President                                 1998


                     The officers serve at the pleasure of the board of directors of HomeFed.

                     The recent business experience of our executive officers and directors is summarized as follows:

                     Paul J. Borden. Mr. Borden has served as a director and President of HomeFed since May 1998. Mr. Borden has been a Vice President of Leucadia since August 1988, responsible for overseeing many of Leucadia's real estate investments. Mr. Borden has also served as a Vice President of Leucadia Financial Corporation, a subsidiary of Leucadia.

                     Corinne A. Maki. Ms. Maki, a certified public accountant, has served as Treasurer of HomeFed since February 1995 and Secretary since February 1998. Prior to that, Ms. Maki served as an Assistant Secretary of HomeFed since August 1995. Ms. Maki has also been a Vice President of Leucadia Financial, holding the offices of Controller, Assistant Secretary and Treasurer since October 1992. Ms. Maki has been employed by Leucadia since December 1991.

                     Curt R. Noland. Mr. Noland has served as Vice President of HomeFed since October 1998. He spent the last 19 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until immediately prior to joining HomeFed, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara, a 1,000-acre master planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations.
        -----------------------------------------------------------------------

                     The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

                     For the years ended December 31, 1998, 1997 and 1996, net cash was provided by operating activities, principally from sales of real estate. The Company's principal sources of funds are dividends or borrowings from its subsidiaries, any fee income earned from the San Elijo Hills project and amounts receivable and advanced pursuant to the stock purchase agreements with Leucadia described herein. The Company is dependent upon the cash flow, if any, from the sale of real estate and management fees in order to pay its expenses, including debt service payments.

                     The Company expects that its cash on hand, together with cash generated from lot sales and the remaining purchase price due pursuant to the August stock purchase agreement described below, will be sufficient to meet its cash flow needs for the foreseeable future. However, the Company's ability to provide services required under the Development Agreement after 1999 will depend significantly upon the receipt of fees under the Development Agreement as described below. If at any time in the future the Company's cash flow is insufficient to meet its then current cash requirements, the Company could sell real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to LFC to collateralize its $26,500,000 borrowing from LFC, it may be unable to obtain financing at favorable rates from sources other than LFC.

                     In 1998, the Company entered into agreements to sell additional common stock to Leucadia in connection with the Development Agreement and the restructuring of its Convertible Note and related loan agreement with LFC.

                     In August 1998, the Company entered into the Development Agreement with a subsidiary of Leucadia that is the owner and master developer of the San Elijo Hills project, a master planned community to be sold in phases to home builders for development of approximately 3,400 homes expected to be completed over the next ten years. Under the Development Agreement, the Company is the development manager of the San Elijo Hills project. As development manager, the Company is responsible for the overall management of the project, including arranging financing, coordinating marketing and sales activity, and acting as construction manager. The Development Agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees. These fees are based on a fixed percentage of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing services under the Development Agreement. The Development Agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner.

                     To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project (approximately $35,840,000 at December 31, 1998), or owed by the project's owner to Leucadia (approximately $33,104,000 at December 31, 1998) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of the Indebtedness. There can be no assurance, however, that the Company will receive any success fee at all for this project. The Company believes that any success fee that it may receive will be its principal source of net income earned through its participation in the San Elijo Hills project pursuant to the Development Agreement.

                     As of August 14, 1998, the Company and LFC entered into an Amended and Restated Loan Agreement that restructured the original Convertible Note held by LFC, originally issued by the Company in 1995 to fund its bankruptcy plan and the related loan agreement. The restructured note, dated August 14, 1998 (the "Restructured Note"):

          o has a principal amount of approximately $26,500,000, which includes additions to principal from accrued and unpaid interest on the Convertible Note to the date of the restructuring, as permitted under the terms of the Convertible Note,

          o    extends the maturity date from July 3, 2003 to December 31, 2004,

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

                     In August and October 1998, the Company entered into two stock purchase agreements (the "Stock Purchase Agreements") with Leucadia, pursuant to which the Company agreed to sell an aggregate of 46,557,826 additional shares of its Common Stock to Leucadia. The total purchase price for these shares was $8,380,400. During 1998 Leucadia advanced to the Company $6,710,000 of the total purchase price. This amount is refundable in the event the closings of the Stock Purchase Agreements do not occur. The Stock Purchase Agreements provide that the balance of the purchase price will be paid at the closing and that the closing will occur on or after July 5, 1999, subject to the satisfaction of certain conditions that the Company expects to be satisfied. In 1998, Leucadia assigned the Stock Purchase Agreements to the Leucadia Trust. Upon consummation of the Stock Purchase Agreements, the Leucadia Trust will own 89.6% of the Common Stock then outstanding. Under the terms of the trust agreement, the Leucadia Trust is required to distribute all of the Common Stock that it owns as promptly as practicable following the purchase of Common Stock under the Stock Purchase Agreements and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission. After giving effect to the stock purchases by the Leucadia Trust, the 5,882,014 shares of Common Stock held by the current stockholders of the Company (excluding the Leucadia Trust) will represent, in the aggregate, approximately 10.4% of the Common Stock to be outstanding. After the distribution of the Common Stock by the Leucadia Trust, Joseph S. Steinberg, a director of the Company and a director and President of Leucadia, will beneficially own approximately 12.7%, and Ian M. Cumming, Chairman of the Board of Directors of Leucadia, will beneficially own approximately 13.9%, of the Common Stock to be outstanding.

                     In 1998 and 1997, the Company entered into agreements pursuant to which it sold 81 residential lots at the Paradise Valley project for $3,611,000, ($2,719,000 in 1998), less closing costs. In the first quarter of 1999, the Company entered into an agreement pursuant to which it sold the remaining 75 residential lots at the Paradise Valley project for $2,250,000, less closing costs. The Company has certain continuing obligations with respect to this project, including the obligation to construct a recreation center. The Company estimates that construction of the recreation center for the Paradise Valley community will be completed at a cost of approximately $1,100,000. The Company has provided a $1,000,000 letter of credit for this obligation, which is collateralized by a $1,000,000 deposit. The Company anticipates construction of the recreation center will begin in 1999.

                     In February 1999, one of the Company's consolidated partnerships placed approximately $197,000 on deposit with a financial institution in Salt Lake City, Utah to secure a standby letter of credit. The letter of credit was issued to guaranty the partnership's obligation to complete landscape, irrigation and fencing improvements at the Paradise Valley project.

                     In connection with an indemnity agreement to a third party surety, a subsidiary of the Company is required to (1) maintain a minimum net worth of $5,000,000 and a minimum cash balance of $400,000 or (2) provide an irrevocable letter of credit. The subsidiary of the Company entered into this indemnity agreement in 1990 in connection with the construction of infrastructure improvements in a development located in La Quinta, California. Based upon current estimates, the amount of the letter of credit required to satisfy this obligation would be approximately $460,000. The Company has not elected to deliver this letter of credit, although it may choose to do so in the future if it determines that the minimum net worth requirement restricts operating flexibility.

                     In October 1998, the Company and Leucadia formed Otay Land Company. The Company invested $10,125,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. In 1998, Otay Land Company purchased approximately 4,800 acres of land located south of San Diego, California, for approximately $19,500,000. Distributions of net income, if any, from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds will be distributed to the Company.

                     In February 1998, the Company purchased 19 lots at the Silverwood project from LFC for a purchase price of $500,000. On July 31, 1998, the Company sold all of the 97 lots it owned in the Silverwood project to Southfork Partnership for $3,033,000, less closing costs.

                     As of December 31, 1998, the Company has net operating loss carryovers ("NOLs") of $266,245,000 available to reduce its future federal income tax liabilities and NOLs of $32,305,000 available to reduce its future state income tax liabilities. Most of these NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, the Company expects to pay federal income tax at a rate of 20% during future periods, even if these NOLs are available to reduce regular taxable income.

RESULTS OF OPERATIONS

                     Sales of residential properties increased in 1998 as compared to 1997. In 1998, the Company sold 97 lots in the Silverwood project and 61 lots at the Paradise Valley project, while in 1997, the Company sold only 82 lots and two finished homes in the Paradise Valley project. Sales of residential properties decreased in 1997 as compared to 1996 due to the greater proportion of lot sales in 1997, with only two residential home sales, compared to the greater proportion of home sales during 1996, when the Company sold 62 lots and 25 homes in the Paradise Valley project and seven homes in another project.

                     Land and real estate held for development and sale is carried at the lower of cost or fair value less costs to sell. The provisions for losses for the years ended December 31, 1998, 1997 and 1996 reflect the Company's estimates to reduce the carrying value of real estate investments to this value. As a result of recording write-downs of carrying values during each of the last three years, gross profit (loss) upon sale has been insignificant. Actual cost of sales recorded during these periods reflects the level of sales activity, as well as provisions for losses.

                     Interest expense for all years presented primarily reflects the interest due to LFC on the Restructured Note and Convertible Note, including interest of $377,000 for 1998, $2,208,000 for 1997 and $2,669,000 for 1996,
which was not paid and was added to the principal balance of the Convertible Note. Interest expense for 1998 and 1997 also reflects interest of $2,162,000 and $789,000, respectively, due on the Restructured Note and Convertible Note, which was paid by the Company. Interest of $385,000 was also paid to LFC on a construction loan in 1996.

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

                     Income tax expense for all years presented relates to state franchise taxes. The Company has not recognized any income tax benefit for its operating losses in all years presented due to the uncertainty of sufficient future taxable income which is required in order to recognize these tax benefits.

YEAR 2000

                     The year 2000 issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four digits. As a consequence, date-sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted incorrectly.

                     The Company's software applications generally are purchased from mass-market software companies and, based on literature provided by software manufacturers, the Company believes that this software is designed to be year 2000 compliant. The Company's computer hardware systems are generally new and designed to be year 2000 compliant. The Company has engaged a consultant to test its systems to determine their year 2000 compliance. If systems are found not to be year 2000 compliant, they will be either repaired or replaced. To date, the Company has incurred costs of less than $5,000 in its year 2000 compliance efforts and does not anticipate making material expenditures in the future.

                     Based upon its year 2000 risk assessment work performed thus far, the Company believes the most likely year 2000 related failures would be related to a disruption of materials and services or loss of data or plans provided by third parties. The Company is assessing all third parties with which the Company has material relationships to determine their compliance with year 2000 issues. The Company has begun to contact suppliers with respect to their year 2000 compliance and expects this inquiry to be completed by the fourth quarter of 1999. Although the Company does not expect that these disruptions would have a material adverse effect on its financial condition or results of operations, the Company cannot assure you that its belief is correct or that its risk assessments are, in fact, accurate. There can be no assurance that the Company's vendors, suppliers and other parties with whom it does business will successfully resolve their own year 2000 problems, if any. In the event of any such failures or other year 2000 failures, there can be no assurance that there will not be a material adverse effect on the Company's financial condition or results of operations.

INFLATION

                     The Company, as well as the real estate development and homebuilding industry in general, may be adversely affected by inflation, primarily because of either reduced rates of savings by consumers during periods of low inflation or higher land and construction costs during periods of high inflation. Low inflation could adversely affect consumer demand by limiting growth of savings for down payments, ultimately affecting demand for real estate and the Company's revenues. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. High inflation also increases the Company's costs of labor and materials. The Company would attempt to pass through to its customers any increases in its costs through increased selling prices. To date, high or low rates of inflation have not had a material adverse effect on the Company's results of operations. However, there is no assurance that high or low rates of inflation will not have a material adverse impact on the Company's future results of operation.

INTEREST RATES

                     The Company's operations are interest-rate sensitive. Overall housing demand is adversely affected by increases in interest costs. If mortgage interest rates increase significantly, this may negatively impact the ability of a home buyer to secure adequate financing. This could adversely affect the Company's revenues, gross margins and profitability.

                                    PART III

Item 11.  Executive Compensation
--------  ----------------------



           Set forth below is certain information with respect to the cash compensation paid by the Company to Patricia A. Wood, its former President and chief executive officer, who resigned effective May 18, 1998, for services in all capacities to the Company and its subsidiaries during the years ended 1998, 1997 and 1996. The services of the Company's current President and chief executive officer, Paul J. Borden, are provided to the Company pursuant to an Administrative Services Agreement with LFC. As a result, Mr. Borden does not receive any compensation from the Company. See Item 1. "Business -- Administrative Services; Employees" and Item 13 "Certain Relationships and Related Transactions" included in this Report. No other officer or employee of the Company received a total annual salary and bonus in excess of $100,000 during these periods.

                           SUMMARY COMPENSATION TABLE


                               ANNUAL COMPENSATION

--------------------------------------- ----------------------- -------------------------- ---------------------------------------
               Name and                          Year                    Salary                            Bonus
          Principal Position                                               ($)                              ($)
                 (a)                             (b)                       (c)                              (d)
--------------------------------------- ----------------------- -------------------------- ---------------------------------------
Paul J. Borden,                                  1998                      --                                --
President (1)

Patricia A. Wood,                                1998                    11,500                              --
President                                        1997                    26,000                             780
                                                 1996                    24,000                             780
-----------------
(1)  Mr. Borden is a Vice President of Leucadia and receives compensation from
     Leucadia.


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

Item 13.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

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

                     In March 1998, the Board of Directors of HomeFed formed a special committee of directors unaffiliated with Leucadia to consider a proposal from Leucadia that HomeFed enter into an agreement to become development manager of San Elijo Hills. This committee, consisting of Mr. Considine and Dr. Lobatz, engaged consultants to evaluate the development proposal, performed substantial due diligence with respect to the proposal, negotiated the structure of the development proposal with Leucadia (which included Leucadia's agreement to make equity financing available to HomeFed and to restructure the terms of HomeFed's outstanding $20 million convertible collateralized note issued to LFC (described below)) and recommended that the Board of Directors approve the development management agreement.

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

                     In August and October 1998, HomeFed entered into two stock purchase agreements with Leucadia, pursuant to which HomeFed agreed to sell an aggregate of 46,557,826 additional shares of its Common Stock to Leucadia for an aggregate purchase price of $8,380,000. In connection with these stock purchase agreements, Leucadia advanced to HomeFed $6,710,000 of the total purchase price, which amount is refundable in the event the closing of the stock purchase agreements do not occur. The stock purchase agreements provide that the balance of the purchase price will be paid at the closing and that the closing will occur on or after July 5, 1999, subject to the satisfaction of certain conditions that the Company expects to be satisfied. In 1998, Leucadia assigned the stock purchase agreements to the Leucadia Trust. Upon consummation of the stock purchase agreements, the Leucadia Trust will own 89.6% of the issued and outstanding HomeFed Common Stock. Under the terms of the trust agreement, Leucadia Trust is required to distribute to its beneficial holders all of the HomeFed Common Stock owned by the Leucadia Trust as promptly as practicable following the closing of stock purchases under these stock purchase agreements and the effectiveness of a registration statement filed with the Securities and Exchange Commission. After giving effect to the stock purchases by the Leucadia Trust, the 5,882,014 shares held by HomeFed's current stockholders (excluding the Leucadia Trust) will represent, in the aggregate, approximately 10.4% of the stock to be outstanding. After the distribution of stock by the Leucadia Trust, Joseph S. Steinberg will own 12.7%, and Ian M. Cumming, will own approximately 13.9%, of the outstanding HomeFed Common Stock.

                     As of October 14, 1998, HomeFed and Leucadia formed Otay Land Company, LLC. HomeFed invested $10,125,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. HomeFed is the manager of Otay Land Company. In 1998, Otay Land Company purchased approximately 4,800 acres of land that is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch for approximately $19,500,000. Distributions of net income, if any, from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be distributed to HomeFed.

                     Certain of HomeFed's administrative services and managerial support are provided to HomeFed by LFC pursuant to an administrative services agreement. Pursuant to this agreement, LFC provides the services of Paul J. Borden, HomeFed's President, and Corinne A. Maki, HomeFed's Treasurer and Secretary. Mr. Borden and Ms. Maki each are officers of LFC and Leucadia. Mr. Borden and Ms. Maki do not receive compensation for serving as officers of HomeFed. The current administrative services agreement extends through February 28, 2002 and provides for compensation (payable monthly) at an annual rate of $296,101 through February 29, 2000. A portion of this fee is allocable to Leucadia's cost of providing the services of Mr. Borden. No specific allocation has been made for providing the services of Ms. Maki. The agreement provides that the administrative fee payable to LFC for subsequent annual periods commencing March 1 of a year shall be negotiated in good faith by HomeFed and LFC. Administrative fees paid to LFC since January 1998 aggregated $212,000, of which $140,000 is attributable to Leucadia's cost of providing Mr. Borden's services.

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

                                           HOMEFED CORPORATION
                                                Registrant

                                           By:  /s/ Corinne A. Maki
                                                --------------------------
                                                Corinne A. Maki, Treasurer

Dated:  August 27, 1999