Form 10-Q/A
period 1999-03-31
HOMEFED CORP
filed 1999-08-27
CIK 833795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

  |X| AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

  |_| AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________


                         Commission file number 1-10153

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


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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



gp0j04

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                    (Dollars in thousands, except par value)
                    ----------------------------------------

                                                                                       March 31,             December 31,
                                                                                         1999                    1998
                                                                                         ----                    ----
                                                                                      (Unaudited)
ASSETS

Land and real estate held for development..........................................  $       23,090         $        4,636
Cash and cash equivalents..........................................................           4,015                  3,120
Restricted cash....................................................................           1,320                  1,127
Investment in Otay Land Company, LLC...............................................               -                 10,125
Other investments..................................................................               -                     79
Deposits and other asset...........................................................             247                    164
                                                                                     --------------         --------------
TOTAL..............................................................................  $       28,672         $       19,251
                                                                                     ==============         ==============

LIABILITIES

Note payable to Leucadia Financial Corporation.....................................  $       20,320         $       19,736
Accounts payables and accrued liabilities..........................................           1,051                    802
                                                                                     --------------         --------------

  Total liabilities................................................................          21,371                 20,538
                                                                                     --------------         --------------

MINORITY INTEREST                                                                            10,000                      -

COMMON STOCK SUBSCRIPTION
Advance under common stock subscription............................................           6,710                  6,710
                                                                                     --------------         --------------

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value; 100,000,000 shares authorized; 10,000,000 shares
outstanding........................................................................             100                    100
Additional paid-in capital.........................................................         346,919                346,919
Accumulated deficit................................................................        (356,428)              (355,016)
                                                                                     --------------         --------------

  Total stockholders' deficit......................................................          (9,409)                (7,997)
                                                                                     --------------         --------------

TOTAL..............................................................................  $       28,672         $       19,251
                                                                                     ==============         ==============

             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1999 and 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)
                    ----------------------------------------

                                                                                          1999                   1998
                                                                                          ----                   ----
Sales of residential properties................................................       $       2,250          $         891
Cost of sales..................................................................               2,218                    894
                                                                                      -------------          -------------

Gross profit (loss)............................................................                  32                     (3)

Provision for losses on real estate investments................................                 255                      -
Interest expense relating to Leucadia Financial Corporation....................                 584                    772
General and administrative expenses............................................                 575                    131
Management fees to Leucadia Financial Corporation..............................                  74                     17
                                                                                      -------------          -------------

Loss from operations...........................................................              (1,456)                  (923)
Other income - net.............................................................                  52                     70
                                                                                      -------------          -------------

Loss before income taxes.......................................................              (1,404)                  (853)

Income tax expense.............................................................                  (8)                    (9)
                                                                                      --------------         -------------

Net loss.......................................................................       $      (1,412)         $        (862)
                                                                                      ==============         =============

Basic loss per common share....................................................       $      (0.14)          $      (0.09)
                                                                                      =============          =============

Diluted loss per common share..................................................       $      (0.14)          $      (0.09)
                                                                                      =============          =============



             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               For the three months ended March 31, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
                    ----------------------------------------

                                                     Common
                                                      Stock            Additional                                      Total
                                                     $.01 Par            Paid-In              Accumulated          Stockholders'
                                                      Value              Capital                Deficit               Deficit
                                                      -----              -------                -------               -------
BALANCE, JANUARY 1, 1998.......................        $  100        $       339,904        $      (350,743)       $       (10,739)
   Net loss....................................                                                        (862)                  (862)
                                                       ------        ---------------        ---------------        ---------------
BALANCE, MARCH 31, 1998........................        $  100        $       339,904        $      (351,605)       $       (11,601)
                                                       ======        ===============        ===============        ===============
BALANCE, JANUARY 1, 1999.......................        $  100        $       346,919        $      (355,016)       $        (7,997)
   Net loss....................................                                                      (1,412)                (1,412)
                                                       ------        ---------------        ---------------        ---------------
BALANCE, MARCH 31, 1999........................        $  100        $       346,919        $      (356,428)       $        (9,409)
                                                       ======        ===============        ===============        ===============








             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
                    ----------------------------------------

                                                                                                   1999                   1998
                                                                                                   ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss................................................................................       $      (1,412)         $        (862)


Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Provision for losses on real estate investments.....................................                 255                      -
    Accrued interest added to note payable to Leucadia Financial Corporation............
                                                                                                         584                      -
    Changes in operating assets and liabilities:
      Land and real estate held for development.........................................               1,545                    324
      Deposits and other assets.........................................................                 (83)                   237
      Accounts payable and accrued liabilities..........................................                 120                     52
    Decrease (increase) in restricted cash..............................................                (193)                     3
                                                                                               -------------          -------------

      Net cash provided by (used in) operating activities...............................                 816                   (246)
                                                                                               -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease (increase) in other investments................................................                  79                     (1)
                                                                                               -------------          -------------

      Net cash provided by (used in) investing activities...............................                  79                     (1)
                                                                                               -------------          -------------

Net increase (decrease) in cash and cash equivalents....................................                 895                   (247)

Cash and cash equivalents, beginning of period..........................................               3,120                  4,195
                                                                                               -------------          -------------

Cash and cash equivalents, end of period................................................       $       4,015          $       3,948
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

3. In August 1998, in connection with the stock purchase agreements and development management agreement referred to below, the Company and LFC entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC restructured the outstanding Convertible Note held by LFC. The Restructured Note has a principal amount of approximately $26,462,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the maturity date. During the three-month period ended March 31, 1999, interest of approximately $391,000 was accrued on the Restructured Note; this amount was paid to LFC in April 1999. As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximately $7,015,000 difference between such amount and the carrying value of the Convertible Note was reflected as additional paid-in capital. The $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note will be amortized as interest expense over the term of the Restructured Note using the interest method. Approximately $193,000 was amortized as interest expense during the three-month period ended March 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

           For the three-month period ended March 31, 1999, net cash was provided by operating activities, principally from sales of residential properties. For the three-month period ended March 31, 1998, net cash was used in operating activities, principally to fund interest and general and administrative expenses. The Company's principal sources of funds are dividends or borrowings from its subsidiaries, any fee income earned from the San Elijo Hills project and amounts receivable and advanced pursuant to the stock purchase agreements described herein. The Company is dependent upon the cash flow, if any, from the sale of real estate and management fees in order to pay its expenses, including debt service payments.

           The Company expects that its cash on hand, together with cash generated from lot sales and the remaining purchase price due pursuant to the August 1998 stock purchase agreement with Leucadia, described below, will be sufficient to meet its cash flow needs for the foreseeable future. However, the Company's ability to provide services required under the Development Agreement after 1999 will depend significantly upon the receipt of fees under the Development Agreement as described below. If at any time in the future the Company's cash flow is insufficient to meet its then current cash requirements, the Company could sell real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to LFC to collateralize its $26,500,000 borrowing from LFC, it may be unable to obtain financing at favorable rates from sources other than LFC.

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

           To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project (approximately $34,900,000 at March 31, 1999), or owed by the project's owner to Leucadia (approximately $37,300,000 at March 31, 1999) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of the Indebtedness. There can be no assurance, however, that the Company will receive any success fee at all for this project. The Company believes that any success fee that it may receive will be its principal source of net income earned through its participation in the San Elijo Hills project.

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

RESULTS OF OPERATIONS

           Sales of residential properties increased in the three-month period ended March 31, 1999 compared to the same period in 1998. This increase resulted from the Company's 1999 sale of the remaining 75 residential lots in the Paradise Valley project, compared to the sale of 20 residential lots in that project in 1998. Cost of sales recorded during these periods reflects the level of sales activity.

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



                                     HOMEFED CORPORATION

                                     /s/ Corinne A. Maki
                                     ---------------------------------------
                                     CORINNE A. MAKI, Treasurer
                                     (Authorized Signatory and Principal
                                     Financial and Accounting Officer)



Date:  August 27, 1999