Form 10-K405/A
period 1998-12-31
HOMEFED CORP
filed 1999-09-22
CIK 833795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                                 AMENDMENT NO. 3


[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1998

                                       Or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 1-10153


                               HOMEFED CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                    33-0304982
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


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


NY2:\811493\04\H#5H04!.DOC\76830.0194

                                EXPLANATORY NOTE

                     This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of HomeFed Corporation, as amended, for the fiscal year ended December 31, 1998.

                                     PART II

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


                                                                                      Year Ended December 31,
                                                    -------------------------------------------------------------------------------
                                                       1998              1997             1996             1995           1994
                                                    ------------     -------------    -------------    -------------  -------------
                                                                        (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Sales of residential and commercial properties      $  5,752            $4,011           $8,988           $9,422          $4,484
  Gross profit (loss)                                       38              (37)            (464)              426              66
  Interest expense                                       2,828             2,997            3,063            1,458              --
  Loss from operations                                 (4,545)           (3,864)          (6,424)          (2,435)         (3,020)
  Reorganization items-expense                               -                 -                -          (1,924)         (1,424)
  Loss before extraordinary item                       (4,481)           (3,577)          (6,297)          (4,161)         (4,294)
  Extraordinary item:
           Extinguishment of debt - bankruptcy               -                 -                -          108,881               -
  Net earnings (loss)                                  (4,481)           (3,577)          (6,297)          104,720         (4,294)
  Per share:
  Basic earnings (loss) per common share:
           Loss before extraordinary item             $ (0.45)          $ (0.36)         $ (0.63)         $ (0.42)        $ (0.43)
           Extraordinary item                                -                 -                -            10.89               -
                                                    ------------     -------------    -------------    -------------  -------------

                     Net earnings (loss)              $ (0.45)           $(0.36)         $ (0.63)          $ 10.47        $ (0.43)
                                                    ============     =============    =============    =============  =============

  Diluted earnings (loss) per common share:
           Loss before extraordinary item             $ (0.45)           $(0.36)         $ (0.63)         $ (0.09)        $ (0.43)
           Extraordinary item                                -                 -                -             3.35               -
                                                    ------------     -------------    -------------    -------------  -------------
                     Net earnings (loss)              $ (0.45)           $(0.36)         $ (0.63)           $ 3.26        $ (0.43)
                                                    ============     =============    =============    =============  =============


                                                                                      At December 31,
                                                    -------------------------------------------------------------------------------
                                                       1998              1997             1996             1995           1994
                                                    ------------     -------------    -------------    -------------  -------------
                                                                         (In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
  Land and real estate held for development            $ 4,636            $9,652         $ 13,528         $ 22,069        $ 21,139
  Total assets                                          19,043            15,457           17,091           26,851          23,387
  Notes payable to Leucadia Financial Corporation       19,736            26,085           23,877           26,996           1,199
  Other notes payable                                        -                 -                -              126             173
  Stockholders' deficit                                (8,205)          (10,739)          (7,162)            (865)       (106,845)
  Shares outstanding                                    10,000            10,000           10,000           10,000          10,000
  Book value per common share                          $(0.82)          $ (1.07)         $ (0.72)         $ (0.09)       $ (10.68)


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



Dated:  September 21, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of HomeFed Corporation:


                     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' deficit and cash flows, after the restatement described in Note 1, present fairly, in all material respects, the financial position of Homefed Corporation (the "Company") as of December 31, 1998 and 1997, and the results of their operations, changes in stockholders' deficit and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP


Salt Lake City, Utah
March 19, 1999, except Note 1, Basis of Presentation, as to which the date is September 21, 1999.

HOMEFED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
(Dollars in thousands, except par value)


                                                                        1998                 1997
                                                                    -------------        ------------
ASSETS

Land and real estate held for development and sale                  $      4,636         $      9,652
Cash and cash equivalents                                                  3,120                4,195
Restricted cash                                                            1,127                1,073
Investment in Otay Land Company, LLC                                       9,917                   -
Other investments                                                             79                   75
Deposits and other assets                                                    164                  462
                                                                    -------------        ------------

TOTAL                                                               $     19,043         $     15,457
                                                                    =============        ============

LIABILITIES

Note payable to Leucadia Financial Corporation                      $     19,736         $     26,085
Accounts payable and accrued liabilities                                     802                  111
                                                                    -------------        ------------

       TOTAL LIABILITIES                                                  20,538               26,196
                                                                    -------------        ------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBSCRIPTION

Advance under common stock subscription                                    6,710                   -

STOCKHOLDERS' DEFICIT

Common stock, $.01 par value,
    100,000,000 shares authorized;
    10,000,000 shares outstanding                                            100                  100
Additional paid-in capital                                               346,919              339,904
Accumulated deficit                                                     (355,224)            (350,743)
                                                                    -------------        -------------

       TOTAL STOCKHOLDERS' DEFICIT                                        (8,205)             (10,739)
                                                                    -------------        -------------

TOTAL                                                               $     19,043         $     15,457
                                                                    =============        ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

HOMEFED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 1998, 1997 and 1996
(Dollars in thousands, except per share amounts)


                                                                  1998                 1997                1996
                                                              -------------        -------------       ------------
Sales of residential properties                               $      5,752         $      4,011        $      8,988

Cost of sales                                                        5,714                4,048               9,452
                                                              -------------        -------------       ------------

Gross profit (loss)                                                     38                  (37)               (464)

Provision for losses on real estate investments                        425                  153               1,583
Interest expense relating to Leucadia Financial
    Corporation                                                      2,828                2,997               3,054
Other interest expense                                                  -                    -                    9
General and administrative expenses                                  1,192                  597               1,171
Management fees to Leucadia Financial Corporation                      138                   80                 143
                                                              -------------        -------------       ------------

Loss from operations                                                (4,545)              (3,864)             (6,424)
Equity in losses from Otay Land Company, LLC                          (208)                  -                   -
Other income - net                                                     312                  319                 181
                                                              -------------        -------------       ------------

Loss before income taxes                                            (4,441)              (3,545)             (6,243)

Income tax expense                                                     (40)                 (32)                (54)
                                                              -------------        -------------       -------------

Net loss                                                      $     (4,481)        $     (3,577)       $     (6,297)
                                                              =============        =============       =============

Basic loss per common share                                   $     (0.45)         $     (0.36)        $     (0.63)
                                                              ============         ============        ============

Diluted loss per common share                                 $     (0.45)         $     (0.36)        $     (0.63)
                                                              ============         ============        ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

HOMEFED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the years ended December 31, 1998, 1997 and 1996
(Dollars in thousands)


                                                  Common
                                                   Stock            Additional                                     Total
                                                 $.01 Par            Paid-in             Accumulated           Stockholders'
                                                   Value             Capital               Deficit                Deficit
                                                  ------           ------------        -------------             ----------
BALANCE, JANUARY 1, 1996                          $  100           $    339,904        $   (340,869)             $    (865)

    Net loss                                                                                 (6,297)                (6,297)
                                                  ------           ------------        -------------             ----------

BALANCE, DECEMBER 31, 1996                           100                339,904            (347,166)                (7,162)

    Net loss                                                                                 (3,577)                (3,577)
                                                  ------           ------------        -------------             ----------

BALANCE, DECEMBER 31, 1997                           100                339,904            (350,743)               (10,739)

    Contribution of capital resulting from
       restructuring of note payable to
       Leucadia Financial Corporation                                     7,015                                      7,015

    Net loss                                                                                 (4,481)                (4,481)
                                                  ------           ------------        -------------             ----------

BALANCE, DECEMBER 31, 1998                        $  100           $    346,919        $   (355,224)             $  (8,205)
                                                  ======           ============        =============             ==========










              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

HomeFed Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(Dollars in thousands)



                                                                                      1998             1997             1996
                                                                                 -------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $     (4,481)    $     (3,577)    $     (6,297)

Adjustments to reconcile net loss to net cash provided by operating activities:
    Provision for losses on real estate investments                                       425              153            1,583
    Accrued interest added to notes payable to
          Leucadia Financial Corporation                                                  666            2,208            2,957
    Equity in losses from Otay Land Company, LLC                                          208               -                -
    Changes in operating assets and liabilities:
          Land and real estate held for development and sale                            4,591            3,723            6,958
          Deposits and other assets                                                       298              136              366
          Accounts payable and accrued liabilities                                        691             (265)            (218)
    Decrease (increase) in restricted cash                                                (54)              12               20
                                                                                 -------------    -------------    ------------


          Net cash provided by operating activities                                     2,344            2,390            5,369
                                                                                 -------------    -------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in other assets                                                                   -                -               250
Contributions to Otay Land Company, LLC                                               (10,125)              -                -
Distributions from joint ventures                                                          -                -                 7
Decrease (increase) in other investments                                                   (4)              (4)              12
                                                                                 -------------    -------------    ------------

          Net cash provided by (used in) investing activities                         (10,129)              (4)             269
                                                                                 -------------    -------------    ------------


(continued)






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

HomeFed Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended December 31, 1998, 1997 and 1996
(Dollars in thousands)


                                                                         1998                 1997                1996
                                                                     ------------         ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to notes payable to Leucadia Financing
    Corporation                                                      $         -          $         -         $      1,439
Repayments of notes payable to Leucadia Financing
    Corporation                                                                -                    -               (7,515)
Repayments of other notes payable                                              -                    -                 (126)
Advance under common stock subscription                                     6,710                   -                   -
                                                                     ------------         ------------        -------------
          Net cash provided by (used in) financing activities               6,710                   -               (6,202)
                                                                     ------------         ------------        -------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                            (1,075)               2,386                (564)

CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR                                                                 4,195                1,809               2,373
                                                                     ------------         ------------        ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $      3,120         $      4,195        $      1,809
                                                                     ============         ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

Cash paid for interest (net of amounts capitalized)                  $      2,162         $        789        $        492
                                                                     ============         ============        ============

Cash paid for income taxes                                           $         28         $         31        $         59
                                                                     ============         ============        ============






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

           The Company accounts for its investment in Otay Land Company, LLC ("Otay Land Company"), under the equity method of accounting since the Company has the ability to exert significant influence but does not control this investment.


           The consolidated financial statements have been restated to reflect the accrual of a minority interest charge of $208,000 representing Leucadia National Corporation's ("Leucadia") minimum preferred return in Otay Land Company from its inception (October 1998) through December 31, 1998. In addition, certain amounts for prior periods have been reclassified to be consistent with the 1998 presentation.


           LAND AND REAL ESTATE HELD FOR DEVELOPMENT AND SALE - Land and real estate held for development and sale is carried at the lower of cost or fair value less costs to sell. The cost of land and real estate held for development and sale includes all expenditures incurred in connection with the acquisition, development and construction of the property, including interest and property taxes. Revenue from incidental operations relating specifically to property under development is treated as a reduction of capitalized costs. Land costs included in land and real estate held for development and sale are allocated to lots based on relative fair values prior to development and are charged to cost of sales at the time of sale.

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

2.         LAND AND REAL ESTATE HELD FOR DEVELOPMENT AND SALE

           A summary of land and real estate held for development and sale by project follows:

                                                   December 31,
                                                   ------------
                                            1998                 1997
                                            ----                 ----

Paradise Valley                        $    4,636,000       $    7,265,000

Silverwood                                         -             2,387,000
                                       --------------       --------------
             Total                     $    4,636,000       $    9,652,000
                                       ==============       ==============


           Interest capitalized in land and real estate held for development and sale in 1996 was $26,000. No interest was capitalized in land and real estate held for development and sale during 1998 and 1997.

           All land and real estate held for development and sale is property in California and is pledged as collateral under the Amended and Restated Loan Agreement.

3.         NOTES PAYABLE

           As of August 14, 1998, the Company and LFC entered into an Amended and Restated Loan Agreement pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the Company's outstanding 12% Secured Convertible Note due 2003 ("Convertible Note") held by LFC. The restructured note dated August 14, 1998 (the "Restructured Note") has a principal amount of approximately $26,462,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. The Restructured Note is collateralized by a perfected first priority security interest in all assets of the borrower, whether now owned or hereafter acquired. No principal payments are due under the Restructured Note until its maturity date.

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

4.         INVESTMENT IN OTAY LAND COMPANY, LLC

           On October 14, 1998, the Company and Leucadia formed Otay Land Company for the purpose of purchasing 4,800 acres of land located within the 22,900-acre Otay Ranch planning area, located south of San Diego, California. The Company initially contributed $10,000,000 as capital and Leucadia contributed $10,000,000 as a preferred capital interest to Otay Land Company and the Company contributed an additional $125,000 as capital in 1998; the Company will act as development manager of this project.

           The following table provides certain summarized data with respect to Otay Land Company accounted for by the Company using the equity method of accounting for the year ended December 31, 1998.

                Assets                                       $     20,460,000

                Liabilities                                           335,000
                                                             ----------------
                            Net Assets                       $     20,125,000
                                                             ================

     The Company's portion of the reported net assets        $     10,125,000
                                                             ================

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

           At December 31, the net deferred tax asset consisted of the following:

                                       1998                 1997
                                       ----                 ----

     NOL carryforwards            $     95,789,000     $     89,623,000
     Land basis                          3,081,000            6,000,000
     Other                                  28,000               78,000
                                  -----------------    ----------------
                                        98,898,000           95,701,000
     Valuation allowance               (98,898,000)         (95,701,000)
                                  -----------------    ----------------
                                  $              0     $              0
                                  =================    ================

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

                     (b) Stock Purchase Agreements. In August and October 1998, the Company entered into stock purchase agreements (the "Stock Purchase Agreements") with Leucadia, pursuant to which the Company agreed to sell an aggregate of 46,557,826 additional shares of its Common Stock to Leucadia for an aggregate purchase price of $8,380,000. In connection with the Stock Purchase Agreements, Leucadia advanced to the Company $6,710,000 of the total purchase price, which amount is refundable in the event the closing of the Stock Purchase Agreements do not occur. The Stock Purchase Agreements provide that the balance of the purchase price will be paid at the closing and that the closing will occur on or after July 5, 1999, subject to the satisfaction of certain conditions. In 1998, Leucadia assigned the Stock Purchase Agreements to the Leucadia Trust. Upon consummation of the Stock Purchase Agreements, the Leucadia Trust will own 89.6% of the Common Stock to be outstanding. The Company has been advised that, following the purchase of Common Stock under the two Stock Purchase Agreements and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission, the Leucadia Trust intends to distribute to its beneficial holders all of the Company's Common Stock owned by the Trust as promptly as practicable.

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

           (d) Otay Land Company, LLC. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company initially contributed $10,000,000 as capital and Leucadia contributed $10,000,000 as a preferred capital interest. The Company also contributed $125,000 as capital in 1998. The Company will act as the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land which is part of a 22,900-acre project located south of San Diego, California, known as Otay Ranch.

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