Form 10-Q/A
period 1999-03-31
HOMEFED CORP
filed 1999-09-22
CIK 833795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


                                 AMENDMENT NO. 2


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


NY2:\809900\07\HCX807!.DOC\76830.0194

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.


                      HOMEFED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                    (Dollars in thousands, except par value)
                    ----------------------------------------


                                                                                                 March 31,          December 31,
                                                                                                   1999                 1998
                                                                                               --------------      --------------
                                                                                                (Unaudited)
ASSETS
Land and real estate held for development.............................................         $        2,530      $        4,636
Cash and cash equivalents.............................................................                  4,005               3,120
Restricted cash.......................................................................                  1,320               1,127
Investment in Otay Land Company, LLC..................................................                 10,110               9,917
Other investments.....................................................................                      -                  79
Deposits and other asset..............................................................                    247                 164
                                                                                               --------------      --------------
TOTAL.................................................................................         $       18,212      $       19,043
                                                                                               ==============      ==============

LIABILITIES
Note payable to Leucadia Financial Corporation........................................         $       20,320      $       19,736
Accounts payables and accrued liabilities.............................................                  1,049                 802
                                                                                               --------------      --------------

  Total liabilities...................................................................                 21,369              20,538
                                                                                               --------------      --------------

COMMON STOCK SUBSCRIPTION
Advance under common stock subscription...............................................                  6,710               6,710
                                                                                               --------------      --------------

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value; 100,000,000 shares authorized; 10,000,000 shares
outstanding...........................................................................                    100                 100
Additional paid-in capital............................................................                346,919             346,919
Accumulated deficit...................................................................               (356,886)           (355,224)
                                                                                               --------------      --------------

  Total stockholders' deficit.........................................................                 (9,867)             (8,205)
                                                                                               --------------      --------------

TOTAL.................................................................................         $       18,212      $       19,043
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

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1999 and 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)
                    ----------------------------------------


                                                                                                   1999               1998
                                                                                               -------------      -------------

Sales of residential properties.........................................................       $       2,250      $         891
Cost of sales...........................................................................               2,218                894
                                                                                               -------------      -------------

Gross profit (loss).....................................................................                  32                 (3)

Provision for losses on real estate investments.........................................                 255                  -
Interest expense relating to Leucadia Financial Corporation.............................                 584                772
General and administrative expenses.....................................................                 568                131
Management fees to Leucadia Financial Corporation.......................................                  74                 17
                                                                                               -------------      -------------

Loss from operations....................................................................              (1,449)              (923)
Equity in losses from Otay Land Company, LLC                                                            (257)                 -
Other income - net......................................................................                  52                 70
                                                                                               -------------      -------------

Loss before income taxes................................................................              (1,654)              (853)

Income tax expense......................................................................                  (8)                (9)
                                                                                               --------------     -------------

Net loss................................................................................       $      (1,662)     $        (862)
                                                                                               ==============     =============

Basic loss per common share.............................................................       $      (0.17)      $      (0.09)
                                                                                               =============      =============
Diluted loss per common share...........................................................       $      (0.17)      $      (0.09)
                                                                                               =============      =============



             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               For the three months ended March 31, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
               --------------------------------------------------


                                                      Common
                                                      Stock            Additional                                      Total
                                                     $.01 Par            Paid-In              Accumulated          Stockholders'
                                                      Value              Capital                Deficit               Deficit
                                                       ------        ---------------        ---------------        ---------------
BALANCE, JANUARY 1, 1998.......................        $  100        $       339,904        $      (350,743)       $       (10,739)
   Net loss....................................                                                        (862)                  (862)
                                                       ------        ---------------        ---------------        ---------------
BALANCE, MARCH 31, 1998........................        $  100        $       339,904        $      (351,605)       $       (11,601)
                                                       ======        ===============        ===============        ===============
BALANCE, JANUARY 1, 1999.......................        $  100        $       346,919        $      (355,224)       $        (8,205)
   Net loss....................................                                                      (1,662)                (1,662)
                                                       ------        ---------------        ---------------        ---------------
BALANCE, MARCH 31, 1999........................        $  100        $       346,919        $      (356,886)       $        (9,867)
                                                       ======        ===============        ===============        ===============









             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
               --------------------------------------------------


                                                                                                   1999                1998
                                                                                               -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss................................................................................       $      (1,662)      $        (862)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Provision for losses on real estate investments.....................................                 255                   -
    Accrued interest added to note payable to Leucadia Financial Corporation............
                                                                                                         584                   -
    Equity in losses from Otay Land Company, LLC                                                         257                   -
    Changes in operating assets and liabilities:
      Land and real estate held for development.........................................               1,851                 324
      Deposits and other assets.........................................................                 (83)                237
      Accounts payable and accrued liabilities..........................................                 247                  52
    Decrease (increase) in restricted cash..............................................                (193)                  3
                                                                                               -------------       -------------

      Net cash provided by (used in) operating activities...............................               1,256                (246)
                                                                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Contributions to Otay Land Company, LLC                                                                 (450)                  -

Decrease (increase) in other investments................................................                  79                  (1)
                                                                                               -------------       -------------

      Net cash used in investing activities.............................................                (371)                 (1)
                                                                                               --------------      -------------

Net increase (decrease) in cash and cash equivalents....................................                 885                (247)

Cash and cash equivalents, beginning of period..........................................               3,120               4,195
                                                                                               -------------       -------------

Cash and cash equivalents, end of period................................................       $       4,005       $       3,948
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


      The Company's unaudited interim financial statements have been restated to reflect the accrual of a minority interest charge of $250,000 per quarter representing Leucadia National Corporation's ("Leucadia") minimum preferred return in Otay Land Company, LLC ("Otay Land Company") and to reflect Otay Land Company under the equity method of accounting rather than the consolidation method of accounting because Leucadia, although the minority member of Otay Land Company, has certain approval rights which could, if exercised, affect the Company's ability to control Otay Land Company. The noncash effects on the consolidated financial statements are a decrease in land of $20,560,000, a decrease in minority interest of $10,000,000 and an increase in Investment in Otay Land Company, LLC of $10,110,000. Effective September 20, 1999, the Company and Leucadia amended the limited liability company agreement for Otay Land Company to eliminate these approval rights and, as a result, the Company has the ability to control Otay Land Company effective as of September 20, 1999. Accordingly, Otay Land Company will be consolidated in the Company's financial statements as of September 30, 1999.




2. In 1992, the Company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company emerged from bankruptcy in 1995 pursuant to a plan of reorganization (the "Plan"). Leucadia Financial Corporation ("LFC"), an indirect wholly-owned subsidiary of Leucadia, principally funded the Plan by purchasing a $20,000,000 principal amount, 12% secured convertible note due 2003 (the "Convertible Note") and 2,700,000 shares of newly issued common stock, par value $.01 per share ("Common Stock") of the Company. In addition, LFC received 1,417,986 shares of Common Stock of the Company under the Plan. These shares, together with the shares LFC purchased, constituted 41.2% of the issued and outstanding Common Stock of the Company following the bankruptcy.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

                     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations (including year 2000 compatibility), competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, prevailing interest rate levels, the difficulty in identifying hardware and software that may not be year 2000 compliant, the lack of success of third parties to adequately address the year 2000 issue, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors and the cautionary statements contained throughout this report. Additional information on factors that may affect the business and financial results can be found in the Company's other filings with the SEC. All forward-looking statements should be considered in light of these risks and uncertainties. The Company assumes no responsibility to update forward-looking statements made in this report unless otherwise required by law.

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





Date:  September 21, 1999