Form 10-Q/A
period 1999-06-30
HOMEFED CORP
filed 1999-09-22
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

                     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. ON AUGUST 12, 1999, THERE WERE 56,557,826 OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE.



NY2:\809892\08\HCX008!.DOC\76830.0194

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998
                    (Dollars in thousands, except par value)
                    ----------------------------------------


                                                                                 June 30,             December 31,
                                                                                   1999                  1998
                                                                               --------------       --------------
                                                                                (Unaudited)
ASSETS
Land and real estate held for development and sale                                     $2,531              $ 4,636
Cash and cash equivalents                                                               2,205                3,120
Restricted cash                                                                         1,321                1,127
Investment in Otay Land Company, LLC                                                   10,119                9,917
Other investments                                                                           -                   79
Deposits and other assets                                                                 321                  164
                                                                               --------------       --------------

TOTAL                                                                                 $16,497              $19,043
                                                                               ==============       ==============

LIABILITIES
Note payable to Leucadia Financial Corporation                                        $20,129              $19,736
Accounts payables and accrued liabilities                                               1,032                  802
                                                                               --------------       --------------

        Total liabilities                                                              21,161               20,538
                                                                               --------------       --------------

COMMON STOCK SUBSCRIPTION
Advance under common stock subscription                                                 6,710                6,710
                                                                               --------------       --------------

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value;
  100,000,000 shares authorized;                                                          100                  100
  10,000,000 shares outstanding
Additional paid-in capital                                                            346,919              346,919
Accumulated deficit                                                                 (358,393)            (355,224)
                                                                               --------------       --------------

        Total stockholders' deficit                                                  (11,374)              (8,205)
                                                                               --------------       --------------

TOTAL                                                                                 $16,497              $19,043
                                                                               ==============       ==============



             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the periods ended June 30, 1999 and 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)
                    ----------------------------------------


                                                       For the Three Month Period                For the Six Month Period
                                                            Ended June 30,                             Ended June 30,
                                                     --------------------------------          ----------------------------
                                                        1999                 1998                  1999             1998
                                                        ----                 ----                  ----             ----
Sales of residential properties                      $        -         $           -          $       2,250      $     891
Cost of sales                                                 -                     -                  2,218            894
                                                     ----------         -------------          -------------      ---------

Gross profit (loss)                                           -                     -                     32           ( 3)

Provision for losses on real estate
   investments                                                -                     -                    255              -
Interest expense relating to Leucadia
   Financial Corporation
                                                            596                   780                  1,180          1,552
General and administrative expenses
                                                            609                   174                  1,177            305
Management fees to Leucadia Financial
   Corporation                                               74                    13                    148             30
                                                     ----------         -------------          -------------      ---------

Loss from operations                                    (1,279)                 (967)                (2,728)        (1,890)
Equity in losses from Otay Land Company,                  (266)                     -                  (523)              -
   LLC
Other income, net                                            50                    64                    102            134
                                                     ----------         -------------          -------------      ---------

Loss before income taxes                                (1,495)                 (903)                (3,149)        (1,756)

Income tax expenses                                        (12)                   (8)                   (20)           (17)
                                                     ----------         -------------          -------------      ---------

Net loss                                             $  (1,507)         $       (911)          $     (3,169)      $ (1,773)
                                                     ==========         =============          =============      =========

Basic loss per common share                          $   (0.15)         $      (0.09)          $      (0.32)      $  (0.18)
                                                     ==========         =============          =============      =========

Diluted loss per common share                        $   (0.15)         $      (0.09)          $      (0.32)      $  (0.18)
                                                     ==========         =============          =============      =========



             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the six months ended June 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
                 -----------------------------------------------


                                                    Additional
                               Common Stock          Paid-In            Accumulated            Total Stockholders'
                              $.01 Par Value         Capital              Deficit                    Deficit
                              --------------         -------              -------                    -------

BALANCE, JANUARY 1, 1998          $100              $339,904             $(350,743)                  $(10,739)
      Net Loss                                                              (1,773)                    (1,773)
                                  ----              --------             ----------                  ---------

BALANCE, JUNE 30, 1998            $100              $339,904             $(352,516)                  $(12,512)
                                  ====              ========             ==========                  =========

BALANCE, JANUARY 1, 1999          $100              $346,919             $(355,224)                 $  (8,205)
      Net Loss                                                              (3,169)                    (3,169)
                                  ----              --------             ----------                  ---------

BALANCE, JUNE 30, 1999            $100              $346,919             $(358,393)                  $(11,374)
                                  ====              ========             ==========                  =========









             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
                 -----------------------------------------------

                                                                                               1999                 1998
                                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                  $     (3,169)        $     (1,773)

Adjustments to reconcile net loss to net cash used in operating activities:

       Provision for losses on real estate investments                                             255                    -
       Accrued interest added to note payable to Leucadia Financial Corporation                    393                    -
       Equity in losses from Otay Land Company, LLC                                                523                    -
       Changes in operating assets and liabilities:
           Land and real estate held for development and sale                                    1,850                  322
           Deposits and other assets                                                              (157)                 226
           Accounts payable and accrued liabilities                                                230                   12
       Decrease (increase) in restricted cash                                                     (194)                   2
                                                                                          -------------        ------------

           Net cash used in operating activities                                                  (269)              (1,211)
                                                                                          -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Contributions to Otay Land Company, LLC                                                           (725)                   -

Decrease (increase) in other investments                                                            79                   (2)
                                                                                          -------------        ------------

           Net cash used in investing
           activities                                                                             (646)                  (2)
                                                                                          -------------        ------------

Net decrease in cash and cash equivalents                                                         (915)              (1,213)

Cash and cash equivalents, beginning of period                                                   3,120                4,195
                                                                                          -------------        ------------

Cash and cash equivalents, end of period                                                  $      2,205         $      2,982
                                                                                          =============        ============



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


           The Company's unaudited interim financial statements have been restated to reflect the accrual of a minority interest charge of $250,000 per quarter representing Leucadia National Corporation's ("Leucadia") minimum preferred return in Otay Land Company, LLC ("Otay Land Company") and to reflect Otay Land Company under the equity method of accounting rather than the consolidation method of accounting because Leucadia, although the minority member of Otay Land Company, has certain approval rights which could, if exercised, affect the Company's ability to control Otay Land Company. The noncash effects on the consolidated financial statements are a decrease in land of $20,803,000, a decrease in minority interest of $10,000,000 and an increase in Investment in Otay Land Company, LLC of $10,119,000. Effective September 20, 1999, the Company and Leucadia amended the limited liability company agreement for Otay Land Company to eliminate these approval rights and, as a result, the Company has the ability to control Otay Land Company effective as of September 20, 1999. Accordingly, Otay Land Company will be consolidated in the Company's financial statements as of September 30, 1999.


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



                                HOMEFED CORPORATION

                                /s/ CORINNE A. MAKI
                                -----------------------------------------------
                                CORINNE A. MAKI, Treasurer
                                (Authorized Signatory and Principal Financial and Accounting Officer)





Date: September 21, 1999