Form 10-Q
period 1999-09-30
HOMEFED CORP
filed 1999-11-15
CIK 833795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

                         Commission file number 1-10153

                               HOMEFED CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    33-0304982
          --------                                    ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

            1903 Wright Place, Suite 220, Carlsbad, California 92008
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (760) 918-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes   X    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 12, 1999, there were 56,557,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

76830.0194

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.       FINANCIAL STATEMENTS.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                    (Dollars in thousands, except par value)
 ------------------------------------------------------------------------------

                                                                                          September 30,          December 31,
                                                                                              1999                   1998
                                                                                              ----                   ----
                                                                                           (Unaudited)
ASSETS
Land and real estate held for development and sale                                            $23,493               $ 5,008
Cash and cash equivalents                                                                       3,621                 3,120
Restricted cash                                                                                 1,129                 1,127
Investment in Otay Land Company, LLC                                                            -                     9,917
Other investments                                                                               -                        79
Deposits and other assets                                                                         286                   164
                                                                                           ----------            ----------

TOTAL                                                                                        $ 28,529               $19,415
                                                                                             ========              ========

LIABILITIES
Note payable to Leucadia Financial Corporation                                                $20,337               $19,736
Recreation center liability                                                                     1,008                   875
Accounts payable and accrued liabilities                                                          872                   299
                                                                                           ----------           -----------

      Total liabilities                                                                        22,217                20,910
                                                                                            ---------             ---------

MINORITY INTEREST                                                                              10,958                -
                                                                                            ---------          ------------

COMMON STOCK SUBSCRIPTION
Advance under common stock subscription                                                        -                      6,710
                                                                                         ------------             ---------

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value;  100,000,000 shares authorized;
  56,557,826 and 10,000,000 shares outstanding                                                    566                   100
Additional paid-in capital                                                                    354,833               346,919
Accumulated deficit                                                                          (360,045)             (355,224)
                                                                                           ----------              --------

       Total stockholders' deficit                                                             (4,646)                (8,205)
                                                                                           ----------             ----------

TOTAL                                                                                      $   28,529             $   19,415
                                                                                           ==========             ==========




            See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the periods ended September 30, 1999 and 1998
                    (In thousands, except per share amounts)
                                   (Unaudited)
 ------------------------------------------------------------------------------

                                                                               For the Three                  For the Nine
                                                                            Month Period Ended             Month Period Ended
                                                                               September 30,                  September 30,
                                                                           -----------------------      -----------------------
                                                                              1999          1998           1999         1998
                                                                              ----          ----           ----         ----

Sales of residential properties                                            $   350        $ 3,969        $ 2,600        $ 4,860
Cost of sales                                                                  418          3,840          2,636          4,734
                                                                           -------        -------        -------        -------

Gross profit (loss)                                                            (68)           129            (36)           126

Provision for losses on real estate investments                               --             --              255           --
Interest expense relating to Leucadia Financial Corporation                    609            684          1,789          2,236
General and administrative expenses                                            677            262          1,854            567
Equity in losses from Otay Land Company, LLC                                   256           --              779           --
Management fees to Leucadia Financial Corporation                               74             14            222             44
                                                                           -------        -------        -------        -------

Loss from operations                                                        (1,684)          (831)        (4,935)        (2,721)
Other income, net                                                               72            117            174            251
                                                                           -------        -------        -------        -------

Loss before income taxes and minority interest                              (1,612)          (714)        (4,761)        (2,470)
Income tax expense                                                             (10)            (8)           (30)           (25)
                                                                           -------        -------        -------        -------

Loss before minority interest                                               (1,622)          (722)        (4,791)        (2,495)
Minority interest                                                              (30)          --              (30)          --
                                                                           -------        -------        -------        -------

Net loss                                                                   $(1,652)       $  (722)       $(4,821)       $(2,495)
                                                                           =======        =======        =======        =======

Basic loss per common share:                                               $ (0.03)       $ (0.07)       $ (0.20)       $ (0.25)
                                                                           =======        =======        =======        =======

Diluted loss per common share:                                             $ (0.03)       $ (0.07)       $ (0.20)       $ (0.25)
                                                                           =======        =======        =======        =======



            See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              For the nine months ended September 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
 ------------------------------------------------------------------------------




                                                      Common
                                                       Stock        Additional                                Total
                                                     $.01 Par         Paid-In           Accumulated        Stockholders'
                                                       Value          Capital             Deficit            Deficit
                                                       -----          -------             -------            -------

BALANCE, JANUARY 1, 1998                             $     100         $ 339,904         ($350,743)        ( $10,739)
   Contribution of capital resulting from
   restructuring of note payable to
   Leucadia Financial Corporation                                          7,015                               7,015
   Net loss                                                                                 (2,495)           (2,495)
                                                     ---------         ---------         ---------         ---------

BALANCE, SEPTEMBER 30, 1998                          $     100         $ 346,919         ($353,238)        ($  6,219)
                                                     =========         =========         =========         =========

BALANCE, JANUARY 1, 1999                             $     100         $ 346,919         ($355,224)        $  (8,205)
  Issuance of 46,557,826 shares of
   Common Stock                                            466             7,914                              8,380

    Net loss                                                                               (4,821)           (4,821)
                                                     ---------         ---------         ---------         ---------

BALANCE, SEPTEMBER 30, 1999                          $     566         $ 354,833         ($360,045)        $  (4,646)
                                                     =========         =========         =========         =========




            See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
 ------------------------------------------------------------------------------


                                                                                                     1999             1998
                                                                                                     ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                           ($ 4,821)         ($ 2,495)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

   Provision for losses on real estate investments                                                      255              --
   Minority interest                                                                                     30              --
   Interest added to note payable to Leucadia Financial Corporation                                     601               475
   Equity in losses from Otay Land Company, LLC                                                         779              --
   Changes in operating assets and liabilities:
       Land and real estate held for development and sale                                             2,236             4,078
       Deposits and other assets                                                                       (122)                6
       Recreation center liability                                                                      133              --
       Accounts payable and accrued liabilities                                                         513                83
   Increase in restricted cash                                                                           (2)              (53)
                                                                                                   --------          --------

       Net cash provided by (used in) operating activities                                             (398)            2,094
                                                                                                   --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Contributions to Otay Land Company, LLC                                                                (850)             --
Decrease (increase) in other investments                                                                 79                (3)
                                                                                                   --------          --------

       Net cash used in investing activities                                                           (771)               (3)
                                                                                                   --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds received from the sale of Common Stock                                                       1,670              --
Advance under common stock subscription from Leucadia Shareholder Trust                                --               5,000
                                                                                                   --------          --------

       Net cash provided by financing activities                                                      1,670             5,000
                                                                                                   --------          --------

Net increase in cash and cash equivalents                                                               501             7,091

Cash and cash equivalents, beginning of period                                                        3,120             4,195
                                                                                                   --------          --------

Cash and cash equivalents, end of period                                                           $  3,621          $ 11,286
                                                                                                   ========          ========



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

     During the third quarter of 1999, the limited liability company agreement governing Otay Land Company, LLC ("Otay Land Company") was amended and as a result, the Company now has the ability to control Otay Land Company. Accordingly, Otay Land Company has been included in the Company's consolidated financial statements. The Company previously had accounted for this investment under the equity method of accounting; the noncash effects on the consolidated financial statements are a decrease in the investment in Otay Land Company of $9,988,000, an increase in minority interest of $10,928,000 and an increase in land and real estate held for development and sale of $20,976,000.

     Certain amounts for prior periods have been reclassified to be consistent with the third quarter 1999 presentation.

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

3. In August 1998, in connection with the stock purchase agreements and development management agreement referred to below, the Company and LFC entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC restructured the outstanding Convertible Note held by LFC. The Restructured Note has a principal amount of approximately $26,500,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as permitted under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the maturity date. During the nine-month period ended September 30, 1999, interest of approximately $1,188,000 was paid to LFC. As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximately $7,015,000 difference between such amount and the carrying value of the Convertible Note was reflected as additional paid-in capital. The $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note will be amortized as interest expense over the term of the Restructured Note using the interest method. Approximately $601,000 was amortized as interest expense during the nine-month period ended September 30, 1999.

4. In August and October 1998, in connection with the execution of the development management agreement for San Elijo Hills (the "Development Agreement") and the restructuring of the Convertible Note, Leucadia entered into two agreements to purchase, on or after July 5, 1999, 46,557,826 shares of Common Stock for aggregate consideration of $8,380,000. In 1998, Leucadia irrevocably transferred all of the Common Stock that is beneficially owned, together with these stock purchase agreements, to a trust (the "Leucadia Trust") formed for the benefit of Leucadia shareholders of record as of August 25, 1998 (the "Trust Beneficiaries"). On July 8, 1999, the Company received approximately $1,670,000 from the Leucadia Trust as final payment of the stock purchase agreements and the Company issued 46,557,826 shares of HomeFed Common Stock to the Leucadia Trust. Upon consummation of

     ITEM 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
             Continued

     the purchases under these stock purchase agreements, the Leucadia Trust beneficially owned 89.6% of all the issued and outstanding Common Stock of the Company. In October 1999, the Leucadia Trust distributed all of the Company's Common Stock that it owned to the Trust Beneficiaries and the Leucadia Trust was subsequently dissolved.

5. Basic loss per share of Common Stock for three-month and nine-month periods ended 1999 was calculated by dividing the net loss by 53,015,383 and 24,496,096 shares of Common Stock, respectively. Basic loss per share of Common Stock for the three-month and nine-month periods ended 1998 was calculated by dividing the net loss by 10,000,000 shares of Common Stock.

     Diluted loss per share of Common Stock was calculated as described above. The calculation of diluted loss per share does not include Common Stock equivalents of 37,056,112 and 54,400,000 for three-month and nine-month periods ended 1998 which are antidilutive.

6. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company initially contributed $10,000,000 as capital and Leucadia contributed $10,000,000 as a preferred capital interest. The Company also contributed $125,000 as capital in 1998 and $850,000 during the nine-month period ended September 30, 1999. The Company is the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch. Distributions of net income from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be distributed to the Company.

7. Pursuant to administrative services agreements, LFC provides administrative services to the Company, including providing the services of two of the Company's three executive officers. Effective March 1, 1999, the Company and LFC entered into a new three year administrative services agreement pursuant to which the Company will pay LFC an administrative fee of $296,101 for the first annual period, with the fee for subsequent annual periods to be negotiated. Fees incurred by the Company to LFC totaled $222,000 and $44,000 for the nine-month periods ended September 30, 1999 and 1998, respectively.

     The Company rents office space and furnishings from a subsidiary of Leucadia for a monthly amount equal to its share of the Leucadia subsidiary's cost for such space and furnishings. For the nine-months ended September 30, 1999, the Company incurred $134,000 in rental expense, of which $129,000 was paid in 1999, related to space provided by the Leucadia subsidiary.

8. In August 1998, one of the Company's consolidated partnerships placed approximately $1,000,000 on deposit with a financial institution in Salt Lake City, Utah to secure a standby letter of credit. The letter of credit was issued to guaranty the partnership's obligation to complete the recreation center at the Paradise Valley project. This letter of credit expired on August 31, 1999 and the cash of approximately $1,000,000 was deposited in an escrow account that will be drawn upon as the recreation center is completed. Construction on the recreation center began during the third quarter 1999.

     On September 21, 1999, the Company entered into an agreement to sell the two remaining clustered housing development sites at the Paradise Valley project for $1,575,000 less closing costs. Of this purchase price, the Company has received $500,000 as a non-refundable deposit. The book value for these sites was approximately $1,463,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 10-K.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended September 30, 1999, net cash was used in operating activities, principally to fund interest and general and administrative expenses. For the nine-month period ended September 30, 1998, net cash was provided by operating activities, principally from sales of real estate. The Company's principal sources of funds are dividends or borrowings from its subsidiaries, any fee income earned from the San Elijo Hills project and amounts received pursuant to the stock purchase agreements described herein. The Company is dependent upon the cash flow, if any, from the sale of real estate and management fees in order to pay its expenses, including debt service payments.

The Company expects that its cash on hand, together with cash generated from lot sales, will be sufficient to meet its cash flow needs for the foreseeable future. However, the Company's ability to provide services required under the Development Agreement, as described below, after 1999 will depend significantly upon the receipt of fees under the Development Agreement. If at any time in the future the Company's cash flow is insufficient to meet its then current cash requirements, the Company could sell real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to LFC to collateralize its $26,500,000 borrowing from LFC, it may be unable to obtain financing at favorable rates from sources other than LFC.

The Development Agreement provides that the Company will receive certain fees in connection with the San Elijo Hills project. These fees consist of marketing, field overhead and management service fees. These fees are based on a fixed percentage of gross revenues of the project and are expected to cover the Company's cost of providing services under the Development Agreement. The Development Agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner.

To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project (approximately $31,483,000 at September 30, 1999) or owed by the project's owner to Leucadia (approximately $53,010,000 at September 30, 1999) (collectively "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of the Indebtedness. There can be no assurance, however, that the Company will receive any success fee at all for this project. The Company believes that any success fee that it may receive will be its principal source of net income earned through its participation in the San Elijo Hills project.

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

o    reduces the interest rate from 12% to 6% and

o    eliminates the convertibility feature of the Convertible Note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS. continued

The Company pays interest only on the Restructured Note on a quarterly basis. The principal of the Restructured Note is not due to be repaid until December 31, 2004. During the nine-month period ended September 30, 1999, the Company paid $1,188,000 in interest on the Restructured Note to LFC.

In the first quarter of 1999, the Company sold the remaining 75 residential lots at the Paradise Valley project for $2,250,000, less closing costs. In the third quarter of 1999, the Company sold one of its three clustered housing development sites at the Paradise Valley project for $350,000, less closing costs and entered into a contract to sell the remaining two clustered housing development sites for $1,575,000, less closing costs, and received $500,000 as a non-refundable deposit for these sales. The Company has certain continuing obligations with respect to this project, including the obligation to construct a recreation center. The Company estimates that construction of the recreation center for the Paradise Valley community will be completed at a cost of approximately $1,100,000. This obligation had been collateralized by a $1,000,000 letter of credit that expired in August 1999. Cash of approximately $1,000,000 has been deposited in an escrow account that will be drawn upon as the recreation center is completed. Construction on the recreation center began during the third quarter 1999. In February 1999, one of the Company's consolidated partnerships placed approximately $197,000 on deposit with a financial institution in Salt Lake City, Utah to secure a standby letter of credit issued to guaranty the partnership's obligation to complete landscape, irrigation and fencing improvements at the Paradise Valley project. In August 1999 the partnership satisfied its obligation, the letter of credit expired, and the $197,000 was returned to the Company.

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

In October 1998, the Company and Leucadia formed Otay Land Company. Through September 30, 1999, the Company invested $10,975,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. In 1998, Otay Land Company purchased approximately 4,800 acres of land that is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch, for approximately $19,500,000. Distributions of net income from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds will be distributed to the Company.

RESULTS OF OPERATIONS

Sales of residential properties decreased in the nine-month period ended September 30, 1999 compared to the same period in 1998. This decrease resulted from the Company's sale, in the nine-month period ended September 30, 1999, of the remaining 75 residential lots and one of its clustered housing developments in the Paradise Valley project, compared to the sale of 41 residential lots in that project and 97 lots in the Silverwood project in the comparable period in 1998. Cost of sales recorded during these periods reflects the level of sales activity.

The provision for losses on real estate investments includes $225,000, reflecting an increase in the Company's estimated cost to complete the recreational center for the Paradise Valley community.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS. continued


Interest expense for the three-month and nine-month periods ended September 30, 1999 reflects $400,000 and $1,188,000, respectively, paid to LFC on the Restructured Note and $209,000 and $601,000, respectively, resulting from the amortization of a portion of the difference between the fair value of the Restructured Note and the carrying value of the Convertible Note. Interest expense for the three-month and nine-month periods ended September 30, 1998 reflects $684,000 and $2,236,000, respectively, on the Original Note and the Restructured Note, of which approximately $1,761,000 was paid to LFC, approximately $377,000 was not paid and was added to the principal balance of the Original Note and approximately $98,000 was not paid and was added to the principal balance of the Restructured Note.

General and administrative expenses increased in both the three-month and nine-month periods ended September 30, 1999 as compared to the same periods in 1998 due to the increased operating activities primarily in connection with the San Elijo Hills project, including opening an office in Carlsbad, California.

The increase in the Company's management fees to LFC result from additional charges related to the San Elijo Hills project which commenced in September, 1998.

Income tax expense for all periods presented relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income required in order to record such tax benefits.

THE YEAR 2000 ISSUE

The year 2000 issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four digits. As a consequence, date-sensitive systems may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted incorrectly.

All of the Company's key software applications are purchased from mass-market software companies and, based on literature provided by software manufacturers, the Company believes that this software is designed to be year 2000 compliant. The Company's computer hardware systems are generally new and designed to be year 2000 compliant. The Company engaged a consultant to test its systems and they were determined to be year 2000 compliant. To date, the Company has incurred costs of less than $5,000 in its year 2000 compliance efforts and does not anticipate making material expenditures in the future.

Based upon its year 2000 risk assessment work performed thus far, the Company believes the most likely year 2000 related failures would be related to a disruption of materials and services or loss of data or plans provided by third parties. The Company is assessing all third parties with which the Company has material relationships to determine their compliance with year 2000 issues. The Company has contacted suppliers with respect to their year 2000 compliance and expects this inquiry to be completed by the fourth quarter of 1999. Although the Company does not expect that these disruptions would have a material adverse effect on its financial condition or results of operations, the Company cannot assure you that its belief is correct or that its risk assessments are, in fact, accurate. There can be no assurance that the Company's vendors, suppliers and other parties with whom it does business will successfully resolve their own year 2000 problems, if any. In the event of any such failures or other year 2000 failures, there can be no assurance that there will not be a material adverse effect on the Company's financial condition or results of operations.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations (including year 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS. continued

compatibility), competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, prevailing interest rate levels, the difficulty in identifying hardware and software that may not be year 2000 compliant, the lack of success of third parties to adequately address the year 2000 issue, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations or to reflect the occurrence of unanticipated events, unless otherwise required by law.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


                  (a) Exhibits.

                               3 Amended and Restated By-laws of HomeFed Corporation as amended through October 25, 1999.

                               10    Purchase and Sale Agreement and Escrow
                                     Instructions, dated as of September 21,
                                     1999, by and between Paradise Valley
                                     Communities No. 1 and Western Pacific
                                     Housing, Inc.

                               27   Financial Data Schedule

                  (b) Reports on Form 8-K.

                               The Company filed a current report on Form 8-K dated October 12, 1999 which sets forth information under Item 5, Other Events.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           HOMEFED CORPORATION




                           --------------------------
                           CORINNE A. MAKI, Treasurer
                           (Authorized Signatory and Principal Financial and Accounting Officer)




Date: November 15, 1999

                                INDEX TO EXHIBITS


  Exhibit
  Number       Description

     3 Amended and Restated By-laws of HomeFed Corporation as amended through October 25, 1999.

     10 Purchase and Sale Agreement and Escrow Instructions, dated as of September 21, 1999, by and between Paradise Valley Communities No. 1 and Western Pacific Housing, Inc.

     27   Financial Data Schedule