Form 10-K405
period 1999-12-31
HOMEFED CORP
filed 2000-03-30
CIK 833795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1999 Or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period
     from               to
          --------------   -------------

                        Commission file number: 1-10153

                               HOMEFED CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                    33-0304982
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

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of March 17, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $31,323,500 on that date.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [x] No [_]

As of March 17, 2000, there were 56,807,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

NY2:\874722\09\76830.0194

                                     PART I

Item 1. Business.
-----------------

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

           The Company's development projects consist of two master planned communities located in San Diego County, California: San Elijo Hills, and a portion of the larger Otay Ranch planning area.

         As development manager for these projects, the Company is responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities. The Company will develop its communities in phases to allow the Company flexibility to sell finished lots to suit market conditions and to enable it to create stable and attractive neighborhoods. Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction.

For any master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities as well as open space. Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," must be obtained before development and construction may commence, often involving a number of different governmental jurisdictions and agencies, challenges through litigation, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project. In addition, as a precondition to receipt of building-related permits, master-planned communities such as San Elijo Hills typically are required in California to pay impact and capacity fees, or to otherwise satisfy mitigation requirements.

Current Development Projects

                  San Elijo Hills. In August 1998, the Company entered into a Development Management Agreement (the "Development Agreement") with San Elijo Hills Development Company, LLC, an indirect subsidiary of Leucadia National Corporation (together with its subsidiaries, "Leucadia") that owns certain real property located in the City of San Marcos, in San Diego County, California. Pursuant to the Development Agreement, this project, which is known as San Elijo Hills, will be a master-planned community of approximately 3,400 homes and apartments as well as commercial properties expected to be completed during the course of the next ten years. As a result of the recertification of its environmental impact report, San Elijo Hills is fully entitled. The Company is the development manager of this project with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The Development Agreement provides that the Company will participate in the net profits of the project, and that the Company will receive fees for the field overhead, management and marketing services it is to provide, based on the revenues of the project. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

           During the first quarter of 2000, 189 residential sites in two neighborhoods were sold to builders for aggregate net consideration of $20,770,000. Three neighborhoods, consisting of 296 residential sites, are under contract for sale for aggregate consideration of $45,100,000. While the Company expects that some of these neighborhoods will close during 2000, these contracts are subject to various closing conditions and termination rights if the closing conditions are not satisfied. Therefore, no assurances can be given that any of these sales under contract will occur. Two additional neighborhoods, consisting of approximately 252 residential sites, comprise the balance of the seven neighborhoods presented for sale in 1999.

           An additional 6 neighborhoods, consisting of 987 residential sites, have been presented for sale during the first quarter 2000.

           Otay Ranch. On October 14, 1998, the Company and Leucadia formed Otay Land Company, LLC (the "Otay Land Company") for the purpose of purchasing 4,800 non-adjoining acres of land located within the larger 22,900-acre Otay Ranch master planned community south of San Diego, California. Otay Land Company acquired this land for $19,500,000. The Company has contributed $11,300,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest; the Company will act as development manager of this project.

           The City of Chula Vista and the County of San Diego have approved a general development plan for the larger planning area. Although there is no minimum time within which implementation of the general development plan must be completed, it is expected that full development of the larger planning area will take decades. This general development plan establishes land use goals, objectives and policies within the larger planning area. Any development within the larger Otay Ranch master planned community must be consistent with this general development plan. The general development plan for the larger planning area contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a proposed university site and a network of infrastructure, including roads and highways, a rail transportation system, park systems and schools. Actual development of any of these will require that further entitlements and approvals be obtained. Because the larger planning area will be developed by several independent developers, in addition to the Company, an inability to coordinate with other developers could adversely affect the Company's development.

           Of the 4,800 acres owned by Otay Land Company, 1,200 acres are developable and 3,600 acres are zoned as various qualities of non-developable "open space mitigation land." The Company has entered into an option agreement to sell 85 acres of developable land for a sales price of $4,100,000. The Company has received a non-refundable payment of $500,000 for this option, which is scheduled to expire in December 2000, subject to extension. The Company has not yet determined whether it will develop or sell the remaining developable land and, accordingly, it does not yet know the nature or extent of the entitlements or approvals that may be necessary.

           Under the general development plan, approximately 1.2 acres of open space mitigation land must be set aside for each 1.0 acre of developable land. Some owners of developable land have adequate or excess mitigation land, while other owners lack sufficient acreage of mitigation land. The Company expects to have substantially more mitigation land than it would need to develop its property at this project. A market for the Company's open space mitigation land exists among buyers in the San Diego County Region. The Company believes that a market for this land is likely to develop within the larger Otay Ranch development area as well.

           The Company continues to evaluate how best to maximize the value of this investment. The Company believes its current cash resources will be sufficient for property maintenance, management and marketing costs pending its determination of how to proceed with this project. Until the Company determines its objectives, and, if necessary, secures additional entitlements and coordinates its development activities with other developers, the Company cannot predict when, or if, any revenues will be derived from this project.

Other Projects

           Paradise Valley. The Company owns two clustered housing development sites, which are under contract to be sold for anticipated net proceeds of $1,450,000, and a school site at the Paradise Valley project, a community located in Fairfield, California. The school site (which is subject to a purchase option held by the local school district) and clustered housing development sites have a combined book value at December 31, 1999 of $2,500,000.

           The Company has certain continuing obligations with respect to this project, including the obligation to construct a recreation center. Construction of this recreation center began during 1999 and is expected to cost approximately $1,200,000. Cash of $1,000,000 was deposited in an escrow account that is being drawn upon as the recreation center is being completed. At December 31, 1999, $868,000 remained in escrow.

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

Relationship with Leucadia; Administrative Services Agreement

           Since emerging from bankruptcy in 1995, administrative services and managerial support have been provided to HomeFed by a subsidiary of Leucadia. Leucadia funded HomeFed's bankruptcy plan by purchasing stock and debt of the Company. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           In 1999, Leucadia completed the distribution of HomeFed Common Stock to shareholders of Leucadia. As a result, Joseph S. Steinberg, Chairman of the Board of HomeFed, and Ian M. Cumming, a director of HomeFed, together with their respective family members (excluding trusts for the benefit of Mr. Steinberg's children) beneficially own approximately 12.7% and 13.9%, respectively, of the outstanding Common Stock. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At March 13, 2000, they each beneficially owned (together with their respective family members but excluding trusts for the benefit of Mr. Steinberg's children) approximately 17.9% and 16.4%, respectively, of Leucadia's outstanding common shares.

           Under the current administrative services agreement, which extends through February 28, 2002, Leucadia provides the services of Mr. Paul J. Borden, HomeFed's President, and Ms. Corinne A. Maki, HomeFed's Treasurer and Secretary, in addition to various administrative functions. Mr. Borden and Ms. Maki each are officers of Leucadia or its subsidiaries. The annual fee paid to Leucadia under this agreement aggregated $296,000, payable monthly, through February 29, 2000. The parties are currently negotiating the annual fee to be paid under this agreement commencing March 1, 2000.

Item 2. Properties.
-------------------

         The Company owns approximately 20 acres at the Paradise Valley project and approximately 4,800 non-adjoining acres at the Company's Otay Ranch project, as described under Item 1 - "Business." Land held for development and sale has an aggregate book value of $23,707,000 at December 31, 1999.

           The Company's corporate headquarters are located at 1903 Wright Place, Suite 220, Carlsbad California 92008 in part of an office building sub-leased from Leucadia for a monthly amount equal to its share of Leucadia's cost for such space and furnishings. The agreement pursuant to which the space and furnishings are provided extends through February 28, 2005 (coterminous with Leucadia's occupancy of the space) and provides for a monthly rental of $15,865, effective March 1, 2000.

Item 3. Legal Proceedings.
--------------------------

           The Company is not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

           The following matters were submitted to a vote at the Company's 1999 Annual Meeting of stockholders held on December 14, 1999.

a) Election of Directors.

                                                         Number of Shares
                                                    For              Withheld

Patrick D. Bienvenue.............................. 42,409,438        560,538
Paul  J. Borden................................... 42,703,040        266,936
Timothy M. Considine.............................. 42,702,241        267,735
Ian M. Cumming.................................... 42,702,899        267,077
Michael A. Lobatz................................. 42,408,850        561,126
Joseph S. Steinberg............................... 42,701,501        268,475


b. Approval of the Company's 1999 Stock Incentive Plan.

For...........................................................       39,079,482
Against.......................................................        3,002,942
Abstentions...................................................          887,550
Broker non-votes..............................................             --

c. Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 1999.

For...........................................................       42,792,079
Against.......................................................           88,240
Abstentions...................................................           89,656
Broker non-votes..............................................             --

Item 10..Executive Officers of the Registrant.
----------------------------------------------

           As of March 17, 2000, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

Name                   Age        Position with HomeFed       Office Held Since
----                   ---        ---------------------       -----------------

Paul J. Borden         51         President                            1998

Corinne A. Maki        43         Secretary and Treasurer              1995

Curt R. Noland         43         Vice President                       1998

           The officers serve at the pleasure of the board of directors of HomeFed.

           The  recent  business   experience  of  our  executive   officers  is
summarized as follows:

           Paul J. Borden. Mr. Borden has served as a director and President of HomeFed since May 1998. Mr. Borden has been a Vice President of Leucadia since August 1988, responsible for overseeing many of Leucadia's real estate investments.

           Corinne A. Maki. Ms. Maki, a certified public accountant, has served as Treasurer of HomeFed since February 1995 and Secretary since February 1998. Prior to that, Ms. Maki served as an Assistant Secretary of HomeFed since August 1995. Ms. Maki has also been a Vice President of Leucadia Financial Corporation, a subsidiary of Leucadia, holding the offices of Controller, Assistant Secretary and Treasurer since October 1992. Ms. Maki has been employed by Leucadia since December 1991.

           Curt R. Noland. Mr. Noland has served as Vice President of HomeFed since October 1998. He spent the last 20 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until immediately prior to joining HomeFed, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara, a 1,000-acre master planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
--------------------------------------------------------------------------------
Matters.
--------

           The following table sets forth certain information concerning the market price of the Company's Common Stock for each quarterly period within the two most recent fiscal years.

                                                      High         Low
                                                      ----         ---
Year ended December 31, 1998
     First Quarter                                 $   .3125 $   .0625
     Second Quarter                                    .3125     .03125
     Third Quarter                                     .3125     .0100
     Fourth Quarter                                    .4375     .03125

Year ended December 31, 1999
     First Quarter                                 $   .3000 $   .03125
     Second Quarter                                    .7500     .03125
     Third Quarter                                    1.0000     .0100
     Fourth Quarter                                   1.0000     .1500

Year ended December 31, 2000
     First Quarter (through March 17, 2000)        $   .8300 $   .5200

           The Company's Common Stock is traded in the over-the-counter market. The Company's Common Stock is not listed on any stock exchange, and price information for the Common Stock is not regularly quoted on any automated quotation system. The prices above are based on bid quotations, as published by the National Association of Securities Dealers OTC Bulletin Board Service, and represent interdealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 17, 2000, the closing bid price for the Company's Common Stock was $.77 per share. As of this date, there were 14,047 stockholders of record. The Company did not declare dividends on its Common Stock during 1998 or 1999 and it does not anticipate that it will pay dividends for the foreseeable future.

           The Company's Common Stock does not currently meet the minimum requirements for listing on a national securities exchange or inclusion on the Nasdaq Stock Market. If the Company's Common Stock becomes eligible to be listed or included on the Nasdaq Stock Market, the Company will consider its alternatives with respect to the trading market for the Company's Common Stock.

           The transfer agent for the Company's Common Stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

Item 6. Selected Financial Data.
--------------------------------

           The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial
Condition and Results of Operations," contained in Item 7 of this Report. Effective September 20, 1999, Otay Land Company is included in the Company's consolidated financial statements; previously this investment had been accounted for under the equity method. Certain amounts for prior periods have been reclassified to be consistent with the 1999 presentation.

                                                                               Year Ended December 31,
                                                  -------------------------------------------------------------------------
                                                    1999            1998            1997            1996            1995
                                                  ---------       ---------       ---------       ---------       ---------
                                                                  (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Sales of residential properties                 $   2,600       $   5,752       $   4,011       $   8,988       $   9,422
  Gross profit (loss)                                   (36)             38             (37)           (464)            426
  Interest expense                                    2,404           2,828           2,997           3,063           1,458
  Loss from operations                               (6,458)         (4,545)         (3,864)         (6,424)         (2,435)
  Reorganization items-expense                         --              --              --              --            (1,924)
  Loss before extraordinary item                     (7,282)         (4,481)         (3,577)         (6,297)         (4,161)
  Extraordinary item:
         Extinguishment of debt - bankruptcy           --              --              --              --           108,881
  Net earnings (loss)                                (7,282)         (4,481)         (3,577)         (6,297)        104,720
  Per share:
  Basic earnings (loss) per common share:
         Loss before extraordinary item           $   (0.22)      $   (0.45)      $   (0.36)      $   (0.63)      $   (0.42)
         Extraordinary item                            --              --              --              --             10.89
                                                  ---------       ---------       ---------       ---------       ---------
                  Net earnings (loss)             $   (0.22)      $   (0.45)      $   (0.36)      $   (0.63)      $   10.47
                                                  =========       =========       =========       =========       =========

  Diluted earnings (loss) per common share:
         Loss before extraordinary item           $   (0.22)      $   (0.45)      $   (0.36)      $   (0.63)      $   (0.09)
         Extraordinary item                            --              --              --              --              3.35
                                                  ---------       ---------       ---------       ---------       ---------
                  Net earnings (loss)             $   (0.22)      $   (0.45)      $   (0.36)      $   (0.63)      $    3.26
                                                  =========       =========       =========       =========       =========

                                                                                At December 31,
                                                    ----------------------------------------------------------------------
                                                       1999            1998          1997           1996          1995
                                                    ------------    -----------    ----------    -----------    ----------
                                                                   (In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
Land and real estate held for development and sale     $ 23,707      $  5,008      $ 10,408      $ 14,284      $ 23,015
Total assets                                             27,528        19,415        16,213        17,847        27,797
Notes payable to Leucadia Financial Corporation          20,552        19,736        26,085        23,877        26,996
Other notes payable                                        --            --            --            --             126
Stockholders' deficit                                    (7,107)       (8,205)      (10,739)       (7,162)         (865)
Shares outstanding                                       56,558        10,000        10,000        10,000        10,000
Book value per common share                            $  (0.13)     $  (0.82)     $  (1.07)     $  (0.72)     $  (0.09)

           Basic earnings (loss) per common share was calculated using 32,577,357 weighted shares outstanding for 1999 and 10,000,000 shares outstanding for 1998, 1997, 1996 and 1995. Book value per common share was calculated using 56,557,826 shares outstanding for 1999 and 10,000,000 shares outstanding for 1998, 1997, 1996 and 1995.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

           The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report.

Liquidity and Capital Resources

           For the year ended December 31, 1999, net cash was used in operating activities, principally to fund the San Elijo Hills project and Otay Ranch project. For the years ended December 31, 1998 and 1997, net cash was provided by operating activities, principally from sales of real estate. The Company's principal sources of funds are dividends or borrowings from its subsidiaries and any fee income earned from the San Elijo Hills project. The Company is dependent upon the cash flow, if any, from the sale of real estate and management fees in order to pay its expenses, including debt service payments.

           The Company expects that its cash on hand, together with cash generated from sales at its Paradise Valley project, will be sufficient to meet its cash flow needs for the foreseeable future. However, the Company's ability to provide services required under the Development Agreement will depend significantly upon the receipt of fees under the Development Agreement as described below. If at any time in the future the Company's cash flow is insufficient to meet its then current cash requirements, the Company could sell real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to Leucadia to collateralize its $26,462,000 borrowing from Leucadia, it may be unable to obtain financing at favorable rates from sources other than Leucadia.

         Effective September 20, 1999, Otay Land Company has been included in the Company's consolidated financial statements. Prior to its consolidation, the Company invested $850,000 and $10,125,000 in 1999 and 1998, respectively.

           In July 1999 (pursuant to stock purchase agreements entered into in 1998), the Company issued an aggregate of 46,557,826 shares of Common Stock for aggregate consideration of $8,380,400, of which $6,710,300 was advanced in 1998. As a result of such issuance, the Company's outstanding Common Stock increased to 56,557,826 shares.

           Under the Development Agreement, the Company is responsible for the overall management of the San Elijo Hills project, including arranging financing, coordinating marketing and sales activity, and acting as construction manager. The Development Agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees. These fees are based on a fixed percentage of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing services under the Development Agreement. During the first quarter of 2000, the Company received $878,000 in fees under the Development Agreement. The Development Agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner. The project owner's obligation or ability to purchase bonds providing infrastructure financing to the San Elijo Hills project could adversely affect the timing of the payment of any success fee.

           To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project ($31,483,000 at December 31, 1999, which is non-interest bearing), or owed by the project's owner to Leucadia ($64,853,000 at December 31, 1999) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of the Indebtedness. There can be no assurance, however, that the Company will receive any success fee at all for this project. The Company believes that any success fee that it may receive will be its principal source of net income earned through its participation in the San Elijo Hills project pursuant to the Development Agreement.

           As of December 31, 1999, the Company owed $26,462,000 principal amount to Leucadia. This amount is payable on December 31, 2004 and bears interest at 6% per year. This obligation is reflected in the consolidated balance sheet, net of debt discount, at $20,552,000 as of December 31, 1999. During the year ended December 31, 1999, the Company paid to Leucadia $1,588,000 in interest. In addition, Leucadia has invested $10,000,000 as a preferred capital interest in Otay Land Company, LLC, a consolidated subsidiary of the Company. Distributions of net income, if any, from Otay Land Company first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds will be distributed to the Company.

           During 1999, the Company sold the remaining 75 residential lots and one clustered housing site at its Paradise Valley project for net proceeds of $2,487,000. In 1998, the Company sold 61 residential lots at the Paradise Valley project for net proceeds of $2,612,000. In 1999, the Company entered into a contract to sell its two remaining clustered housing sites at Paradise Valley for aggregate net proceeds of $1,450,000. This sale is expected to close during the first half of 2000. The Company has certain continuing obligations with respect to this project, including the obligation to construct a recreation center. Construction of this recreation center began during 1999 and is expected to cost $1,200,000. Cash of $1,000,000 was deposited in an escrow account that is being drawn upon as the recreation center is being completed. At December 31, 1999, $868,000 remained in escrow.

         In connection with an indemnity agreement to a third party surety entered into in 1990 in connection with the construction of infrastructure improvements in a development located in La Quinta, California., a subsidiary of the Company is required to maintain a minimum net worth of $5,000,000 and a minimum cash balance of $400,000. Failure to meet both of these requirements would trigger the subsidiary's obligation to provide an irrevocable letter of credit of approximately $460,000 based upon current estimates. The subsidiary currently meets the minimum cash balance requirement.

           As of December 31, 1999, the Company has net operating loss carryovers ("NOLs") of $275,584,000 available to reduce its future federal income tax liabilities and NOLs of $34,480,000 available to reduce its future state income tax liabilities. Most of these NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, the Company expects to pay federal income tax at a rate of 20% during future periods, even if these NOLs are available to reduce regular taxable income.

Results of Operations

           Sales of residential properties decreased in 1999 as compared to 1998. In 1999, the Company sold 75 lots and one clustered housing development site at the Paradise Valley project, while in 1998, the Company sold 97 lots in the Company's Silverwood project and 61 lots at the Paradise Valley project. Sales of residential properties increased in 1998 as compared to 1997 due to the greater proportion of lot sales in 1998, with 82 lots and two finished homes sold in the Paradise Valley project in 1997.

           Land and real estate held for development and sale is carried at the lower of cost or fair value less costs to sell. The provision for losses for the years ended December 31, 1999, 1998 and 1997 reflect the Company's estimates to reduce the carrying value of real estate investments to fair value and, for the years ended December 31, 1999 and 1998, includes $335,000 and $119,000, respectively, for estimated additional costs to build the Paradise Valley recreational center. As a result of recording write-downs of carrying values during each of the last three years, gross profit (loss) upon sale has been insignificant. Actual cost of sales recorded during these periods reflects the level of sales activity, as well as provisions for losses.

           Interest expense for all years presented primarily reflects the interest due on indebtedness to Leucadia, including interest of $377,000 for 1998 and $2,208,000 for 1997, which was not paid and was added to the principal balance of the obligation. Interest expense for 1999, 1998 and 1997 also reflects interest of $1,588,000, $2,162,000 and $789,000, respectively, due to Leucadia, which was paid by the Company. Interest expense also includes $ 816,000 and $ 289,000 for 1999 and 1998, respectively, for amortization of debt discount related to the indebtedness due to Leucadia.

           The increase in general and administrative expenses in 1999 and 1998 reflects approximately $2,504,000 and $618,000, respectively, in 1999 and 1998 of increased costs for operating expenses attributable to the San Elijo Hills project and Otay Ranch project.

           Income tax expense for all years presented relates to state franchise taxes. The Company has not recognized any income tax benefit for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to recognize these tax benefits.

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

Cautionary Statement for Forward-Looking Information

           Statements included in this Report may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including changes in general economic and market conditions, changes in domestic laws and government regulations or requirements, changes in real estate pricing environments, regional or general changes in asset valuation, demographic and economic changes in the United States generally and California in particular, increases in real estate taxes and other local government fees, significant competition from other real estate developers and homebuilders, decreased consumer spending for housing, delays in construction schedules and cost overruns, availability and cost of land, materials and labor, increased development costs beyond the Company's control, damage to properties or condemnation of properties, the occurrence of significant natural disasters, the inability to insure certain risks economically, the adequacy of loss reserves, changes in prevailing interest rate levels, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
-------------------------------------------------------------------

           The Company does not have material market risk exposures.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

           Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

Item 9. Disagreements on Accounting and Financial Disclosure.
-------------------------------------------------------------

           Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

           The information to be included under the caption "Nominees for Election as Directors" in HomeFed's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the 1934 Act in connection with the 2000 annual meeting of stockholders of HomeFed (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 1999, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11. Executive Compensation.
--------------------------------

           The   information  to  be  included  under  the  caption   "Executive
Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

           The information to be included under the caption "Present Beneficial Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

           The   information  to  be  included  under  the  caption   "Executive
Compensation - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)(1)            Financial Statements

                  Report of Independent Accountants                                   F-1

                  Consolidated Balance Sheets at                                      F-2
                  December 31, 1999 and 1998

                  Consolidated Statements of                                          F-3
                  Operations for the years ended
                  December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes                                  F-4
                  in Stockholders' Deficit for the
                  years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash                                     F-5
                  Flows for the years ended December 31,
                  1999, 1998 and 1997

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

3.1 Restated Certificate of Incorporation, as restated July 3, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
         1995).

3.2      By-laws of the Company as amended through December 14, 1999.

10.1 Loan Agreement dated July 3, 1995 between the Company and Leucadia Financial Corporation ("LFC") and Form of 12% Secured Convertible Note due July 3, 2003 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995).

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

10.9 Purchase and Sale Agreement and Escrow Instructions, dated as of September 21, 1999, by and between Paradise Valley Communities No. 1 and Western Pacific Housing, Inc. (incorporated by reference to Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999).

10.10 Amended and Restated Loan Agreement between the Company and LFC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated August 14, 1998).

10.11 Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated August 14, 1998).

10.12 Stock Purchase Agreement between the Company and Leucadia National Corporation, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated August 14,
         1998).

10.13 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of September 20, 1999, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit
         10.16 to the Company's Registration Statement on Form S-2 (No. 333-79901) (the "Registration Statement").

10.14 Stock Purchase Agreement, dated as of October 20, 1998, between the Company and Leucadia National Corporation (incorporated by reference to
         Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 1998).

10.15 Administrative Services Agreement, dated as of March 1, 1999, between LFC, the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-K for the year ended December 31, 1998).

10.16    Transitional Management Agreement,  dated as of August 14, 1998, by and
         between  HomeFed  and  Accretive  Investments,   LLC  (incorporated  by
         reference to Exhibit 10.17 to the Registration Statement).

10.17 Option and Purchase Agreement and Escrow Instructions, dated as of October 15, 1999, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC.

10.18 First Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of December 8, 1999, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC.

10.19 Second Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of December 14, 1999, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC.

10.20 Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 30, 1998, by and between Paradise Valley Communities No. 1 and Richmond American Homes of California, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement).

21       Subsidiaries of the Company.

27       Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HOMEFED CORPORATION


Date: March 29, 2000               By /s/  CORINNE A. MAKI
                                      ------------------------------
                                           Corinne A. Maki
                                           Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 2000              By /s/  JOSEPH S. STEINBERG
                                      -----------------------------------
                                           Joseph S. Steinberg, Chairman
                                           of the Board and Director

Date:  March 29, 2000              By /s/  PAUL J. BORDEN
                                      ------------------------------
                                           Paul J. Borden, President and
                                           Director (Principal Executive
                                           Officer)

Date:  March 29, 2000              By /s/  CORINNE A. MAKI
                                      ---------------------
                                           Corinne A. Maki
                                           Secretary and Treasurer
                                          (Principal Financial and Accounting
                                           Officer)

Date:  March 29, 2000              By /s/  PATRICK D. BIENVENUE
                                      --------------------------
                                           Patrick D. Bienvenue, Director

Date:  March 29, 2000              By /s/  TIMOTHY CONSIDINE
                                      -----------------------
                                           Timothy Considine, Director

Date:  March 29, 2000              By /s/  IAN M. CUMMING
                                       -------------------
                                           Ian M. Cumming, Director

Date:  March 29, 2000              By /s/  MICHAEL A. LOBATZ
                                      -----------------------
                                           Michael A. Lobatz, Director

================================================================================



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of HomeFed Corporation:

           In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of HomeFed Corporation and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
March  7, 2000
Salt Lake City, Utah

NY2:\888898\03\76830.0194

HOMEFED  CORPORATION AND SUBSIDIARIES
Consolidated  Balance Sheets
December 31, 1999 and 1998
(Dollars in thousands, except par value)

                                                            1999         1998
                                                         ---------    ---------
ASSETS
------

Land and real estate held for development and sale       $  23,707    $   5,008
Cash and cash equivalents                                    2,795        3,120
Restricted cash                                                868        1,127
Investment in Otay Land Company, LLC                          --          9,917
Other investments                                             --             79
Deposits and other assets                                      158          164
                                                         ---------    ---------

TOTAL                                                    $  27,528    $  19,415
                                                         =========    =========

LIABILITIES
-----------

Note payable to Leucadia Financial Corporation           $  20,552    $  19,736
Recreation center liability                                    970          875
Accounts payable and accrued liabilities                     1,905          299
                                                         ---------    ---------

      Total liabilities                                     23,427       20,910
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                           11,208         --
-----------------                                        ---------    ---------

COMMON STOCK SUBSCRIPTION
-------------------------

Advance under common stock subscription                       --          6,710
                                                         ---------    ---------

STOCKHOLDERS' DEFICIT
---------------------
Common stock, $.01 par value,
   100,000,000 shares authorized;
   56,557,826 and 10,000,000 shares outstanding                566          100
Additional paid-in capital                                 354,833      346,919
Accumulated deficit                                       (362,506)    (355,224)
                                                         ---------    ---------

      Total stockholders' deficit                           (7,107)      (8,205)
                                                         ---------    ---------

TOTAL                                                    $  27,528    $  19,415
                                                         =========    =========






The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated  Statements  of Operations
For the years ended  December 31, 1999, 1998 and 1997
(Dollars in thousands, except per share amounts)

                                                                1999       1998      1997
                                                              -------    -------    -------
Sales of residential properties                               $ 2,600    $ 5,752    $ 4,011
Cost of sales                                                   2,636      5,714      4,048
                                                              -------    -------    -------

Gross profit (loss)                                               (36)        38        (37)


Provision for losses on real estate investments                   365        425        153
Interest expense relating to Leucadia Financial Corporation     2,404      2,828      2,997
General and administrative expenses                             3,357      1,192        597
Management fees to Leucadia Financial Corporation                 296        138         80
                                                              -------    -------    -------

Loss from operations                                           (6,458)    (4,545)    (3,864)
Equity in losses from Otay Land Company, LLC                     (779)      (208)      --
Other income - net                                                259        312        319
                                                              -------    -------    -------

Loss before income taxes and minority interest                 (6,978)    (4,441)    (3,545)

Income tax expense                                                (24)       (40)       (32)
                                                              -------    -------    -------

Loss before minority interest                                  (7,002)    (4,481)    (3,577)

Minority interest                                                (280)      --         --
                                                              -------    -------    -------

Net loss                                                       (7,282)   $(4,481)   $(3,577)
                                                              =======    =======    =======

Basic loss per common share                                   ($ 0.22)   $ (0.45)   $ (0.36)
                                                              =======    =======    =======

Diluted loss per common share                                 ($ 0.22)   $ (0.45)   $ (0.36)
                                                              =======    =======    =======








The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated  Statements of Changes in Stockholders' Deficit
For the years ended December 31, 1999, 1998 and 1997
(Dollars in thousands)

                                                      Common
                                                       Stock        Additional                                Total
                                                     $.01 Par        Paid-in         Accumulated         Stockholders'
                                                       Value         Capital           Deficit              Deficit
                                                       ----         ----------       -----------           ---------
Balance, January 1, 1997                             $  100         $  339,904       $ (347,166)           $ (7,162)

   Net loss                                                                              (3,577)             (3,577)
                                                       ----         ----------       -----------           ---------

Balance, December 31, 1997                              100            339,904         (350,743)            (10,739)

   Contribution of capital resulting from
    restructuring of note payable to
    Leucadia Financial Corporation                                       7,015                                7,015

   Net loss                                                                              (4,481)             (4,481)
                                                     ------         ----------       -----------           ---------

Balance, December 31, 1998                              100            346,919         (355,224)             (8,205)

     Issuance of  46,557,826  shares of
       Common  Stock                                    466              7,914                                8,380

   Net loss                                                                              (7,282)             (7,282)
                                                     ------         ----------       -----------           ---------

Balance, December 31, 1999                           $  566         $  354,833       $ (362,506)           $ (7,107)
                                                     ======         ==========       ===========           =========




The accompanying notes are an integral part of these consolidated financial statements.

HomeFed Corporation and Subsidiaries
Consolidated  Statements  of Cash Flows
For the years ended  December  31, 1999, 1998 and 1997
(Dollars in thousands)

                                                                1999        1998        1997
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      $ (7,282)   $ (4,481)   $ (3,577)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
   Provision for losses on real estate investments                 365         425         153
    Minority interest                                              280        --          --
   Accrued interest added to notes payable to
        Leucadia Financial Corporation                            --           377       2,208
   Amortization of debt discount on notes
        payable to Leucadia Financial Corporation                  816         289        --
   Equity in losses from Otay Land Company, LLC                    779         208        --
   Changes in operating assets and liabilities:
        Land and real estate held for development and sale       1,912       4,591       3,723
        Deposits and other assets                                    6         298         136
             Recreation center liability                            95         119        --
        Accounts payable and accrued liabilities                 1,546         572        (265)
   Decrease (increase) in restricted cash                          259         (54)         12
                                                              --------    --------    --------

        Net cash provided by (used in) operating activities     (1,224)      2,344       2,390
                                                              --------    --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Contributions to Otay Land Company, LLC                           (850)    (10,125)       --
Decrease (increase) in other investments                            79          (4)         (4)
                                                              --------    --------    --------

        Net cash  used in investing activities                    (771)    (10,129)         (4)
                                                              --------    --------    --------




                                   (continued)


The accompanying notes are an integral part of these consolidated financial statements.

HomeFed  Corporation  and  Subsidiaries
Consolidated  Statements  of Cash Flows (continued)
For the years ended  December 31, 1999,  1998 and 1997
(Dollars in thousands)

                                                        1999       1998       1997
                                                      -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds received from the sale of Common Stock         1,670       --         --
Advance under Common Stock subscription from

    Leucadia Shareholder Trust                           --        6,710       --
                                                      -------    -------    -------

         Net cash provided by  financing activities     1,670      6,710       --
                                                      -------    -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           (325)    (1,075)     2,386

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                            3,120      4,195      1,809
                                                      -------    -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 2,795    $ 3,120    $ 4,195
                                                      =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid for interest (net of amounts capitalized)   $ 1,588    $ 2,162    $   789
                                                      =======    =======    =======

Cash paid for income taxes                            $    44    $    28    $    31
                                                      =======    =======    =======







The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the "Company"), Otay Land Company, LLC ("Otay Land Company"), and the Company's wholly-owned subsidiaries, HomeFed Communities, Inc. ("HomeFed Communities") and HomeFed Resources Corporation. The Company is engaged, directly and through its subsidiaries, in the investment in and development of residential real estate properties in California. All significant intercompany balances and transactions have been eliminated in consolidation.

         During the third quarter of 1999, the limited liability agreement governing Otay Land Company was amended and as a result, the Company now has the ability to control Otay Land Company. Accordingly, effective September 20, 1999, Otay Land Company has been included in the Company's consolidated financial statements. The Company previously had accounted for this investment under the equity method of accounting; the noncash effects on the consolidated financial statements were a decrease in the investment in Otay Land Company of $9,988,000, an increase in minority interest of $10,928,000 and an increase in land and real estate held for development and sale of $20,976,000.

         Certain amounts for prior periods have been reclassified to be consistent with the 1999 presentation.

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

         Restricted Cash - Restricted cash consists of amounts held in escrow to fund the building of a recreation center at the Paradise Valley project.

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

         ------------------------------------------

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

2.       LAND AND REAL ESTATE HELD FOR DEVELOPMENT AND SALE

         A summary of land and real estate held for development and sale by project follows:

                                                          December 31,
                                                --------------------------------
                                                   1999                  1998
                                                -----------          -----------

Paradise Valley                                 $ 2,522,000          $ 5,008,000

Otay Ranch                                       21,185,000                 --
                                                -----------          -----------

            Total                               $23,707,000          $ 5,008,000
                                                ===========          ===========


          No interest was capitalized in land and real estate held for development and sale during 1999 and 1998.


         All land and real estate held for development and sale is property in California and is pledged as collateral under the Amended and Restated Loan Agreement.

3        NOTES PAYABLE

         As of August 14, 1998, the Company and Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia") entered into an Amended and Restated Loan Agreement pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the Company's outstanding 12% Secured Convertible Note due 2003 ("Convertible Note") held by LFC. The restructured note dated August 14, 1998 (the "Restructured Note") has a principal amount of approximately $26,462,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. The Restructured Note is collateralized by a perfected first priority security interest in all assets of the borrower, whether now owned or hereafter acquired. No principal payments are due under the Restructured Note until its maturity date.

         -------------

         As  a  result  of  the  restructuring  of  the  Convertible  Note,  the
Restructured Note was recorded at fair value and the approximate $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note was reflected as additional paid-in capital. This difference will be amortized as interest expense over the term of the Restructured Note using the interest method. Approximately $816,000 and $289,000 was amortized to interest expense during 1999 and 1998, respectively. The carrying amount of this Restructured Note, net of debt discount, was $20,552,000 and $19,736,000 at December 31, 1999, and 1998, respectively.

         Interest accrued during 1998 and 1997 of $377,000, and $2,208,000, respectively, was not paid and was added to the principal balance. Additional interest of $1,588,000, $2,162,000 and $789,000 accrued during 1999, 1998 and
1997, respectively, was paid by the Company.

4.       INCOME TAXES

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

         The Company and its wholly-owned subsidiaries have NOL carryforwards available for federal income tax purposes of $275,584,000 as of December 31, 1999, including the NOLs reattributed to the Company from HomeFed Bank and its subsidiaries. These carryforwards were generated during 1985-1999 and expire during 2000-2019. For state income tax purposes, available NOLs as of December 31, 1999 total $34,480,000 and expire in 2000-2014.

         At December 31, the net deferred tax asset consisted of the following:

                                                1999                   1998
                                           -------------          -------------

NOL carryforwards                          $  99,402,000          $  95,789,000
Land basis                                     1,799,000              3,081,000
Other                                             31,000                 28,000
                                           -------------          -------------
                                             101,232,000             98,898,000
Valuation allowance                         (101,232,000)           (98,898,000)
                                           -------------          -------------
                                           $           0          $           0
                                           =============          =============

         The valuation allowance has been provided on the total amount of the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset. The valuation allowance increased by $2,334,000, $3,197,000 and $76,100,000 in 1999, 1998 and 1997, respectively.

5.       PROVISION FOR LOSSES ON REAL ESTATE INVESTMENTS

         For the years ended December 31, 1999, 1998 and 1997, the Company recorded losses of $365,000, $425,000 and $153,000, respectively, due to the revaluation of the residential properties and the increase in estimates to build the recreation center at the Paradise Valley project.

6.       EARNINGS PER SHARE

         Basic loss per share of Common Stock for 1999 was calculated by dividing net loss by 32,577,357 weighted shares of Common Stock outstanding. Basic loss per share of Common Stock for 1998 and 1997 was calculated by dividing net loss by 10,000,000 shares of Common Stock.

         Diluted loss per share of Common Stock were calculated as described above. The number of shares used to calculate diluted loss per share was 32,577,357, 10,000,000 and 10,000,000 for each of the years ended December 31,
1999, 1998 and 1997, respectively. The calculation of diluted loss per share does not include Common Stock equivalents of 49,647,893 and 54,073,383 for 1998 and 1997, respectively, which are antidilutive.

7.       COMMITMENTS AND CONTINGENCIES

         One of the Company's wholly-owned subsidiaries, HomeFed Communities, must maintain a net worth of $5,000,000 and a cash balance of $400,000 in order to ensure its ability to pay amounts which may become due under an indemnity agreement with a third-party surety which provided security for certain obligations of the partnership in which HomeFed Communities was a partner. Failure to meet both of these requirements would trigger Homefed Communities' obligation to provide an irrevocable letter of credit in the amount of 50% of the face value of the bonds issued by the surety. This letter of credit amount is currently estimated to be approximately $460,000. Homefed Communities currently meets the minimum cash balance requirement.

8.       RELATED PARTY TRANSACTIONS

         The Company has entered into the following related party transactions with Leucadia and its subsidiary, LFC.

         (a) Amended Loan Agreement. As of August 14, 1998, the Company and LFC entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the outstanding Convertible Note held by LFC. The Restructured Note has a principal amount of approximately $26,462,380 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the maturity date. During the year ended December 31, 1999, the Company paid to LFC approximately $1,588,000 in interest on the Restructured Note.

         As  a  result  of  the  restructuring  of  the  Convertible  Note,  the
Restructured Note was recorded at fair value and the approximate $7,015,000 difference between such amount and the carrying value of the Convertible Note was reflected as additional paid-in capital. The $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note will be amortized over the term of the Restructured Note using the interest method. Approximately $1,105,000 has been amortized to date ($816,000 in 1999).

         (b) Stock Purchase Agreements. In August and October 1998, the Company entered into stock purchase agreements (the "Stock Purchase Agreements") with Leucadia, pursuant to which the Company agreed to sell an aggregate of 46,557,826 additional shares of its Common Stock to Leucadia for an aggregate purchase price of $8,380,000. In connection with the Stock Purchase Agreements, in 1998 Leucadia advanced to the Company $6,710,000 of the total purchase price. The balance of the purchase price was paid at the closing on July 8, 1999. In 1998, Leucadia assigned the Stock Purchase Agreements to the Leucadia Trust. In 1999, the Leucadia Trust distributed to its beneficial holders all of the Company's Common Stock owned by the Trust and the Trust was terminated.

         --------------------------

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

         (d) Otay Land Company, LLC. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company has contributed $11,300,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land which is part of a 22,900-acre project located south of San Diego, California, known as Otay Ranch.

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

         (e) Administrative Services Agreement. Pursuant to administrative services agreements, LFC provides administrative services to the Company, including providing the services of two of the Company's three executive officers. Administrative fees paid to LFC in 1999, 1998 and 1997 were $296,000, $138,000, and $80,000, respectively. Effective March 1, 1999, the Company and LFC entered into a new three year administrative services agreement pursuant to which the Company will pay LFC an administrative fee of $296,101 for the first annual period, with the fee for subsequent annual periods to be negotiated. The parties are currently negotiating the fee for the annual period beginning March 1, 2000.

         The Company's corporate headquarters is located at 1903 Wright Place, Suite 220, Carlsbad, California in part of an office building sub-leased from a subsidiary of Leucadia for a monthly amount equal to its share of the Leucadia subsidiary's cost for such space and furnishings. The agreement pursuant to which the space and furnishings are provided extends through February 28, 2005 (coterminous with Leucadia's occupancy of the space) and provides for a monthly rental of $15,865 effective March 1, 2000.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's material financial instruments include cash and cash equivalents, restricted cash, investments and notes payable. In all cases, the carrying amount of such financial instruments approximates their fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques.

10.      STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED STOCK

         Under the HomeFed Corporation 1999 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights and restricted shares of the Company's stock to directors, certain of its officers and key employees and certain officers and key employees of any subsidiary corporation, parent corporation or affiliated corporation (as defined in the Plan) of the Company. The Plan provides that up to one million shares of Common Stock may be acquired pursuant to the exercise of options or rights or issued as restricted stock. The exercise price of any incentive stock option issued under the Plan is required to be not less than the fair market value per share at the date the option is granted. Options may be granted from time to time at the discretion of the Board of Directors and will vest over periods of one to five years from the grant date. The aggregate number of shares with respect to which options, rights or shares of restricted stock may be granted under the Plan to any grantee in any one taxable year is 300,000. No stock options, appreciation rights or shares of restricted stock were granted in 1999.

         On March 8, 2000 options to purchase an aggregate of 150,000 shares of Common Stock were granted to eligible participants under the Plan at an exercise price of $.75 per share and an aggregate of 250,000 shares of restricted stock were issued to eligible participants under the Plan.

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

3.2      By-laws of the Company as amended through December 14, 1999.

10.1     Loan  Agreement  dated July 3, 1995  between the  Company and  Leucadia
         Financial Corporation ("LFC") and Form of 12% Secured Convertible Note due July 3, 2003 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September
         30, 1995).

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

10.9     Purchase  and  Sale  Agreement  and  Escrow  Instructions,  dated as of
         September 21, 1999, by and between Paradise Valley Communities No. 1 and Western Pacific Housing, Inc. (incorporated by reference to Exhibit
         10 to the Company's quarterly report on Form 10-Q for the quarter ended
         September 30, 1999).

10.10 Amended and Restated Loan Agreement between the Company and LFC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated August 14, 1998).

10.11    Development Management Agreement between the Company and Provence Hills
         Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated
         August 14, 1998).

10.12    Stock  Purchase  Agreement  between the Company and  Leucadia  National
         Corporation, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated August 14,
         1998).

10.13    Amended and Restated Limited  Liability  Company Agreement of Otay Land
         Company, LLC, dated as of September 20, 1999, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit
         10.16  to  the  Company's  Registration  Statement  on  Form  S-2  (No.
         333-79901) (the "Registration Statement").

10.14    Stock  Purchase  Agreement,  dated as of October 20, 1998,  between the
         Company and Leucadia National Corporation (incorporated by reference to
         Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended
         September 30, 1998).

10.15    Administrative Services Agreement, dated as of March 1, 1999, between
         LFC, the Company, HomeFed Resources Corporation and HomeFed
         Communities, Inc. (incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-K for the year ended December 31, 1998).

10.16    Transitional Management Agreement,  dated as of August 14, 1998, by and
         between  HomeFed  and  Accretive  Investments,   LLC  (incorporated  by
         reference to Exhibit 10.17 to the Registration Statement).

10.17    Option and Purchase Agreement and Escrow Instructions, dated as of
         October 15, 1999, by and between Otay Land Company, LLC and Lakes
         Kean Argovitz Resorts-California, LLC.

10.18    First Amendment to Option and Purchase Agreement and Escrow
         Instructions, dated as of December 8, 1999, by and between Otay Land
         Company, LLC and Lakes Kean Argovitz Resorts-California, LLC.

10.19    Second Amendment to Option and Purchase Agreement and Escrow
         Instructions, dated as of December 14, 1999, by and between Otay Land
         Company, LLC and Lakes Kean Argovitz Resorts-California, LLC.

10.20    Purchase and Sale Agreement and Joint Escrow Instructions, dated as of
         September 30, 1998, by and between Paradise Valley Communities No. 1 and Richmond American Homes of California, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement).

21       Subsidiaries of the Company.

27       Financial Data Schedule.