Form 10-K405/A
period 1999-12-31
HOMEFED CORP
filed 2000-04-28
CIK 833795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-K/A

                                   -----------

                                 AMENDMENT NO. 1


[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1999

                                       or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ___________

                         Commission file number: 1-5721

                               HOMEFED CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                     33-0304982
--------------------------------------------------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of April 17, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $23,594,000 on that date.

As of April 17, 2000, there were 56,807,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

================================================================================



NY2:\903557\05\JD6T05!.DOC\64909.0001

                                EXPLANATORY NOTE

         This Report on Form 10-K/A adds Part III to the Annual Report on Form 10-K of HomeFed Corporation (the "Company") for the fiscal year ended December 31, 1999.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

           As of April 17, 2000, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

 Name                             Age        Position with HomeFed                      Office Held Since
 ----                             ---        ---------------------                      -----------------
Paul J. Borden                     51        President and Director                     1998

Corinne A. Maki                    43        Secretary and Treasurer                    1995

Curt R. Noland                     43        Vice President                             1998

Patrick D. Bienvenue               45        Director                                   1998

Timothy M. Considine               59        Director                                   1992

Ian M. Cumming                     59        Director                                   1999

Michael A. Lobatz                  51        Director                                   1995

Joseph S. Steinberg                56        Chairman of the Board and Director         1998



           The officers serve at the pleasure of the board of directors of the Company.

           The recent business experience of our executive officers and directors is summarized as follows:

           Paul J. Borden. Mr. Borden has served as a director and President of HomeFed since May 1998. Mr. Borden has been a Vice President of Leucadia National Corporation, a diversified financial services holding company ("Leucadia"), since August 1988, responsible for overseeing many of Leucadia's real estate investments. For information concerning the administrative services agreement pursuant to which the services of Mr. Borden and Ms. Maki are provided to the Company, see "Administrative Services Agreement" referred to in Item 13. "Certain Relationships and Related Transactions."

           Corinne A. Maki. Ms. Maki, a certified public accountant, has served as Treasurer of the Company since February 1995 and Secretary since February 1998. Prior to that, Ms. Maki served as an Assistant Secretary of the Company since August 1995. Ms. Maki has also been a Vice President of Leucadia Financial Corporation, a subsidiary of Leucadia ("Leucadia Financial"), holding the offices of Controller, Assistant Secretary and Treasurer since October 1992. Ms. Maki has been employed by Leucadia since December 1991.

           Curt R. Noland. Mr. Noland has served as Vice President of the Company since October 1998. He spent the last 19 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until immediately prior to joining the Company, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara, a 1,000-acre master planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

           Patrick D. Bienvenue. Mr. Bienvenue has served as a director of the Company since 1998 and has been President of Leucadia Financial since June 1998. Since January 1996, Mr. Bienvenue has been President of Rosemary Beach Land Company, a subsidiary of Leucadia and, from 1992 until December 1995 he was President and Chief Executive Officer of Torwest Inc., a property development and investment company.

           Timothy M. Considine. Mr. Considine has served as a director of the Company since 1992, serving as Chairman of the Board from 1992 to December 1999, and has been Managing Partner of Considine and Considine, an accounting firm in San Diego, California, since 1969.

           Ian M. Cumming. Mr. Cumming has served as a director of the Company since May 1999 and has been a director and Chairman of Leucadia since June 1978. He is also a director of Allcity Insurance Company ("Allcity"), a property and casualty insurer that is approximately 90% owned by Leucadia, MK Gold Company ("MK Gold"), an international mining company that is approximately 73% owned by Leucadia and Skywest, Inc., a Utah-based regional air carrier.

           Michael A. Lobatz. Dr. Lobatz has served as a director of the Company since February 1995 and has been a practicing physician in San Diego, California since 1981.

           Joseph S. Steinberg. Mr. Steinberg has served as a director of the Company since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia since December 1978 and a director of Leucadia since January 1979. He is also director of Allcity, MK Gold and Jordan Industries, Inc., a company which owns and manages manufacturing companies and is approximately 10% owned by Leucadia.

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

Item 11.  Executive Compensation.
-------   ----------------------

                           SUMMARY COMPENSATION TABLE

           Set forth below is certain information with respect to the cash compensation paid by the Company for services in all capacities to the Company and its subsidiaries during the years ended 1999, 1998 and 1997 to (i) the Company's current President and chief executive officer, Paul J. Borden, and
(ii) the one other executive officer of the Company whose total annual salary and bonus exceeded $100,000 during these periods. The services of the Company's current President and chief executive officer are provided pursuant to an Administrative Services Agreement with Leucadia Financial. As a result, Mr. Borden receives compensation from Leucadia and does not receive any compensation from the Company. See "Certain Relationships and Related Transactions."


                                                             Annual Compensation
                                       -------------------------------------------------------------
Name and Principal Position                  Year                Salary                Bonus
---------------------------                  ----                ------                -----
Paul J. Borden,                              1999                  -                     -
President (1)                                1998                  -                     -

Curt R. Noland,                              1999               $100,000             $103,000
Vice President (2)                           1998               $ 23,846             $ 53,000


-------------

(1) Mr. Borden is a Vice President of Leucadia and receives compensation from Leucadia.

(2)      Mr. Noland began his employment with the Company on October 1, 1998.


                            COMPENSATION OF DIRECTORS

           In 1999, Directors who are also employees of the Company, Leucadia or Leucadia Financial received no remuneration for services as a member of the Board or any committee of the Board. In 1999, each Director who was not an employee of the Company, Leucadia or Leucadia Financial was paid $3,000 for attendance at each regular meeting of the Board of Directors.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

           Set forth below is certain information as of April 17, 2000 with respect to the beneficial ownership of Common Stock by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock (the Company's only class of voting securities), (ii) each Director, (iii) the current executive officers named in the Summary Compensation Table under "Executive Compensation," (iv) the Steinberg Children Trusts and private charitable foundations established by Mr. Cumming and Mr. Steinberg and (v) all executive officers and Directors of the Company as a group.

                                                                Number of Shares
Name and Address                                                  and Nature of                 Percent
of Beneficial Owner                                           Beneficial Ownership             of Class
-------------------                                           --------------------             --------
Patrick D. Bienvenue.....................................           10,000                         *
Paul J. Borden...........................................           15,783                         *
Timothy M. Considine.....................................           14,859  (a)                    *
Ian M. Cumming...........................................        7,847,609  (b)(c)               13.8%
Michael A. Lobatz........................................           10,000                         *
Curt R. Noland...........................................           25,000                         *
Joseph S. Steinberg......................................        7,199,280  (c)(d)               12.7%
The Steinberg Children Trusts............................          893,258  (e)                  1.6%
Cumming Foundation.......................................           73,297  (f)                  0.1%
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust...............................           23,815  (g)                    *
All Directors and executive officers
   as a group (8 persons)................................       15,137,531                       26.6%


-------------------
* Less than 0.1%.

(a) Includes 4,859 shares held by the Considine and Considine Retirement Plan. Mr. Considine is the Managing Partner of Considine and Considine, an accounting firm in San Diego, California.

(b) Includes 211,319 shares of Common Stock (0.4%) beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner.

(c) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company.

         The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(d) Includes 36,761 shares of Common Stock (less than 0.1%) beneficially owned by Mr. Steinberg's wife and daughter as to which Mr. Steinberg may be deemed to be the beneficial owner.

(e) Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the Steinberg Children Trusts.

(f) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of the Common Stock held by the foundation.

(g) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the trust.


           As of April 17, 2000, Cede & Co. held of record 44,600,962 shares of Common Stock (approximately 78.5% of the total Common Stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

           From the time of the Company's emergence from chapter 11 bankruptcy protection in July 1995 through August 25, 1998, Leucadia owned approximately 41.2% of the outstanding Common Stock. On August 25, 1998, a trust was formed for the benefit of Leucadia shareholders to hold this 41.2% interest. Under the terms of the trust agreement, Mr. Joseph S. Steinberg, a Director of the Company, as well as a Director and President of Leucadia, and Mr. Ian M. Cumming, a Director of the Company, as well as Chairman of the Board of Leucadia, jointly had the right to vote any shares of Common Stock held by the trust. On July 8, 1999, the trust increased its interest in the Common Stock to 89.6% as described below. On October 8, 1999, the trust distributed all of the Common Stock that it held to its beneficiaries.

           Set forth below is information concerning agreements or relationships between the Company and Leucadia and its subsidiaries.

DEVELOPMENT AGREEMENT

           In August 1998, upon approval of the Board of Directors, with Mr. Borden, a Leucadia Vice President as well as a Director of the Company, not voting, the Company entered into a development management agreement with an indirect subsidiary of Leucadia to become development manager of San Elijo Hills, which will be a master planned community in San Diego County, California, of approximately 3,400 homes and apartments as well as commercial properties. As development manager, the Company is responsible for the overall management of the project, including arranging financing, coordinating marketing and sales activity, and acting as construction manager. The development agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees, which are based on a fixed percentage of gross revenues received by the project and are expected to cover the Company's cost of providing these services. The development agreement also provides for a success fee to the Company out of the net cash flow, if any, from the project, as determined in accordance with the development agreement, subject to a maximum success fee. Whether a success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner. From January 1, 1999 through March 31, 2000, the Company has received $ 877,760 in fees under the development agreement.

AMENDED LOAN AGREEMENT

           The Company's chapter 11 plan of reorganization was funded principally by the issuance of a $20,000,000 convertible note to Leucadia Financial. As of August 14, 1998, in connection with the development agreement, the Company and Leucadia Financial entered into an Amended and Restated Loan Agreement, pursuant to which the original convertible note and the related loan agreement were restructured. The restructured note, dated August 14, 1998, has a principal amount of approximately $26,462,000 including the principal amount of the original note and additions to principal resulting from accrued and unpaid interest, as allowed under the terms of the original note. The restructured note extended the maturity date from July 3, 2003 to December 31, 2004, reduced the interest rate from 12% to 6% and eliminated the convertibility feature of the original note. Interest only on the restructured note is paid quarterly and all unpaid principal is due on the date of maturity. From January 1, 1999 through March 31, 2000, the Company has paid approximately $1,983,000 in interest on the original note and the restructured note.

STOCK PURCHASE AGREEMENTS

           In August and October 1998, the Company entered into two stock purchase agreements with Leucadia that were subsequently assigned to a trust for the benefit of Leucadia shareholders. Under these agreements, in July 1999, the Company sold a total of 46,557,826 additional shares of Common Stock to the trust for a total purchase price of $8,380,000. In October 1999, the trust distributed its HomeFed Common Stock to the shareholders of Leucadia. As a result, as of April 17, 2000, Mr. Joseph S. Steinberg, Chairman of the Board of

Directors of the Company and a director and President of Leucadia, together with certain family members (excluding trusts for the benefit of Mr. Steinberg's children), beneficially owns approximately 12.7%, and Mr. Ian M. Cumming, a director of the Company and Chairman of the Board of Leucadia, together with certain family members, beneficially owns approximately 13.9%, of the outstanding Common Stock.

OTAY LAND COMPANY, LLC

           In October 1998, the Company and Leucadia formed Otay Land Company, LLC ("Otay Land Company"). Through December 31, 1999, the Company invested $11,300,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. In 1998, Otay Land Company purchased approximately 4,800 acres of land that is part of a 22,900-acre project located south of San Diego, California, known as Otay Ranch, for approximately $19,500,000. Net income, if any, from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be paid to the Company. No amounts have been paid to Leucadia under this agreement.

ADMINISTRATIVE SERVICES AGREEMENT

           Since emerging from bankruptcy in 1995, administrative services and managerial support have been provided to the Company by Leucadia Financial. Under the current administrative services agreement, which extends through February 28, 2002, Leucadia Financial provides the services of Mr. Paul J. Borden, the Company's President, and Ms. Corinne A. Maki, the Company's Treasurer and Secretary. Mr. Borden is an officer of Leucadia Financial and Leucadia and Ms. Maki is an officer of Leucadia Financial. Under the administrative services agreement, the initial annual fee paid to Leucadia Financial for the period ending February 29, 2000 was $296,101, with the fee for subsequent annual periods to be negotiated. The parties are currently negotiating the fee for the annual period beginning March 1, 2000. A portion of the fee paid to Leucadia Financial is allocable to Leucadia's cost of providing the services of Mr. Borden. No specific allocation has been made for providing the services of Ms. Maki. From January 1, 1999 through March 31, 2000, the Company paid Leucadia Financial $450,126 for the provision of administrative services, of which $380,000 is attributable to Leucadia's cost of providing Mr. Borden's services. Of the foregoing amounts, $80,000 was for services rendered to the Company in 1998.

OFFICE SPACE

           The Company rents office space and furnishings from a subsidiary of Leucadia for a monthly amount equal to its share of the Leucadia subsidiary's cost for the space and furnishings. The agreement pursuant to which the space and furnishings are provided extends for a 6-year period, which coincides with the Leucadia subsidiary's occupancy of the space, and provides for a monthly rental of $15,890 effective March 1, 2000. From January 1, 1999 through March 31, 2000, the Company has paid $227,838 in rent to the Leucadia subsidiary.

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HOMEFED CORPORATION
                                            Registrant


                                          By: /s/ Corinne A. Maki
                                              --------------------------------
                                              Corinne A. Maki
                                              Secretary and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)

Dated:  April 27, 2000