Form 10-Q
period 2000-03-31
HOMEFED CORP
filed 2000-05-15
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31,2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission file number 1-10153


                               HOMEFED CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              33-0304982
----------------------------                                  ---------------
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

Yes  [X]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 12, 2000, there were 56,807,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.



76830.0194

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                    (Dollars in thousands, except par value)
    ------------------------------------------------------------------------

                                                                                          March 31,             December 31,
                                                                                            2000                    1999
                                                                                         -------------          ------------
                                                                                         (Unaudited)
ASSETS
------
Land and real estate held for development and sale                                         $   23,798             $  23,707
Cash and cash equivalents                                                                       1,945                 2,795
Restricted cash                                                                                   415                   868
Deposits and other assets                                                                         123                   158
                                                                                          -----------            ----------

TOTAL                                                                                      $   26,281             $  27,528
                                                                                           ==========             =========

LIABILITIES
-----------
Note payable to Leucadia Financial Corporation                                             $   20,771             $  20,552
Recreation center liability                                                                       505                   970
Accounts payable and accrued liabilities                                                        1,525                 1,905
                                                                                          -----------            ----------

      Total liabilities                                                                        22,801                23,427
                                                                                          -----------            ----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                                              11,458                11,208
-----------------                                                                         -----------            ----------

STOCKHOLDERS' DEFICIT
---------------------
Common Stock, $.01 par value;
  100,000,000 shares authorized;
  56,807,826 and 56,557,826 shares outstanding                                                    568                   566
Additional paid-in capital                                                                    355,019               354,833
Deferred compensation of restricted stock grants                                                 (184)                  -
Accumulated deficit                                                                          (363,381)             (362,506)
                                                                                          -----------            ----------

       Total stockholders' deficit                                                             (7,978)               (7,107)
                                                                                          -----------            ----------

TOTAL                                                                                      $   26,281            $   27,528
                                                                                          ===========            ==========

             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)
    ------------------------------------------------------------------------

                                                                                          2000                 1999
                                                                                          ----                 ----
   REVENUES:
   Sales of residential properties                                                      $    -               $ 2,250
   Marketing, field overhead and management service fee income from
     San Elijo Hills                                                                          878                -
   Equity in losses from Otay Land Company, LLC                                              -                  (257)
                                                                                        ---------            --------
                                                                                              878               1,933
                                                                                        ---------            --------
   EXPENSES:
   Cost of sales                                                                             -                  2,218
   Provision for losses on real estate investments                                           -                    255
   Interest expense relating to Leucadia Financial Corporation                                614                 584
   General and administrative expenses                                                        881                 568
   Management fees to Leucadia Financial Corporation                                           74                  74
                                                                                        ---------            --------
                                                                                            1,569               3,699
                                                                                        ---------            --------

   Loss from operations                                                                      (691)             (1,706)

   Other income                                                                                75                  52
                                                                                        ---------            --------

   Loss before income taxes and minority interest                                            (616)             (1,654)
   Income tax expense                                                                          (9)                 (8)
                                                                                        ---------            --------

   Loss before minority interest                                                             (625)             (1,662)
   Minority interest                                                                         (250)               -
                                                                                        ---------            --------

   Net loss                                                                             $    (875)           $ (1,662)
                                                                                        =========            ========

   Basic loss per common share                                                          $   (0.02)           $  (0.17)
                                                                                        =========            ========

   Diluted loss per common share                                                        $   (0.02)           $  (0.17)
                                                                                        =========            ========


             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               For the three months ended March 31, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)
    ------------------------------------------------------------------------



                                            Common                          Deferred
                                             Stock        Additional       Compensation                               Total
                                           $.01 Par         Paid-In        of Restricted          Accumulated      Stockholders'
                                             Value          Capital        Stock Grants             Deficit           Deficit
                                           ---------      -----------      ------------        -----------------    ----------
BALANCE, JANUARY 1, 1999                       $100          $346,919                               $(355,224)         $(8,205)
   Net loss                                                                                            (1,662)          (1,662)
                                               ----          --------                               ----------       ---------

BALANCE, MARCH 31, 1999                        $100          $346,919                               $(356,886)         $(9,867)
                                               ====          ========                               =========        =========


BALANCE, JANUARY 1, 2000                       $566          $354,833                               $(362,506)         $(7,107)
  Issuance of 250,000 shares of
    Common Stock                                  2               186        $       (188)
  Amortization of deferred compensation
    from restricted stock grants                                                        4                                    4
   Net loss                                                                                              (875)            (875)
                                               ----          --------        ------------           ----------       ---------

BALANCE, MARCH 31, 2000                        $568          $355,019        $       (184)          $(363,381)         $(7,978)
                                               ====          ========        ============           ==========       =========







             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three months ended
                             March 31, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)
    ------------------------------------------------------------------------

                                                                                                      2000            1999
                                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                            $ (875)         $(1,662)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

   Provision for losses on real estate investments                                                      -               255
   Minority interest                                                                                   250               -
   Amortization of deferred compensation from restricted stock grants                                    4               -
   Accrued interest added to note payable to Leucadia Financial Corporation                             -               391
   Amortization of debt discount on note payable to Leucadia Financial Corporation                     219              193
   Equity in losses from Otay Land Company, LLC                                                         -               257
   Changes in operating assets and liabilities:
       Land and real estate held for development and sale                                              (91)           1,851
       Deposits and other assets                                                                        35              (83)
       Recreation center liability                                                                    (465)              -
       Accounts payable and accrued liabilities                                                       (380)             247
   Decrease (increase) in restricted cash                                                              453             (193)
                                                                                                    ------           ------

              Net cash provided by (used in ) operating activities                                    (850)           1,256
                                                                                                    ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:

Contributions to Otay Land Company, LLC                                                                 -              (450)
Decrease in investments                                                                                 -                79
                                                                                                    ------           ------

              Net cash used in investing activities                                                     -              (371)
                                                                                                    ------           ------

Net increase (decrease) in cash and cash equivalents                                                  (850)             885

Cash and cash equivalents, beginning of period                                                       2,795            3,120
                                                                                                    ------           ------

Cash and cash equivalents, end of period                                                            $1,945           $4,005
                                                                                                    ======           ======


             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes are necessary to present fairly the financial position, results of operations and cash flows, should be read in conjunction with the audited consolidated financial statements for HomeFed Corporation for the year ended December 31, 1999 which are included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for such year (the "1999 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1999 was derived from the Company's audited consolidated financial statements in the 1999 10-K, and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

       During the third quarter of 1999, the limited liability agreement governing Otay Land Company, LLC ("Otay Land Company") was amended and as a result, the Company now has the ability to control Otay Land Company. Accordingly, effective September 20, 1999, Otay Land Company has been included in the Company's consolidated financial statements. The Company previously had accounted for this investment under the equity method of accounting; the noncash effects on the consolidated financial statements were a decrease in the investment in Otay Land Company of $9,988,000, an increase in minority interest of $10,928,000 and an increase in land and real estate held for development and sale of $20,976,000.

2. As of August 14, 1998, the Company and Leucadia Financial Corporation ("LFC"), a wholly-owned subsidiary of Leucadia National Corporation ("Leucadia") entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the outstanding 12% Secured Convertible Note due 2003 held by LFC. The Restructured Note has a principal amount of approximately $26,462,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the maturity date. During the three-month periods ended March 31, 2000 and March 31, 1999, interest of approximately $395,000 and $391,000, respectively, was expensed for the Restructured Note. As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximate $7,015,000 difference between such amount and the carrying value of the Convertible Note was reflected as additional paid-in capital. The $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note will be amortized over the term of the Restructured Note using the interest method. Approximately $219,000 and $193,000, respectively, was amortized as interest expense during the three-month periods ended March 31, 2000 and March 31, 1999.

3. Basic loss per share of Common Stock for 2000 was calculated by dividing the net loss by the 56,623,760 weighted average shares of Common Stock outstanding. Basic loss per share of Common Stock for 1999 was calculated by dividing the net loss by 10,000,000 shares of Common Stock.

       Diluted loss per share of Common Stock were calculated as described above. The number of shares used to calculate diluted loss per share was 56,623,760 and 10,000,000 for 2000 and 1999. The calculation of diluted loss per share does not include Common Stock equivalents of 180,000 and 46,557,826 for 2000 and 1999, respectively, which are antidilutive.

4. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company has contributed $11,300,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(continued)


5. Pursuant to administrative services agreements, LFC provides administrative services to the Company, including providing the services of two of the Company's executive officers. Effective March 1, 1999, the Company and LFC entered into a new three year administrative services agreement pursuant to which the Company paid LFC an administrative fee of $296,000 for the first annual period, with the fee for subsequent annual periods to be negotiated. The Company is continuing to pay LFC fees based on the first annual period, while the parties negotiate the fee for the annual period beginning March 1, 2000. Fees paid by the Company to LFC totaled $74,000 in each of the three-month periods ended March 31, 2000 and March 31, 1999.

       The Company's corporate office is in part of an office building subleased from Leucadia for a monthly amount equal to its share of Leucadia's cost for such space and furniture. For the three-month periods ended March 31, 2000 and March 31, 1999, the Company expensed $47,000 and $37,000, respectively, for rentals from Leucadia.

6. On March 8, 2000, options to purchase an aggregate of 180,000 shares of Common Stock were granted to eligible participants under the Company's 1999 Stock Incentive Plan at an exercise price of $.75 per share (market value) and an aggregate of 250,000 shares of restricted stock were issued to eligible participants under the Plan. In connection with the grant of restricted stock, the Company recorded a deferred charge of $188,000 representing the fair value of the stock grant, which will be amortized over the three year vesting period of the restricted stock.

7. In April 2000, the Board of Directors approved, subject to stockholder approval, the Company's 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan provides for the grant of options to purchase up to 1,000,000 shares of Common Stock to two key employees of the Company. On April 27, 2000, options to purchase an aggregate of 1,000,000 shares of Common Stock were granted to the two employees at an exercise price of $.61 per share, the then current market price per share. The options are subject to achievement of performance goals as determined by the Board of Directors and are exercisable following stockholder approval over a four-year period. Options and any stock issued on exercise of an option are subject to forfeiture if the performance goals are not met within three years from the date of grant.

       In April 2000, the Company sold two clustered housing development sites at the Paradise Valley project for net proceeds of $1,494,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 10-K.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended March 31, 2000, net cash was used in operating activities, principally to pay interest to LFC. For the three month period ended March 31, 1999, net cash was provided by operating activities, principally from sales of residential properties. The Company's principal sources of funds are dividends or borrowings from its subsidiaries, and any fee income earned from the San Elijo Hills project. The Company is dependent upon the cash flow, if any, from the sale of real estate and management fees in order to pay its expenses, including debt service payments.

The Company expects that its cash on hand, together with cash generated from sales of real estate will be sufficient to meet its cash flow needs for the foreseeable future. However, the Company's ability to fund the cost of providing services required under the Development Agreement for San Elijo Hills will depend significantly upon the receipt of fees under the Development Agreement as described below. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company could sell real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to LFC to collateralize its $26,462,000 borrowing from LFC, it may be unable to obtain financing at favorable rates from sources other than LFC.

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

To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project ($30,565,000 at March 31, 2000, which is non-interest bearing), or owed by the project's owner to Leucadia ($66,793,000 at March 31, 2000) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of Indebtedness. There can be no assurance, however, that the Company will receive any success fee at all for this project. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the Development Agreement.

As of March 31, 2000, the Company owed $26,462,000 principal amount to LFC. This amount is payable on December 31, 2004 and bears interest at 6% per year. This obligation is reflected in the consolidated balance sheet, net of discount, at $20,771,000 as of March 31, 2000. During the three months ended March 31, 2000 the Company paid to LFC $395,000 in interest.

In April 2000, the Company sold two clustered housing development sites at the Paradise Valley project for net proceeds of $1,494,000. The Company has certain continuing obligations with respect to this project, including the obligation to construct a recreation center. The Company estimates that construction of the recreation center for the Paradise Valley Community will be completed at a cost of approximately $1,200,000. Construction of the recreation center began in 1999 and is expected to be completed in 2000. Cash of $1,000,000 was deposited in an escrow account that is being drawn upon as the recreation center is being completed. At March 31, 2000, $415,000 remained in escrow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INTERIM OPERATIONS.
          (continued)

In connection with an indemnity agreement to a third party surety entered in 1990 in connection with the construction of infrastructure improvements in a development located in LaQuinta, California, a subsidiary of the Company is required to maintain a minimum net worth of $5,000,000 and a minimum cash balance of $400,000. Failure to meet both of these requirements would trigger the subsidiary's obligation to provide an irrevocable letter of credit of approximately $460,000 based upon current estimates. The subsidiary currently meets the minimum cash balance requirement.

RESULTS OF OPERATIONS

During the first quarter of 2000, as a result of the sale of certain lots in the San Elijo Hills project, the Company received $878,000 of marketing, field overhead and management service fee income in accordance with the terms of the Development Agreement.

There were no sales of real estate during the first quarter of 2000. During the first quarter of 1999, the Company sold 75 residential lots in the Paradise Valley project. Cost of sales recorded during these periods reflects the level of sales activity.

Interest expense primarily reflects the interest due on indebtedness to LFC, including interest of $395,000 and $391,000 for the three month periods ended March 31, 2000 and March 31, 1999, respectively. In addition, interest expense includes $219,000 and $193,000 for amortization of debt discount related to the indebtedness due to LFC for the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

General and administrative expenses increased in 2000 as compared to 1999 due to the increased operating activities in connection with the San Elijo Hills project and Otay Ranch project.

Income tax expense for all periods presented principally relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in Management's Discussion and Analysis of Financial Condition and Results of Interim Operations the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from time to time in the Company's public filings, including changes in general economic and market conditions, changes in domestic laws and government regulations or requirements, changes in real estate pricing environments, regional or general changes in asset valuation, demographic and economic changes in the United States generally and California in particular, increases in real estate taxes and other local government fees, significant competition from other real estate developers and homebuilders, decreased consumer spending for housing, delays in construction schedules and cost overruns, availability and cost of land, materials and labor, increased development costs beyond the Company's control, damage to properties or condemnation of properties, the occurrence of significant natural disasters, the inability to insure certain risks economically, the adequacy of loss reserves, changes in prevailing interest rate levels and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise of update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

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


Date: May 12, 2000

                                INDEX TO EXHIBITS


Exhibits
--------

   27                Financial Data Schedule.