Form 10-Q
period 2000-06-30
HOMEFED CORP
filed 2000-08-14
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

Yes   X    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 11, 2000, there were 56,807,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                    (Dollars in thousands, except par value)
                   -----------------------------------------




                                                                                     June 30,             December 31,
                                                                                      2000                   1999
                                                                                   -----------             ----------
                                                                                   (Unaudited)

ASSETS
Land and real estate held for development and sale                                  $  22,584              $  23,707
Cash and cash equivalents                                                               1,632                  2,795
Restricted cash                                                                           291                    868
Deposits and other assets                                                                 907                    158
                                                                                    ---------              ---------

TOTAL                                                                               $  25,414              $  27,528
                                                                                    =========              =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                      $  21,392              $  20,552
Recreation center liability                                                               376                    970
Accounts payable and accrued liabilities                                                1,348                  1,905
                                                                                    ---------              ---------

      Total liabilities                                                                23,116                 23,427
                                                                                    ---------              ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                      11,708                 11,208
                                                                                    ---------              ---------

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value; 100,000,000 shares authorized;
  56,807,826 and 56,557,826 shares outstanding                                            568                    566
Additional paid-in capital                                                            355,055                354,833
Deferred compensation pursuant to stock incentive plans                                  (202)                  --
Accumulated deficit                                                                  (364,831)              (362,506)
                                                                                    ---------              ---------

      Total stockholders' deficit                                                      (9,410)                (7,107)
                                                                                    ---------              ---------

TOTAL                                                                               $  25,414              $  27,528
                                                                                    =========              =========



             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the periods ended June 30, 2000 and 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)
                 ------------------------------------------------

                                                                            For the Three                   For the Six
                                                                          Month Period Ended            Month Period Ended
                                                                               June 30,                      June 30,
                                                                          ------------------            -------------------
                                                                          2000          1999            2000           1999
                                                                          ----          ----            ----           ----

REVENUES:

Sales of residential properties                                         $ 1,575        $  --          $ 1,575        $ 2,250
Marketing, field overhead and management service
 fee income from San Elijo Hills                                            260           --            1,138           --
Equity in losses from Otay Land Company, LLC                               --             (266)          --             (523)
                                                                        -------        -------        -------        -------
                                                                          1,835           (266)         2,713          1,727
                                                                        -------        -------        -------        -------

EXPENSES:

Cost of sales                                                             1,544           --            1,544          2,218
Provision for losses on real estate investments                            --             --             --              255
Interest expense relating to Leucadia Financial Corporation                 621            596          1,235          1,180
General and administrative expenses                                         875            609          1,756          1,177
Management fees to Leucadia Financial Corporation                            67             74            141            148
                                                                        -------        -------        -------        -------
                                                                          3,107          1,279          4,676          4,978
                                                                        -------        -------        -------        -------

Loss from operations                                                     (1,272)        (1,545)        (1,963)        (3,251)

Other income                                                                 78             50            153            102
                                                                        -------        -------        -------        -------

Loss before income taxes and minority interest                           (1,194)        (1,495)        (1,810)        (3,149)
Income tax expense                                                           (6)           (12)           (15)           (20)
                                                                        -------        -------        -------        -------

Loss before minority interest                                            (1,200)        (1,507)        (1,825)        (3,169)
Minority interest                                                          (250)          --             (500)          --
                                                                        -------        -------        -------        -------

Net loss                                                                $(1,450)       $(1,507)       $(2,325)       $(3,169)
                                                                        =======        =======        =======        =======

Basic loss per common share                                             $ (0.03)       $ (0.15)       $ (0.04)       $ (0.32)
                                                                        =======        =======        =======        =======

Diluted loss per common share                                           $ (0.03)       $ (0.15)       $ (0.04)       $ (0.32)
                                                                        =======        =======        =======        =======






             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Changes in
                        Stockholders' Deficit For the six
                       months ended June 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)
             ----------------------------------------------------




                                                                                      Deferred
                                                     Common                          Compensation
                                                     Stock         Additional         Pursuant to                        Total
                                                   $.01 Par         Paid-In        Stock Incentive     Accumulated    Stockholders'
                                                     Value          Capital              Plans           Deficit         Deficit
                                                   --------        ----------      ----------------    -----------    -----------


Balance, January 1, 1999                               $100          $346,919                           $(355,224)       $  (8,205)
   Net loss                                                                                                (3,169)          (3,169)
                                                       ----          --------        =============      ---------        ---------

Balance, June 30, 1999                                 $100          $346,919                           $(358,393)       $ (11,374)
                                                       ----          --------        =============      ---------        ---------


Balance, January 1, 2000                               $566          $354,833                           $(362,506)       $  (7,107)

  Issuance of 250,000 shares of
    Common Stock                                          2               186               $(188)
  Amortization related to restricted
    stock grants                                                                               20                               20
  Grant of 50,000 stock options                                            36                 (36)
  Amortization related to stock options                                                         2                                2
  Net loss                                                                                                 (2,325)          (2,325)
                                                       ----          --------        ------------       ---------          -------

Balance, June 30, 2000                                 $568          $355,055               $(202)      $(364,831)         $(9,410)
                                                       ====          ========        ============       =========          =======











             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)
             ----------------------------------------------------------




                                                                                                              2000            1999
                                                                                                             -----          -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                                    $(2,325)        $(3,169)

Adjustments to reconcile net loss to net cash used in operating activities:

       Provision for losses on real estate investments                                                         --               255
       Minority interest                                                                                        500            --
       Amortization of deferred compensation pursuant to stock incentive plans                                   22            --
       Accrued interest added to note payable to Leucadia Financial Corporation                                 395            --
       Amortization of debt discount on note payable to Leucadia Financial Corporation                          445             393
       Equity in losses from Otay Land Company, LLC                                                            --               523
       Changes in operating assets and liabilities:
           Land and real estate held for development and sale                                                 1,123           1,850
           Deposits and other assets                                                                           (749)           (157)
           Recreation center liability                                                                         (594)           --
           Accounts payable and accrued liabilities                                                            (557)            230
       Decrease (increase) in restricted cash                                                                   577            (194)
                                                                                                            -------         -------

                Net cash used in operating activities                                                        (1,163)           (269)
                                                                                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Contributions to Otay Land Company, LLC                                                                        --              (725)
Decrease in investments                                                                                        --                79
                                                                                                            -------         -------

                  Net cash used in investing activities                                                        --              (646)
                                                                                                            -------         -------

Net decrease in cash and cash equivalents                                                                    (1,163)           (915)

Cash and cash equivalents, beginning of period                                                                2,795           3,120
                                                                                                            -------         -------

Cash and cash equivalents, end of period                                                                    $ 1,632         $ 2,205
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

2. As of August 14, 1998, the Company and Leucadia Financial Corporation ("LFC"), a wholly-owned subsidiary of Leucadia National Corporation ("Leucadia") entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the outstanding 12% Secured Convertible Note due 2003 held by LFC. The Restructured Note has a principal amount of approximately $26,462,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the maturity date. During the six-month periods ended June 30, 2000 and June 30, 1999, interest of approximately $790,000 and $787,000, respectively, was expensed for the Restructured Note. As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximate $7,015,000 difference between such amount and the carrying value of the Convertible Note was reflected as additional paid-in capital. The $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note will be amortized over the term of the Restructured Note using the interest method. Approximately $445,000 and $393,000, respectively, was amortized as interest expense during the six-month periods ended June 30, 2000 and June 30, 1999.

3. Basic loss per share of Common Stock for the three and six-month periods ended June 30, 2000 was calculated by dividing the net loss by the 56,807,826 and 56,715,793, respectively, weighted average shares of Common Stock outstanding. Basic loss per share of Common Stock for all 1999 periods was calculated by dividing the net loss by 10,000,000 shares of Common Stock.

     Diluted loss per share of Common Stock was calculated as described above. The number of weighted average shares used to calculate diluted loss per share for the three and six-month periods ending June 30, 2000 was 56,807,826 and 56,715,793, respectively. For all 1999 periods 10,000,000 shares of Common Stock was used in the calculation of diluted loss per share. The calculation of diluted loss per share does not include Common Stock equivalents of 180,000 and 46,557,826 for all 2000 and 1999 periods, respectively, which are antidilutive.

4. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company has contributed $11,300,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,935 acres of land which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch.

5. Pursuant to administrative service agreements, LFC provides administrative services to the Company, including providing the services of two of the Company's executive officers. Effective March 1, 2000, the Company and LFC entered into a new one year administrative services agreement pursuant to which the Company pays LFC an administrative fee of $276,000. For the three-month and six-month periods ended June 30, 2000, the Company expensed $67,000 and $141,000, respectively. For the three-month and six-month periods ended June 30, 1999, the Company expensed $74,000 and $148,000 respectively.

     The Company's corporate office is in part of an office building subleased from Leucadia for a monthly amount equal to its share of Leucadia's cost for such space and furniture. For the three-month and six-month periods ended June 30, 2000, the Company expensed $58,000 and $105,000, respectively, for rentals from Leucadia. For the three-month and six-month periods ended June 30, 1999, the Company expensed $53,000 and $90,000, respectively, for rentals from Leucadia.

6. On March 8, 2000, options to purchase an aggregate of 180,000 shares of Common Stock were granted to eligible participants under the Company's 1999 Stock Incentive Plan (the "1999 Plan") at an exercise price of $.75 per share (market price) and an aggregate of 250,000 shares of restricted Common Stock were issued to eligible participants under the 1999 Plan, subject to certain forfeiture provisions. Of the 180,000 options granted, 50,000 were granted to non-employees, resulting in deferred compensation of $36,000 based upon the estimated fair value of these options at the time of grant, using the modified Black Scholes model. This amount will be amortized over the five-year vesting period of the options. In connection with the issuance of restricted stock, the Company recorded deferred compensation of $188,000 representing the value of stock on the date of issuance based upon market price. This amount will be amortized over the three-year vesting period of the restricted stock at which time all remaining forfeiture provisions will end.

7. On July 12, 2000, options to purchase an aggregate of 6,000 shares of Common Stock were granted to members of the Board of Directors under the 1999 Plan at an exercise price of $.70 per share, the then current market price per share.

     On July 12, 2000, the Company's Stockholders approved the Company's 2000 Stock Incentive Plan pursuant to which options to purchase an aggregate of 1,000,000 shares of Common Stock were granted to two key employees on April 27, 2000 at an exercise price of $.61 per share, the then current market price per share. The options are subject to achievement of performance goals as determined by the Board of Directors and are exercisable over a six-year period. Options and any stock issued on exercise of an option are subject to forfeiture if the performance goals are not met within three years from the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 10-K.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month periods ended June 30, 2000 and June 30, 1999, net cash was used in operating activities, principally to fund interest and general and administrative expenses. The Company's principal sources of funds are dividends or borrowings from its subsidiaries, and any fee income earned from the San Elijo Hills project. The Company is dependent upon the cash flow, if any, from the sale of real estate and management fees in order to pay its expenses, including debt service payments.

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

To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project ($30,565,000 at June 30, 2000, which is non-interest bearing), or owed by the project's owner to Leucadia ($68,792,000 at June 30, 2000) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of Indebtedness. There can be no assurance, however, that the Company will receive any success fee at all for this project. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the Development Agreement.

As of June 30, 2000, the Company owed $26,462,000 principal amount to LFC. This amount is payable on December 31, 2004 and bears interest at 6% per year. This obligation is reflected in the consolidated balance sheet, net of discount, at $21,392,000 as of June 30, 2000. During the six months ended June 30, 2000, the Company paid to LFC $395,000 in interest and accrued $395,000 in interest to LFC.

In April 2000, the Company sold two clustered housing development sites at the Paradise Valley project for net proceeds of $1,494,000. The Company has certain continuing obligations with respect to this project, including the obligation to construct a recreation center. The Company estimates that construction of the recreation center for the Paradise Valley Community will be completed at a cost of approximately $1,200,000. Construction of the recreation center began in 1999 and is expected to be completed in 2000. Cash of $1,000,000 was deposited in an escrow account that is being drawn upon as the recreation center is being completed. At June 30, 2000, $291,000 remained in escrow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations,(continued)

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

RESULTS OF OPERATIONS

During the three-month and six-month periods ended June 30, 2000, as a result of the sale of certain lots in the San Elijo Hills project, the Company recognized $260,000 and $1,138,000, respectively, of marketing, field overhead and management service fee income in accordance with the terms of the Development Agreement. During the three-month and six-month periods ended June 30, 1999, no sales occurred in the San Elijo Hills project and no fee income was recognized.

Sales of residential properties increased in the three-month period and decreased in the six-month period ended June 30, 2000 as compared to the same periods ended June 30, 1999. There were no sales of real estate during the first quarter of 2000. During the second quarter of 2000, the Company sold two clustered housing development sites at the Paradise Valley project. During the first quarter of 1999, the Company sold 75 residential lots in the Paradise Valley project. There were no sales of real estate during the second quarter of 1999. Cost of sales recorded during these periods reflects the level of sales activity.

Interest expense for the three-month and six-month periods ended June 30, 2000 reflects $395,000 and $790,000, respectively, paid to LFC on the Restructured Note and $226,000 and $445,000, respectively, resulting from the amortization of a portion of the difference between the fair value of the Restructured Note and the carrying value of the Convertible Note. Interest expense for the three-month and six-month periods ended June 30, 1999 reflects interest of $396,000 and $787,000, respectively, paid to LFC on the Restructured Note and $200,000 and $393,000, respectively, resulting from the amortization of a portion of the difference between the fair value of the Restructured Note and the carrying value of the Convertible Note.

General and administrative expenses increased in both the three-month and six-month periods ended June 30, 2000 as compared to the same periods in 1999 due to increased operating activities in connection with the San Elijo Hills project and Otay Ranch project.

Income tax expense for all periods presented principally relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in Management's Discussion and Analysis of Financial Condition and Results of Interim Operations the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to those discussed or identified from time to time in the Company's public filings, including changes in general economic and market conditions, changes in domestic laws and government regulations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, (continued)


or requirements (including those relating to the environment), changes in real estate pricing environments, regional or general changes in asset valuation, demographic and economic changes in the United States generally and California in particular, increases in real estate taxes and other local government fees, significant competition from other real estate developers and homebuilders, decreased consumer spending for housing, delays in construction schedules and cost overruns, availability and cost of land, materials and labor, increased development costs beyond the Company's control, damage to properties or condemnation of properties, the occurrence of significant natural disasters, the inability to insure certain risks economically, the adequacy of loss reserves, changes in prevailing interest rate levels and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


         1. Exhibits.

               10.1 Administrative  Services Agreement dated as of March 1, 2000 among HomeFed Corporation, HomeFed Resources Corporation, HomeFed Communities, Inc. and Leucadia Financial Corporation.


               27   Financial Data Schedule

         2. Reports on Form 8-K

            None

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



                                  HOMEFED CORPORATION




                                  /s/ Corinne A. Maki
                                  CORINNE A. MAKI, Treasurer
                                  (Authorized Signatory and Principal Financial and Accounting Officer)




Date: August 14, 2000

                                INDEX TO EXHIBITS

Exhibits


10.1 Administrative Services Agreement dated as of March 1, 2000 among HomeFed Corporation, HomeFed Resources Corporation, HomeFed Communities, Inc. and Leucadia Financial Corporation.


27   Financial Data Schedule.