Form 10-Q
period 2000-09-30
HOMEFED CORP
filed 2000-11-14
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

Yes   X    No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 3, 2000, there were 56,807,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                         September 30, 2000 and December
                         31, 1999 (Dollars in thousands,
                                except par value)
                    ----------------------------------------


                                                                              September 30,           December 31,
                                                                                2000                       1999
                                                                             --------------          -------------
                                                                              (Unaudited)

ASSETS
Land and real estate held for development and sale                               $  22,731              $  23,707
Cash and cash equivalents                                                            1,281                  2,795
Restricted cash                                                                        177                    868
Deposits and other assets                                                              430                    158
                                                                                 ---------              ---------

TOTAL                                                                            $  24,619              $  27,528
                                                                                 =========              =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                   $  21,232              $  20,552
Recreation center liability                                                            259                    970
Accounts payable and accrued liabilities                                             1,662                  1,905
                                                                                 ---------              ---------

      Total liabilities                                                             23,153                 23,427
                                                                                 ---------              ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                   11,958                 11,208
                                                                                 ---------              ---------

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value; 100,000,000 shares authorized;
  56,807,826 and 56,557,826 shares outstanding                                         568                    566
Additional paid-in capital                                                         355,055                354,833
Deferred compensation pursuant to stock incentive plans                               (184)                  --
Accumulated deficit                                                               (365,931)              (362,506)
                                                                                 ---------              ---------

      Total stockholders' deficit                                                  (10,492)                (7,107)
                                                                                 ---------              ---------

TOTAL                                                                            $  24,619              $  27,528
                                                                                 =========              =========







             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the periods ended September 30, 2000 and 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)
                ---------------------------------------------------



                                                                                   For the Three                     For the Nine
                                                                                Month Period Ended               Month Period Ended
                                                                                   September 30,                    September 30,
                                                                                ------------------             --------------------
                                                                                  2000          1999            2000           1999
                                                                                  ----          ----            ----           ----


REVENUES:

Sales of residential properties                                                $  --          $   350        $ 1,575        $ 2,600
Marketing, field overhead and management service
 fee income from San Elijo Hills                                                   944           --            2,082           --
Equity in losses from Otay Land Company, LLC                                      --             (256)          --             (779)
                                                                               -------        -------        -------        -------
                                                                                   944             94          3,657          1,821
                                                                               -------        -------        -------        -------

EXPENSES:

Cost of sales                                                                     --              418          1,544          2,636
Provision for losses on real estate investments                                   --             --             --              255
Interest expense relating to Leucadia Financial Corporation                        633            609          1,868          1,789
General and administrative expenses                                              1,143            677          2,899          1,854
Management fees to Leucadia Financial Corporation                                   69             74            210            222
                                                                               -------        -------        -------        -------
                                                                                 1,845          1,778          6,521          6,756
                                                                               -------        -------        -------        -------

Loss from operations                                                              (901)        (1,684)        (2,864)        (4,935)

Other income                                                                        26             72            179            174
                                                                               -------        -------        -------        -------

Loss before income taxes and minority interest                                    (875)        (1,612)        (2,685)        (4,761)
Income tax benefit/(provision)                                                      25            (10)            10            (30)
                                                                               -------        -------        -------        -------

Loss before minority interest                                                     (850)        (1,622)        (2,675)        (4,791)
Minority interest                                                                 (250)           (30)          (750)           (30)
                                                                               -------        -------        -------        -------

Net loss                                                                       $(1,100)       $(1,652)       $(3,425)       $(4,821)
                                                                               =======        =======        =======        =======

Basic loss per common share                                                    $  (.02)       $  (.03)       $  (.06)       $  (.20)
                                                                               =======        =======        =======        =======

Diluted loss per common share                                                  $  (.02)       $  (.03)       $  (.06)       $  (.20)
                                                                               =======        =======        =======        =======





             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Deficit
              For the nine months ended September 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)
                   ----------------------------------------------


                                                                                Deferred
                                                   Common                      Compensation
                                                   Stock         Additional     Pursuant to                          Total
                                                 $.01 Par         Paid-In     Stock Incentive     Accumulated     Stockholders'
                                                   Value          Capital          Plans           Deficit            Deficit
                                                 ---------      -----------   ----------------   ------------   ----------------


Balance, January 1, 1999                         $     100       $ 346,919                         $(355,224)      $  (8,205)
  Issuance of 46,557,826 shares of
    Common Stock                                       466           7,914                                             8,380

  Net loss                                                                                            (4,821)         (4,821)
                                                 ---------       ---------           -----         ---------       ---------

Balance, September 30, 1999                      $     566       $ 354,833                         $(360,045)      $  (4,646)
                                                 =========       =========           =====         =========       =========


Balance, January 1, 2000                         $     566       $ 354,833                         $(362,506)      $  (7,107)

  Issuance of 250,000 shares of
    Common Stock                                         2             186           $(188)                             --
  Amortization related to restricted
    stock grants                                                                        36                                36
  Grant of 50,000 stock options                                         36             (36)                             --
  Amortization related to stock options                                                  4                                 4
  Net loss                                                                                            (3,425)         (3,425)
                                                 ---------       ---------           -----         ---------       ---------

Balance, September 30, 2000                      $     568       $ 355,055           $(184)        $(365,931)      $ (10,492)
                                                 =========       =========           =====         =========       =========







             See notes to interim consolidated financial statements.

                      HOMEFED CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            For the nine months ended
                           September 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)
                   ------------------------------------------




                                                                                                              2000            1999
                                                                                                              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                                    $(3,425)        $(4,821)

Adjustments to reconcile net loss to net cash used in operating activities:

       Provision for losses on real estate investments                                                         --               255
       Minority interest                                                                                        750              30
       Amortization of deferred compensation pursuant to stock incentive plans                                   40            --
       Amortization of debt discount on note payable to Leucadia Financial Corporation                          680             601
       Equity in losses from Otay Land Company, LLC                                                            --               779
       Changes in operating assets and liabilities:
           Land and real estate held for development and sale                                                   976           2,236
           Deposits and other assets                                                                           (272)           (122)
           Recreation center liability                                                                         (711)            133
           Accounts payable and accrued liabilities                                                            (243)            513
       Decrease (increase) in restricted cash                                                                   691              (2)
                                                                                                            -------         -------

                Net cash used in operating activities                                                        (1,514)           (398)
                                                                                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Contributions to Otay Land Company, LLC                                                                        --              (850)
Decrease in investments                                                                                        --                79
                                                                                                            -------         -------

                Net cash used in investing activities                                                          --              (771)
                                                                                                            -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds received from the sale of Common Stock                                                                --             1,670
                                                                                                            -------         -------

                Net cash provided by financing activities                                                      --             1,670
                                                                                                            -------         -------

Net (decrease) increase in cash and cash equivalents                                                         (1,514)            501

Cash and cash equivalents, beginning of period                                                                2,795           3,120
                                                                                                            -------         -------

Cash and cash equivalents, end of period                                                                    $ 1,281         $ 3,621
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

2. As of August 14, 1998, the Company and Leucadia Financial Corporation ("LFC"), a wholly-owned subsidiary of Leucadia National Corporation ("Leucadia") entered into an Amended and Restated Loan Agreement, pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the outstanding 12% Secured Convertible Note due 2003 held by LFC. The Restructured Note has a principal amount of approximately $26,462,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. Interest only on the Restructured Note is paid quarterly and all unpaid principal is due on the maturity date. Interest of approximately $1,188,000 was expensed and paid for the Restructured Note during each of the nine month periods ended September 30, 2000 and 1999. As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximate $7,015,000 difference between such amount and the carrying value of the Convertible Note was reflected as additional paid-in capital. The $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note will be amortized over the term of the Restructured Note using the interest method. Approximately $680,000 and $601,000, respectively, was amortized as interest expense during the nine month periods ended September 30, 2000 and 1999.

3. Basic and diluted loss per share of Common Stock was calculated by dividing the net loss by the weighted average shares of Common Stock outstanding. The number of shares used to calculate basic and diluted loss per Common Share was 56,807,826 and 53,015,383 for the three month periods ended September 30, 2000 and 1999, respectively, and 56,746,695 and 24,496,096 for the nine month periods ended September 30, 2000 and 1999, respectively. The calculation of diluted loss per share does not include common stock equivalents of 1,186,000 for the three month and nine month periods ended September 30, 2000 which are antidilutive.

4. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company has contributed $11,375,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,935 acres of land which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch.

Notes to Interim Consolidated Financial Statements
(continued)


5. Pursuant to administrative service agreements, LFC provides administrative services to the Company, including providing the services of two of the Company's executive officers. Effective March 1, 2000, the Company and LFC entered into a new one year administrative services agreement pursuant to which the Company pays LFC an administrative fee of $276,000. For these services, the Company expensed $69,000 and $74,000 for the three month periods ended September 30, 2000 and 1999, respectively, and $210,000 and $222,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

     The Company's corporate office is in part of an office building subleased from Leucadia for a monthly amount equal to its share of Leucadia's cost for such space and furniture. In connection with these rentals, the Company expensed $57,000 and $44,000 for the three month periods ended September 30, 2000 and 1999, respectively, and $162,000 and $134,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

6. On March 8, 2000, options to purchase an aggregate of 180,000 shares of Common Stock were granted to eligible participants under the Company's 1999 Stock Incentive Plan (the "1999 Plan") at an exercise price of $.75 per share (market price) and an aggregate of 250,000 shares of restricted Common Stock were issued to eligible participants under the 1999 Plan, subject to certain forfeiture provisions. Of the 180,000 options granted, 50,000 were granted to non-employees, resulting in deferred compensation of $36,000 based upon the estimated fair value of these options at the time of grant, using the modified Black Scholes model. This amount will be amortized over the five year vesting period of the options. In connection with the issuance of restricted stock, the Company recorded deferred compensation of $188,000 representing the value of stock on the date of issuance based upon market price. This amount will be amortized over the three year vesting period of the restricted stock at which time all remaining forfeiture provisions will end.

     On July 12, 2000, options to purchase an aggregate of 6,000 shares of Common Stock were granted to members of the Board of Directors under the 1999 Plan at an exercise price of $.70 per share, the then current market price per share.

     On July 12, 2000, the Company's Stockholders approved the Company's 2000 Stock Incentive Plan pursuant to which options to purchase an aggregate of 1,000,000 shares of Common Stock were granted to two key employees on April 27, 2000 at an exercise price of $.61 per share, the then current market price per share. The options are subject to achievement of performance goals as determined by the Board of Directors and are exercisable over a six year period. Options and any stock issued on exercise of an option are subject to forfeiture if the performance goals are not met within three years from the date of grant. Deferred compensation, representing the difference between the exercise price and the then current market price, is subject to change based upon fluctuations in the Company's stock price. The deferred compensation will be amortized over the expected performance period of three years. At September 30, 2000, no deferred compensation was recognized relating to these options since the exercise price exceeded the quoted market price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 10-K.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month periods ended September 30, 2000 and September 30, 1999, net cash was used in operating activities, principally to fund interest and general and administrative expenses. The Company's principal sources of funds are fee income earned from the San Elijo Hills project, proceeds from the sale of the Paradise Valley school site and dividends or borrowings from its Otay Land Company subsidiary. The Company is dependent upon these cash flows to pay its expenses, including debt service payments.

The Company expects that its cash on hand, together with the sources described above will be sufficient to meet its cash flow needs for the foreseeable future. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company could accelerate its subsidiaries' sale of real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to LFC to collateralize its $26,462,000 borrowing from LFC, it may be unable to obtain financing at favorable rates from sources other than LFC. In addition, any distributions relating to the Otay Land Company must first repay Leucadia's preferred return and preferred capital, before such funds are distributable to the Company.

The Development Agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees. These fees are based on a fixed percentage of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing services under the Development Agreement. During the nine month period ended September 30, 2000, the Company received approximately $1,861,000 for such fees and collected the accrued balance of approximately $221,000 in October 2000. The Development Agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner.

To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project ($29,289,000 at September 30, 2000, which is non-interest bearing), or owed by the project's owner to Leucadia ($62,864,000 at September 30, 2000) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of Indebtedness. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the Development Agreement. There can be no assurance, however, that the Company will receive any success fee at all for this project.

As of September 30, 2000, the Company owed $26,462,000 principal amount to LFC. This amount is payable on December 31, 2004 and bears interest at 6% per year. This obligation is reflected in the consolidated balance sheet, net of discount, at $21,232,000 as of September 30, 2000. During the nine months ended September 30, 2000, the Company paid to LFC $1,188,000 in interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, (continued)

In April 2000, the Company sold two clustered housing development sites at the Paradise Valley project for net proceeds of $1,494,000. The Company has certain continuing obligations with respect to this project, including the obligation to construct a recreation center. The Company estimates that construction of the recreation center for the Paradise Valley Community will be completed at a cost of approximately $1,200,000. Construction of the recreation center began in 1999 and is expected to be completed in 2000. Cash of $1,000,000 was deposited in an escrow account that is being drawn upon as the recreation center is being completed. At September 30, 2000, $177,000 remained in escrow.

In connection with an indemnity agreement to a third party surety entered into in 1990 in connection with the construction of infrastructure improvements in a development located in LaQuinta, California, a subsidiary of the Company is required to maintain a minimum net worth of $5,000,000 and a minimum cash balance of $400,000. Failure to meet both of these requirements would trigger the subsidiary's obligation to provide an irrevocable letter of credit of approximately $460,000 based upon current estimates. The subsidiary currently meets the minimum cash balance requirement. In November 2000, the agreement was amended to eliminate the cash balance and letter of credit requirements and reduce the net worth requirement, which the subsidiary meets.

RESULTS OF OPERATIONS

During the three month and nine month periods ended September 30, 2000, as a result of the sale of certain lots in the San Elijo Hills project, the Company recognized $944,000 and $2,082,000, respectively, of marketing, field overhead and management service fee income in accordance with the terms of the Development Agreement. During the three month and nine month periods ended September 30, 1999, no sales occurred in the San Elijo Hills project and no fee income was recognized.

Sales of residential properties decreased in the three and nine month periods ended September 30, 2000 as compared to the same periods ended September 30, 1999. During the nine month period ended September 30, 2000, the Company sold two clustered housing development sites at the Paradise Valley project. During the same period in 1999, the Company sold 75 residential lots and one clustered housing development site in the Paradise Valley project. Cost of sales recorded during these periods reflects the level of sales activity.

Interest expense for the three month and nine month periods ended September 30, 2000 reflects $398,000 and $1,188,000, respectively, paid to LFC on the Restructured Note and $235,000 and $680,000, respectively, resulting from the amortization of a portion of the difference between the fair value of the Restructured Note and the carrying value of the Convertible Note. Interest expense for the three month and nine month periods ended September 30, 1999 reflects interest of $401,000 and $1,188,000, respectively, paid to LFC on the Restructured Note and $208,000 and $601,000, respectively, resulting from the amortization of a portion of the difference between the fair value of the Restructured Note and the carrying value of the Convertible Note.

General and administrative expenses increased in both the three month and nine month periods ended September 30, 2000 as compared to the same periods in 1999 due to increased operating activities in connection with the San Elijo Hills project and Otay Ranch project.

Income taxes for all periods presented principally relates to state franchise taxes. The Company has not recorded federal income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, (continued)

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in Management's Discussion and Analysis of Financial Condition and Results of Interim Operations the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to those discussed or identified from time to time in the Company's public filings, including changes in general economic and market conditions, changes in domestic laws and government regulations or requirements (including those relating to the environment), changes in real estate pricing environments, regional or general changes in asset valuation, demographic and economic changes in the United States generally and California in particular, increases in real estate taxes and other local government fees, significant competition from other real estate developers and homebuilders, decreased consumer spending for housing, delays in construction schedules and cost overruns, availability and cost of land, materials and labor, increased development costs beyond the Company's control, damage to properties or condemnation of properties, the occurrence of significant natural disasters, the inability to insure certain risks economically, the adequacy of loss reserves, changes in prevailing interest rate levels and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of stockholders at the Company's 2000 Annual Meeting of Stockholders held on July 12, 2000.

       a)     Election of directors.
                                                          Number of Shares
                                                          ----------------
                                                     For               Withheld
                                                    -----             ----------

              Patrick D. Bienvenue                49,081,065           108,704
              Paul J. Borden                      49,081,513           108,256
              Timothy M. Considine                49,081,507           108,262
              Ian M. Cumming                      49,081,377           108,392
              Michael A. Lobatz                   49,080,240           109,529
              Joseph S. Steinberg                 49,080,407           109,362

       b)     Approval of the Company's 2000 Stock Incentive Plan.

              For                                                   46,864,027
              Against                                                1,144,081
              Abstentions                                            1,181,661
              Broker non-votes                                           -

       c) Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 2000.

              For                                                   49,118,749
              Against                                                   38,508
              Abstentions                                               32,512
              Broker non-votes                                           -


Item 6.  Exhibits and Reports on Form 8-K.


       a)     Exhibits.

              27          Financial Data Schedule

       b)     Reports on Form 8-K.

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HOMEFED CORPORATION




                                   By /s/ Corinne A. Maki
                                   CORINNE A. MAKI, Treasurer
                                  (Authorized Signatory and Principal Financial
                                   and Accounting Officer)




Date: November 14, 2000

                                INDEX TO EXHIBITS

Exhibits


27  Financial Data Schedule.