Form 10-K
period 2000-12-31
HOMEFED CORP
filed 2001-03-29
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K


[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                       Or
[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________
                         Commission file number: 1-10153

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

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of March 13, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $35,514,000 on that date.

As of March 13, 2001, there were 56,807,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                   PART I

Item 1.  Business.
------   --------

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

                  As development manager for these projects, the Company is responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities. The Company will develop its communities in phases to allow itself the flexibility to sell finished lots to suit market conditions and to enable it to create stable and attractive neighborhoods. Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction.

                  For any master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities, as well as open space. Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," must be obtained before development and construction may commence, often involving a number of different governmental jurisdictions and agencies, challenges through litigation, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project. In addition, as a precondition to receipt of building-related permits, master-planned communities such as San Elijo Hills typically are required in California to pay impact and capacity fees, or to otherwise satisfy mitigation requirements.

Current Development Projects

                  San Elijo Hills. In August 1998, the Company entered into a Development Management Agreement (the "Development Agreement") with San Elijo Hills Development Company, LLC, an indirect subsidiary of Leucadia National Corporation (together with its subsidiaries, "Leucadia") that owns certain real property located in the City of San Marcos, in San Diego County, California. Pursuant to the Development Agreement, this project, which is known as San Elijo Hills, will be a master-planned community of approximately 3,400 homes and apartments as well as commercial properties expected to be completed during the course of this decade. The Company is the development manager of this project with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The Development Agreement provides that the Company will participate in the net profits of the project through the payment of a success fee as described in this Report, and that the Company will receive fees for the field overhead, management and marketing services it is to provide, based on the revenues of the project. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

                  As the development manager of the San Elijo Hills project, the Company has prepared an internal projection of the net cash flow which might be realized during the course of the projected remaining nine years of the development and sale of the project. The Company does not update this projection regularly, but will review the projection annually. The Company does not prepare a projection for its Otay Ranch project because that project is in the early stages of development.

                  The projection is based upon many assumptions, including but not limited to, the timing of the sales of the various phases of the project, the prices at which lots can be sold, the cost of financing the project, numerous estimates of construction and land improvement costs, estimates related to the costs and availability of public utilities, as well as estimates of infrastructure costs, marketing and selling expenses, property taxes and environmental and other regulatory compliance expenditures. Based upon this cash flow projection, for the period from January 1, 2001 through the completion of the project, future sales from the project are projected to aggregate approximately $359,000,000, and aggregate net cash flow, after payment of all debt service and other liabilities, is projected to be approximately $118,000,000. At that revenue level, it is projected that the Company would receive fees for field overhead, management and marketing services in addition to those received through December 31, 2000, totaling approximately $34,000,000, and a success fee of approximately $81,000,000. The foregoing does not reflect expenses (which have not been projected or estimated) that the Company will be required to incur to fulfill its obligations under the Development Agreement.

                  All of the foregoing amounts are not discounted and are derived solely from the assumptions used in the projection, which are based on the Company's best estimates, as of January 2001, of the results of the San Elijo Hills project for the remaining nine years of the project's development. The projection was not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants or generally accepted accounting principles and has not been examined or compiled by the Company's independent auditors. The Company's independent auditors do not express an opinion or any other form of assurance with respect to the projection. Their report included in this Report relates to the Company's historical financial information. It does not extend to the projection and should not be read to do so. The projection is based on a number of assumptions and estimates that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Among the factors that could cause actual results to differ materially from those projected include, but are not limited to, changes in general economic and market conditions, changes in domestic laws and government regulations or requirements, changes in real estate pricing environments, demographic and economic changes in the United States generally and California in particular, significant competition from other real estate developers and homebuilders, decreased consumer spending for housing, delays in construction schedules and cost overruns, increased material and labor costs, increased development costs, many of which the Company would not be able to control, the occurrence of significant natural disasters, the imposition of limitations on the Company's ability to develop the San Elijo Hills project resulting from developments in or new applications of environmental laws and regulations, increases in prevailing interest rates, including mortgage rates, increased interest costs for the project as a result of a delay in completion of the project requiring the financing to remain outstanding for a longer than projected period of time, and the availability of reliable energy sources and consumer confidence in the dependability of such energy sources. The degree of uncertainty inherent in projections increases significantly with each year that the projections cover. This projection covers a nine year period and accordingly, is even more uncertain than projections covering a shorter period of time. Therefore, the projection is only an estimate and actual results will vary from the projection. These variations may be, and, in fact, are likely to be material. Consequently, the inclusion of the foregoing projections in this Report should not be regarded as representations by the Company or any other person that the projected results will be achieved. Projections are necessarily speculative in nature and it is usually the case that one or more significant assumptions in projections do not materialize. Therefore, the projections should not be relied upon.

                  During 2000, 528 residential sites in six neighborhoods were sold to builders for aggregate net consideration of $71,100,000. These sales are the first residential lot sales at San Elijo Hills. Three of the sales agreements covering these sites include options for the builders to purchase a total of 209 additional residential sites for contract prices totaling $30,550,000. Non-refundable option payments totaling $3,450,000 have been received in connection with these options.

                  Two additional neighborhoods consisting of 171 residential sites, are currently under contract for sale for a total of $14,500,000 and are anticipated to close in 2001. During 2001, the local school district is obligated to purchase a site of approximately 20 acres, which is the first of three school sites. The purchase price will be based upon the highest and best use of the land determined by appraisal.

                  An additional two neighborhoods, consisting of 148 residential sites and a multi-family residential site with an estimated 192 dwelling units, are currently being offered for sale.

                  Otay Ranch. On October 14, 1998, the Company and Leucadia formed Otay Land Company, LLC (the "Otay Land Company") to purchase 4,800 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master planned community south of San Diego, California. Otay Land Company acquired this land for $19,500,000. The Company has contributed $11,590,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest; the Company is development manager of this project.

                  The City of Chula Vista and the County of San Diego have approved a general development plan for the larger planning area. Although there is no minimum time within which implementation of the general development plan must be completed, it is expected that full development of the larger planning area will take decades. This general development plan establishes land use goals, objectives and policies within the larger planning area. Any development within the larger Otay Ranch master planned community must be consistent with this general development plan. The general development plan for the larger planning area contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a proposed university site and a network of infrastructure, including roads and highways, a rail transportation system, park systems and schools. Actual development of any of these will require that further entitlements and approvals be obtained. Because the larger planning area will be developed by several independent developers in addition to the Company, all developers working in the Otay Ranch planning area will need to coordinate their activities to develop their respective projects.

                  Of the 4,800 acres owned by Otay Land Company, 1,200 acres are developable and 3,600 acres are zoned as various qualities of non-developable "open space mitigation land." The Company entered into an option to sell 85 acres of developable land for a sales price of $4,100,000. The Company has received a non-refundable payment of $500,000 for this option, which will be applied against the purchase price upon closing. This option, which was scheduled to expire in December 2000, is extendable for up to eighteen months for a non-refundable monthly fee of $60,000. The monthly extension fees will not reduce the purchase price. As of March 13, 2001, the Company received $240,000 of such fees. The Company will either develop or sell the remaining developable land; until such determination is made, the Company will not know the nature or extent of the entitlements or approvals that may be required.

                  Under the general development plan, approximately 1.2 acres of open space mitigation land must be set aside for each 1.0 acre of developable land. Some owners of developable land have adequate or excess mitigation land, while other owners lack sufficient acreage of mitigation land. The Company currently has substantially more mitigation land than it would need to develop its property at this project. A market for the Company's open space mitigation land exists among buyers in the San Diego County Region. Based upon the general development plan conditions, the Company believes that a market for this land is likely to develop within the larger Otay Ranch development area as development progresses.

                  The Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of the property. The Company cannot predict when, or if, revenues will be derived from this project. As indicated above, the ultimate development of projects of this type is subject to significant governmental and environmental approval. Recently, the United States Fish & Wildlife Service proposed designating a portion of the Otay Ranch project already planned primarily for non-development/habitat preservation as a critical habitat for an endangered species. In addition, the project is within the area identified by a draft United States Fish & Wildlife Service recovery plan for this endangered species. Although the designation and plan are not final, there can be no assurance that if the designation and plan are adopted in this or another form, any such final designation or plan will not have a material impact on the Company's ability to develop or sell the project.

Other Projects

                  Paradise Valley. The Company owns a 10 acre site, zoned for public facilities, at the Paradise Valley project, a community located in Fairfield, California. This site was previously subject to a purchase option held by the local school district. In February 2001, the local school district terminated their option to purchase the site. At December 31, 2000, the book value of this site was $1,060,000.

                  The Company had certain obligations with respect to this project, including the obligation to construct a recreation center. The construction of this recreation center was completed in January 2001 and annexed to the homeowners association in February 2001.

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

Environmental Compliance

                  Environmental laws may cause the Company to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of the Company's development projects. Delays arising from compliance with environmental laws and regulations could adversely affect the Company's ability to complete its projects, significantly increase the costs of doing so or cause potential customers to purchase competitors' products. To date, environmental laws have not had a material adverse effect on the Company, and management is not currently aware, except as otherwise disclosed, of any environmental compliance matters that would have a material adverse effect on the Company.

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

                  In 1999, Leucadia completed the distribution of HomeFed Common Stock to shareholders of Leucadia. As a result, Joseph S. Steinberg, Chairman of the Board of HomeFed, and Ian M. Cumming, a director of HomeFed, together with their respective family members (excluding trusts for the benefit of Mr. Steinberg's children) beneficially own approximately 12.7% and 13.8%, respectively, of the outstanding Common Stock. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At March 13, 2001, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding trusts for the benefit of Mr. Steinberg's children) approximately 16.7% and 18.2%, respectively, of Leucadia's outstanding common shares.

                  Under the current administrative services agreement, which extends through December 31, 2001, Leucadia provides the services of Ms. Corinne
A. Maki, the Company's Treasurer and Secretary, in addition to various administrative functions. Ms. Maki is an officer of subsidiaries of Leucadia. Prior to November 2000, Leucadia also provided the services of Paul J. Borden, President of the Company, under this agreement. Until October 31, 2000, Mr. Borden also was a Vice President of Leucadia. The cost of services provided by Leucadia during 2000 aggregated $255,000.

Item 2.  Properties.
------   ----------

                  The Company owns approximately 10 acres at the Paradise Valley project and approximately 4,800 non-adjoining acres at the Company's Otay Ranch project, as described under Item 1 - "Business." Land held for development and sale has an aggregate book value of $22,979,000 at December 31, 2000.

                                       3
                  The  Company's  corporate  headquarters  are  located  at 1903
Wright Place, Suite 220, Carlsbad, California 92008 in part of an office building sub-leased from Leucadia for a monthly amount equal to its share of Leucadia's cost for such space and furnishings. The agreement pursuant to which the space and furnishings are provided extends through February 28, 2005 (coterminous with Leucadia's occupancy of the space) and provides for a monthly rental of $19,000 effective March 1, 2001.

Item 3.  Legal Proceedings.
------   -----------------

                  The Company is not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to the Company's consolidated financial position or results of operations.

Item 10. Executive Officers of the Registrant.
-------  ------------------------------------

                  As of March 13, 2001, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

Name                   Age         Position with HomeFed       Office Held Since
----                   ---         ---------------------       -----------------

Paul J. Borden         52          President                          1998

Corinne A. Maki        44          Secretary and Treasurer            1995

Curt R. Noland         44          Vice President                     1998

R. Randy Goodson       35          Vice President                     2000

Simon G. Malk          31          Vice President                     2000

Erin N. Ruhe           35          Vice President and Controller      2000


                  The officers serve at the pleasure of the Board of Directors of HomeFed.

                  The recent business experience of our executive officers is summarized as follows:

                  Paul J. Borden. Mr. Borden has served as a director and President of HomeFed since May 1998. Mr. Borden had been a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia's real estate investments.

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

                  Curt R. Noland. Mr. Noland has served as Vice President of HomeFed since October 1998. He spent the last 21 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until joining HomeFed, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara Land Associates, LP, a 1,000 acre master planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

                  R. Randy Goodson. Mr. Goodson has served as Vice President of HomeFed since April 2000. Mr. Goodson has spent 15 years as a real estate consultant, developer and investor. Prior to joining HomeFed, he was a principal in a San Diego company involved in real estate development and consulting, which provided consulting services to San Elijo Hills and HomeFed. Mr. Goodson is a licensed California real estate broker and a member of the Urban Land Institute.

                  Simon G. Malk. Mr. Malk has served as Vice President of HomeFed since April 2000. For the prior seven years, Mr. Malk was a principal of a San Diego company involved in residential real estate development and consulting.

                  Erin N. Ruhe. Ms. Ruhe has served as Vice President of HomeFed since April 2000 and has been employed by HomeFed as Controller since January 1999. Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
------  ------------------------------------------------------------------------

                  The following table sets forth certain information concerning the market price of the Company's Common Stock for each quarterly period within the two most recent fiscal years.

                                                        High       Low
                                                        ----       ---

Year ended December 31, 1999
     First Quarter                                     $ .3000    $ 0313
     Second Quarter                                      .7500     .0313
     Third Quarter                                      1.0000     .0100
     Fourth Quarter                                     1.0000     .1500

Year ended December 31, 2000
     First Quarter                                     $ .8750    $.0620
     Second Quarter                                      .7200     .5500
     Third Quarter                                       .7300     .6000
     Fourth Quarter                                      .8750     .5700

Year ended December 31, 2001
     First quarter (through March 13, 2001)            $1.3700    $.7813

                  The Company's Common Stock is traded in the over-the-counter market. The Company's Common Stock is not listed on any stock exchange, and price information for the Common Stock is not regularly quoted on any automated quotation system. The prices above are based on the high and low sales price per share, as published by the National Association of Securities Dealers OTC Bulletin Board Service. On March 13, 2001, the closing bid price for the Company's Common Stock was $.86 per share. As of this date, there were 13,675 stockholders of record. The Company did not declare dividends on its Common Stock during 1999 or 2000 and it does not anticipate that it will pay dividends for the foreseeable future.

                  The Company's Common Stock does not currently meet the minimum requirements for listing on a national securities exchange or inclusion on the Nasdaq Stock Market. If the Company's Common Stock becomes eligible to be listed or included on the Nasdaq Stock Market, the Company will consider its alternatives with respect to the trading market for the Company's Common Stock.

                  The transfer agent for the Company's Common Stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

Item 6.  Selected Financial Data.
------   -----------------------

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

                                                                                            Year Ended December 31,
                                                                   -----------------------------------------------------------------
                                                                      2000          1999          1998           1997         1996
                                                                    --------      --------      --------       -------      --------
                                                                                 (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
  Sales of residential properties                                   $ 1,575       $ 2,600       $ 5,752       $ 4,011       $ 8,988
  Marketing, field overhead and management service
    fee income                                                        3,508          --            --            --             --
  Interest expense                                                    2,510         2,404         2,828         2,997         3,063
  Loss from operations                                               (2,671)       (6,458)       (4,545)       (3,864)       (6,424)
  Net loss                                                           (3,409)       (7,282)       (4,481)       (3,577)       (6,297)
  Basic loss per common share                                       $ (0.06)      $ (0.22)      $ (0.45)      $ (0.36)      $ (0.63)
                                                                    =======       =======       =======       =======       =======
  Diluted loss per common share                                     $ (0.06)      $ (0.22)      $ (0.45)      $ (0.36)      $ (0.63)
                                                                    =======       =======       =======       =======       =======

                                       7



                                                                                              At December 31,
                                                                   -----------------------------------------------------------------
                                                                     2000          1999          1998          1997           1996
                                                                   --------      --------      --------       -------      --------
                                                                                 (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
  Land and real estate held for development and sale               $ 22,979      $ 23,707      $  5,008      $ 10,408      $ 14,284
  Total assets                                                       24,818        27,528        19,415        16,213        17,847
  Notes payable to Leucadia Financial Corporation                    21,474        20,552        19,736        26,085        23,877
  Stockholders' deficit                                             (10,421)       (7,107)       (8,205)      (10,739)       (7,162)
  Shares outstanding                                                 56,808        56,558        10,000        10,000        10,000
  Book value per common share                                      $  (0.18)     $  (0.13)     $  (0.82)     $  (1.07)     $  (0.72)


                  Basic and diluted loss per share of Common Stock was calculated by dividing the net loss by the weighted average shares of Common Stock outstanding. The number of shares used to calculate basic and diluted loss per Common Share was 56,762,061, 32,577,357 and 10,000,000 for the years ending December 31, 2000, 1999 and 1998, respectively. The calculation of diluted loss per share does not include common stock equivalents of 1,186,000 and 49,647,893 for the years ending December 31, 2000 and 1998, respectively, which are antidilutive. The number of shares used to calculate book value per Common Share was 56,807,826, 56,557,826 and 10,000,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------   -----------------------------------------------------------

                  The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report.

Liquidity and Capital Resources

                  For the years ended December 31, 2000 and December 31, 1999, net cash was used in operating activities, principally to fund interest and general administrative expenses. The Company's principal sources of funds are fee income earned from the San Elijo Hills project, proceeds from the sale of real estate, its $3,000,000 line of credit from Leucadia and dividends or borrowings from its subsidiaries.

                  The Company expects that its cash on hand, together with the sources described above, will be sufficient to meet its cash flow needs for the foreseeable future. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company could accelerate its subsidiaries' sale of real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to Leucadia to collateralize its $26,462,000 borrowing from Leucadia, it may be unable to obtain financing at favorable rates from sources other than Leucadia.

                  In March 2001, the Company entered into a $3,000,000 line of credit agreement with Leucadia. The line of credit matures in one year unless renewed. Loans outstanding under this line of credit bear interest at 10% per year. As of March 13, 2001, no amounts were outstanding under this facility.

                  Under the Development Agreement, the Company is responsible for the overall management of the San Elijo Hills project, including arranging financing, coordinating marketing and sales activity, and acting as construction manager. The Development Agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees. These fees are based on a fixed percentage of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing services under the Development Agreement. During the year ended December 31, 2000, the Company received $3,508,000 in fees under the Development Agreement. The Development Agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner.

                  To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project ($28,309,000 at December 31, 2000, which is non-interest bearing), or owed by the project's owner to Leucadia ($49,630,000 at December 31, 2000) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of the Indebtedness. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the Development Agreement. There can be no assurance, however, that the Company will receive any success fee at all for this project.

                  As of December 31, 2000, the Company owed $26,462,000 principal amount to Leucadia. This amount is payable on December 31, 2004 and bears interest at 6% per year. This obligation is reflected in the consolidated balance sheet, net of debt discount, at $21,474,000 as of December 31, 2000. During the year ended December 31, 2000, the Company paid to Leucadia $1,588,000 in interest. In addition, Leucadia has invested $10,000,000 as a preferred capital interest in Otay Land Company, LLC, a consolidated subsidiary of the Company. Distributions of net income, if any, from Otay Land Company first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds will be distributed to the Company.

                  During 2000, the Company sold two clustered housing development sites at its Paradise Valley project for net proceeds of $1,494,000. The Company had certain obligations with respect to this project, including the obligation to construct a recreation center. The construction of this recreation center was completed in January 2001 and annexed to the homeowners association in February 2001. The completed cost of the recreation center was $1,200,000, substantially all of which was paid as of December 31, 2000.

                  In accordance with the terms of a partnership agreement entered into in 1990 and amended in November 2000, a subsidiary of the company is required to maintain a minimum net worth of $1,000,000, which the subsidiary currently meets. The partners agreed on the minimum net worth requirement in connection with an indemnity agreement with a third party surety that has provided surety bonds for the construction of infrastructure in a development in LaQuinta, California.

                  As of December 31, 2000, the Company has net operating loss carryovers ("NOLs") of $275,872,000 available to reduce its future federal income tax liabilities and NOLs of $36,560,000 available to reduce its future state income tax liabilities. Most of these NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, the Company expects to pay federal income tax at a rate of 20% during future periods, even if these NOLs are available to reduce regular taxable income.

Results of Operations

                  Sales of residential properties decreased in 2000 as compared to 1999. In 2000, the Company sold two clustered housing development sites at the Paradise Valley project, while in 1999, the Company sold 75 lots and one clustered housing development site at the Paradise Valley project. Sales of residential properties decreased in 1999 as compared to 1998 due to a greater amount of lot sales in 1998, which consisted of 97 lots in the Company's Silverwood project and 61 lots at the Paradise Valley project.

                  Land and real estate held for development and sale is carried at the lower of cost or fair value less costs to sell. The provision for losses for the years ended December 31, 1999 and 1998 reflect the Company's estimates to reduce the carrying value of real estate investments to fair value and, for the years ended December 31, 1999 and 1998, includes $335,000 and $119,000, respectively, for estimated additional costs to build the Paradise Valley recreational center. Actual cost of sales recorded during these periods reflects the level of sales activity, as well as provisions for losses.

                  Interest expense for all years presented primarily reflects the interest due on indebtedness to Leucadia, including interest of $377,000 for 1998 which was not paid and was added to the principal balance of the obligation. Interest expense for 2000, 1999, and 1998 also reflects interest of $1,588,000, $1,588,000, and $2,162,000, respectively, due to Leucadia, which was paid by the Company. Interest expense also includes $922,000, $816,000 and $289,000 for 2000, 1999 and 1998, respectively, for amortization of debt discount related to the indebtedness due to Leucadia.

                  General and administrative expenses increased in 2000 as compared to 1999 due to increased operating activities in connection with the San Elijo Hills project and Otay Ranch project.

                  Income taxes for all years presented principally relates to state franchise taxes. The Company has not recognized income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to recognize such tax benefits.

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

Cautionary Statement for Forward-Looking Information

                  Statements included in this Report may contain forward-looking statements. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including changes in general economic and market conditions, changes in domestic laws and government regulations or requirements, changes in real estate pricing environments, regional or general changes in asset valuation, demographic and economic changes in the United States generally and California in particular, increases in real estate taxes and other local government fees, significant competition from other real estate developers and homebuilders, decreased consumer spending for housing, delays in construction schedules and cost overruns, availability and cost of land, materials and labor, increased development costs, many of which the Company would not be able to control, damage to properties or condemnation of properties, the occurrence of significant natural disasters, imposition of limitations on the Company's ability to develop its properties resulting from developments in or new applications of environmental laws and regulations, the inability to insure certain risks economically, the adequacy of loss reserves, increases in prevailing interest rate levels, including mortgage rates, increased interest costs as a result of a delay in project completion requiring the financing to remain outstanding for a longer than projected period of time, the availability of reliable energy sources and consumer confidence in the dependability of such energy sources, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
-------  ---------------------------------------------------------

                  The Company does not have material market risk exposures.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

                  Financial Statements and supplementary data required by this
Item 8 are set forth at the pages indicated in Item 14(a) below.

Item 9.  Disagreements on Accounting and Financial Disclosure.
------   ----------------------------------------------------

                  Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

                  The information to be included under the caption "Nominees for Election as Directors" in HomeFed's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the 1934 Act in connection with the 2001 annual meeting of stockholders of HomeFed (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

Item 11.  Executive Compensation.
-------   ----------------------

                  The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

                  The information to be included under the caption "Present Beneficial Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

                  The information to be included under the caption "Executive Compensation - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  ----------------------------------------------------------------


(a)(1)   Financial Statements.

         Report of Independent Accountants                                                                      F-1

         Consolidated Balance Sheets at December 31, 2000 and 1999                                              F-2

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998             F-3

         Consolidated Statements of Changes in Stockholders' Deficit for the years ended
         December 31, 2000, 1999 and 1998                                                                       F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998             F-5

         Notes to Consolidated Financial Statements                                                             F-7

(a)(2)   Financial Statement Schedules.

         Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   Executive Compensation Plans and Arrangements.

         1999 Stock Incentive Plan (filed as Annex A to the Company's Proxy Statement dated November 22, 1999).

         2000 Stock Incentive Plan (filed as Annex B to the Company's Proxy Statement dated June 20, 2000).


(b)      Reports on Form 8-K.
         None.

(c)      Exhibits.

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

10.15 Administrative Services Agreement, dated as of March 1, 2000, between LFC, the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2000).

10.16    Transitional Management Agreement,  dated as of August 14, 1998, by and
         between  HomeFed  and  Accretive  Investments,   LLC  (incorporated  by
         reference to Exhibit 10.17 to the Registration Statement).

10.17 Option and Purchase Agreement and Escrow Instructions, dated as of October 15, 1999, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC. (incorporated by reference to Exhibit
         10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 10-K")).

10.18 First Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of December 8, 1999, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC (incorporated by reference to Exhibit 10.18 to the Company's 1999 10-K).

10.19 Second Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of December 14, 1999, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC (incorporated by reference to Exhibit 10.19 to the Company's 1999 10-K).

10.20 Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 30, 1998, by and between Paradise Valley Communities No. 1 and Richmond American Homes of California, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement).

10.21 Amendment No. 1 dated as of November 1, 2000 to the Administrative Services Agreement dated as of March 1, 2000.

10.22 Amendment No. 2 dated as of February 28, 2001 to the Administrative Services Agreement dated as of March 1, 2000.

10.23 Line Letter dated as of March 1, 2001 from Leucadia Financial Corporation to the Company.

21       Subsidiaries of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HOMEFED CORPORATION


Date: March 29, 2001               By /s/  Erin N. Ruhe
                                      ---------------------------------
                                           Erin N. Ruhe
                                           Vice President and Controller

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 2001              By /s/  JOSEPH S. STEINBERG
                                     ---------------------------------
                                           Joseph S. Steinberg, Chairman
                                           of the Board and Director

Date:  March 29, 2001              By /s/ PAUL J. BORDEN
                                     ---------------------------------
                                          Paul J. Borden, President and Director
                                          (Principal Executive Officer)


Date:  March 29, 2001              By /s/  Erin N. Ruhe
                                     ---------------------------------
                                           Erin N. Ruhe
                                           Vice President and Controller
                                           (Principal Financial and
                                           Accounting Officer)


Date:  March 29, 2001              By /s/  PATRICK D. BIENVENUE
                                     ---------------------------------
                                           Patrick D. Bienvenue, Director


Date:  March 29, 2001              By /s/  TIMOTHY CONSIDINE
                                     ---------------------------------
                                           Timothy Considine, Director


Date:  March 29, 2001              By /s/  IAN M. CUMMING
                                      --------------------------------
                                           Ian M. Cumming, Director


Date:  March 29, 2001              By /s/  MICHAEL A. LOBATZ
                                      -------------------------------
                                           Michael A. Lobatz, Director



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

10.15 Administrative Services Agreement, dated as of March 1, 2000, between LFC, the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 2000).

10.16    Transitional Management Agreement,  dated as of August 14, 1998, by and
         between  HomeFed  and  Accretive  Investments,   LLC  (incorporated  by
         reference to Exhibit 10.17 to the Registration Statement).

10.17 Option and Purchase Agreement and Escrow Instructions, dated as of October 15, 1999, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC (incorporated by reference to Exhibit
         10.17 to the Company's 1999 10-K).

10.18 First Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of December 8, 1999, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC (incorporated by reference to Exhibit 10.18 to the Company's 1999 10-K).

10.19 Second Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of December 14, 1999, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC (incorporated by reference to Exhibit 10.19 to the Company's 1999 10-K).

10.20 Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 30, 1998, by and between Paradise Valley Communities No. 1 and Richmond American Homes of California, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement).

10.21 Amendment No. 1 dated as of November 1, 2000 to the Administrative Services Agreement dated as of March 1, 2000.

10.22 Amendment No. 2 dated as of February 28, 2001 to the Administrative Services Agreement dated as of March 1, 2000.

10.23 Line Letter dated as of March 1, 2001 from Leucadia Financial Corporation to the Company.

21       Subsidiaries of the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HomeFed Corporation:

                  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' deficit and cash flows, present fairly, in all material respects, the financial position of HomeFed Corporation and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the results of their operations, changes in stockholders' deficit and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
New York, New York
March 13, 2001

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2000 and 1999
(Dollars in thousands, except par value)

                                                                            2000                    1999
                                                                            ----                    ----

ASSETS
Land and real estate held for development and sale                       $  22,979               $  23,707
Cash and cash equivalents                                                    1,631                   2,795
Restricted cash                                                               --                       868
Deposits and other assets                                                      208                     158
                                                                         ---------               ---------

TOTAL                                                                    $  24,818               $  27,528
                                                                         =========               =========

LIABILITIES
Note payable to Leucadia Financial Corporation                           $  21,474               $  20,552
Recreation center liability                                                     41                     970
Accounts payable and accrued liabilities                                     1,516                   1,905
                                                                         ---------               ---------

      Total liabilities                                                     23,031                  23,427
                                                                         ---------               ---------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                           12,208                  11,208
-----------------                                                        ---------               ---------

STOCKHOLDERS' DEFICIT
---------------------
Common stock, $.01 par value,
   100,000,000 shares authorized;
   56,807,826 and 56,557,826 shares outstanding                                568                     566
Additional paid-in capital                                                 355,277                 354,833
Deferred compensation pursuant to stock incentive plans                       (351)                   --
Accumulated deficit                                                       (365,915)               (362,506)
                                                                         ---------               ---------

      Total stockholders' deficit                                          (10,421)                 (7,107)
                                                                         ---------               ---------

TOTAL                                                                    $  24,818               $  27,528
                                                                         =========               =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated  Statements  of Operations
For the years ended  December 31, 2000, 1999 and 1998
(In thousands, except per share amounts)



                                                                                          2000             1999              1998
                                                                                          ----             ----              ----

REVENUES
Sales of residential properties                                                        $  1,575          $  2,600          $  5,752
Marketing, field overhead and management service fee
  income from San Elijo Hills                                                             3,508              --               --
                                                                                       --------          --------          --------
                                                                                          5,083             2,600             5,752
                                                                                       --------          --------          --------
EXPENSES
Cost of sales                                                                             1,544             2,636             5,714
Provision for losses on real estate investments                                            --                 365               425
Interest expense relating to Leucadia Financial Corporation                               2,510             2,404             2,828
General and administrative expenses                                                       3,445             3,357             1,192
Management fees to Leucadia Financial Corporation                                           255               296               138
                                                                                       --------          --------          --------
                                                                                          7,754             9,058            10,297
                                                                                       --------          --------          --------

Loss from operations                                                                     (2,671)           (6,458)           (4,545)

Equity in losses from Otay Land Company, LLC                                               --                (779)             (208)
Other income, net                                                                           254               259               312
                                                                                       --------          --------          ---------


Loss before income taxes and minority interest                                           (2,417)           (6,978)           (4,441)
Income tax benefit/(provision)                                                                8               (24)              (40)
                                                                                       --------          --------          --------

Loss before minority interest                                                            (2,409)           (7,002)           (4,481)
Minority interest                                                                        (1,000)             (280)             --
                                                                                       --------          --------          --------

Net loss                                                                               $ (3,409)         $ (7,282)         $ (4,481)
                                                                                       ========          ========          ========

Basic loss per common share                                                            $  (0.06)         $  (0.22)         $  (0.45)
                                                                                       ========          ========          ========

Diluted loss per common share                                                          $  (0.06)         $  (0.22)         $  (0.45)
                                                                                       ========          ========          ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated  Statements of Changes in Stockholders' Deficit
For the years ended December 31, 2000, 1999 and 1998
(Dollars in thousands)

                                                                                     Deferred
                                                     Common                        Compensation
                                                     Stock        Additional         Pursuant to                          Total
                                                    $.01 Par       Paid-in        Stock Incentive      Accumulated     Stockholders'
                                                     Value         Capital             Plans             Deficit          Deficit
                                                     -----         -------             -----             -------          -------


Balance, January 1, 1998                             $100          $339,904                             $(350,743)      $(10,739)

   Contribution of capital resulting from
      restructuring of note payable to
      Leucadia Financial Corporation                                  7,015                                                7,015

   Net loss                                                                                                (4,481)        (4,481)
                                                    -----          --------            ------           ----------      --------

Balance, December 31, 1998                            100           346,919                              (355,224)        (8,205)

   Issuance of 46,557,826 shares of
     Common  Stock                                    466             7,914                                                8,380


   Net loss                                                                                                (7,282)        (7,282)
                                                    ------         --------            ------           ---------       --------

Balance, December 31, 1999                            566           354,833                              (362,506)        (7,107)


   Issuance of 250,000 shares of
     Common Stock related to restricted
       stock grants                                     2               186             $(188)                               --
    Amortization of restricted stock grants                                                51                                51
    Grant of 25,000 stock options                                        18               (18)                               --
    Grant of 1,000,000 stock options                                    240              (240)                               --
    Amortization related to stock options                                                  44                                44

    Net loss                                                                                              (3,409)         (3,409)
                                                    ------         --------            ------          ---------        --------

Balance, December 31, 2000                           $568          $355,277            $(351)          $(365,915)       $(10,421)
                                                    ======         ========            ======          =========        ========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated  Statements of Cash Flows
For the years ended  December  31, 2000, 1999 and 1998
(In thousands)



                                                                                          2000             1999              1998
                                                                                          ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                               $ (3,409)         $ (7,282)         $ (4,481)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
   Provision for losses on real estate investments                                         --                 365               425
   Minority interest                                                                      1,000               280               --
   Amortization of deferred compensation pursuant to
      stock incentive plans                                                                  95               --                --
   Accrued interest added to note payable to Leucadia
      Financial Corporation                                                                 --                --                377
   Amortization of debt discount on note payable to
      Leucadia Financial Corporation                                                        922               816               289
   Equity in losses from Otay Land Company, LLC                                             --                779               208
   Changes in operating assets and liabilities:
      Land and real estate held for development and sale                                    728             1,912             4,591
      Deposits and other assets                                                             (50)                6               298
      Recreation center liability                                                          (929)               95               119
      Accounts payable and accrued liabilities                                             (389)            1,546               572
   Decrease (increase) in restricted cash                                                   868               259               (54)
                                                                                       --------          --------          --------

      Net cash provided by (used in) operating activities                                (1,164)           (1,224)            2,344
                                                                                       --------          --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Contributions to Otay Land Company, LLC                                                    --                (850)          (10,125)
Decrease (increase) in other investments                                                   --                  79                (4)

                                                                                       --------          --------          ---------
      Net cash used in investing activities                                                --                (771)          (10,129)
                                                                                       --------          --------          --------



                                                                                                                         (continued)




              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED  CORPORATION  AND  SUBSIDIARIES
Consolidated  Statements  of Cash Flows (continued)
For the years ended December 31, 2000, 1999 and 1998
(In thousands)


                                                                  2000               1999                1998
                                                                  ----               ----                ----

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds received from the sale of Common Stock                    --                 1,670                --
Advance under common stock subscription from
  Leucadia Shareholder Trust                                       --                  --                 6,710
                                                                -------             -------             -------


         Net cash provided by  financing activities                --                 1,670               6,710
                                                                -------             -------             -------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                   (1,164)               (325)             (1,075)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                      2,795               3,120               4,195
                                                                -------             -------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 1,631             $ 2,795             $ 3,120
                                                                =======             =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

Cash paid for interest (net of amounts capitalized)             $ 1,588             $ 1,588             $ 2,162
                                                                =======             =======             =======

Cash paid (refunded) for income taxes                           $   (16)            $    44             $    28
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

         During the third quarter of 1999, the limited liability agreement governing Otay Land Company was amended and as a result, the Company now has the ability to control Otay Land Company. Accordingly, effective September 20, 1999, Otay Land Company has been included in the Company's consolidated financial statements. The Company previously had accounted for this investment under the equity method of accounting.

         Certain amounts for prior periods have been reclassified to be consistent with the 2000 presentation.

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

         Revenue Recognition - Revenue from the sale of real estate is recognized at the time title is conveyed to the buyer at the close of escrow, minimum down payment requirements are met, the terms of any notes received satisfy continuing payment requirements, and there are no requirements for continuing involvement with the properties. When it is determined that the earning process is not complete, income is deferred using the installment, cost recovery or percentage of completion methods of accounting, as appropriate. Fee income for marketing, field overhead and management services provided is recognized when contractually earned.

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

2.       LAND AND REAL ESTATE HELD FOR DEVELOPMENT AND SALE

         A summary of land and real estate held for development and sale by project follows:

                                                      December 31,
                                            ------------------------------
                                                 2000              1999
                                            ------------       -----------

              Paradise Valley                $ 1,060,000       $ 2,522,000

              Otay Ranch                      21,919,000        21,185,000
                                             -----------        ----------

                       Total                 $22,979,000       $23,707,000
                                             ===========       ===========


          No interest was capitalized in land and real estate held for development and sale during 2000 and 1999. All land and real estate held for development and sale is property in California and is pledged as collateral under the Amended and Restated Loan Agreement.

         The Company expects that its cash on hand and cash generated from operations will be sufficient to meet its cash flow needs for the foreseeable future. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company could accelerate its subsidiaries' sale of real estate projects held for development or seek to borrow funds.

3.       NOTES PAYABLE

                  As of August 14, 1998, the Company and Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), entered into an Amended and Restated Loan Agreement pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the Company's outstanding 12% Secured Convertible Note due 2003 ("Convertible Note") held by LFC. The restructured note dated August 14, 1998 (the "Restructured Note") has a principal amount of $26,462,380 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. The Restructured Note is collateralized by a security interest in all assets of the borrower, whether now owned or hereafter acquired. No principal payments are due under the Restructured Note until its maturity date.

         As  a  result  of  the  restructuring  of  the  Convertible  Note,  the
Restructured Note was recorded at fair value and the approximate $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note was reflected as additional paid-in capital. This difference will be amortized as interest expense over the term of the Restructured Note using the interest method. Approximately $922,000 and $816,000 was amortized to interest expense during 2000 and 1999, respectively. The carrying amount of this Restructured Note, net of this discount for fair value, was $21,474,000 and $20,552,000 at December 31, 2000 and 1999, respectively.

         Interest accrued during the year ended December 31, 1998 of $377,000 was not paid and was added to the principal balance. Additional interest of $1,588,000, $1,588,000 and $2,162,000 accrued during 2000, 1999 and 1998, respectively, was paid by the Company.

4.       STOCK INCENTIVE PLANS

         Under the Company's 1999 Stock Incentive Plan (the "Plan"), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 300,000 shares to any individual in a given taxable year. The maximum number of Common Shares which may be acquired through the exercise of options or rights under the Plan cannot exceed, in the aggregate, 750,000; the maximum number of Common Shares that may be awarded as restricted stock cannot exceed, in the aggregate, 250,000. The Plan provides for the issuance of options and rights at not less 100% of the fair market value of the underlying stock at the date of grant. Options generally become exercisable in five equal instalments starting one year from the date of grant. No stock appreciation rights have been granted. During 2000, 250,000 shares of restricted Common Stock were issued to eligible participants, subject to certain forfeiture provisions. In connection with this issuance of restricted stock, the Company recorded deferred compensation of $188,000 representing the value of stock on the date of issuance based upon market price. This amount will be amortized over the three year vesting period of the restricted stock at which time all remaining forfeiture provisions will end. In addition, during 2000, options to purchase an aggregate of 25,000 shares of Common Stock were granted to non-employees at an exercise price of $.75 per share (market price). In connection with this issuance, the Company recorded deferred compensation of $18,000 based upon the estimated fair value of these options at the time of grant, using the modified Black-Scholes model. This amount will be amortized over the five year vesting period of the options.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of income or disclosure. As permitted, the Company applies ABP Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for employees and directors in the statements of operations for its fixed stock options. Had compensation cost for the Company's fixed stock options been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net loss and loss per share for 2000 would not have been materially different from that reported.

         A summary of activity with respect to the Company's fixed stock options for 2000 is as follows:

                                          Common              Weighted                            Available
                                          Shares               Average         Options            for Future
                                        Subject to            Exercise        Exercisable          Options
                                          Option                Price         at Year-End           Grants
                                        ----------            ---------       -----------         ----------


Balance at January 1, 2000                       0             $ 0.00                0             725,000
                                                                               =======             =======
     Granted                               161,000             $ 0.75
     Exercised                                   0             $ 0.00
     Cancelled                                   0             $ 0.00
                                          --------

Balance at December 31, 2000               161,000             $ 0.75                0             564,000
                                          =========            ======          =======             =======



         The weighted-average fair value of the options granted was $.73 per share for 2000 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 172.1%; (2) risk-free interest rate of 6.61%; (3) expected lives of 5.9 years; and (4) dividend yield of 0%.

         The following table summarizes information about fixed stock options outstanding at December 31, 2000.

                                             Options Outstanding
                              --------------------------------------------------

                                 Common             Average           Weighted
                                 Shares            Remaining          Average
          Range of              Subject to         Contractual        Exercise
      Exercise Prices            Option              Life              Price
      ---------------            ------              ----              -----

       $0.70 - $0.75             161,000            5.2 years          $0.75


         At  December  31,  2000,  no  fixed  stock  options   outstanding  were
exercisable.

         In 2000, under the Company's 2000 Stock Incentive Plan (the "2000 Plan"), the Company granted to two key employees options to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $.61 per share, the then current market price per share. No additional options are available to be granted under the 2000 Plan. The options are subject to achievement of performance goals as determined by the Board of Directors and are exercisable over a six year period. Options and stock issued on exercise of an option are subject to forfeiture if the performance goals are not met within three years from the date of grant. Deferred compensation, representing the difference between the exercise price and the then current market price, is subject to change based upon fluctuations in the Company's stock price. The deferred compensation will be amortized over the expected performance period of three years.

5.       INCOME TAXES

         Income taxes for all years presented principally relates to state franchise taxes. The Company has not recognized any tax benefit from its operating losses in all years presented.

         The Company and its wholly-owned subsidiaries have net operating loss carryforwards ("NOLs") available for federal income tax purposes of $275,872,000 as of December 31, 2000. These carryforwards were generated during 1986-2000 and expire during 2001-2020. For state income tax purposes, available NOLs as of December 31, 2000 total $36,560,000 and expire in 2001-2015.

         At December 31, the net deferred tax asset consisted of the following:

                                               2000               1999
                                          ------------       ------------

            NOL carryforwards             $ 99,685,000      $  99,402,000
            Land basis                         911,000          1,799,000
            Other                               30,000             31,000
                                          ------------      -------------
                                           100,626,000        101,232,000
            Valuation allowance           (100,626,000)      (101,232,000)
                                          ------------      -------------
                                          $          0       $          0
                                          ============      =============

         For all years presented, the valuation allowance has been provided on the total amount of the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset.

6.       PROVISION FOR LOSSES ON REAL ESTATE INVESTMENTS

         For the years ended December 31, 1999 and 1998, the Company recorded a loss of $365,000 and $425,000, respectively, due to the revaluation of the residential properties and the increase in estimates to build the recreation center at the Paradise Valley project. The loss for each year was determined by comparing the carrying value of the investment to its fair value less costs to sell based on offers the Company has received and sales of comparable real estate.

7.       EARNINGS PER SHARE

         Basic and  diluted  loss per share of Common  Stock was  calculated  by dividing the net loss by the weighted average shares of Common Stock outstanding. The number of shares used to calculate basic and diluted loss per Common Share was 56,762,061, 32,577,357 and 10,000,000 for the years ending December 31, 2000, 1999 and 1998, respectively. The calculation of diluted loss per share does not include common stock equivalents of 1,186,000 and 49,647,893 for the years ending December 31, 2000 and 1998, respectively, which are antidilutive.

8.       COMMITMENTS AND CONTINGENCIES

         In accordance with the terms of a partnership agreement entered into in 1990 and amended in November 2000, a subsidiary of the company is required to maintain a minimum net worth of $1,000,000, which the subsidiary currently meets. The partners agreed on the minimum net worth requirement in connection with an indemnity agreement with a third party surety that has provided surety bonds for the construction of infrastructure in a development in La Quinta, California.

9.       RELATED PARTY TRANSACTIONS

         The Company has entered into the following related party transactions with Leucadia and LFC.

         (a) Development Agreement. As of August 14, 1998, the Company entered into a Development Management Agreement ("Development Agreement") with an indirect subsidiary of Leucadia that owns certain real property located in the City of San Marcos, County of San Diego, California, to develop a master-planned residential project on such property. The project, known as San Elijo Hills, is expected to be developed into a community of approximately 3,400 homes during the course of the decade. The Development Agreement provides that the Company will act as the development manager with responsibility for the overall management of the project, including arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The Development Agreement provides for the Company to receive a profit participation (as determined in accordance with the Development Agreement), and fee income for field overhead, project management and marketing services based on the revenues derived from the project. In 2000, the Company received $3,508,000 in fee income under the Development Agreement.

         (b) Otay Land Company, LLC. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company has contributed $11,590,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land, which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch.

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

         Leucadia's preferred capital interest and cumulative preferred return is reflected as minority interest in the consolidated balance sheets.

         (c) Administrative Services Agreement. Pursuant to administrative services agreements, LFC provides administrative services to the Company, including providing the services of one of the Company's executive officers. Administrative fees paid to LFC in 2000, 1999 and 1998 were $255,000, $296,000 and $138,000, respectively. The current administrative services agreement extends through December 31, 2001.

         (d) The Company's corporate office is in part of an office building subleased from Leucadia for a monthly amount equal to its share of Leucadia's cost for such space and furniture. The agreement pursuant to which the space and furnishings are provided extends through February 28, 2005 (coterminous with Leucadia's occupancy of the space) and provides for a monthly rental of $19,000 effective March 1, 2001. In connection with these rentals, the Company paid $219,000 to Leucadia in 2000.

         (e) In March 2001, the Company entered into a $3,000,000 line of credit agreement with Leucadia. The line of credit matures in one year unless renewed. Loans outstanding under this line of credit bear interest at 10% per year. As of March 13, 2001, no amounts were outstanding under this facility.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's material financial instruments include cash and cash equivalents, restricted cash and notes payable. In all cases, the carrying amount of such financial instruments approximates their fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques.

11.      SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                                                               First               Second                Third           Fourth
                                                              Quarter             Quarter               Quarter          Quarter
                                                           ------------         ------------         ------------       -----------
                                                                             (In thousands, except per share amounts)

Sales of residential properties                            $    --              $       1,575        $    --            $    --
                                                           =============        =============        ============       ============
Marketing, field overhead
  and management service fee income                        $         878        $         260        $        944       $      1,426
                                                           =============        =============        ============       ============
Income (loss) from operations                              $        (691)       $      (1,272)       $       (901)      $        193
                                                           =============        =============        ============       ============
Net income (loss)                                          $        (875)       $      (1,450)       $     (1,100)      $         16
                                                           =============        =============        ============       ============
Basic income (loss) per common share                       $       (0.02)       $       (0.03)       $      (0.02)      $       0.00
                                                           =============        =============        ============       ============
Diluted income (loss) per common share                     $       (0.02)       $       (0.03)       $      (0.02)              0.00
                                                           =============        =============        ============       ============

<

         In 2000, the total of quarterly per share amounts does not necessarily equal the annual per share amount.