Form 10-K405/A
period 2000-12-31
HOMEFED CORP
filed 2001-04-26
CIK 833795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-K/A
                                   -----------

                                 AMENDMENT NO. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2000
                                       or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ___________


                         Commission file number: 1-10153

                               HOMEFED CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                      33-0304982
-------------------------------             ------------------------------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on the last reported closing sale price of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of April 16, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $32,621,826 on that date.

As of April 16, 2001, there were 56,807,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

================================================================================



NY2:\1026649\07\M06107!.DOC\76830.0001

                                EXPLANATORY NOTE

           This Report on Form 10-K/A adds Part III to the Annual Report on Form 10-K of HomeFed Corporation (the "Company") for the fiscal year ended December 31, 2000.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

           As of April 16, 2001, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

 Name                           Age        Position with HomeFed                   Office Held Since
 ----                           ---        ---------------------                   -----------------
Paul J. Borden                   52        Director and President                  Director and President
                                                                                   since May 1998

Corinne A. Maki                  44        Secretary and Treasurer                 Secretary since February
                                                                                   1998; Treasurer since
                                                                                   February 1995

Curt R. Noland                   44        Vice President                          October 1998

R. Randy Goodson                 35        Vice President                          April 2000

Simon G. Malk                    31        Vice President                          April 2000

Erin N. Ruhe                     35        Vice President and Controller           Vice President since
                                                                                   April 2000; Controller
                                                                                   since January 1999

Patrick D. Bienvenue             46        Director                                August 1998

Timothy M. Considine             60        Director                                January 1992

Ian M. Cumming                   60        Director                                May 1999

Michael A. Lobatz                52        Director                                February 1995

Joseph S. Steinberg              57        Chairman of the Board and Director      Chairman of the Board
                                                                                   since December 1999;
                                                                                   Director since August
                                                                                   1998

           The officers serve at the pleasure of the board of directors of the Company.

           The recent business experience of our executive officers and directors is summarized as follows:

           Paul J. Borden. Mr. Borden has served as a director and President of the Company since May 1998. From August 1988 through October 2000, Mr. Borden was a Vice President of Leucadia National Corporation (together with its subsidiaries, "Leucadia"), responsible for overseeing many of Leucadia's real estate investments. For information concerning the administrative services agreement pursuant to which the services of Mr. Borden were, and the services of Ms. Maki are, provided to the Company, see "Administrative Services Agreement" referred to in Item 13, "Certain Relationships and Related Transactions."

           Corinne A. Maki. Ms. Maki, a certified public accountant, has served as Treasurer of the Company since February 1995 and Secretary since February 1998. Prior to that time, Ms. Maki served as an Assistant Secretary of the Company since August 1995. Ms. Maki has also been a Vice President of Leucadia Financial Corporation, a subsidiary of Leucadia ("Leucadia Financial"), holding the offices of Controller, Assistant Secretary and Treasurer since October 1992. Ms. Maki has been employed by Leucadia since December 1991.

           Curt R. Noland. Mr. Noland has served as Vice President of the Company since October 1998. He spent the last 21 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until immediately prior to joining the Company, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara Land Associates, LP, a 1,000-acre master planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

           R. Randy Goodson. Mr. Goodson has served as Vice President of the Company since April 2000. Mr. Goodson has spent 15 years as a real estate consultant, developer and investor. Prior to joining the Company, he was a principal in a San Diego company involved in real estate development and consulting, which provided consulting services to San Elijo Hills and the Company. Mr. Goodson is a licensed California real estate broker and a member of the Urban Land Institute.

           Simon G. Malk. Mr. Malk has served as Vice President of the Company since April 2000. For the prior seven years, Mr. Malk was a principal of the San Diego company referred to above, which provided consulting services to San Elijo Hills and the Company.

           Erin N. Ruhe. Ms. Ruhe has served as Vice President of the Company since April 2000 and has been employed by the Company as Controller since January 1999. Since November 1994 Ms. Ruhe has been Controller and, since December 1995 has been Vice President of HSD Venture, a real estate subsidiary of Leucadia.

           Patrick D. Bienvenue. Mr. Bienvenue has served as a director of the Company since August 1998. Since January 1996, Mr. Bienvenue has served in a variety of executive capacities with real estate related subsidiaries of Leucadia and, from 1992 until December 1995, was President and Chief Executive Officer of Torwest Inc., a privately held property development and investment company.

           Timothy M. Considine. Mr. Considine has served as a director of the Company since January 1992, serving as Chairman of the Board from 1992 to December 1999, and has been Managing Partner of Considine and Considine, an accounting firm in San Diego, California, since 1969.

           Ian M. Cumming. Mr. Cumming has served as a director of the Company since May 1999 and has been a director and Chairman of the Board of Leucadia since June 1978. He is also a director of Allcity Insurance Company ("Allcity"), a property and casualty insurer and MK Gold Company ("MK Gold"), each of which is a consolidated subsidiary of Leucadia, and Skywest, Inc., a Utah-based regional air carrier.

           Michael A. Lobatz. Dr. Lobatz has served as a director of the Company since February 1995 and has been a practicing physician in San Diego, California since 1981.

           Joseph S. Steinberg. Mr. Steinberg has served as a director of the Company since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978. He is also a director of Allcity, MK Gold and Jordan Industries, Inc., a company which owns and manages manufacturing companies and is approximately 10% owned by Leucadia.


      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 2000, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.


Item 11.  Executive Compensation.
-------   ----------------------

                           SUMMARY COMPENSATION TABLE

           Set forth below is certain information with respect to the cash compensation paid by the Company for services in all capacities to the Company and its subsidiaries during the years ended 2000, 1999 and 1998 to (i) the Company's President and chief executive officer, Paul J. Borden, and (ii) the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during these periods.

                                                Annual Compensation            Long-Term Compensation
                                                -------------------            ----------------------
                                                                             Restricted        Options
Name and Principal                                                             Stock            (# of
    Position               Year              Salary               Bonus       Awards (3)        shares)
    --------               ----              ------               -----       ----------        -------
Paul J. Borden,            2000              $25,151 (1)         $344,027       $7,500          51,000
President                  1999                --    (1)            --            --              --
                           1998                --    (1)            --            --              --

Curt R. Noland,            2000             $105,024             $103,150      $18,750          25,000
Vice President             1999              100,000              103,000         --              --
                           1998               23,846               53,000         --              --

Erin N. Ruhe,              2000              $65,016              $61,950      $18,750          25,000
Vice President and         1999               60,000               51,800         --              --
Controller                 1998                --                   --            --              --

R. Randy Goodson,          2000             $131,558 (2)           $4,050      $12,188         666,250
Vice President             1999                --                   --            --              --
                           1998                --                   --            --              --


--------

(1) From January 1, 1998 through October 22, 2000, Mr. Borden was a Vice President of Leucadia and received compensation only from Leucadia. Pursuant to the Administrative Services Agreement between Leucadia Financial and the Company, $200,000, $240,000 and $80,000 of the fees paid by the Company to Leucadia for services rendered in 2000, 1999 and 1998, respectively are attributable to Mr. Borden's services. These amounts are not reflected in the foregoing table. See "Certain Relationships and Related Transactions" in this Report for a description of the administrative services agreement.

(2) Represents salary paid by the Company from April 1, 2000, the date Mr. Goodson became an employee of the Company. This amount does not include amounts paid by the Company to a consulting firm, of which Mr. Goodson was a principal, that provided consulting services to the Company prior to Mr. Goodson's employment with the Company.

(3) Represents restricted stock, at fair market value of $.75 per share as of the date granted under the Company's 1999 Stock Incentive Plan.



                              OPTION GRANTS IN 2000

           The following table shows all grants of options to the named executive officers of the Company in 2000.

                                                                                           Potential Realizable Value At
                                                                                           Assumed Annual Rates of Stock
                                                                                           Price Appreciation for Option
                                          Individual Grants                                           Term (4)
                       ------------------------------------------------------------      ---------------------------------
                        Securities
                        Underlying        % of Total
                         Options       Options Granted     Exercise
                        Granted (#      to Employees in       Price     Expiration
Name                    of shares)           2000          ($/share)       Date           0%($)        5%($)       10%($)
----                    ----------           ----          ---------       ----           -----        -----       ------
Paul J. Borden             50,000 (1)        4.3%             $.75        3/7/06           --         $12,800      $28,900
                            1,000 (2)         *                .70       7/12/05           --             200          400
Curt R. Noland             25,000 (1)        2.2               .75        3/7/06           --           6,400       14,500
Erin N. Ruhe               25,000 (1)        2.2               .75        3/7/06           --           6,400       14,500
R. Randy Goodson           16,250 (1)        1.4               .75        3/7/06           --           4,100        9,400
                          650,000 (3)       56.2               .61       4/27/06 (3)       --         134,900      305,900


----------

* Less than .1%.

(1) The options were granted pursuant to the Company's 1999 Stock Incentive Plan at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. Options became exercisable at the rate of 20% per year commencing one year after the date of grant. The grant date of the options is March 8, 2000.

(2) The options were granted pursuant to the Company's 1999 Stock Incentive Plan to all non-employee directors of the Company at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. The grant date of the options is July 12, 2000. Mr. Borden became an employee of the Company in October 2000. These options become exercisable at the rate of 25% per year commencing one year after the date of grant.

(3) The options were granted, subject to stockholder approval, on April 27, 2000 pursuant to the Company's 2000 Stock Incentive Plan at an exercise price equal to the fair market value of the share of Common Stock on the date of grant. These options vest over a four year period beginning on July 12, 2000 (the date of stockholder approval ). These options expire on April 27, 2006 pursuant to their terms if certain performance goals to be determined by the Board of Directors have not been met within three years from the date of grant. If the performance criteria have not been satisfied with respect to all options prior to that date, any unexercised options with respect to which the performance criteria have not been met will terminate and any shares of Common Stock issued pursuant to options with respect to which the performance criteria have not been met will be forfeited.

(4) The potential realizable values represent future opportunity and have not been reduced to reflect the time value of money. The amounts shown under these columns are the result of calculations at the 0% and at the 5% and 10% rates required by the Securities and Exchange Commission, and are not intended to forecast future appreciation of the shares of Common Stock and are not necessarily indicative of the values that may be realized by the named executive officers.

                     AGGREGATE OPTION EXERCISES IN 2000 AND
                         OPTION VALUES AT YEAR END 2000


           The following table provides information as to options exercised by each of the named executives in 2000 and the value of options held by such executives at year end measured in terms of the last reported sale price for the Common Shares on December 29, the last day of trading for the fiscal year ended December 31, 2000, $.85.

                                                              Number of Unexercised    Value of Unexercised
                                                                    Options at        In-the-Money Options at
                                                                December 31, 2000        December 31, 2000
                                                                -----------------        -----------------
                       Number of shares
                      Underlying Options                          Exercisable/              Exercisable/
Name                      Exercised         Value Realized        Unexercisable             Unexercisable
----                      ---------         --------------        -------------             -------------
Paul J. Borden               --                   --                 0/51,000                  $0/$5,100
Curt R. Noland               --                   --                 0/25,000                  $0/$2,500
Erin N. Ruhe                 --                   --                 0/25,000                  $0/$2,500
R. Randy Goodson             --                   --                0/666,250                $0/$157,625


                            COMPENSATION OF DIRECTORS

           In 2000, Directors who are also employees of the Company received no remuneration for services as a member of the Board or any committee of the Board. In 2000, each Director who was not an employee of the Company was paid $3,000 for attendance at each regular meeting of the Board of Directors. In addition, under the terms of the Company's 1999 Stock Incentive Plan, each non-employee director is automatically granted non-qualified options to purchase 1,000 shares on the date on which the annual meeting of stockholders of the Company is held each year. The purchase price of the shares covered by such non-qualified options is the fair market value of such shares on the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   ----------------------------------------------------------------

           Set forth below is certain information as of April 16, 2001 with respect to the beneficial ownership of Common Stock by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock (the Company's only class of voting securities), (ii) each Director, (iii) the current executive officers named in the Summary Compensation Table under "Executive Compensation," (iv) the Steinberg Children Trusts and private charitable foundations established by Mr. Cumming and Mr. Steinberg and (v) all executive officers and Directors of the Company as a group.

                                                                Number of Shares
Name and Address                                                  and Nature of              Percent
of Beneficial Owner                                           Beneficial Ownership          of Class
-------------------                                           --------------------          --------
Patrick D. Bienvenue........................................        10,000                      *
Paul J. Borden..............................................        25,783                      *
Timothy M. Considine........................................        14,859  (a)                 *
Ian M. Cumming..............................................     7,847,609  (b)(c)             13.8%
R. Randy Goodson............................................       134,500                       .2%
Michael A. Lobatz...........................................        10,000                      *
Curt R. Noland..............................................        30,000                      *
Erin N. Ruhe................................................        30,000                      *
Joseph S. Steinberg.........................................     7,199,280  (c)(d)             12.7%
The Steinberg Children Trusts...............................       893,258  (e)                 1.6%
Cumming Foundation..........................................        73,297  (f)                  .1%
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust..................................        23,815  (g)                 *
All Directors and executive officers
   as a group (11 persons)..................................     15,541,465                    27.3%


-------------------
* Less than .1%.

(a) Includes 4,859 shares held by the Considine and Considine Retirement Plan. Mr. Considine is the Managing Partner of Considine and Considine, an accounting firm in San Diego, California.

(b) Includes 211,319 shares of Common Stock (.4%) beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner.

(c) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company.

           The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(d) Includes 36,761 shares of Common Stock (less than .1%) beneficially owned by Mr. Steinberg's wife and daughter as to which Mr. Steinberg may be deemed to be the beneficial owner.

(e) Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the Steinberg Children Trusts.

(f) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of the Common Stock held by the foundation.

(g) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the trust.


           As of April 16, 2001, Cede & Co. held of record 44,036,564 shares of Common Stock (approximately 77.5% of the total Common Stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.


Item 13.  Certain Relationships and Related Transactions.
-------   -----------------------------------------------

           In 1999, Leucadia completed the distribution of the Company Common Stock to shareholders of Leucadia. As a result, Joseph S. Steinberg, Chairman of the Board of the Company, and Ian M. Cumming, a director of the Company, together with their respective family members (excluding trusts for the benefit of Mr. Steinberg's children) beneficially own approximately 12.7% and 13.8% respectively, of the outstanding Common Stock. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At April 11, 2001, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding trusts for the benefit of Mr. Steinberg's children) approximately 16.7% and 18.2%, respectively, of Leucadia's outstanding common shares. See Item 12, "Security Ownership of Certain Beneficial Owners and Management" included in this Report for information concerning the securities ownership of Messrs. Steinberg and Cumming and their respective families.

           Set forth below is information concerning agreements or relationships between the Company and Leucadia and its subsidiaries.

SAN ELIJO HILLS DEVELOPMENT AGREEMENT

           In August 1998, upon approval of the Board of Directors, with all Leucadia-affiliated members of the Board not voting, the Company entered into a development management agreement with an indirect subsidiary of Leucadia to become development manager of San Elijo Hills, which will be a master planned community in San Diego County, California, of approximately 3,400 homes and apartments as well as commercial properties. As development manager, the Company is responsible for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees, which are based on a fixed percentage of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing these services. The development agreement also provides for a success fee to the Company out of the net cash flow, if any, from the project, as determined in accordance with the development agreement, subject to a maximum success fee. Whether a success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner. During the year ended December 31, 2000, the Company received $3,508,000 in fees under the development management agreement.

LOAN AGREEMENTS

           The Company's chapter 11 plan of reorganization was funded principally by the issuance of a $20,000,000 convertible note to Leucadia Financial. As of August 14, 1998, in connection with the development agreement, the Company and Leucadia Financial entered into an Amended and Restated Loan Agreement, pursuant to which the original convertible note and the related loan agreement were restructured. The restructured note, dated August 14, 1998, has a principal amount of approximately $26,462,000 including the principal amount of the original note and additions to principal resulting from accrued and unpaid interest, as allowed under the terms of the original note. The restructured note extended the maturity date from July 3, 2003 to December 31, 2004, reduced the interest rate from 12% to 6% and eliminated the convertibility feature of the original note. Interest only on the restructured note is paid quarterly and all unpaid principal is due on the date of maturity. During the year ended December 31, 2000, the Company paid to Leucadia approximately $1,588,000 in interest.

           In March 2001, the Company entered into a $3,000,000 line of credit agreement with Leucadia Financial. Under the line of credit, the Company has agreed to pay a commitment fee of .375% per year, payable quarterly, on the unused balance of the line of credit. The line of credit matures in one year unless renewed. Loans outstanding under this line of credit bear interest at 10% per year. As of April 16, 2001, $500,000 was outstanding under this facility.

OTAY LAND COMPANY, LLC

           In October 1998, the Company and Leucadia formed Otay Land Company, LLC ("Otay Land Company"). Through December 31, 2000, the Company invested $11,590,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. The Company is the development manager of this project. In 1998, Otay Land Company purchased approximately 4,800 acres of land that is part of a 22,900-acre project located south of San Diego, California, known as Otay Ranch, for approximately $19,500,000. Net income, if any, from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be paid to the Company. No amounts have been paid to Leucadia under this agreement.

ADMINISTRATIVE SERVICES AGREEMENT

           Since emerging from bankruptcy in 1995, administrative services and managerial support have been provided to the Company by Leucadia Financial. Under the current administrative services agreement, which extends through December 31, 2001, Leucadia Financial provides the services of Ms. Corinne A. Maki, the Company's Treasurer and Secretary, in addition to various administrative functions for a monthly fee. During January and February 2001 this monthly fee was $11,000. Commencing March 2001 the monthly fee was reduced to, and currently is, $8,500. Ms. Maki is an officer of Leucadia Financial. Prior to November 2000, Leucadia National also provided the services of Paul J. Borden, President of the Company, under the administrative services agreement. Prior to November 2000, Mr. Borden also was a Vice President of Leucadia. The cost of services provided by Leucadia Financial during 2000 aggregated $255,000.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ----------------------------------------------------------------

(a)(3)     Executive Compensation Plans and Arrangements.
           ----------------------------------------------

           Deferred Compensation Agreement, dated as of March 6, 2000, between the Company and Joseph S. Steinberg.

(c)        Exhibits.
           ---------

10.24 Deferred Compensation Agreement, dated as of March 6, 2000, between the Company and Joseph S. Steinberg.

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HOMEFED CORPORATION
                                                  Registrant

                                                By: /s/ Erin N. Ruhe
                                                -------------------------------
                                                Erin N. Ruhe
                                                Vice President and Controller
Dated: April 24, 2001

                                  EXHIBIT INDEX
Exhibit                                                              Exemption
Number                             Description                       Indication
------                             -----------                       ----------


10.24 Deferred Compensation Agreement, dated as of March 6, 2000, between the Company and Joseph S. Steinberg.