Form 10-Q
period 2001-03-31
HOMEFED CORP
filed 2001-05-14
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

Yes   X           No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 9, 2001, there were 56,807,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2001 and December 31, 2000
(Dollars in thousands, except par value)


                                                                                           March 31,             December 31,
                                                                                              2001                   2000
                                                                                         ------------             ---------
                                                                                         (Unaudited)
ASSETS
Land and real estate held for development and sale                                         $   23,217             $  22,979
Cash and cash equivalents                                                                         423                 1,631
Deposits and other assets                                                                         241                   208
                                                                                           ----------             ---------

TOTAL                                                                                      $   23,881             $  24,818
                                                                                           ==========             =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                             $   21,718             $  21,474
Credit agreement with Leucadia Financial Corporation                                              500                 -
Recreation center liability                                                                      -                       41
Accounts payable and accrued liabilities                                                        1,153                 1,516
                                                                                           ----------             ---------

      Total liabilities                                                                        23,371                23,031
                                                                                           ----------             ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                              12,458                12,208
                                                                                           ----------             ---------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value;
 100,000,000 shares authorized;
  56,807,826 shares outstanding                                                                   568                   568
Additional paid-in capital                                                                    355,287               355,277
Deferred compensation pursuant to stock incentive plans                                          (324)                 (351)
Accumulated deficit                                                                          (367,479)             (365,915)
                                                                                           ----------             ---------

      Total stockholders' deficit                                                             (11,948)              (10,421)
                                                                                           ----------             ---------

TOTAL                                                                                      $   23,881             $  24,818
                                                                                           ==========             =========




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2001 and 2000
(In thousands, except per share amounts)
(Unaudited)



                                                                                                        2001                  2000
                                                                                                      -------               --------

REVENUES
Fee income from San Elijo Hills                                                                       $   168               $   878
                                                                                                      -------               -------

EXPENSES
Interest expense relating to Leucadia Financial Corporation                                               635                   614
General and administrative expenses                                                                       998                   881
Management fees to Leucadia Financial Corporation                                                          31                    74
                                                                                                      -------               -------
                                                                                                        1,664                 1,569
                                                                                                      -------               -------

Loss from operations                                                                                   (1,496)                 (691)

Other income, net                                                                                         187                    75
                                                                                                      -------               -------

Loss before income taxes and minority interest                                                         (1,309)                 (616)
Income tax expense                                                                                         (5)                   (9)
                                                                                                      -------               -------

Loss before minority interest                                                                          (1,314)                 (625)
Minority interest                                                                                        (250)                 (250)
                                                                                                      -------               -------

Net loss                                                                                              $(1,564)              $  (875)
                                                                                                      =======               =======

Basic loss per common share                                                                           $ (0.03)              $ (0.02)
                                                                                                      =======               =======

Diluted loss per common share                                                                         $ (0.03)              $ (0.02)
                                                                                                      =======               =======





             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the three months ended March 31, 2001 and 2000
(Dollars in thousands, except par value)
(Unaudited)




                                                                                    Deferred
                                                    Common                        Compensation
                                                     Stock        Additional      Pursuant to                           Total
                                                   $.01 Par         Paid-In      Stock Incentive     Accumulated     Stockholders'
                                                     Value          Capital            Plans           Deficit          Deficit
                                                   ---------      -----------    ----------------   -------------   ---------------


Balance, January 1, 2000                               $566          $354,833                         $(362,506)        $(7,107)

  Issuance of 250,000 shares of
    Common Stock related to restricted
    stock grants                                          2               186          $(188)                                -
  Amortization of restricted stock grants                                                  4                                  4
 Net loss                                                                                                  (875)           (875)
                                                       ----          --------          -----           --------         -------

Balance, March 31, 2000                                $568          $355,019          $(184)         $(363,381)       $ (7,978)
                                                       ====          ========          =====          =========         =======

Balance, January 1, 2001                               $568          $355,277          $(351)         $(365,915)       $(10,421)

 Amortization of restricted stock grants                                                  15                                 15
 Amortization related to stock options                                                    22                                 22
 Change in value of 1,000,000 stock options                                10            (10)                               -
 Net loss                                                                                                (1,564)         (1,564)
                                                       ----          --------          ------         ---------        --------

Balance, March 31, 2001                                $568          $355,287          $(324)         $(367,479)       $(11,948)
                                                       ====          ========          ======         =========        ========






             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended March 31, 2001 and 2000
(In thousands)
(Unaudited)




                                                                                                              2001            2000
                                                                                                              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                                    $(1,564)        $  (875)

Adjustments to reconcile net loss to net cash used for operating activities:
       Minority interest                                                                                        250             250
       Amortization of deferred compensation pursuant to stock incentive plans                                   37               4
       Amortization of debt discount on note payable to Leucadia Financial Corporation                          244             219
       Changes in operating assets and liabilities:
           Land and real estate held for development and sale                                                  (238)            (91)
           Deposits and other assets                                                                            (33)             35
           Recreation center liability                                                                          (41)           (465)
           Accounts payable and accrued liabilities                                                            (363)           (380)
       Decrease in restricted cash                                                                             --               453
                                                                                                            -------         -------

                Net cash used for operating activities                                                       (1,708)           (850)
                                                                                                            -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under credit agreement with Leucadia Financial Corporation                                           500            --
                                                                                                            -------         -------

                  Net cash provided by financing activities                                                     500            --
                                                                                                            -------         -------

Net decrease in cash and cash equivalents                                                                    (1,208)           (850)

Cash and cash equivalents, beginning of period                                                                1,631           2,795
                                                                                                            -------         -------

Cash and cash equivalents, end of period                                                                    $   423         $ 1,945
                                                                                                            =======         =======

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amounts capitalized)                                                       $   391         $   395

  Cash paid for income taxes                                                                                $     4         $     3





             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes To Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes are necessary to present fairly the results of interim operations should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2000 which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2000 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2000 was extracted from the Company's audited annual consolidated financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2. The note payable to Leucadia Financial Corporation ("LFC") has a principal amount of $26,462,000 and matures on December 31, 2004. Interest on the note of approximately $391,000 and $395,000 was expensed and paid during the three month periods ending March 31, 2001 and 2000, respectively. Additionally, approximately $244,000 and $219,000 of debt discount on the note was amortized as interest expense during the three month periods ended March 31, 2001 and 2000, respectively.

3. In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. The line of credit matures in one year unless renewed. As of March 31, 2001, $500,000 was outstanding under this facility.

4. Basic and diluted loss per share of Common Stock was calculated by dividing the net loss by the weighted average shares of Common Stock outstanding. The number of shares used to calculate basic and diluted loss per Common Share was 56,807,826 and 56,623,760 for the three month periods ended March 31, 2001 and 2000, respectively. The calculation of diluted loss per share does not include common stock equivalents of 1,186,000 and 180,000 for the three month periods ended March 31, 2001 and 2000, respectively, which are antidilutive.

5. Pursuant to administrative services agreements, LFC provides administrative services to the Company, including providing the services of one of the Company's executive officers. Administrative fees paid to LFC were $31,000 and $74,000 for the three month periods ended March 31, 2001 and 2000, respectively. This agreement will continue until December 31, 2001, unless extended in writing by mutual agreement.

     The Company's corporate office is in part of an office building subleased from LFC's parent, Leucadia National Corporation ("Leucadia"), for a monthly amount equal to its share of Leucadia's cost for such space and furniture. In connection with these rentals, the Company expensed $58,000 and $47,000, respectively, for the three month periods ended March 31, 2001 and 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 10-K.

LIQUIDITY AND CAPITAL RESOURCES

For the three month periods ended March 31, 2001 and 2000, net cash was used for operations, principally to fund interest and general and administrative expenses. The Company's principal sources of funds are fee income earned from the San Elijo Hills project, proceeds from the sale of real estate, its line of credit from LFC and dividends or borrowings from its subsidiaries.

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

In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. The line of credit matures in one year unless renewed. As of March 31, 2001, $500,000 was outstanding under this facility.

Under a development agreement, the Company is responsible for the overall management of the San Elijo Hills project, including arranging financing, coordinating marketing and sales, and acting as construction manager. The development agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees. These fees are based on a fixed percentage of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing services under the development agreement. The Company also receives co-op marketing and advertising fees, which are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price and are recorded as revenue when the home is sold. During the three month period ended March 31, 2001, the Company earned $168,000 for such fees, of which $105,000 was received. The development agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner.

To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project (a maximum of $28,170,000 at March 31, 2001, which includes interest), or owed by the project's owner to Leucadia ($51,099,000 at March 31,
2001) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of Indebtedness. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the development agreement. There can be no assurance, however, that the Company will receive any success fee at all for this project.

As of March 31, 2001, the Company owed $26,462,000 principal amount to LFC. This amount is payable on December 31, 2004 and bears interest at 6% per year. This obligation is reflected in the consolidated balance sheet, net of discount, at $21,718,000 as of March 31, 2001. During the three months ended March 31, 2001, the Company paid LFC interest of $391,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, (continued).

RESULTS OF OPERATIONS

During the first quarter of 2001 and 2000, the Company recorded $168,000 and $878,000, respectively of fee income from the San Elijo Hills project. The decrease in 2001 relates to decreased sales of lots, partially offset by co-op marketing and advertising fees, all related to the San Elijo Hills project.

Interest expense primarily reflects the interest due on indebtedness to LFC ($391,000 and $395,000 for the three month periods ended March 31, 2001 and 2000, respectively) and $244,000 and $219,000 for amortization of debt discount related to the indebtedness due to LFC for the three month periods ended March 31, 2001 and 2000, respectively.

General and administrative expenses (primarily salaries in 2001 and marketing costs in 2000) increased in 2001 as compared to 2000 due to increased salaries expense.

Income tax expense for all periods presented principally relates to state franchise taxes. The Company has not recognized income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to record such tax benefits.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in Management's Discussion and Analysis of Financial Condition and Results of Interim
Operations, the words "estimates", "expects", "anticipates", "believes", "plans", "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The factors that could cause actual results to differ materially from time to time in the Company's public filings, including changes in general economic and market conditions, changes in domestic laws and government regulations or requirements, changes in real estate pricing environments, regional or general changes in asset valuation, demographic and economic changes in the United States generally and California in particular, increases in real estate taxes and other local government fees, significant competition from other real estate developers and homebuilders, decreased consumer spending for housing, delays in construction schedules and cost overruns, availability and cost of land, materials and labor, increased development costs many of which the Company would not be able to control, damage to properties or condemnation of properties, the occurrence of significant natural disasters, imposition of limitations on the Company's ability to develop its properties resulting from developments in or new applications of environmental laws and regulations, the inability to insure certain risks economically, the adequacy of loss reserves, changes in prevailing interest rate levels, including mortgage rates, increased interest costs as a result of a delay in project completion requiring the financing to remain outstanding for a longer than projected period of time, the availability of reliable energy sources and consumer confidence in the dependability of such energy sources, and changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to
revise  or update  these  forward-looking   statements  to  reflect  events  or
circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits.

             None.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HOMEFED CORPORATION
                                      (Registrant)




                                      By: /s/ Erin N. Ruhe
                                      ----------------------------------------
                                      Erin N. Ruhe, Vice President & Controller
                                      (Principal Accounting Officer)




Date: May 14, 2001