Form 10-K/A
period 2000-12-31
HOMEFED CORP
filed 2001-06-19
CIK 833795

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

                                EXPLANATORY NOTE

         This Report on Form 10-K/A adds the following items of Part III to the Annual Report on Form 10-K of HomeFed Corporation (the "Company") for the fiscal year ended December 31, 2000.


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

                                                                              Long-Term
                                            Annual Compensation             Compensation
                                      ------------------------------------------------------
                                                                     Restricted     Options
Name and Principal                                                      Stock        (# of
    Position                 Year          Salary           Bonus      Awards (3)    shares)
------------------           ----          ------           -----      ----------    -------
Paul J. Borden,              2000         $37,151 (1)     $344,027       $7,500      51,000
President                    1999            --   (1)        --            --          --
                             1998            --   (1)        --            --          --

Curt R. Noland,              2000        $105,024         $103,150      $18,750      25,000
Vice President               1999         100,000          103,000         --          --
                             1998          23,846           53,000         --          --

Erin N. Ruhe,                2000         $65,016          $61,950      $18,750      25,000
Vice President and           1999          60,000           51,800         --          --
Controller                   1998            --              --            --          --

R. Randy Goodson,            2000        $131,558 (2)       $4,050      $12,188     666,250
Vice President               1999            --              --            --          --
                             1998            --              --            --          --

--------

(1) From January 1, 1998 through October 22, 2000, Mr. Borden was a Vice President of Leucadia and received compensation only from Leucadia. Pursuant to the Administrative Services Agreement between Leucadia Financial Corporation, a subsidiary of Leucadia ("Leucadia Financial"), and the Company, $200,000, $240,000 and $80,000 of the fees paid by the Company to Leucadia for services rendered in 2000, 1999 and 1998, respectively are attributable to Mr. Borden's services. These amounts are not reflected in the foregoing table. See "Certain Relationships and Related Transactions" for a description of the administrative services agreement. Included for 2000 are $12,000 in directors fees Mr. Borden received from the Company.

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

                                                                                  Potential Realizable Value
                                                                                  At Assumed Annual Rates of
                                                                                   Stock Price Appreciation
                                                 Individual Grants                   for Option Term (4)
                          -----------------------------------------------------------------------------------
                          Securities     % of Total
                          Underlying       Options
                            Options      Granted to    Exercise
                            Granted     Employees in     Price      Expiration
Name                     (# of shares)      2000       ($/share)       Date       0%($)      5%($)     10%($)
----                     -------------      ----       ---------       ----       -----      -----     ------
Paul J. Borden              50,000 (1)        4.3%        $.75       3/7/06        --      $12,800    $28,900
                             1,000 (2)        *            .70      7/12/05        --          200        400
Curt R. Noland              25,000 (1)       2.2           .75       3/7/06        --        6,400     14,500
Erin N. Ruhe                25,000 (1)       2.2           .75       3/7/06        --        6,400     14,500
R. Randy Goodson            16,250 (1)       1.4           .75       3/7/06        --        4,100      9,400
                           650,000 (3)      56.2           .61      4/27/06 (3)    --      134,900    305,900

----------

* Less than .1%.

(1) The options were granted pursuant to the Company's 1999 Stock Incentive Plan at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. Options became exercisable at the rate of 20% per year commencing one year after the date of grant. The grant date of the options is March 8, 2000.

(2) The options were granted pursuant to the Company's 1999 Stock Incentive Plan to all Directors of the Company at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. The grant date of the options is July 12, 2000. These options become exercisable at the rate of 25% per year commencing one year after the date of grant.

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

                                                                                              Value of
                                                                                            Unexercised
                                                                Number of Unexercised       In-the-Money
                                                                      Options at             Options at
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

                            Compensation of Directors

         In 2000, each Director of the Company received a retainer of $12,000 for serving on the Board of Directors. In addition, under the terms of the Company's 1999 Stock Incentive Plan, each Director is automatically granted non-qualified options to purchase 1,000 shares on the date on which the annual meeting of stockholders of the Company is held each year. The purchase price of the shares covered by such non-qualified options is the fair market value of such shares on the date of grant.



Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

         Set forth below is certain information as of June 18, 2001 with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities Exchange act of 1934, as amended, of Common Stock by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock (the Company's only class of voting securities),
(ii) each Director, (iii) the current executive officers named in the Summary Compensation Table under "Executive Compensation," (iv) the Steinberg Children Trusts and private charitable foundations established by Mr. Cumming and Mr. Steinberg and (v) all executive officers and Directors of the Company as a group.

                                              Number of Shares
Name and Address                               and Nature of          Percent
of Beneficial Owner                         Beneficial Ownership     of Class
-------------------                         --------------------     --------

Patrick D. Bienvenue....................         10,250  (a)              *
Paul J. Borden..........................         26,033  (b)              *
Timothy M. Considine....................         15,109  (c)              *
Ian M. Cumming..........................      7,847,859  (d)(e)         13.8%
R. Randy Goodson........................        134,500  (f)              .2%
Michael A. Lobatz.......................         10,250  (a)              *
Curt R. Noland..........................         30,000  (g)              *
Erin N. Ruhe............................         30,000  (g)              *
Joseph S. Steinberg.....................      7,197,630  (e)(h)         12.7%
The Steinberg Children Trusts...........        893,258  (i)             1.6%
Cumming Foundation......................         73,297  (j)              .1%
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust..............         23,815  (k)              *
All Directors and executive officers
   as a group (11 persons)..............      15,540,975 (l)            27.3%

-------------------
* Less than .1%.

(a) Includes 250 shares that may be acquired upon the exercise of stock options.

(b) Includes 10,250 shares that may be acquired upon the exercise of stock options.

(c) Includes (i) 4,859 shares held by the Considine and Considine Retirement Plan and (ii) 250 shares that may be acquired upon the exercise of stock options. Mr. Considine is the Managing Partner of Considine and Considine, an accounting firm in San Diego, California.

(d) Includes (i) 211,319 shares of Common Stock (.4%) beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner and (ii) 250 shares that may be acquired upon the exercise of stock options.

(e) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company. The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(f) Includes 3,250 shares that may be acquired upon the exercise of stock options. Does not include stock options as to which performance criteria have not been met.

(g) Includes 5,000 shares that may be acquired upon the exercise of stock options.

(h) Includes (i) 34,861 shares of Common Stock (less than .1%) beneficially owned by Mr. Steinberg's wife as to which Mr. Steinberg may be deemed to be the beneficial owner and (ii) 250 shares that may be acquired upon the exercise of stock options.

(i) Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the Steinberg Children Trusts.

(j) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of the Common Stock held by the foundation.

(k) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the trust.

(l) Includes 28,500 shares that may be acquired by directors and executive officers, as a group, upon the exercise of stock options. Does not include stock options as to which performance criteria have not been met.


Item 13.  Certain Relationships And Related Transactions.
-------   ----------------------------------------------

         In 1999, Leucadia completed the distribution of the Company Common Stock to shareholders of Leucadia. As a result, Joseph S. Steinberg, Chairman of the Board of the Company, and Ian M. Cumming, a director of the Company, together with their respective family members (excluding trusts for the benefit of Mr. Steinberg's children) beneficially own approximately 12.7% and 13.8% respectively, of the outstanding Common Stock. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At June 18, 2001, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding trusts for the benefit of Mr. Steinberg's children) approximately 16.7% and 18.2%, respectively, of Leucadia's outstanding common shares. See "Present Beneficial Ownership of Common Stock" for information concerning the securities ownership of Messrs. Steinberg and Cumming and their respective families.

         Set forth below is information concerning agreements or relationships between the Company and Leucadia and its subsidiaries.

San Elijo Hills Development Agreement

         In August 1998, upon approval of the Board of Directors, with all Leucadia-affiliated members of the Board not voting, the Company entered into a development management agreement with an indirect subsidiary of Leucadia to become development manager of San Elijo Hills, which will be a master planned community in San Diego County, California, of approximately 3,400 homes and apartments as well as commercial properties. As development manager, the Company is responsible for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees, which are based on a fixed percentage of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing these services. The Company also receives co-op marketing and advertising fees, which are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price and are recorded as revenue when the home is sold. The development agreement also provides for a success fee to the Company out of the net cash flow, if any, from the project, as determined in accordance with the development agreement, subject to a maximum success fee. However, it is not anticipated that any success fee, if earned, will be paid prior to the project generating sufficient cash from operations to satisfy the project's future cash needs and to repay in full all borrowings from Leucadia related to the project. From January 1, 2000 through March 31, 2001, the Company received approximately $3,600,000 in fees under the development management agreement.

Loan Agreements

         The Company's chapter 11 plan of reorganization was funded principally by the issuance of a $20,000,000 convertible note to Leucadia Financial. As of August 14, 1998, in connection with the development agreement, the Company and

Leucadia Financial entered into an Amended and Restated Loan Agreement, pursuant to which the original convertible note and the related loan agreement were restructured. The restructured note, dated August 14, 1998, has a principal amount of approximately $26,462,000 including the principal amount of the original note and additions to principal resulting from accrued and unpaid interest, as allowed under the terms of the original note. The restructured note extended the maturity date from July 3, 2003 to December 31, 2004, reduced the interest rate from 12% to 6% and eliminated the convertibility feature of the original note. Interest only on the restructured note is paid quarterly and all unpaid principal is due on the date of maturity. From January 1, 2000 through March 31, 2001, the Company paid to Leucadia approximately $2,000,000 in interest.

         In March 2001, the Company entered into a $3,000,000 line of credit agreement with Leucadia Financial. Under the line of credit, the Company has agreed to pay a commitment fee of .375% per year, payable quarterly, on the unused balance of the line of credit. The line of credit matures in one year unless renewed. Loans outstanding under this line of credit bear interest at 10% per year. As of June 18, 2001, $500,000 was outstanding under this facility.

Otay Land Company, LLC

         In October 1998, the Company and Leucadia formed Otay Land Company, LLC ("Otay Land Company"). Through March, 2001, the Company invested $11,590,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. The Company is the development manager of this project. In 1998, Otay Land Company purchased approximately 4,800 acres of land that is part of a 22,900-acre project located south of San Diego, California, known as Otay Ranch, for approximately $19,500,000. Net income, if any, from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be paid to the Company. No amounts have been paid to Leucadia under this agreement.

Administrative Services Agreement

         Since emerging from bankruptcy in 1995, administrative services and managerial support have been provided to the Company by Leucadia Financial. Under the current administrative services agreement, which extends through December 31, 2001, Leucadia Financial provides the services of Ms. Corinne A. Maki, the Company's Treasurer and Secretary, in addition to various administrative functions for a monthly fee. During January and February 2001 this monthly fee was $11,000. Commencing March 2001 the monthly fee was reduced to, and currently is, $8,500. Ms. Maki is an officer of Leucadia Financial. Prior to November 2000, Leucadia also provided the services of Paul J. Borden, President of the Company, under the administrative services agreement. Prior to November 2000, Mr. Borden also was a Vice President of Leucadia. From January 1, 2000 through March 31, 2001, the Company paid Leucadia Financial approximately $300,000 for the provision of administrative services.

Office Space

         The Company rents office space and furnishings from a subsidiary of Leucadia for a monthly amount equal to its share of the Leucadia subsidiary's cost for the space and furnishings. The agreement pursuant to which the space and furnishings are provided extends through February 28, 2005 (coterminous with Leucadia's occupancy of the space) and provides for a monthly rental of $19,000 effective March 1, 2001. From January 1, 2000 through March 31, 2001, the Company paid approximately $300,000 to the Leucadia subsidiary.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HOMEFED CORPORATION
                                                 Registrant


                                                By: /s/ Erin N. Ruhe
                                                --------------------
                                                Erin N. Ruhe
                                                Vice President and Controller

         Dated: June 19, 2001