Form 10-Q
period 2001-06-30
HOMEFED CORP
filed 2001-08-14
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number 1-10153

                               HOMEFED CORPORATION
             (Exact name of registrant as specified in its Charter)

          Delaware                                          33-0304982
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

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

YES        X          NO


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES        X          NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 6, 2001, there were 56,807,826 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000
(Dollars in thousands, except par value)


                                                                                                   June 30,             December 31,
                                                                                                     2001                   2000
                                                                                                  ----------             -----------
                                                                                                 (Unaudited)

ASSETS
Land and real estate held for development and sale                                                 $  23,584              $  22,979
Cash and cash equivalents                                                                                646                  1,631
Deposits and other asssets                                                                               285                    208
                                                                                                   ---------              ---------

TOTAL                                                                                              $  24,515              $  24,818
                                                                                                   =========              =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                                     $  21,972              $  21,474
Credit agreement with Leucadia Financial Corporation                                                     500                   --
Recreation center liability                                                                             --                       41
Accounts payable and accrued liabilities                                                               1,348                  1,516
                                                                                                   ---------              ---------

      Total liabilities                                                                               23,820                 23,031
                                                                                                   ---------              ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                                     12,708                 12,208
                                                                                                   ---------              ---------

STOCKHOLDERS' DEFICIT

Common Stock, $.01 par value; 100,000,000 shares authorized;
  56,807,826 shares outstanding                                                                          568                    568
Additional paid-in capital                                                                           355,377                355,277
Deferred compensation pursuant to stock incentive plans                                                 (366)                  (351)
Accumulated deficit                                                                                 (367,592)              (365,915)
                                                                                                   ---------              ---------

      Total stockholders' deficit                                                                    (12,013)               (10,421)
                                                                                                   ---------              ---------

TOTAL                                                                                              $  24,515              $  24,818
                                                                                                   =========              =========






             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2001 and 2000
(In thousands, except per share amounts)
(Unaudited)



                                                                  For the Three Month            For the Six Month
                                                                 Period Ended June 30,         Period Ended June 30,
                                                                 ---------------------         ---------------------
                                                                   2001          2000            2001           2000
                                                                   ----          ----            ----           ----
REVENUES:
Fee income from San Elijo Hills                                  $ 1,601        $   260        $ 1,769        $ 1,138
Sales of residential properties                                     --            1,575           --            1,575
                                                                 -------        -------        -------        -------
                                                                   1,601          1,835          1,769          2,713
                                                                 -------        -------        -------        -------

EXPENSES:
Cost of sales                                                       --            1,544           --            1,544
Interest expense relating to Leucadia Financial Corporation          663            621          1,298          1,235
General and administrative expenses                                  964            875          1,962          1,756
Management fees to Leucadia Financial Corporation                     25             67             56            141
                                                                 -------        -------        -------        -------
                                                                   1,652          3,107          3,316          4,676
                                                                 -------        -------        -------        -------

Loss from operations                                                 (51)        (1,272)        (1,547)        (1,963)

Other income, net                                                    189             78            376            153
                                                                 -------        -------        -------        -------

Income (loss) before income taxes and minority interest              138         (1,194)        (1,171)        (1,810)
Income tax expense                                                    (1)            (6)            (6)           (15)
                                                                 -------        -------        -------        -------

Income (loss) before minority interest                               137         (1,200)        (1,177)        (1,825)
Minority interest                                                   (250)          (250)          (500)          (500)
                                                                 -------        -------        -------        -------

Net loss                                                         $  (113)       $(1,450)       $(1,677)       $(2,325)
                                                                 =======        =======        =======        =======

Basic loss per common share                                      $ (0.00)       $ (0.03)       $ (0.03)       $ (0.04)
                                                                 =======        =======        =======        =======

Diluted loss per common share                                    $ (0.00)       $ (0.03)       $ (0.03)       $ (0.04)
                                                                 =======        =======        =======        =======





             See notes to interim consolidated financial statements.
                                       3

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the six month periods ended June 30, 2001 and 2000
(In thousands, except par value)
(Unaudited)



                                                                                          Deferred
                                                              Common                    Compensation
                                                              Stock      Additional      Pursuant to                    Total
                                                             $.01 Par      Paid-In     Stock Incentive  Accumulated   Stockholders'
                                                              Value       Capital          Plans          Deficit      Deficit
                                                             --------    ----------   ---------------   -----------  -------------


Balance, January 1, 2000                                      $566       $354,833                       $(362,506)     $ (7,107)

  Issuance of 250,000 shares of Common Stock
    related to restricted stock grants                           2            186          $(188)
  Amortization of restricted stock grants                                                     20                             20
  Grant of 50,000 stock options                                                36            (36)
  Amortization related to stock options                                                        2                              2
  Net loss                                                                                                 (2,325)       (2,325)
                                                              ----       --------          -----        ---------      --------

Balance, June 30, 2000                                        $568       $355,055          $(202)       $(364,831)     $ (9,410)
                                                              ====       ========          =====        =========      ========


Balance, January 1, 2001                                      $568       $355,277          $(351)       $(365,915)     $(10,421)

  Amortization of restricted stock grants                                                     31                             31
  Amortization related to stock options                                                       54                             54
  Change in value of 1,000,000 stock options                                  100           (100)
  Net loss                                                                                                 (1,677)       (1,677)
                                                              ----       --------          -----        ---------      --------

Balance, June 30, 2001                                        $568       $355,377          $(366)       $(367,592)     $(12,013)
                                                              ====       ========          =====        =========      ========




             See notes to interim consolidated financial statements.
                                       4

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2001 and 2000
(In thousands)
(Unaudited)



                                                                                                            2001              2000
                                                                                                            ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                                   $(1,677)         $(2,325)
Adjustments to reconcile net loss to net cash used in operating activities:
  Minority interest                                                                                            500              500
  Amortization of deferred compensation pursuant to stock incentive plans                                       85               22
  Accrued interest  added to note payable to Leucadia Financial Corporation                                    --               395
  Amortization of debt discount on note payable to Leucadia Financial Corporation                              498              445
  Changes in operating assets and liabilities:
      Land and real estate held for development and sale                                                      (605)           1,123
      Deposits and other assets                                                                                (77)            (749)
      Recreation center liability                                                                              (41)            (594)
      Accounts payable and accrued liabilities                                                                (168)            (557)
  Decrease in restricted cash                                                                                  --               577
                                                                                                           -------          -------

          Net cash used for operating activities                                                            (1,485)          (1,163)
                                                                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under credit agreement with Leucadia Financial Corporation                                          500              --
                                                                                                           -------          -------

         Net cash provided by financing activities                                                             500              --
                                                                                                           -------          -------


Net decrease in cash and cash equivalents                                                                     (985)          (1,163)

Cash and cash equivalents, beginning of period                                                               1,631            2,795
                                                                                                           -------          -------

Cash and cash equivalents, end of period                                                                   $   646          $ 1,632
                                                                                                           =======          =======

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amounts capitalized)                                                      $   800          $   395

  Cash paid for income taxes                                                                               $     6          $     3





             See notes to interim consolidated financial statements.
                                       5

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

2. The note payable to Leucadia Financial Corporation ("LFC") has a principal amount of $26,462,000 and matures on December 31, 2004. Interest on the note of approximately $787,000 and $790,000 was expensed during the six month periods ended June 30, 2001 and 2000, respectively. Additionally, approximately $498,000 and $445,000 of debt discount on the note was amortized as interest expense during the six month periods ended June 30, 2001 and 2000, respectively.

3. In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. The line of credit matures in one year unless renewed. As of June 30, 2001, $500,000 was outstanding under this facility. Interest on the line of credit of approximately $13,000 was expensed and paid during the six month period ended June 30, 2001.

4. Basic and diluted loss per share of Common Stock was calculated by dividing the net loss by the weighted average shares of Common Stock outstanding. The number of shares used to calculate basic and diluted loss per Common Share was 56,807,826 and 56,715,793 for the six month periods ended June 30, 2001 and 2000, respectively, and 56,807,826 for the three month periods ended June 30, 2001 and 2000. The calculation of diluted loss per share does not include common stock equivalents of 1,186,000 and 180,000 for 2001 and 2000 periods, respectively, which are antidilutive.

5. Pursuant to administrative services agreements, LFC provides administrative services to the Company. Administrative fees paid to LFC were $56,000 and $141,000 for the six month periods ended June 30, 2001 and 2000, respectively, and $25,000 and $67,000 for the three month periods ended June 30, 2001 and 2000, respectively. This agreement will continue until December 31, 2001, unless extended in writing by mutual agreement.

     The Company's corporate office is in part of an office building subleased from LFC's parent, Leucadia National Corporation ("Leucadia"), for a monthly amount equal to its share of Leucadia's cost for such space and furniture. In connection with these rentals, the Company expensed $124,000 and $105,000 for the six month periods ended June 30, 2001 and 2000, respectively, and $66,000 and $58,000 for the three month periods ended June 30, 2001 and 2000, respectively.

6. On July 10, 2001, options to purchase an aggregate of 6,000 shares of Common Stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $.93 per share, the then current market price per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2000 10-K.

Liquidity and Capital Resources

For the six month periods ended June 30, 2001 and 2000, net cash was used for operations, principally to fund interest and general and administrative expenses. The Company's principal sources of funds are fee income earned from the San Elijo Hills project, proceeds from the sale of real estate, its line of credit from LFC and dividends or borrowings from its subsidiaries.

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

In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. The line of credit matures in one year unless renewed. As of June 30, 2001, $500,000 was outstanding under this facility.

Under a development agreement, the Company is responsible for the overall management of the San Elijo Hills project, including arranging financing, coordinating marketing and sales, and acting as a construction manger. The development agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees. These fees are based on a fixed percentage of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing services under the development agreement. The Company also receives co-op marketing and advertising fees, which are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price and are recorded as revenue when the home is sold. During the six month period ended June 30, 2001, the Company earned $347,000 for such fees, of which $303,000 was received. The development agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner.

To determine "net cash flow" for the purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project (which cannot exceed $25,527,000, the balance at June 30, 2001, including interest), or owed by the project's owner to Leucadia ($52,628,000 at June 30, 2001) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of Indebtedness. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the development agreement. There can be no assurance, however, that the Company will receive any success fee at all for this project.

As of June 30, 2001, the Company owed $26,462,000 principal amount to LFC. This amount is payable on December 31, 2004 and bears interest at 6% per year. This obligation is reflected in the consolidated balance sheet, net of discount, at $21,972,000 as of June 30, 2001. During the six months ended June 30, 2001, the Company paid LFC interest of $787,000 relating to this note payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Results of Operations

Fee income related to the San Elijo Hills project was $1,769,000 and $1,138,000 for the six month periods ended June 30, 2001 and 2000, respectively, and $1,601,000 and $260,000 for the three month periods ended June 30, 2001 and 2000, respectively. The increase in the 2001 periods primarily related to fee income from increased sales of lots related to the San Elijo Hills project. In addition, during the 2001 periods the Company earned co-op marketing and advertising fees of which there were none during the 2000 periods.

There were no sales of residential properties during 2001. During the second quarter of 2000, the Company sold two clustered housing development sites at the Paradise Valley project. Actual cost of sales recorded during these periods reflects the level of sales activity.

Interest expense reflects the interest due on indebtedness to LFC of $800,000 and $790,000 for the six month periods ended June 30, 2001 and 2000, respectively, and $409,000 and $395,000 for the three month periods ended June 30, 2001 and 2000, respectively. Interest expense also includes amortization of debt discount related to the indebtedness to LFC of $498,000 and $445,000 for the six month periods ended June 30, 2001 and 2000, respectively, and $254,000 and $226,000 for the three month periods ended June 30, 2001 and 2000, respectively.

General and administrative expenses increased in the six month period ended June 30, 2001 as compared to the same period in 2000 principally due to increased salaries expense.

The increase in other income for the six and three month periods ended June 30, 2001 primarily relates to income from an option to purchase a real estate property.

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

                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits.

             None

         b)  Reports on Form 8-K.

             None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              HOMEFED CORPORATION
                                              (Registrant)



Date:  August 14, 2001                            By: /s/ Erin N. Ruhe
                                                  ---------------------------
                                                  Erin N. Ruhe
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)