Form 10-Q
period 2001-09-30
HOMEFED CORP
filed 2001-11-14
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from_________ to__________

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

YES     X       NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 6, 2001, there were 56,808,076 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2001 and December 31, 2000
(Dollars in thousands, except par value)


                                                                                                 September 30,          December 31,
                                                                                                     2001                   2000
                                                                                                 -----------             ----------
                                                                                                 (Unaudited)

ASSETS
Land and real estate held for development and sale                                                 $  23,603              $  22,979
Cash and cash equivalents                                                                                768                  1,631
Deposits and other assets                                                                                285                    208
                                                                                                   ---------              ---------

TOTAL                                                                                              $  24,656              $  24,818
                                                                                                   =========              =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                                     $  22,236              $  21,474
Recreation center liability                                                                             --                       41
Accounts payable and accrued liabilities                                                               1,423                  1,516
                                                                                                   ---------              ---------

       Total liabilities                                                                              23,659                 23,031
                                                                                                   ---------              ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                                     12,958                 12,208
                                                                                                   ---------              ---------

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value; 100,000,000 shares authorized;
   56,808,076 and 56,807,826 shares outstanding                                                          568                    568
Additional paid-in capital                                                                           355,327                355,277
Deferred compensation pursuant to stock incentive plans                                                 (275)                  (351)
Accumulated deficit                                                                                 (367,581)              (365,915)
                                                                                                   ---------              ---------

       Total stockholders' deficit                                                                   (11,961)               (10,421)
                                                                                                   ---------              ---------

TOTAL                                                                                              $  24,656              $  24,818
                                                                                                   =========              =========




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2001 and 2000
(In thousands, except per share amounts)
(Unaudited)



                                                                                For the Three Month           For the Nine Month
                                                                             Period Ended September 30,   Period Ended September 30,
                                                                             --------------------------   ------------------------
                                                                                2001             2000         2001            2000
                                                                                ----             ----         ----            ----

REVENUES:
Fee income from San Elijo Hills                                                $ 1,974        $   944        $ 3,743        $ 2,082
Sales of residential properties                                                   --             --             --            1,575
                                                                               -------        -------        -------        -------
                                                                                 1,974            944          3,743          3,657
                                                                               -------        -------        -------        -------

EXPENSES:
Cost of sales                                                                     --             --             --            1,544
Interest expense relating to Leucadia Financial Corporation                        671            633          1,969          1,868
General and administrative expenses                                                943          1,143          2,905          2,899
Management fees to Leucadia Financial Corporation                                   26             69             82            210
                                                                               -------        -------        -------        -------
                                                                                 1,640          1,845          4,956          6,521
                                                                               -------        -------        -------        -------

Income (loss) from operations                                                      334           (901)        (1,213)        (2,864)

Other income, net                                                                  188             26            564            179
                                                                               -------        -------        -------        -------

Income (loss) before income taxes and minority interest                            522           (875)          (649)        (2,685)
Income tax (provision) benefit                                                    (261)            25           (267)            10
                                                                               -------        -------        -------        -------

Income (loss) before minority interest                                             261           (850)          (916)        (2,675)
Minority interest                                                                 (250)          (250)          (750)          (750)
                                                                               -------        -------        -------        -------

Net income (loss)                                                              $    11        $(1,100)       $(1,666)       $(3,425)
                                                                               =======        =======        =======        =======

Basic income (loss) per common share                                           $  0.00        $ (0.02)       $ (0.03)       $ (0.06)
                                                                               =======        =======        =======        =======

Diluted income (loss) per common share                                         $  0.00        $ (0.02)       $ (0.03)       $ (0.06)
                                                                               =======        =======        =======        =======







             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the nine month periods ended September 30, 2001 and 2000
(Dollars in thousands, except par value)
(Unaudited)



                                                                                     Deferred
                                                        Common                     Compensation
                                                        Stock       Additional      Pursuant to                           Total
                                                      $.01 Par       Paid-In     Stock Incentive      Accumulated     Stockholders'
                                                        Value        Capital          Plans             Deficit          Deficit
                                                        -----        -------          -----             -------          -------


Balance, January 1, 2000                                $ 566      $  354,833                        $  (362,506)      $   (7,107)

   Issuance of 250,000 shares of Common Stock
     related to restricted stock grants                     2             186         $ (188)
   Amortization of restricted stock grants                                                36                                   36
   Grant of 50,000 stock options                                           36            (36)
   Amortization related to stock options                                                   4                                    4
   Net loss                                                                                               (3,425)          (3,425)
                                                        -----      ----------         ------         -----------       ----------

Balance, September 30, 2000                             $ 568      $  355,055         $ (184)        $  (365,931)      $  (10,492)
                                                        =====      ==========         ======         ===========       ==========


Balance, January 1, 2001                                $ 568      $  355,277         $ (351)        $  (365,915)      $  (10,421)

   Amortization of restricted stock grants                                                47                                   47
   Amortization related to stock options                                                  79                                   79
   Change in value of 1,000,000 stock options                              50            (50)
   Net loss                                                                                               (1,666)          (1,666)
                                                        -----      ----------         ------         ------------      ----------

Balance, September 30, 2001                             $ 568      $  355,327         $ (275)        $  (367,581)      $  (11,961)
                                                        =====      ==========         ======         ===========       ==========








             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended September 30, 2001 and 2000
(In thousands)
(Unaudited)


                                                                                                             2001              2000
                                                                                                             ----              ----


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                                   $(1,666)         $(3,425)
Adjustments to reconcile net loss to net cash used in operating activities:
   Minority interest                                                                                           750              750
   Amortization of deferred compensation pursuant to stock incentive plans                                     126               40
   Amortization of debt discount on note payable to Leucadia Financial Corporation                             762              680
   Proceeds from sales of residential properties                                                              --              1,100
   Gain on sales of residential properties                                                                    --                (31)
   Changes in operating assets and liabilities:
       Land and real estate held for development and sale                                                     (624)            (568)
       Deposits and other assets                                                                               (77)            (272)
       Recreation center liability                                                                             (41)            (711)
       Accounts payable and accrued liabilities                                                                (93)             232
   Decrease in restricted cash                                                                                --                691
                                                                                                           -------          -------

           Net cash used for operating activities                                                             (863)          (1,514)
                                                                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under credit agreement with Leucadia Financial Corporation                                          500             --
Payments related to credit agreement with Leucadia Financial Corporation                                      (500)            --
                                                                                                           -------          -------

           Net cash provided by financing activities                                                          --               --
                                                                                                           -------          -------

Net decrease in cash and cash equivalents                                                                     (863)          (1,514)

Cash and cash equivalents, beginning of period                                                               1,631            2,795
                                                                                                           -------          -------

Cash and cash equivalents, end of period                                                                   $   768          $ 1,281
                                                                                                           =======          =======

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                                     $ 1,207          $ 1,188

   Cash paid for income taxes                                                                              $   179          $     2





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

     Certain amounts for prior periods have been reclassified to be consistent with the 2001 presentation.

2. The note payable to Leucadia Financial Corporation ("LFC") has a principal amount of $26,462,000 and matures on December 31, 2004. Interest on the note of approximately $1,188,000 was expensed and paid during each of the nine month periods ended September 30, 2001 and 2000. Additionally, approximately $762,000 and $680,000 of debt discount on the note was amortized as interest expense during the nine month periods ended September 30, 2001 and 2000, respectively.

3. In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. The line of credit matures in one year unless renewed. At September 30, 2001, no amounts were outstanding under this facility. Interest on the line of credit of approximately $19,000 was expensed and paid during the nine month period ended September 30, 2001.

4. Basic and diluted income (loss) per share of Common Stock was calculated by dividing the net income (loss) by the weighted average shares of Common Stock outstanding. The number of shares used to calculate basic and diluted income (loss) per Common Share was 56,807,845 and 56,746,695 for the nine month periods ended September 30, 2001 and 2000, respectively, and 56,807,883 and 56,807,826 for the three month periods ended September 30, 2001 and 2000, respectively. Options to purchase 752,313 and 317,667 weighted average shares of common stock outstanding during the nine month periods ended September 30, 2001 and 2000, respectively, and 683,000 weighted average shares of common stock outstanding during the three month period ended September 30, 2000 were not included in the computation of diluted loss per share as those options were antidilutive.

5. Pursuant to administrative services agreements, LFC provides administrative services to the Company. Administrative fees paid to LFC were $82,000 and $210,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $26,000 and $69,000 for the three month periods ended September 30, 2001 and 2000, respectively. This agreement will continue until December 31, 2001, unless extended in writing by mutual agreement.

     The Company's corporate office is in part of an office building subleased from LFC's parent, Leucadia National Corporation ("Leucadia"), for a monthly amount equal to its share of Leucadia's cost for such space and furniture. In connection with these rentals, the Company expensed $185,000 and $162,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $61,000 and $57,000 for the three month periods ended September 30, 2001 and 2000, respectively.

6. On July 10, 2001, options to purchase an aggregate of 6,000 shares of Common Stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $.93 per share, the then current market price per share.

7. In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which will be effective for fiscal years beginning after December 15, 2001. The Company has reviewed the impact of the implementation of SFAS 144 and does not expect it to have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2000 10-K.

Liquidity and Capital Resources

For the nine month periods ended September 30, 2001 and 2000, net cash was used for operations, principally to fund interest and general and administrative expenses. The Company's principal sources of funds are fee income earned from the San Elijo Hills project, proceeds from the sale of real estate, its line of credit from LFC and dividends or borrowings from its subsidiaries.

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

In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. The line of credit matures in one year unless renewed. At September 30, 2001, no amounts were outstanding under this facility.

Under a development agreement, the Company is responsible for the overall management of the San Elijo Hills project, including arranging financing, coordinating marketing and sales, and acting as a construction manager. The development agreement provides that the Company will receive certain fees in connection with the project. These fees consist of marketing, field overhead and management service fees. These fees are based on a fixed percentage of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing services under the development agreement. The Company also receives co-op marketing and advertising fees that, are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price and are recorded as revenue when the home is sold. During the nine month period ended September 30, 2001, the Company earned $469,000 for such fees, of which $424,000 was received. The development agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner.

To determine "net cash flow" for the purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project (which cannot exceed $24,595,000, the balance at September 30, 2001, including interest), or owed by the project's owner to Leucadia ($31,848,000 at September 30, 2001) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness. The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of Indebtedness. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the development agreement. There can be no assurance, however, that the Company will receive any success fee at all for this project.

As of September 30, 2001, the Company owed $26,462,000 principal amount to LFC. This amount is payable on December 31, 2004 and bears interest at 6% per year. This obligation is reflected in the consolidated balance sheet, net of discount, at $22,236,000 as of September 30, 2001. During the nine months ended September 30, 2001, the Company paid LFC interest of $1,188,000 relating to this note payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Results of Operations

Fee income related to the San Elijo Hills project was $3,743,000 and $2,082,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $1,974,000 and $944,000 for the three month periods ended September 30, 2001 and 2000, respectively. The increase in the 2001 periods primarily related to fee income from increased sales of lots related to the San Elijo Hills project. In addition, during the 2001 periods the Company earned co-op marketing and advertising fees, while no such fees were earned during the 2000 periods.

Sales of residential properties for the nine month period ended September 30, 2000 represents the sale of two clustered housing development sites at the Paradise Valley project. Cost of sales recorded during this period reflects the level of sales activity.

Interest expense reflects the interest due on indebtedness to LFC of $1,207,000 and $1,188,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $407,000 and $398,000 for the three month periods ended September 30, 2001 and 2000, respectively. Interest expense also includes amortization of debt discount related to the indebtedness to LFC of $762,000 and $680,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and $264,000 and $235,000 for the three month periods ended September 30, 2001 and 2000, respectively.

General and administrative expenses decreased during the three month period ended September 30, 2001 as compared to the same period in 2000 due to decreased expenses related to certain executive incentive plans.

The increase in other income for the nine and three month periods ended September 30, 2001 primarily relates to income from an option to purchase a real estate property.

During the third quarter of 2001, the Company paid minimum federal and state income taxes. A valuation allowance has been provided on the total amount of the resultant deferred tax asset due to the uncertainty of future taxable income necessary for its realization.

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

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          The following matters were submitted to a vote of shareholders at the Company's 2001 Annual Meeting of Shareholders held on July 10, 2001.

           a)   Election of directors.

                                                                            Number of Shares
                                                                            ----------------
                                                                      For                    Withheld
                                                                      ---                    --------
                Patrick D. Bienvenue                                49,804,293                 37,668
                Paul J. Borden                                      49,684,323                157,638
                Timothy M. Considine                                49,804,194                 37,767
                Ian M. Cumming                                      49,804,796                 37,165
                Michael A. Lobatz                                   49,804,672                 37,289
                Joseph S. Steinberg                                 49,803,434                 38,527

           b) Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 2001.


                For                                                 49,745,440
                Against                                                 19,590
                Abstentions                                             76,931
                Broker non-votes                                          -



Item 6.    Exhibits and Reports on Form 8-K.

           a)   Exhibits.

                None.

           b)   Reports on Form 8-K.

                None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  HOMEFED CORPORATION
                                                  (Registrant)




Date:  November 14, 2001                          By: /s/ Erin N. Ruhe
                                                  ------------------------------
                                                  Erin N. Ruhe
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)