Form 10-K
period 2001-12-31
HOMEFED CORP
filed 2002-03-25
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2001
                                       Or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ___________ to ___________
                         Commission file number: 1-10153

                               HOMEFED CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                    33-0304982
  (State or Other Jurisdiction                      (I.R.S. Employer
   of Incorporation or Organization)                 Identification No.)


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

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of March 12, 2002, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $34,371,000 on that date.

As of March 12, 2002, there were 56,808,076 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.  Business.
------   --------

                                   THE COMPANY

Introduction

     HomeFed Corporation ("HomeFed" or the "Company") was incorporated in Delaware in 1988. The Company is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. The executive office of the Company is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.

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

     For any master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities, as well as open space. Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," must be obtained before development and construction may commence. These often involve a number of different governmental jurisdictions and agencies, challenges through litigation, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have any "vested rights" to develop a project. In addition, as a precondition to receipt of building-related permits, master-planned communities such as San Elijo Hills typically are required in California to pay impact and capacity fees, or to otherwise satisfy mitigation requirements.

Current Development Projects

     San Elijo Hills. In August 1998, the Company entered into a Development Management Agreement (the "Development Agreement") with San Elijo Hills Development Company, LLC, an indirect subsidiary of Leucadia National Corporation (together with its subsidiaries, "Leucadia") that owns certain real property located in the City of San Marcos, in San Diego County, California. Pursuant to the Development Agreement, this project, which is known as San Elijo Hills, will be a master-planned community of approximately 3,400 homes and apartments as well as commercial properties which are expected to be completed during the course of this decade. The Company is the development manager of this project with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The Development Agreement provides that the Company will participate in the net profits of the project through the payment of a success fee as described in this Report, and that the Company will receive fees for the field overhead, management and marketing services it is to provide, based on the revenues of the project. The Development Agreement is terminable by either Leucadia or the Company. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report.

     During 2000, 528 residential sites in six neighborhoods were sold to builders for aggregate consideration, net of closing costs, of $71,100,000. These sales were the first residential lot sales at San Elijo Hills. During 2001, 691 residential sites in seven neighborhoods were sold to builders and a school site was sold to the local school district for aggregate consideration, net of closing costs, of $83,500,000. The Company earned and collected an aggregate of approximately $5,800,000 and $3,500,000 in fees on this project for the years ended December 31, 2001 and 2000. As of December 31, 2001, 2,179 residential dwelling units, consisting of 1,420 single family sites and 759 multi-family units remain to be sold in the project. In addition, the project has certain commercial lots and school sites which it expects to sell. The Company has the ability to earn fees on all such sales should they actually occur.

     In order for the Company to sell the next phase of the San Elijo Hills project, improvements to certain off site roads need to be under construction. The construction of certain of these improvements requires environmental permits prior to the commencement of construction. Although the Company has been informed that these permits will be obtained and will not materially delay the project, no assurance can be given that they will be received in a timely manner.

     As the development manager of the San Elijo Hills project, the Company has prepared an internal projection of the net cash flow which might be realized during the course of the projected remaining seven years of the development and sale of the project. The Company does not update this projection regularly, but reviews and updates the projection annually. The Company does not prepare a projection for its Otay Ranch project because that project is in the early stages of development.

     The projection is based upon many estimates and assumptions, including but not limited to, the timing of the sales of the various phases of the project, the prices at which lots can be sold, the cost of financing the project, construction and land improvement costs, the costs and availability of public utilities, infrastructure costs, marketing and selling expenses, property taxes and environmental and other regulatory compliance expenditures. In addition, the projection is based on the assumption that the Company is the development manager through the completion of the project. Based upon this cash flow projection, for the period from January 1, 2002 through the completion of the project, future sales from the project are projected to aggregate approximately $260,000,000, and aggregate net cash flow, after payment of all debt service and other liabilities, is projected to be approximately $99,000,000. Based on these assumptions, it is projected that the Company would receive fees for field overhead, management and marketing services in addition to those received through December 31, 2001, totaling approximately $24,000,000, and a success fee of approximately $69,000,000. The foregoing does not reflect expenses (which have not been projected or estimated) that the Company will be required to incur to fulfill its obligations under the Development Agreement. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the Development Agreement.

     All of the foregoing amounts are not discounted and are derived solely from the assumptions used in the projection, which are based on the Company's best estimates, as of November 2001, of the results of the San Elijo Hills project for the remaining seven years of the project's development. The projection was not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants or generally accepted accounting principles and has not been examined or compiled by the Company's independent auditors. The Company's independent auditors do not express an opinion or any other form of assurance with respect to the projection. Their report included in this Report relates to the Company's historical financial information. It does not extend to the projection and should not be read to do so. The projection is based on a number of assumptions and estimates that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Among the factors that could cause actual results to differ materially from those projected include, but are not limited to, changes in general economic and market conditions, changes in domestic laws and government regulations or requirements, changes in real estate pricing environments, demographic and economic changes in the United States generally and California in particular, significant competition from other real estate developers and homebuilders, decreased consumer spending for housing, delays in construction schedules and cost overruns, increased material and labor costs, increased development costs, many of which the Company would not be able to control, the occurrence of significant natural disasters, the imposition of limitations on the Company's ability to develop the San Elijo Hills project resulting from developments in or new applications of environmental laws and regulations, increases in prevailing interest rates, including mortgage rates, increased interest costs for the project as a result of a delay in completion of the project requiring the financing to remain outstanding for a longer than projected period of time, and the availability of reliable energy sources and consumer confidence in the dependability of such energy sources. The degree of uncertainty inherent in projections increases significantly with each year that the projections cover. This projection covers a seven year period and accordingly, is even more uncertain than projections covering a shorter period of time. Therefore, the projection is only an estimate and actual results will vary from the projection. These variations may be, and, in fact, are likely to be material. Consequently, the inclusion of the foregoing projections in this Report should not be regarded as representations by the Company or any other person that the projected results will be achieved. Projections are necessarily speculative in nature and it is usually the case that one or more significant assumptions in projections do not materialize. Therefore, the projections should not be relied upon.

     Otay Ranch. On October 14, 1998, the Company and Leucadia formed Otay Land Company, LLC (the "Otay Land Company") to purchase 4,800 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master-planned community south of San Diego, California. Otay Land Company acquired this land for $19,500,000. The Company has contributed $11,825,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest; the Company is development manager of this project.

     The City of Chula Vista and the County of San Diego have approved a general development plan for the larger planning area. Although there is no minimum time within which implementation of the general development plan must be completed, it is expected that full development of the larger planning area will take decades. This general development plan establishes land use goals, objectives and policies within the larger planning area. Any development within the larger Otay Ranch master-planned community must be consistent with this general development plan. The general development plan for the larger planning area contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a proposed university site and a network of infrastructure, including roads and highways, a rail transportation system, park systems and schools. Actual development of any of these will require that further entitlements and approvals be obtained. Because the larger planning area will be developed by several independent developers in addition to the Company, developers working in the Otay Ranch planning area will need to coordinate their activities to develop their respective projects.

     Of the 4,800 acres owned by Otay Land Company, 1,400 acres are developable and 3,400 acres are zoned as various qualities of non-developable "open space mitigation land." The Company entered into an option to sell 85 acres of developable land for a sales price of $4,100,000. The Company has received a non-refundable payment of $500,000 for this option, which will be applied against the purchase price upon closing. This option, which was scheduled to expire in December 2000, is extendable for up to eighteen months for a non-refundable monthly fee of $60,000. The monthly extension fees will not reduce the purchase price. As of March 12, 2002, the Company received $960,000 of such fees. The non-refundable option fee and the monthly extension fees were used to pay for operating expenses and development costs of Otay Land Company. The Company will either develop or sell the remaining developable land; until such determination is made, the Company will not know the nature or extent of the entitlements or approvals that may be required.

     Under the general development plan, approximately 1.18 acres of open space mitigation land from within the Otay Ranch project must be set aside and conveyed to a preserve for each 1.0 acre of land that is developed. Some owners of development land have adequate or excess mitigation land, while other owners lack sufficient acreage of mitigation land to cover their inventory of development land. The Company currently has substantially more mitigation land than it would need to develop its property at this project. Based upon the general development plan conditions, the Company believes that a market for this land is likely to develop within the larger Otay Ranch development area as development progresses.

     The current schedule under the general development plan calls for conveyance of mitigation land from an identified initial area in which the Company holds a substantial amount of acreage. Some owners of development land do not have enough mitigation land in the area of initial conveyance to cover their land available for immediate development. Strict compliance with the conveyance schedule would create an immediate market for the Company's excess mitigation land within the area of initial conveyance. It is not clear whether the City of Chula Vista and the County of San Diego will strictly enforce the current conveyance schedule; there is also a petition pending to expand the area of initial conveyance to encompass more mitigation land from the Otay Ranch. Failure to strictly enforce the current conveyance schedule or an expansion of the initial conveyance area could have a material adverse impact on the current sale value of the Company's excess mitigation land.

     A market for the Company's excess open space mitigation land also exists among buyers of such land in the San Diego County region. It is unclear whether the County of San Diego would accept sales of Otay Ranch mitigation land to mitigate for development unrelated to Otay Ranch. Pending a resolution of this issue, the Company is not pursuing such sales.

     The Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of the property. The Company cannot predict when revenues will be derived from this project. As indicated above, the ultimate development of projects of this type is subject to significant governmental and environmental approval. Recently, the United States Fish & Wildlife Service proposed designating a portion of the Otay Ranch project already planned primarily for non-development/habitat preservation as a critical habitat for an endangered species. In addition, the project is within the area identified by a draft United States Fish & Wildlife Service recovery plan for this endangered species. Although the designation and plan are not final, there can be no assurance that if the designation and plan are adopted in this or another form, any such final designation or plan will not have a material adverse impact on the Company's ability to develop or sell the project.

Other Projects

     Paradise Valley. The Company owns a 10 acre site, zoned for public facilities, at the Paradise Valley project, a community located in Fairfield, California. This site was previously subject to a purchase option held by the local school district. In February 2001, they terminated their option to purchase the site. At December 31, 2001, the book value of this site was $1,067,000. The Company has applied for approval to rezone this site into twenty-four minimum 8,000 square foot lots and a 5 acre park. If approved, the Company believes it can sell the lots in 2002 and the park within two years at an aggregate price in excess of the book value.

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

Government Regulation

     The residential real estate development industry is subject to increasing environmental, building, zoning and real estate regulations that are imposed by various federal, state and local authorities. In developing a community, the Company must obtain the approval of numerous governmental agencies regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes. Regulations affect homebuilding by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential home buyers. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.

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

Employees

     At December 31, 2001, the Company and its consolidated subsidiaries had 20 full-time employees.

Relationship with Leucadia; Administrative Services Agreement

     Since emerging from bankruptcy in 1995, administrative services and, prior to November 2000, certain managerial support services, have been provided to HomeFed by a subsidiary of Leucadia. Leucadia funded HomeFed's bankruptcy plan by purchasing stock and debt of the Company. As of December 31, 2001, the Company owed $26,462,000 principal amount to Leucadia, which is payable on December 31, 2004 and bears interest at 6% per year. Leucadia has also contributed $10,000,000 as a preferred capital interest to Otay Land Company. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In 1999, Leucadia National Corporation completed the distribution of HomeFed Common Stock to shareholders of Leucadia. As a result, Joseph S. Steinberg, Chairman of the Board of HomeFed, and Ian M. Cumming, a director of HomeFed, together with their respective family members (excluding trusts for the benefit of Mr. Steinberg's children) beneficially own approximately 12.7% and 13.6%, respectively, of the Company's outstanding Common Stock. Mr. Steinberg is also President and a director of Leucadia National Corporation and Mr. Cumming is Chairman of the Board of Leucadia National Corporation. At March 12, 2002, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding trusts for the benefit of Mr. Steinberg's children) approximately 16.8% and 18.0%, respectively, of Leucadia National Corporation's outstanding common shares.

     Under the current administrative services agreement, Leucadia provides services to the Company on a month-to-month basis. Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company's Treasurer and Secretary, in addition to various administrative functions. Ms. Maki is an officer of subsidiaries of Leucadia National Corporation. The cost of services provided by Leucadia during 2001 aggregated $107,000.

     In March 2001, the Company entered into a $3,000,000 line of credit agreement with Leucadia. Loans outstanding under this line of credit bear interest at 10% per year; in 2001, the Company incurred and paid $24,000 in interest. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, unless earlier terminated by Leucadia not later than November 15 of any year, effective February 28 of the following year. As of March 12, 2002, no amounts were outstanding under this facility.

Item 2.  Properties.
------   ----------

     The Company owns approximately 10 acres at the Paradise Valley project and approximately 4,800 non-adjoining acres at the Company's Otay Ranch project, as described under Item 1 - "Business." Land held for development and sale has an aggregate book value of $23,890,000 at December 31, 2001.

     The Company's corporate headquarters are located at 1903 Wright Place, Suite 220, Carlsbad, California 92008 in part of an office building sub-leased from Leucadia for a monthly amount equal to its share of Leucadia's cost for such space and furnishings. The agreement pursuant to which the space and furnishings are provided extends through February 28, 2005 (coterminous with Leucadia's occupancy of the space) and provides for a monthly rental of $19,000 effective March 1, 2001, which increased to $20,000 effective March 1, 2002.

Item 3.  Legal Proceedings.
------   -----------------

     The Company is not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to the Company's consolidated financial position or results of operations.

Item 10. Executive Officers of the Registrant.
-------  ------------------------------------

     As of March 12, 2002, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:




Name                            Age            Position with HomeFed         Office Held Since
----                            ---            ---------------------         -----------------


Paul J. Borden                  53             President                           1998

Corinne A. Maki                 45             Secretary and Treasurer             1995

Curt R. Noland                  45             Vice President                      1998

R. Randy Goodson                36             Vice President                      2000

Simon G. Malk                   32             Vice President                      2000

Erin N. Ruhe                    36             Vice President and Controller       2000



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

     Curt R. Noland. Mr. Noland has served as Vice President of HomeFed since October 1998. He spent the last 22 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until joining HomeFed, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara Land Associates, LP, a 1,000 acre master-planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

     R. Randy Goodson. Mr. Goodson has served as Vice President of HomeFed since April 2000. Mr. Goodson has spent 16 years as a real estate consultant, developer and investor. Prior to joining HomeFed, he was a principal in a San Diego company involved in real estate development and consulting, which provided consulting services to San Elijo Hills and HomeFed. Mr. Goodson is a licensed California real estate broker and a member of the Urban Land Institute.

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

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters.
------   ----------------------------------------------------

     The following table sets forth certain information concerning the market price of the Company's Common Stock for each quarterly period within the two most recent fiscal years.

                                                            High        Low
                                                            ----        ---
Year ended December 31, 2000
        First Quarter                                      $ .875     $ .062
        Second Quarter                                       .720       .550
        Third Quarter                                        .730       .600
        Fourth Quarter                                       .875       .570

Year ended December 31, 2001
        First Quarter                                      $1.250     $ .790
        Second Quarter                                       .960       .750
        Third Quarter                                       1.000       .900
        Fourth Quarter                                       .940       .820

Year ending December 31, 2002
        First quarter (through March 12, 2002)             $ .940     $ .800


     The Company's Common Stock is traded in the over-the-counter market. The Company's Common Stock is not listed on any stock exchange, and price information for the Common Stock is not regularly quoted on any automated quotation system. The prices above are based on the high and low sales price per share, as published by the National Association of Securities Dealers OTC Bulletin Board Service. On March 12, 2002, the closing bid price for the Company's Common Stock was $.83 per share. As of this date, there were 8,094 stockholders of record. The Company did not declare dividends on its Common Stock during 2000 or 2001 and it does not anticipate that it will pay dividends for the foreseeable future.

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



                                                                               Year Ended December 31,
                                                          -------------------------------------------------------------------
                                                            2001            2000           1999          1998            1997
                                                          --------        -------        -------        -------         ------
                                                                      (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
  Fee income from San Elijo Hills                          $ 5,803        $ 3,508        $  --          $  --          $  --
  Sales of residential properties                             --            1,575          2,600          5,752          4,011
  Income from options on real estate properties                720             92             43           --             --
  Interest expense                                           2,646          2,510          2,404          2,828          2,997
  Loss from operations                                        (414)        (2,579)        (6,415)        (4,545)        (3,864)
  Net loss                                                  (1,377)        (3,409)        (7,282)        (4,481)        (3,577)
  Basic loss per common share                              $ (0.02)       $ (0.06)       $ (0.22)       $ (0.45)       $ (0.36)
                                                           =======        =======        =======        =======        =======
  Diluted loss per common share                            $ (0.02)       $ (0.06)       $ (0.22)       $ (0.45)       $ (0.36)
                                                           =======        =======        =======        =======        =======




                                                                               Year Ended December 31,
                                                          -------------------------------------------------------------------
                                                            2001            2000           1999          1998            1997
                                                          --------        -------        -------        -------         ------
                                                                      (In thousands, except per share amounts)


SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents                                $  1,454       $ 1,631        $ 2,795        $ 3,120        $ 4,195
  Land and real estate held for development and sale         23,890        22,979         23,707          5,008         10,408
  Total assets                                               25,804        24,818         27,528         19,415         16,213
  Notes payable to Leucadia Financial Corporation            22,508        21,474         20,552         19,736         26,085
  Stockholders' deficit                                     (11,623)      (10,421)        (7,107)        (8,205)       (10,739)
  Shares outstanding                                         56,808        56,808         56,558         10,000         10,000
  Book value per common share                              $  (0.20)      $ (0.18)       $ (0.13)       $ (0.82)       $ (1.07)



     Basic and diluted loss per share of Common Stock was calculated by dividing the net loss by the weighted average shares of Common Stock outstanding. The number of shares used to calculate basic and diluted loss per Common Share was 56,807,903, 56,762,061 and 32,577,357 for the years ending December 31, 2001,
2000 and 1999, respectively. The calculation of diluted loss per share does not include common stock equivalents of 359,841 and 25,372 for the years ending December 31, 2001 and 2000, respectively, which are antidilutive. The number of shares used to calculate book value per Common Share was 56,808,076, 56,807,826 and 56,557,826 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Liquidity and Capital Resources

     For the years ended December 31, 2001 and December 31, 2000, net cash was used for operating activities, principally to pay interest and general and administrative expenses. The Company's principal sources of funds are fee income earned from the San Elijo Hills project, proceeds from the sale of real estate, its $3,000,000 line of credit from Leucadia and dividends or borrowings from its subsidiaries.

     For each of the three years in the period ended December 31, 2001, the Company has reported a net loss and experienced a net decrease in cash and cash equivalents. The Company expects that its cash on hand, together with the sources described above, will be sufficient to meet its cash flow needs for the foreseeable future. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company could accelerate its subsidiaries' sale of real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to Leucadia to collateralize its $26,462,000 borrowing from Leucadia, it may be unable to obtain financing from sources other than Leucadia. Further, if the Company were to sell its real estate projects in order to meet its liquidity needs, it may have to do so at a time when the potential sales prices are not attractive or are not reflective of the values which the Company believes are inherent in the projects. Accordingly, while the Company believes it can generate sufficient liquidity to meet its obligations through sales of assets, any such sales could be at prices that would not maximize the Company's value to its shareholders.

     In March 2001, the Company entered into a $3,000,000 line of credit agreement with Leucadia. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, unless earlier terminated by Leucadia not later than November 15 of any year, effective February 28 of the following year. Loans outstanding under this line of credit bear interest at 10% per year. As of March 12, 2002, no amounts were outstanding under this facility.

     Under the Development Agreement, the Company is responsible for the overall management of the San Elijo Hills project, including arranging financing, coordinating marketing and sales activity, and acting as construction manager. The Development Agreement provides that the Company will receive certain fees in connection with the project. These fees consist of field overhead and management service fees (the "development management fees"). These fees are based on a fixed percentage, aggregating 5.72%, of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing services under the Development Agreement. The Company also receives co-op marketing and advertising fees that are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price and are recorded as revenue when the home is sold. For the year ended December 31, 2001, the Company received approximately $5,800,000 in fees under the Development Agreement, including approximately $1,000,000 in co-op marketing and advertising fees. The Development Agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner.

     The Development Agreement is terminable by either the project owner or the Company. In a termination, the Company would receive the accrued but unpaid portion of the development management fees and the success fee. The accrued development management fees will only include the fee for sales that have already closed escrow or that are in escrow for sale on the termination date and actually close pursuant to such escrow within 120 days after the termination date. The Development Agreement provides that the project owner will make a reasonable determination of the amount of the accrued success fee payable with respect to such sales that have closed on or before 120 days after the termination date based upon the project owner's reasonable estimates of the then existing net cash flow minus the amount of the Indebtedness as defined below.

     To determine "net cash flow" for purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project (which cannot exceed $23,959,000, the balance at December 31, 2001, including interest), or owed by the project's owner to Leucadia ($12,753,000 at December 31, 2001) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness (as of the date the Development Agreement was signed). The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of the Indebtedness. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the Development Agreement. There can be no assurance, however, that the Company will receive any success fee at all for this project. As of December 31, 2001, the Company has not recognized any success fee income as none would have been contractually earned.

     As shown below, at December 31, 2001, the Company's contractual cash obligations totaled $27,229,000. The Company's note payable is collateralized by a security interest in all assets of the borrower, whether now owned or hereafter acquired. No principal payments are due until its maturity on December 31, 2004. At December 31, 2001, the Company did not have any commercial commitments.



                                                                   Payments Due by Period (in thousands)
                                               ---------------------------------------------------------------------

                                                  Total
                                                 Amounts       Less Than 1                                   After 5
Contractual Obligations                         Committed         Year        1-3 Years      4-5 Years        Years
-----------------------                         ---------         ----        ---------      ---------        -----


Note payable                                    $ 26,462          $ --        $  26,462      $   --          $  --
Operating Lease                                      767            235             490           42            --
                                                --------          -----       ---------      -------         ------


Total Contractual Cash Obligations              $ 27,229          $ 235       $  26,952      $    42         $  --
                                                ========          =====       =========      =======         ======


     As of December 31, 2001, the Company owed $26,462,000 principal amount to Leucadia, which is payable on December 31, 2004 and bears interest at 6% per year (the "note payable"). This obligation is reflected in the consolidated balance sheet, net of debt discount, at $22,508,000 as of December 31, 2001. During the year ended December 31, 2001, the Company paid Leucadia $1,588,000 in interest on the note payable. In addition, Leucadia has invested $10,000,000 as a preferred capital interest in Otay Land Company, a consolidated subsidiary of the Company. Distributions of net income, if any, from Otay Land Company first will be paid to Leucadia until it has received an aggregate annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds will be distributed to the Company.

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

     As of December 31, 2001, the Company has net operating loss carryovers ("NOLs") of $254,542,000 available to reduce its future federal income tax liabilities and NOLs of $17,792,000 available to reduce its future state income tax liabilities. Most of these NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, once the Company's NOLs that are available to reduce federal alternative minimum taxable income are either used or expire, the Company will pay federal income tax at a rate of 20% during future periods, even if NOLs are available to reduce regular taxable income.

Results of Operations

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from those estimates.

     The Company's land and real estate held for development and sale is carried at the lower of cost or fair value less costs to sell. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process assumes the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. When management determines that the carrying value of specific real estate investments should be reduced to properly record these assets at fair value less costs to sell, this write-down is recorded as a charge to current period operations. The provisions are based on estimates and the ultimate loss may differ from those estimates.

     The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period.

Statement of Operations

     Fee income from San Elijo Hills increased in 2001 as compared to 2000 due to increased lot sales and less direct expense incurred by the project owner (which reduces the amount of development management fees), and increased co-op marketing and advertising fees relating to the sale of homes by builders.

     Sales of residential properties decreased in 2000 as compared to 1999. In 2000, the Company sold two clustered housing development sites at the Paradise Valley project, while in 1999, the Company sold 75 lots and one clustered housing development site at the Paradise Valley project.

     Income from options on real estate properties in 2001 and 2000 reflects non-refundable fees received to extend the closing date on 85 acres of developable land at the Otay Ranch project. The Company received and recognized $720,000 and $60,000 of such fees in 2001 and 2000, respectively. Income from options on real estate properties in 2000 and 1999 reflect extension fees relating to home site sales at the Paradise Valley project.

     Land and real estate held for development and sale is carried at the lower of cost or fair value less costs to sell. The provision for losses for the year ended December 31, 1999 reflected estimated additional costs to build the recreation center at the Paradise Valley project and estimates to reduce the carrying value of real estate investments to fair value. Actual cost of sales recorded during these periods reflects the level of sales activity, as well as provisions for losses.

     Interest expense for all years presented primarily reflects the annual interest due on the note payable to Leucadia of $1,588,000, which was paid by the Company. Interest expense also includes $1,034,000, $922,000, and $816,000 for 2001, 2000 and 1999, respectively, for amortization of debt discount related to the note payable. For 2001, interest expense also reflects $24,000 of interest due to Leucadia under the line of credit, which was paid by the Company.

     General and administrative expenses increased in 2001 as compared to the prior year primarily due to increased salaries expense. This increase principally reflects the employment of the Company's chief executive officer during the third quarter of 2000 and of another executive officer during the second quarter of 2000, as well as higher bonuses and salary increases. General and administrative expenses increased in 2000 as compared to 1999 due to increased operating activities in connection with the San Elijo Hills project and Otay Ranch project.

     Other income increased in 2001 as compared to 2000 primarily due to reimbursement for fees and improvements totaling $678,000 related to property that was previously sold, partially offset by reduced interest income.

     Income taxes for 2001 principally relates to the payment of federal and state minimum taxes. Income taxes for 2000 and 1999 principally relate to state franchise taxes. The Company has not recognized income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to recognize such tax benefits.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations after June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001, and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. SFAS 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues. The Company has reviewed the impact of the implementation of SFAS 142, 143 and 144, and does not expect them to have a material effect on the Company's financial position or results of operations.

Inflation

     The Company, as well as the real estate development and homebuilding industry in general, may be adversely affected by inflation, primarily because of either reduced rates of savings by consumers during periods of low inflation or higher land and construction costs during periods of high inflation. Low inflation could adversely affect consumer demand by limiting growth of savings for down payments, ultimately affecting demand for real estate and the Company's revenues. High inflation increases the Company's costs of labor and materials. The Company would attempt to pass through to its customers any increases in its costs through increased selling prices. To date, high or low rates of inflation have not had a material adverse effect on the Company's results of operations. However, there is no assurance that high or low rates of inflation will not have a material adverse impact on the Company's future results of operation.

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

     The information to be included under the caption "Nominees for Election as Directors" in HomeFed's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the 1934 Act in connection with the 2002 annual meeting of stockholders of HomeFed (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   ----------------------------------------------------------------

(a)(1)    Financial Statements.

          Report of Independent Accountants                                  F-1

          Consolidated Balance Sheets at December 31, 2001 and 2000          F-2

          Consolidated Statements of Operations for the years
          ended December 31, 2001, 2000 and 1999                             F-3

          Consolidated Statements of Changes in Stockholders' Deficit
          for the years ended December 31, 2001, 2000 and 1999               F-4

          Consolidated Statements of Cash Flows for the years
          ended December 31, 2001, 2000 and 1999                             F-5

          Notes to Consolidated Financial Statements                         F-6

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

10.12 Stock Purchase Agreement between the Company and Leucadia National Corporation, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated August 14,
          1998).

10.13 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of September 20, 1999, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit
          10.16 to the Company's Registration Statement on Form S-2 (No. 333-79901) (the "Registration Statement")).

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

10.21 Amendment No. 1 dated as of November 1, 2000 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K")).

10.22 Amendment No. 2 dated as of February 28, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.22 to the Company's 2000 10-K).

10.23 Line Letter dated as of March 1, 2001 from LFC to the Company (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).

10.24 Deferred Compensation Agreement, dated as of March 6, 2000, between the Company and Joseph S. Steinberg (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000).

10.25 Amendment No. 1 dated as of March 1, 2002 to the Line Letter dated as of March 1, 2001 from LFC to the Company.

10.26 Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000.

21        Subsidiaries of the Company.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOMEFED CORPORATION


Date: March 25, 2002                    By /s/ Erin N. Ruhe
                                        -----------------------------------
                                               Erin N. Ruhe
                                               Vice President and Controller

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 25, 2002                   By /s/ Joseph S. Steinberg
                                        -----------------------------------
                                               Joseph S. Steinberg, Chairman
                                               of the Board and Director

Date:  March 25, 2002                   By /s/ Paul J. Borden
                                        -----------------------------------
                                               Paul J. Borden, President
                                               and Director
                                               (Principal Executive Officer)


Date:  March 25, 2002                   By /s/ Erin N. Ruhe
                                        -----------------------------------
                                               Erin N. Ruhe
                                               Vice President and Controller
                                               (Principal Financial and
                                               Accounting Officer)


Date:  March 25, 2002                   By /s/ Patrick D. Bienvenue
                                        -----------------------------------
                                               Patrick D. Bienvenue, Director


Date:  March 25, 2002                   By /s/ Timothy Considine
                                        -----------------------------------
                                               Timothy Considine, Director


Date:  March 25, 2002                   By /s/ Ian M. Cumming
                                        -----------------------------------
                                               Ian M. Cumming, Director


Date:  March 25, 2002                   By /s/ Michael A. Lobatz
                                        -----------------------------------
                                               Michael A. Lobatz, Director

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

10.12 Stock Purchase Agreement between the Company and Leucadia National Corporation, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated August 14,
          1998).

10.13 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of September 20, 1999, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit
          10.16 to the Company's Registration Statement on Form S-2 (No. 333-79901) (the "Registration Statement")).

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

10.21 Amendment No. 1 dated as of November 1, 2000 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K")).

10.22 Amendment No. 2 dated as of February 28, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.22 to the Company's 2000 10-K).

10.23 Line Letter dated as of March 1, 2001 from LFC to the Company (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).

10.24 Deferred Compensation Agreement, dated as of March 6, 2000, between the Company and Joseph S. Steinberg (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000).

10.25 Amendment No. 1 dated as of March 1, 2002 to the Line Letter dated as of March 1, 2001 from LFC to the Company.

10.26 Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000.

21        Subsidiaries of the Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of HomeFed Corporation:


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' deficit and cash flows, present fairly, in all material respects, the financial position of HomeFed Corporation and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the results of their operations, changes in stockholders' deficit and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
New York, New York
March 13, 2002

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2001 and 2000
(Dollars in thousands, except par value)




                                                                                         2001          2000
                                                                                         ----          ----

ASSETS
------

Land and real estate held for development and sale                                    $  23,890    $  22,979
Cash and cash equivalents                                                                 1,454        1,631
Deposits and other assets                                                                   460          208
                                                                                      ---------    ---------

TOTAL                                                                                 $  25,804    $  24,818
                                                                                      =========    =========

LIABILITIES
-----------
Note payable to Leucadia Financial Corporation                                        $  22,508    $  21,474
Recreation center liability                                                                --             41
Accounts payable and accrued liabilities                                                  1,711        1,516
                                                                                      ---------    ---------

      Total liabilities                                                                  24,219       23,031
                                                                                      ---------    ---------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                                        13,208       12,208
-----------------                                                                     ---------    ---------


STOCKHOLDERS' DEFICIT
---------------------
Common stock, $.01 par value, 100,000,000 shares authorized;
  56,808,076 and 56,807,826 shares outstanding                                              568          568
Additional paid-in capital                                                              355,377      355,277
Deferred compensation pursuant to stock incentive plans                                    (276)        (351)
Accumulated deficit                                                                    (367,292)    (365,915)
                                                                                      ---------    ---------

      Total stockholders' deficit                                                       (11,623)     (10,421)
                                                                                      ---------    ---------

TOTAL                                                                                 $  25,804    $  24,818
                                                                                      =========    =========













              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2001, 2000 and 1999
(In thousands, except per share amounts)




                                                                             2001            2000            1999
                                                                             ----            ----            ----

REVENUES
--------
Fee income from San Elijo Hills                                            $ 5,803         $ 3,508         $   --
Sales of residential properties                                                --            1,575           2,600
Income from options on real estate properties                                  720              92              43
                                                                           -------         -------         -------
                                                                             6,523           5,175           2,643
                                                                           -------         -------         -------
EXPENSES
--------
Cost of sales                                                                  --            1,544           2,636
Provision for losses on real estate investments                                --             --               365
Interest expense relating to Leucadia Financial Corporation                  2,646           2,510           2,404
General and administrative expenses                                          4,184           3,445           3,357
Administrative services fees to Leucadia Financial Corporation                 107             255             296
                                                                           -------         -------         -------
                                                                             6,937           7,754           9,058
                                                                           -------         -------         -------

Loss from operations                                                          (414)         (2,579)         (6,415)

Equity in losses from Otay Land Company, LLC                                   --              --             (779)
Other income, net                                                              704             162             216
                                                                           -------         -------         -------

Income (loss) before income taxes and minority interest                        290          (2,417)         (6,978)
Income tax (provision) benefit                                                (667)              8             (24)
                                                                           -------         -------         -------

Loss before minority interest                                                 (377)         (2,409)         (7,002)
Minority interest                                                           (1,000)         (1,000)           (280)
                                                                           -------         -------         -------

Net loss                                                                   $(1,377)        $(3,409)        $(7,282)
                                                                           =======         =======         =======

Basic loss per common share                                                $ (0.02)        $ (0.06)        $ (0.22)
                                                                           =======         =======         =======

Diluted loss per common share                                              $ (0.02)        $ (0.06)        $ (0.22)
                                                                           =======         =======         =======










              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended December 31, 2001, 2000 and 1999
(Dollars in thousands, except par value)



                                                                                       Deferred
                                                       Common                         Compensation
                                                       Stock         Additional       Pursuant to                       Total
                                                      $.01 Par         Paid-in       Stock Incentive    Accumulated   Stockholders'
                                                       Value           Capital           Plans           Deficit       Deficit
                                                       -----           -------           -----           -------       -------


Balance, January 1, 1999                               $100           $346,919                          $(355,224)     $(8,205)

 Issuance of  46,557,826  shares of
  Common  Stock                                         466              7,914                                           8,380
 Net loss                                                                                                  (7,282)      (7,282)
                                                       ----           --------           -----          ---------     --------

Balance, December 31, 1999                              566            354,833                           (362,506)      (7,107)

 Issuance of 250,000 shares of
  Common Stock related to restricted
  stock grants                                            2                186           $(188)                            --
 Amortization of restricted stock grants                                                    51                              51
 Grant of 25,000 stock options                                              18             (18)                            --
 Grant of 1,000,000 stock options                                          240            (240)                            --
 Amortization related to stock options                                                      44                              44
 Net loss                                                                                                  (3,409)      (3,409)
                                                       ----           --------           -----          ---------     --------

Balance, December 31, 2000                              568            355,277            (351)          (365,915)     (10,421)

 Amortization of restricted stock grants                                                    63                              63
 Amortization related to stock options                                                     112                             112
 Change in value of 1,000,000 stock options                                100            (100)                            --
 Net loss                                                                                                  (1,377)      (1,377)
                                                       ----           --------           -----          ---------     --------

Balance, December 31, 2001                             $568           $355,377           $(276)         $(367,292)    $(11,623)
                                                       ====           ========           =====          =========     ========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999
(In thousands)



                                                                         2001              2000              1999
                                                                         ----              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(1,377)          $(3,409)          $(7,282)
Adjustments to reconcile net loss to net cash used for
 operating activities:
  Provision for losses on real estate investments                          --                 --               365
  Minority interest                                                      1,000             1,000               280
  Amortization of deferred compensation pursuant to
   stock incentive plans                                                   175                95                --
  Amortization of debt discount on note payable to
   Leucadia Financial Corporation                                        1,034               922               816
  Equity in losses from Otay Land Company, LLC                             --                 --               779
  Changes in operating assets and liabilities:
      Land and real estate held for development and sale                  (911)              728             1,912
      Deposits and other assets                                           (252)              (50)                6
      Recreation center liability                                          (41)             (929)               95
      Accounts payable and accrued liabilities                             195              (389)            1,546
  Increase in restricted cash                                              --                868               259
                                                                       -------           -------           -------

      Net cash used for operating activities                              (177)           (1,164)           (1,224)
                                                                       -------           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to Otay Land Company, LLC                                    --                --               (850)
Increase in other investments                                              --                --                 79
                                                                       -------           -------           -------

      Net cash used for investing activities                               --                --               (771)
                                                                       -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from the sale of Common Stock                            --                --              1,670
Borrowings under credit agreement with Leucadia Financial
 Corporation                                                               900               --                --
Payments related to credit agreement with Leucadia Financial
 Corporation                                                              (900)              --                --
                                                                       -------           -------           -------
      Net cash provided by financing activities                            --                --              1,670
                                                                       -------           -------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (177)           (1,164)             (325)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,631             2,795             3,120
                                                                       -------           -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 1,454           $ 1,631           $ 2,795
                                                                       =======           =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                 $ 1,612           $ 1,588           $ 1,588
                                                                       =======           =======           =======

Cash paid (refunded) for income taxes                                  $   668           $   (16)          $    44
                                                                       =======           =======           =======





              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the "Company"), Otay Land Company, LLC ("Otay Land Company") and the Company's wholly-owned subsidiaries, HomeFed Communities, Inc. ("HomeFed Communities") and HomeFed Resources Corporation. The Company is engaged, directly and through its subsidiaries, in the investment in and development of residential real estate properties in California. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Critical Accounting Policies and Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from those estimates.

     Revenue Recognition - Fee income for field overhead and management services provided, and success fee income, are recognized when contractually earned. The Company has not recognized any success fee income as none would have been contractually earned. The Company receives co-op marketing and advertising fees that are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price, and are recorded as revenue when the home is sold. Revenue from the sale of real estate is recognized at the time title is conveyed to the buyer at the close of escrow, minimum down payment requirements are met, the terms of any notes received satisfy continuing payment requirements, and there are no requirements for continuing involvement with the properties. When it is determined that the earning process is not complete, income is deferred using the installment, cost recovery or percentage of completion methods of accounting, as appropriate.

     Provisions for Losses on Real Estate Investments - Management periodically assesses the recoverability of its real estate investments by comparing the carrying amount of the investments with their fair value less costs to sell. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process assumes the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. When management determines that the carrying value of specific real estate investments should be reduced to properly record these assets at fair value less costs to sell, this write-down is recorded as a charge to current period operations. The provisions are based on estimates and the ultimate loss may differ from those estimates.

     Capitalization of Interest and Real Estate Taxes - Interest and real estate taxes attributable to land and property construction are capitalized and added to the cost of those properties while the properties are being actively developed.

     Income Taxes - The Company records a valuation allowance to reduce its deferred taxes to the amount that is more likely than not to be realized. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment would increase income in such period.

     Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations after June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001, and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. SFAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. SFAS 144 requires that one accounting model be used for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions and resolves implementation issues. The Company has reviewed the impact of the implementation of SFAS 142, 143 and 144, and does not expect them to have a material effect on the Company's financial position or results of operations.

2.   LAND AND REAL ESTATE HELD FOR DEVELOPMENT AND SALE

     A summary of land and real estate held for development and sale by project follows:

                                                   December 31,
                                            -------------------------
                                              2001               2000
                                              ----               ----

        Paradise Valley                    $ 1,067,000     $ 1,060,000

        Otay Ranch                          22,823,000      21,919,000
                                            ----------      ----------

                  Total                    $23,890,000     $22,979,000
                                           ===========     ===========


     No interest was capitalized in land and real estate held for development and sale during 2001 and 2000. All land and real estate held for development and sale is property in California and is pledged as collateral under the Company's debt agreement.

     The Company expects that its cash on hand and cash generated from operations will be sufficient to meet its cash flow needs for the foreseeable future. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company could seek to accelerate its subsidiaries' sale of real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to Leucadia to collateralize its $26,462,000 borrowing from Leucadia, it may be unable to obtain financing from sources other than Leucadia.

3.   INDEBTEDNESS

     As of August 14, 1998, the Company and Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), entered into an Amended and Restated Loan Agreement pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the Company's outstanding 12% Secured Convertible Note due 2003 ("Convertible Note") held by LFC. The restructured note dated August 14, 1998 (the "Restructured Note") has a principal amount of $26,462,000 (reflecting the original $20,000,000 principal balance of the Convertible Note, together with additions to principal resulting from accrued and unpaid interest thereon to the date of the restructuring, as allowed under the terms of the Convertible Note), extends the maturity date from July 3, 2003 to December 31, 2004, reduces the interest rate from 12% to 6% and eliminates the convertibility feature of the Convertible Note. The Restructured Note is collateralized by a security interest in all assets of the borrower, whether now owned or hereafter acquired. No principal payments are due under the Restructured Note until its maturity date.

     As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximate $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note was reflected as additional paid-in capital. This difference will be amortized as interest expense over the term of the Restructured Note using the interest method. Approximately $1,034,000, $922,000 and $816,000 was amortized to interest expense during 2001, 2000 and 1999, respectively. Additional interest of $1,588,000 was expensed and paid during each of the years in the three year period ended December 31, 2001.

     In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, unless earlier terminated by Leucadia not later than November 15 of any year, effective February 28 of the following year. At December 31, 2001, no amounts were outstanding under this facility. Interest on the line of credit of approximately $24,000 was expensed and paid during the year ended December 31, 2001.

4.   STOCK INCENTIVE PLANS

     Under the Company's 1999 Stock Incentive Plan (the "Plan"), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 300,000 shares to any individual in a given taxable year. The maximum number of Common Shares which may be acquired through the exercise of options or rights under the Plan cannot exceed, in the aggregate, 750,000; the maximum number of Common Shares that may be awarded as restricted stock cannot exceed, in the aggregate, 250,000. The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant. Options generally become exercisable in five equal instalments starting one year from the date of grant. No stock appreciation rights have been granted. During 2000, 250,000 shares of restricted Common Stock were issued to eligible participants, subject to certain forfeiture provisions. In connection with this issuance of restricted stock, the Company recorded deferred compensation of $188,000 representing the value of stock on the date of issuance based upon market price. This amount will be amortized over the three year vesting period of the restricted stock at which time all remaining forfeiture provisions will end. In addition, during 2000, options to purchase an aggregate of 25,000 shares of Common Stock were granted to non-employees at an exercise price of $.75 per share (market price). In connection with this issuance, the Company recorded deferred compensation of $18,000 based upon the estimated fair value of these options at the time of grant, using the modified Black Scholes model. This amount will be amortized over the five year vesting period of the options.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies ABP Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations related to employees and directors under its stock compensation plans. Had compensation cost for the Company's fixed stock options been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net loss and loss per share would not have been materially different from that reported in 2001 and 2000.

     A summary of activity with respect to the Company's stock options for employees and directors for 2001 and 2000 is as follows:



                                                       Common         Weighted                              Available
                                                       Shares         Average             Options           for Future
                                                     Subject to       Exercise          Exercisable          Option
                                                       Option          Price            at Year-End          Grants
                                                       ------          -----            -----------          ------


Balance at January 1, 2000                                   0         $0.00                   0            725,000
                                                                                          ======            =======
     Granted                                           161,000         $0.75
                                                       -------

Balance at December 31, 2000                           161,000         $0.75                   0            564,000
                                                                                          ======            =======
     Granted                                             6,000         $0.93
     Exercised                                            (250)        $0.70
                                                       -------

Balance at December 31, 2001                           166,750         $0.75              32,250            558,000
                                                       =======                            ======            =======



     The weighted-average fair value of the options granted was $.73 per share for 2001 and 2000 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 117.7% for 2001 and 172.1% for 2000; (2) risk-free interest rate of 4.84% for 2001 and 6.61% for 2000; (3) expected lives of 4.0 years for 2001 and 5.9 years for 2000; and (4) dividend yield of 0% for 2001 and 2000.

     The following table summarizes information about fixed stock options outstanding at December 31, 2001.




                                              Options Outstanding                       Options Exercisable
                           ----------------------------------------------------     ---------------------------
                             Common              Weighted            Weighted         Common           Weighted
                             Shares              Average             Average          Shares            Average
Range of                   Subject to            Remaining           Exercise       Subject to        Exercise
Exercise Prices              Option          Contractual Life         Price           Option            Price
---------------              ------          ----------------         -----           ------            -----

 $0.70 - $0.93               166,750           4.2 years              $0.75            32,250           $0.75


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

5.   OTHER INCOME, NET

     Other income, net for each of the three years in the period ended December 31, 2001 consists of the following (in thousands):



                                                          2001         2000        1999
                                                          ----         ----        ----

Interest income                                           $ 21         $114        $216
Reimbursement for fees and improvements
 for previously sold property                              678          --          --
Other                                                        5           48         --
                                                          ----         ----        ----
                                                          $704         $162        $216
                                                          ====         ====        ====


6.   INCOME TAXES

     Income taxes for 2001 principally relates to the payment of federal and state minimum taxes. The amount of minimum taxes in 2001 primarily reflects the recognition of success fee income for tax purposes that is not recognized as income for accounting purposes. Income taxes for 2000 and 1999 principally relate to state franchise taxes. The Company has not recognized any tax benefit from its operating losses in all years presented.

     The Company and its wholly-owned subsidiaries have net operating loss carryforwards ("NOLs") available for federal income tax purposes of $254,542,000 as of December 31, 2001. These carryforwards were generated during 1987 to 1999 and expire in 2002 to 2019. For state income tax purposes, available NOLs as of December 31, 2001 total $17,792,000 and expire in 2002 to 2014. Most of these NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, once the Company's NOLs that are available to reduce federal alternative minimum taxable income are either used or expire, the Company will pay federal income tax at a rate of 20% during future periods, even if these NOLs are available to reduce regular taxable income.

     At December 31, the net deferred tax asset consisted of the following:

                                                   2001               2000
                                                   ----               ----

       NOL carryforwards                      $ 90,591,000       $  99,685,000
       Land basis                                  911,000             911,000
       Other                                     6,599,000              30,000
                                                 ---------        ------------
                                                98,101,000         100,626,000
       Valuation allowance                     (98,101,000)       (100,626,000)
                                               -----------        ------------
                                              $          0       $           0
                                              ============       =============

     For all years presented, the valuation allowance has been provided on the total amount of the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset.

7.   PROVISION FOR LOSSES ON REAL ESTATE INVESTMENTS

     For the year ended December 31, 1999, the Company recorded a loss of $365,000 due to the increase in estimated costs to build the recreation center at the Paradise Valley project and for the revaluation of residential properties. The loss was determined by comparing the carrying value of the investment to its fair value less costs to sell based on offers the Company had received and sales of comparable real estate.

8.   EARNINGS PER SHARE

     Basic and diluted loss per share of Common Stock was calculated by dividing the net loss by the weighted average shares of Common Stock outstanding. The number of shares used to calculate basic and diluted loss per Common Share was 56,807,903, 56,762,061 and 32,577,357 for 2001, 2000 and 1999, respectively.
Options to purchase 359,841 and 25,372 weighted average shares of common stock outstanding during 2001 and 2000, respectively, were not included in the computation of diluted loss per share as those options were antidilutive.

     9. COMMITMENTS AND CONTINGENCIES

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

     The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation will have no material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

10.  OTHER RELATED PARTY TRANSACTIONS

     The Company has entered into the following related party transactions with Leucadia and LFC.

     (a) Development Agreement. As of August 14, 1998, the Company entered into a Development Management Agreement ("Development Agreement") with an indirect subsidiary of Leucadia that owns certain real property located in the City of San Marcos, County of San Diego, California, to develop a master-planned residential project on such property. The project, known as San Elijo Hills, is expected to be developed into a community of approximately 3,400 homes during the course of the decade. The Development Agreement provides that the Company will act as the development manager with responsibility for the overall management of the project, including arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The Development Agreement provides for the Company to receive a profit participation (as determined in accordance with the Development Agreement), and fee income for field overhead, project management and marketing services based on the revenues derived from the project. In 2001 and 2000, the Company recorded $5,803,000 and $3,508,000, respectively, in fee income under the Development Agreement, of which $1,029,000 and $44,000 was for co-op marketing and advertising fees from builders in 2001 and 2000, respectively.

     (b) Otay Land Company, LLC. As of October 14, 1998, the Company and Leucadia formed Otay Land Company. The Company has contributed $11,825,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest. The Company is the manager of Otay Land Company. Otay Land Company has acquired, for approximately $19,500,000, approximately 4,800 acres of land, which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch.

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

     (c) Administrative Services Agreement. Pursuant to administrative services agreements, LFC provides administrative services to the Company on a month-to-month basis, including providing the services of one of the Company's executive officers. Administrative fees paid to LFC in 2001, 2000 and 1999 were $107,000, $255,000 and $296,000, respectively.

     (d) The Company's corporate office is in part of an office building subleased from Leucadia for a monthly amount equal to its share of Leucadia's cost for such space and furniture. The agreement pursuant to which the space and furnishings are provided extends through February 28, 2005 (coterminous with Leucadia's occupancy of the space) and provides for a monthly rental of $19,000 effective March 1, 2001, which increased to $20,000 effective March 1, 2002. In connection with these rentals, the Company paid Leucadia $246,000 in 2001 and $219,000 in 2000.

     (e) In March 2001, the Company entered into a $3,000,000 line of credit agreement with Leucadia. Loans outstanding under this line of credit bear interest at 10% per year. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, unless earlier terminated by Leucadia not later than November 15 of any year, effective February 28 of the following year. At December 31, 2001, no amounts were outstanding under this facility. Interest incurred and paid on the line of credit was approximately $24,000 for the year ended December 31, 2001.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's material financial instruments include cash and cash equivalents, and notes payable. In all cases, the carrying amounts of such financial instruments approximate their fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques.

12.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)



                                                    First              Second            Third          Fourth
                                                    Quarter           Quarter           Quarter        Quarter
                                                    -------           -------           -------        -------
                                                           (In thousands, except per share amounts)

2001:
Fee income from San Elijo Hills                    $    168            $ 1,601           $ 1,974        $ 2,060
                                                   ========            =======           =======        =======
Income from options on real estate
  properties                                       $    180            $   180           $   180        $   180
                                                   ========            =======           =======        =======
Income (loss) from operations                      $ (1,316)           $   129           $   514        $   259
                                                   ========            =======           =======        =======
Net income (loss)                                  $ (1,564)           $  (113)          $    11        $   289
                                                   ========            =======           =======        =======
Basic income (loss) per common share               $  (0.03)           $ (0.00)          $  0.00        $  0.01
                                                   ========            =======           =======        =======
Diluted income (loss) per common share             $  (0.03)           $ (0.00)          $  0.00        $  0.01
                                                   ========            =======           =======        =======

2000:
Fee income from San Elijo Hills                    $    878           $    260           $   944        $ 1,426
                                                   ========           ========           =======        =======
Sales of residential properties                    $    --            $  1,575           $   --         $   --
                                                   ========           ========           =======        =======
Income from options on real estate
 properties                                        $     32           $    --            $   --         $    60
                                                   ========           ========           =======        =======
Income (loss) from operations                      $   (659)          $ (1,272)          $  (901)       $   253
                                                   ========           ========           =======        =======
Net income (loss)                                  $   (875)          $ (1,450)          $(1,100)       $    16
                                                   ========           ========           =======        =======
Basic income (loss) per common share               $  (0.02)          $  (0.03)          $ (0.02)       $  0.00
                                                   ========           ========           =======        =======
Diluted income (loss) per common share             $  (0.02)          $  (0.03)          $ (0.02)       $  0.00
                                                   ========           ========           =======        =======


     In 2000, the total of quarterly per share amounts does not necessarily equal the annual per share amount.