Form 10-K/A
period 2001-12-31
HOMEFED CORP
filed 2002-04-30
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A
                                   -----------
                                 Amendment No. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2001
                                       or
[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ___________
                         Commission file number: 1-10153

                               HOMEFED CORPORATION
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                  33-0304982
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                                1903 Wright Place
                                    Suite 220
                           Carlsbad, California 92008
                                 (760) 918-8200
                        ---------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on the last reported closing sale price of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of April 2, 2002, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $35,613,758 on that date.

As of April 2, 2002, there were 56,808,076 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                EXPLANATORY NOTE

         This Report on Form 10-K/A adds Part III to the Annual Report on Form 10-K of HomeFed Corporation (the "Company") for the fiscal year ended December 31, 2001.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

         As of April 2, 2002, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:



 Name                                    Age       Position with HomeFed                   Office Held Since
-----                                    ---       ---------------------                   -----------------

Paul J. Borden                            53       Director and President                  Director and
                                                                                           President since May
                                                                                           1998

Corinne A. Maki                           45       Secretary and Treasurer                 Secretary since
                                                                                           February 1998;
                                                                                           Treasurer since
                                                                                           February 1995

Curt R. Noland                            45       Vice President                          October 1998

R. Randy Goodson                          36       Vice President                          April 2000

Simon G. Malk                             32       Vice President                          April 2000

Erin N. Ruhe                              36       Vice President and Controller           Vice President since
                                                                                           April 2000;
                                                                                           Controller since
                                                                                           January 1999

Patrick D. Bienvenue                      47       Director                                August 1998

Timothy M. Considine                      61       Director                                January 1992

Ian M. Cumming                            61       Director                                May 1999

Michael A. Lobatz                         53       Director                                February 1995

Joseph S. Steinberg                       58       Chairman of the Board and Director      Chairman of the
                                                                                           Board since December
                                                                                           1999; Director since
                                                                                           August 1998


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

         Timothy M. Considine. Mr. Considine has served as a director of the Company since January 1992, serving as Chairman of the Board from 1992 to December 1999, and has been a partner of Considine and Considine, an accounting firm in San Diego, California, since 1969.

         Ian M. Cumming. Mr. Cumming has served as a director of the Company since May 1999 and has been a director and Chairman of the Board of Leucadia since June 1978. In addition, he has served as a director of Allcity Insurance Company ("Allcity"), a property and casualty insurer, since February 1988 and MK Gold Company ("MK Gold"), an international mining company, since June 1995. Both Allcity and MK Gold are subsidiaries of Leucadia. Mr. Cumming has served as Chairman of the Board of The FINOVA Group Inc., ("FINOVA") a middle market lender in which Leucadia has an indirect 25% equity interest, since August 2001. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986 and a director of Carmike Cinemas, Inc., a publicly held motion picture exhibitor in the United States, in which Leucadia has an approximate 11% interest, since January 2002.

         Michael A. Lobatz. Dr. Lobatz has served as a director of the Company since February 1995 and has been a practicing physician in San Diego, California since 1981.

         Joseph S. Steinberg. Mr. Steinberg has served as a director of the Company since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978. In addition, he has served as a director of Allcity since February 1988, as a director of MK Gold since June 1995, as a director since June 1988 of Jordan Industries Inc., a public company that owns and manages manufacturing companies, of which approximately 10% of the common stock that is beneficially owned by Leucadia, as a director of FINOVA since August 2001 and as a director of White Mountains Insurance Group, Ltd., a publicly traded insurance holding company in which Leucadia has a less than 5% equity interest, since June 2001.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 2001, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.


Item 11.  Executive Compensation.
-------   ----------------------

                           Summary Compensation Table

         Set forth below is certain information with respect to the cash compensation paid by the Company for services in all capacities to the Company and its subsidiaries during the years ended 2001, 2000 and 1999 to (i) the Company's President and Chief Executive Officer, Paul J. Borden, and (ii) the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during these periods.



                                     Annual Compensation                     Long-Term Compensation
                           ----------------------------------------       ---------------------------

                                                                            Restricted
Name and Principal                                                            Stock           Options       All Other
   Positions(s)            Year          Salary              Bonus           Awards       (# of Shares)   Compensation
------------------         ----          ------              -----         -----------    -------------   ------------


Paul J. Borden,            2001          $222,000 (1)      $330,265         $   --             1,000        $6,800 (4)
President                  2000            37,151 (1)       344,027           7,500 (3)       51,000           --
                           1999             --    (1)         --                --              --             --

Curt R. Noland,            2001          $108,159          $ 78,245         $   --              --          $6,800 (4)
Vice President             2000           105,024           103,150          18,750 (3)       25,000           --
                           1999           100,000           103,000             --              --             --

Erin N. Ruhe,              2001          $ 75,009          $ 62,250         $   --              --          $5,490 (4)
Vice President and         2000            65,016            61,950          18,750 (3)       25,000           --
Controller                 1999            60,000            51,800             --              --             --

R. Randy Goodson,          2001          $180,000          $ 80,400         $   --              --          $  --
Vice President             2000           131,558 (2)         4,050          12,188 (3)      666,250           --
                           1999             --                 --               --              --             --

Simon G. Malk,             2001          $ 90,000          $ 77,700         $   --              --          $3,708 (4)
Vice President             2000            65,783 (2)         2,025           6,563 (3)      358,750           --
                           1999             --                 --               --              --             --

-------

(1) Through October 22, 2000, Mr. Borden was a Vice President of Leucadia and received compensation only from Leucadia. Pursuant to the Administrative Services Agreement between Leucadia Financial and the Company, $200,000 and $240,000 of the fees paid by the Company to Leucadia for services rendered in 2000 and 1999, respectively are attributable to Mr. Borden's services. These amounts are not reflected in the foregoing table. See "Certain Relationships and Related Transactions" in this Report for a description of the administrative services agreement. Included for each of 2001 and 2000 are $12,000 in directors fees Mr. Borden received from the Company.

(2) Represents salary paid by the Company from April 1, 2000, the date Mr. Goodson and Mr. Malk became employees of the Company. This amount does not include amounts paid by the Company to a consulting firm, of which Mr. Goodson and Mr. Malk were principals, that provided consulting services to the Company prior to Mr. Goodson's and Mr. Malk's employment by the Company.

(3) Represents restricted stock, at fair market value of $.75 per share as of the date granted under the Company's 1999 Stock Incentive Plan.

(4) Represents the contribution made by the Company to a defined contribution 401(k) plan on behalf of the named person.

                              Option Grants in 2001

         The following table shows all grants of options to the named executive officers of the Company in 2001.



                                                                                  Potential Realizable Value
                                                                                  At Assumed Annual Rates of
                                                                                   Stock Price Appreciation
                                      Individual Grants                                for Option Term (2)
                         -----------------------------------------------------    -----------------------------


                          Securities     % of Total
                          Underlying       Options
                            Options      Granted to    Exercise
                            Granted     Employees in     Price      Expiration
Name                     (# of shares)      2001       ($/share)       Date            5%($)      10%($)
----                     -------------      ----       ---------       ----            -----     ------


Paul J. Borden               1,000 (1)     100.0%         $.93       7/10/06           $300       $600


----------

(1) The options were granted pursuant to the Company's 1999 Stock Incentive Plan to all directors of the Company at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. The grant date of the options is July 10, 2001. These options become exercisable at the rate of 25% per year commencing one year after the date of grant.

(2) The potential realizable values represent future opportunity and have not been reduced to reflect the time value of money. The amounts shown under these columns are the result of calculations at the 5% and 10% rates required by the Securities and Exchange Commission, and are not intended to forecast future appreciation of the shares of Common Stock and are not necessarily indicative of the values that may be realized by the named executive officer.

                     Aggregate Option Exercises in 2001 and
                         Option Values at Year End 2001


         The following table provides information as to options exercised by each of the named executives in 2001 and the value of options held by such executives at year end measured in terms of the last reported sale price for the Common Shares on December 31, 2001, $.95.




                                                                                             Value of
                                                                Number of Unexercised       Unxercised
                                                                      Options at        In-the-Money Options
                                                                  December 31, 2001     at December 31, 2001
                                                                  -----------------     --------------------
                           Number of shares
                              Underlying                              Exercisable/           Exercisable/
Name                       Options Exercised    Value Realized        Unexercisable          Unexercisable
----                       -----------------    -------------         -------------          -------------


Paul J. Borden                   --                  --               10,250/41,750         $2,063/$8,208
Curt R. Noland                   --                  --                5,000/20,000         $1,000/$4,000
Erin N. Ruhe                     --                  --                5,000/20,000         $1,000/$4,000
R. Randy Goodson                 --                  --               3,250/663,000         $650/$223,600
Simon G. Malk                    --                  --               1,750/357,000         $350/$120,400




                            Compensation of Directors

         In 2001, each Director of the Company received a retainer of $12,000 for serving on the Board of Directors. In addition, under the terms of the Company's 1999 Stock Incentive Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders of the Company is held each year. The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

         Set forth below is certain information as of April 2, 2002 with respect to the beneficial ownership of Common Stock by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock (the Company's only class of voting securities), (ii) each Director, (iii) the current executive officers named in the Summary Compensation Table under "Executive Compensation," (iv) the Steinberg Children Trusts and private charitable foundations established by Mr. Cumming and Mr. Steinberg and (v) all executive officers and Directors of the Company as a group.


                                                                             Number of Shares
Name and Address                                                              and Nature of          Percent
of Beneficial Owner                                                        Beneficial Ownership     of Class
-------------------                                                        --------------------     ---------


Patrick D. Bienvenue...............................................             10,250  (a)            *
Paul J. Borden.....................................................             36,033  (b)            *
Timothy M. Considine...............................................             15,109  (c)            *
Ian M. Cumming.....................................................          7,731,864  (d)(e)         13.6%
R. Randy Goodson...................................................            137,750  (f)              .2%
Michael A. Lobatz..................................................             10,250  (a)            *
Simon G. Malk......................................................            224,094  (g)              .4%
Curt R. Noland.....................................................             35,000  (h)            *
Erin N. Ruhe.......................................................             35,000  (h)            *
Joseph S. Steinberg................................................          7,197,630  (e)(i)         12.7%
The Steinberg Children Trusts......................................            893,258  (j)             1.6%
Cumming Foundation.................................................             73,297  (k)              .1%
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust.........................................             23,815  (l)            *
All Directors and executive officers
   as a group (11 persons).........................................          15,451,980 (m)            27.2%



-------------------
* Less than .1%.

(a) Includes 250 common shares that may be acquired upon the exercise of currently exercisable stock options.

(b) Includes 20,250 common shares that may be acquired upon the exercise of currently exercisable stock options.

(c) Includes 4,859 shares held by the Considine and Considine Retirement Plan. Mr. Considine is the Managing Partner of Considine and Considine, an accounting firm in San Diego, California.

(d) Includes (i) 95,324 shares of Common Stock (.2%) beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner and (ii) 250 shares that may be acquired upon the exercise of currently exercisable stock options.

(e) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company. The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(f) Includes 6,500 common shares that may be acquired upon the exercise of currently exercisable stock options. Does not include currently exercisable stock options with respect to 491,802 common shares as to which performance criteria have not been met, and which will be repurchased by the Company at a price not more than the option exercise price as to any shares for which the performance criteria are not met in accordance with the terms of the option.

(g) Includes 3,500 common shares that may be acquired upon the exercise of currently exercisable stock options. Does not include currently exercisable stock options with respect to 350,000 common shares as to which performance criteria have not been met, and which will be repurchased by the Company at a price not more than the option exercise price as to any shares for which the performance criteria are not met in accordance with the terms of the option.

(h) Includes 10,000 common shares that may be acquired upon the exercise of currently exercisable stock options.

(i) Includes (i) 34,861 shares of Common Stock (less than .1%) beneficially owned by Mr. Steinberg's wife as to which Mr. Steinberg may be deemed to be the beneficial owner and (ii) 250 shares that may be acquired upon the exercise of currently exercisable stock options.

(j) Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the Steinberg Children Trusts.

(k) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of the Common Stock held by the foundation.

(l) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the trust.

(m) Includes 55,250 common shares that may be acquired upon the exercise of currently exercisable stock options. Does not include currently exercisable stock options with respect to an aggregate of 841,802 common shares described in footnotes (f) and (g) above.


         As of April 2, 2002, Cede & Co. held of record 44,391,844 shares of Common Stock (approximately 78.1% of the total Common Stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.


Item 13.  Certain Relationships and Related Transactions.
-------   -----------------------------------------------

         In 1999, Leucadia completed the distribution of the Company Common Stock to shareholders of Leucadia. As a result, Joseph S. Steinberg, Chairman of the Board of the Company, and Ian M. Cumming, a director of the Company, together with their respective family members (excluding trusts for the benefit of Mr. Steinberg's children) beneficially own approximately 12.7% and 13.6% respectively, of the outstanding Common Stock. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At April 2, 2002, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding trusts for the benefit of Mr. Steinberg's children) approximately 16.8% and 18.0%, respectively, of Leucadia's outstanding common shares. See Item 12, "Security Ownership of Certain Beneficial Owners and Management" included in this Report for information concerning the securities ownership of Messrs. Steinberg and Cumming and their respective families.

         Set forth below is information concerning agreements or relationships between the Company and Leucadia and its subsidiaries.

San Elijo Hills Development Agreement

         In August 1998, the Company entered into a development management agreement with an indirect subsidiary of Leucadia to become development manager of San Elijo Hills, which will be a master-planned community in San Diego County, California, of approximately 3,400 homes and apartments as well as commercial properties, which are expected to be completed during the course of this decade. As development manager, the Company is responsible for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provides that the Company will receive certain fees in connection with the project. These fees consist of field overhead and management service fees, which are based on a fixed percentage of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing these services. The Company also receives co-op marketing and advertising fees that are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price and are recorded as revenue when the home is sold. The development agreement also provides for a success fee to the Company out of the net cash flow, if any, from the project, as determined in accordance with the development agreement, subject to a maximum success fee. Whether a success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner. During the year ended December 31, 2001, the Company received approximately $5,800,000 in fees under the development management agreement, including approximately $1,000,000 in co-op marketing and advertising fees.

Loan Agreements

         Leucadia funded the Company's bankruptcy plan by purchasing stock and debt of the Company. As of December 31, 2001, the Company owed $26,462,000 principal amount to Leucadia, which is payable on December 31, 2004 and bears interest at 6% per year. During the year ended December 31, 2001, the Company paid to Leucadia approximately $1,588,000 in interest.

         In March 2001, the Company entered into a $3,000,000 line of credit agreement with Leucadia. Under the line of credit, the Company has agreed to pay a commitment fee of .375% per year, payable quarterly, on the unused balance of the line of credit. Loans outstanding under this line of credit bear interest at 10% per year. Interest on the line of credit of approximately $24,000 was expensed and paid to Leucadia during the year ended December 31, 2001. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, unless earlier terminated by Leucadia not later than November 15 of any year, effective February 28 of the following year. As of April 2, 2002, $450,000 was outstanding under this facility.

Otay Land Company, LLC

         In October 1998, the Company and Leucadia formed Otay Land Company, LLC ("Otay Land Company"). Through December 31, 2001, the Company invested $11,825,000 as capital and Leucadia invested $10,000,000 as a preferred capital interest. The Company is the development manager of this project. In 1998, Otay Land Company purchased approximately 4,800 acres of land that is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch, for approximately $19,500,000. Net income, if any, from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be paid to the Company. No amounts have been paid to Leucadia under this agreement.

Administrative Services Agreement

         Since emerging from bankruptcy in 1995, administrative services and, prior to November 2000, certain managerial support services, have been provided to the Company by Leucadia. Under the current administrative services agreement, Leucadia provides services to the Company on a month-to-month basis. Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company's Treasurer and Secretary, in addition to various administrative functions. Ms. Maki is an officer of Leucadia Financial. Prior to November 2000, Leucadia also provided the services of Paul J. Borden, President of the Company, under the administrative services agreement. Prior to November 2000, Mr. Borden also was a Vice President of Leucadia. The cost of services provided by Leucadia during 2001 aggregated $107,000.

Office Space

         The Company rents office space and furnishings from Leucadia for a monthly amount equal to its share of the Leucadia's cost for the space and furnishings. The agreement pursuant to which the space and furnishings are provided extends through February 28, 2005 (coterminous with Leucadia's occupancy of the space) and provides for a monthly rental of $20,000 effective March 1, 2002. In connection with these rentals, the Company paid $246,000 to Leucadia in 2001.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ----------------------------------------------------------------

None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HOMEFED CORPORATION
                                         Registrant


                                         By: /s/ Erin N. Ruhe
                                             -----------------------------------
                                             Erin N. Ruhe
                                             Vice President and Controller


Dated:  April 30, 2002

                                  EXHIBIT INDEX



Exhibit                                                               Exemption
Number                              Description                      Indication
------                              -----------                      ----------