Form 10-Q
period 2002-03-31
HOMEFED CORP
filed 2002-05-10
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

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

                       YES   X          NO
                           ------           ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       YES              NO
                           ------           ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 3, 2002, there were 56,808,076 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(Dollars in thousands, except par value)


                                                                            March 31,             December 31,
                                                                              2002                    2001
                                                                            ---------             -----------
                                                                           (Unaudited)

ASSETS
Land and real estate held for development and sale                          $  24,341              $  23,890
Cash and cash equivalents                                                         603                  1,454
Deposits and other assets                                                         389                    460
                                                                            ---------              ---------

TOTAL                                                                       $  25,333              $  25,804
                                                                            =========              =========

LIABILITIES
Note payable to Leucadia Financial Corporation                              $  22,783              $  22,508
Credit agreement with Leucadia Financial Corporation                              450                   --
Accounts payable and accrued liabilities                                        1,524                  1,711
                                                                            ---------              ---------

       Total liabilities                                                       24,757                 24,219
                                                                            ---------              ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                              13,458                 13,208
                                                                            ---------              ---------

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value; 100,000,000 shares authorized;
 56,808,076 shares outstanding                                                    568                    568
Additional paid-in capital                                                    355,307                355,377
Deferred compensation pursuant to stock incentive plans                          (169)                  (276)
Accumulated deficit                                                          (368,588)              (367,292)
                                                                            ---------              ---------

       Total stockholders' deficit                                            (12,882)               (11,623)
                                                                            ---------              ---------

TOTAL                                                                       $  25,333              $  25,804
                                                                            =========              =========






             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2002 and 2001
(In thousands, except per share amounts)
(Unaudited)


                                                                                   2002                2001
                                                                                  ------              ------

REVENUES
Fee income from San Elijo Hills                                                   $   470             $   168
Income from options on real estate properties                                         180                 180
                                                                                  -------             -------
                                                                                      650                 348
                                                                                  -------             -------

EXPENSES
Interest expense relating to Leucadia Financial Corporation                           667                 635
General and administrative expenses                                                 1,113                 998
Administrative services fees to Leucadia Financial Corporation                         26                  31
                                                                                  -------             -------
                                                                                    1,806               1,664
                                                                                  -------             -------

Loss from operations                                                               (1,156)             (1,316)

Other income, net                                                                     116                   7
                                                                                  -------             -------

Loss before income taxes and minority interest                                     (1,040)             (1,309)
Income tax provision                                                                   (6)                 (5)
                                                                                  -------             -------

Loss before minority interest                                                      (1,046)             (1,314)
Minority interest                                                                    (250)               (250)
                                                                                  -------             -------

Net loss                                                                          $(1,296)            $(1,564)
                                                                                  =======             =======

Basic loss per common share                                                       $ (0.02)            $ (0.03)
                                                                                  =======             =======

Diluted loss per common share                                                     $ (0.02)            $ (0.03)
                                                                                  =======             =======







             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the three month periods ended March 31, 2002 and 2001
(Dollars in thousands, except par value)
(Unaudited)



                                                                                      Deferred
                                                       Common                        Compensation
                                                       Stock       Additional         Pursuant to                          Total
                                                     $.01 Par        Paid-In        Stock Incentive    Accumulated     Stockholders'
                                                       Value         Capital            Plans            Deficit          Deficit
                                                       -----       -----------      ---------------   ------------     ------------

Balance, January 1, 2001                               $ 568        $  355,277         $ (351)        $  (365,915)      $ (10,421)

   Amortization of restricted stock grants                                                 15                                  15
   Amortization related to stock options                                                   22                                  22
   Change in value of 1,000,000 stock options                               10            (10)                                 --
   Net loss                                                                                                (1,564)         (1,564)
                                                       -----        ----------         ------         -----------       ---------

Balance, March 31, 2001                                $ 568        $  355,287         $ (324)        $  (367,479)      $ (11,948)
                                                       =====        ==========         ======         ===========       =========

Balance, January 1, 2002                               $ 568        $  355,377         $ (276)        $  (367,292)      $ (11,623)

   Amortization of restricted stock grants                                                 16                                  16
   Amortization related to stock options                                                   21                                  21
   Change in value of 1,000,000 stock options                              (70)            70                                  --
   Net loss                                                                                                (1,296)         (1,296)
                                                       -----        ----------         ------         -----------       ---------

Balance, March 31, 2002                                $ 568        $  355,307         $ (169)        $  (368,588)      $ (12,882)
                                                       =====        ==========         ======         ===========       =========






             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2002 and 2001
(In thousands)
(Unaudited)

                                                                                                      2002                2001
                                                                                                    --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                            $ (1,296)          $ (1,564)
Adjustments to reconcile net loss to net cash used for operating activities:
   Minority interest                                                                                     250                250
   Amortization of deferred compensation pursuant to stock incentive plans                                37                 37
   Amortization of debt discount on note payable to Leucadia Financial Corporation                       275                244
   Changes in operating assets and liabilities:
       Land and real estate held for development and sale                                               (451)              (238)
       Deposits and other assets                                                                          71                (33)
       Recreation center liability                                                                        --                (41)
       Accounts payable and accrued liabilities                                                         (187)              (363)
                                                                                                    --------           --------

           Net cash used for operating activities                                                     (1,301)            (1,708)
                                                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under credit agreement with Leucadia Financial Corporation                                    450               500
                                                                                                    --------           -------

           Net cash provided by financing activities                                                     450               500
                                                                                                    --------           -------

Net decrease in cash and cash equivalents                                                               (851)            (1,208)

Cash and cash equivalents, beginning of period                                                         1,454              1,631
                                                                                                    --------           --------

Cash and cash equivalents, end of period                                                            $    603           $    423
                                                                                                    ========           ========

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                              $    392           $    391

   Cash paid for income taxes                                                                       $      1           $      4






             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes are necessary to present fairly the results of interim operations should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2001, which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2001 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2001 was extracted from the Company's audited annual consolidated financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2002 presentation.

2. The note payable to Leucadia Financial Corporation ("LFC") has a principal amount of $26,462,000 and matures on December 31, 2004. Interest on the note of approximately $391,000 was expensed and paid during each of the three month periods ended March 31, 2002 and 2001. Additionally, approximately $275,000 and $244,000 of debt discount on the note was amortized as interest expense during the three month periods ended March 31, 2002 and 2001, respectively.

3. In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, unless earlier terminated by LFC not later than November 15 of any year, effective February 28 of the following year. At March 31, 2002, $450,000 was outstanding under this facility. Interest on the line of credit of approximately $1,000 was expensed and paid during the three month period ended March 31, 2002.

4. Basic and diluted loss per share of Common Stock was calculated by dividing the net loss by the weighted average shares of Common Stock outstanding. The number of shares used to calculate basic and diluted loss per Common Share was 56,808,076 and 56,807,826 for the three month periods ended March 31, 2002 and 2001, respectively. Options to purchase 322,022 and 376,142 weighted average shares of Common Stock outstanding during the three month periods ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted loss per share as those options were antidilutive.

5. Pursuant to administrative services agreements, LFC provides administrative services to the Company on a month-to-month basis, including providing the services of one of the Company's executive officers. Administrative fees paid to LFC were $26,000 and $31,000 for the three month periods ended March 31, 2002 and 2001, respectively.

     The Company's corporate office is in part of an office building subleased from LFC's parent, Leucadia National Corporation ("Leucadia"), for a monthly amount equal to its share of Leucadia's cost for such space and furniture. In connection with these rentals, the Company expensed $62,000 and $58,000 for the three month periods ended March 31, 2002 and 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2001 10-K.

LIQUIDITY AND CAPITAL RESOURCES

For the three month periods ended March 31, 2002 and 2001, net cash was used for operating activities, principally to pay interest and general and administrative expenses. The Company's principal sources of funds are fee income earned from the San Elijo Hills project, proceeds from the sale of real estate, its $3,000,000 line of credit from LFC and dividends or borrowings from its subsidiaries.

For the three month periods ended March 31, 2002 and 2001, the Company has reported a net loss and experienced a net decrease in cash and cash equivalents. The Company expects that its cash on hand, together with the sources described above, will be sufficient to meet its cash flow needs for the foreseeable future. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company could accelerate its subsidiaries' sale of real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to LFC to collateralize its $26,462,000 borrowing from LFC, it may be unable to obtain financing at favorable rates from sources other than LFC. Further, if the Company were to sell its real estate projects in order to meet its liquidity needs, it may have to do so at a time when the potential sales prices are not attractive or are not reflective of the values which the Company believes are inherent in the projects. Accordingly, while the Company believes it can generate sufficient liquidity to meet its obligations through sales of assets, any such sales could be at prices that would not maximize the Company's value to its shareholders.

As of March 31, 2002, the Company owed $26,462,000 principal amount to LFC, which is payable on December 31, 2004 and bears interest at 6% per year. This obligation is reflected in the consolidated balance sheet, net of discount, at $22,783,000 as of March 31, 2002. During the three months ended March 31, 2002, the Company paid LFC interest of $391,000 relating to this note payable.

The Company has a $3,000,000 line of credit agreement with LFC, which was amended effective March 1, 2002, to extend the maturity to February 28, 2007, unless earlier terminated by LFC not later than November 15 of any year, effective February 28 of the following year. Loans outstanding under this line of credit bear interest at 10% per annum. At March 31, 2002, $450,000 was outstanding under this facility.

Under a development agreement, the Company is responsible for the overall management of the San Elijo Hills project, including arranging financing, coordinating marketing and sales activity, and acting as construction manager. The development agreement provides that the Company will receive certain fees in connection with the project. These fees consist of field overhead and management service fees. These fees ("the development management fees") are based on a fixed percentage, aggregating 5.72%, of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing services under the development agreement. The Company also receives co-op marketing and advertising fees that are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price and are recorded as revenue when the home is sold. For the three month period ended March 31, 2002, the Company earned $470,000 for such fees, of which $334,000 was received (all co-op marketing and advertising fees). The development agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner. As more fully described in the 2001 10-K, the development agreement is terminable by either the project owner or the Company. In a termination, the Company would receive the accrued but unpaid portion of the development management fees and the success fee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

To determine "net cash flow" for the purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project (which cannot exceed $23,959,000, the balance at March 31, 2002, including interest), or owed by the project's owner to Leucadia ($13,130,000 at March 31, 2002) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness (as of the date the development agreement was signed). The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of the Indebtedness. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the development agreement. There can be no assurance, however, that the Company will receive any success fee at all for this project. As of March 31, 2002, the Company has not recognized any success fee income as none would have been contractually earned.

RESULTS OF OPERATIONS

Fee income related to the San Elijo Hills project was $470,000 and $168,000 for the three month periods ended March 31, 2002 and 2001, respectively. The increase in 2002 reflects greater co-op marketing and advertising fees relating to the sale of homes by builders.

Income from options on real estate properties reflects non-refundable fees to extend the closing date on the sale of 85 acres of developable land at the Otay Ranch project. The Company received and recognized $180,000 of such fees in each of the three month periods ended March 31, 2002 and 2001.

Interest expense reflects the interest due on indebtedness to LFC of $392,000 and $391,000 for the three month periods ended March 31, 2002 and 2001, respectively. Interest expense also includes $275,000 and $244,000 for the three month periods ended March 31, 2002 and 2001, respectively, for amortization of debt discount related to the indebtedness to LFC.

General and administrative expenses increased during the three month period ended March 31, 2002 as compared to the same period in 2001 principally due to increased professional fees related to the Paradise Valley project and greater expenses related to salaries and travel.

The increase in other income for the three month period ended March 31, 2002 as compared to the same period in 2001 primarily relates to the gain on a sale of a foreclosed property.

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



                                              HOMEFED CORPORATION
                                                 (Registrant)




Date:  May 10, 2002                           By: /s/ Erin N. Ruhe
                                              ----------------------------
                                              Erin N. Ruhe
                                              Vice President and Controller
                                              (Principal Accounting Officer)