Form 10-Q
period 2002-06-30
HOMEFED CORP
filed 2002-08-14
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

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

                    YES   X            NO
                        -----            -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 5, 2002, there were 56,808,076 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(Dollars in thousands, except par value)


                                                                                         June 30,             December 31,
                                                                                           2002                    2001
                                                                                        ---------              ----------
                                                                                       (Unaudited)

ASSETS
Land and real estate held for development and sale                                       $  24,158              $  23,890
Cash and cash equivalents                                                                    4,169                  1,454
Deposits and other assets                                                                      914                    460
                                                                                         ---------              ---------

TOTAL                                                                                    $  29,241              $  25,804
                                                                                         =========              =========
LIABILITIES
Note payable to Leucadia Financial Corporation                                           $  23,069              $  22,508
Credit agreement with Leucadia Financial Corporation                                           650                   --
Accounts payable and accrued liabilities                                                     1,146                  1,711
                                                                                         ---------              ---------
       Total liabilities                                                                    24,865                 24,219
                                                                                         ---------              ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                           14,115                 13,208
                                                                                         ---------              ---------
STOCKHOLDERS' DEFICIT
Common stock, $.01 par value; 100,000,000 shares authorized;
   56,808,076 shares outstanding                                                               568                    568
Additional paid-in capital                                                                 355,337                355,377
Deferred compensation pursuant to stock incentive plans                                       (157)                  (276)
Accumulated deficit                                                                       (365,487)              (367,292)
                                                                                         ---------              ---------
       Total stockholders' deficit                                                          (9,739)               (11,623)
                                                                                         ---------              ---------
TOTAL                                                                                    $  29,241              $  25,804
                                                                                         =========              =========




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2002 and 2001
(In thousands, except per share amounts)
(Unaudited)


                                                                   For the Three Month         For the Six Month
                                                                  Period Ended June 30,      Period Ended June 30,
                                                                  ---------------------     -----------------------
                                                                   2002          2001          2002           2001
                                                                   ----          ----          ----           ----


REVENUES
Sales of real estate                                             $ 4,285       $  --         $ 4,285       $  --
Fee income from San Elijo Hills                                    1,979         1,601         2,449         1,769
Income from options on real estate properties                        120           180           300           360
                                                                 -------       -------       -------       -------
                                                                   6,384         1,781         7,034         2,129
                                                                 -------       -------       -------       -------

EXPENSES
Cost of sales                                                        809          --             809          --
Interest expense relating to Leucadia Financial Corporation          698           663         1,365         1,298
General and administrative expenses                                1,093           964         2,206         1,962
Administrative services fees to Leucadia Financial Corporation        34            25            60            56
                                                                 -------        ------       -------       -------
                                                                   2,634         1,652         4,440         3,316
                                                                 -------       -------       -------       -------

Income (loss) from operations                                      3,750           129         2,594        (1,187)

Other income, net                                                     55             9           171            16
                                                                 -------       -------       -------       -------

Income (loss) before income taxes and minority interest            3,805           138         2,765        (1,171)
Income tax provision                                                 (47)           (1)          (53)           (6)
                                                                 -------       -------       -------       -------

Income (loss) before minority interest                             3,758           137         2,712        (1,177)
Minority interest                                                   (657)         (250)         (907)         (500)
                                                                 -------       -------       -------       -------

Net income (loss)                                                $ 3,101       $  (113)      $ 1,805       $(1,677)
                                                                 =======       =======       =======       =======

Basic income (loss) per common share                             $  0.05       $ (0.00)      $  0.03       $ (0.03)
                                                                 =======       =======       =======       =======

Diluted income (loss) per common share                           $  0.05       $ (0.00)      $  0.03       $ (0.03)
                                                                 =======       =======       =======       =======







             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the six month periods ended June 30, 2002 and 2001
(Dollars in thousands, except par value)
(Unaudited)




                                                                                         Deferred
                                                              Common                    Compensation
                                                              Stock       Additional     Pursuant to                       Total
                                                             $.01 Par      Paid-In     Stock Incentive   Accumulated   Stockholders'
                                                              Value        Capital         Plans            Deficit       Deficit
                                                              -----        -------     ---------------   -----------    -----------


Balance, January 1, 2001                                      $ 568      $  355,277       $ (351)        $  (365,915)    $ (10,421)

   Amortization of restricted stock grants                                                    31                                31
   Amortization related to stock options                                                      54                                54
   Change in value of performance-based stock options                           100         (100)
   Net loss                                                                                                   (1,677)       (1,677)
                                                              -----      ----------       -------        -----------     ---------
Balance, June 30, 2001                                        $ 568      $  355,377       $ (366)        $  (367,592)    $ (12,013)
                                                              =====      ==========       =======        ===========     =========

Balance, January 1, 2002                                      $ 568      $  355,377       $ (276)        $  (367,292)    $ (11,623)

   Amortization of restricted stock grants                                                    31                                31
   Amortization related to stock options                                                      48                                48
   Change in value of performance-based stock options                          (40)           40
   Net income                                                                                                  1,805         1,805
                                                              -----      ----------       -------        -----------     ---------
Balance, June 30, 2002                                        $ 568      $  355,337       $ (157)        $  (365,487)    $  (9,739)
                                                              =====      ==========       =======        ===========     =========




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2002 and 2001
(In thousands)
(Unaudited)



                                                                                                        2002             2001
                                                                                                        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                                     $ 1,805          $(1,677)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
 operating activities:
   Minority interest                                                                                      907              500
   Amortization of deferred compensation pursuant to stock incentive plans                                 79               85
   Amortization of debt discount on note payable to Leucadia Financial Corporation                        561              498
   Changes in operating assets and liabilities:
       Land and real estate held for development and sale                                                (268)            (605)
       Deposits and other assets                                                                         (454)             (77)
       Recreation center liability                                                                       --                (41)
       Accounts payable and accrued liabilities                                                          (565)            (168)
                                                                                                      -------          -------

           Net cash provided by (used for) operating activities                                         2,065           (1,485)
                                                                                                      -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under credit agreement with Leucadia Financial Corporation                                     650              500
                                                                                                      -------          -------

           Net cash provided by financing activities                                                      650              500
                                                                                                      -------          -------

Net increase (decrease) in cash and cash equivalents                                                    2,715             (985)

Cash and cash equivalents, beginning of period                                                          1,454            1,631
                                                                                                      -------          -------

Cash and cash equivalents, end of period                                                              $ 4,169          $   646
                                                                                                      =======          =======

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                                $   804          $   800

   Cash paid for income taxes (net of refunds)                                                        $   115          $     6










             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2001 which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2001 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2001 was extracted from the Company's audited annual consolidated financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2002 presentation.

2. Field overhead and management service fees earned from the San Elijo Hills project, which is owned by a subsidiary of Leucadia National Corporation ("Leucadia"), were $1,553,000 and $1,422,000 for the periods ended June 30, 2002 and 2001, respectively. In addition, the Company received co-op marketing and advertising fees from the project's homebuilders of $896,000 and $347,000 for the six month periods ended June 30, 2002 and 2001, respectively, and $426,000 and $179,000 for the three month periods ended June 30, 2002 and 2001, respectively.

3. The note payable to Leucadia Financial Corporation, a subsidiary of Leucadia, ("LFC") has a principal amount of $26,462,000 and matures on December 31, 2004. Interest on the note of $787,000 was expensed and paid during each of the six month periods ended June 30, 2002 and 2001.
     Additionally, $561,000 and $498,000 of debt discount on the note was amortized as interest expense during the six month periods ended June 30, 2002 and 2001, respectively.

4. In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, unless earlier terminated by LFC not later than November 15 of any year, effective February 28 of the following year. At June 30, 2002, $650,000 was outstanding under this facility. Interest on the line of credit of $17,000 and $13,000 was expensed and paid during the six month periods ended June 30, 2002 and 2001, respectively.

5. Basic income (loss) per share of Common Stock was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 56,808,076 and 56,807,826 for the six and three month periods ended June 30, 2002 and 2001, respectively. The number of shares used to calculate diluted earnings (loss) per share was 57,138,257 and 56,807,826 for the six month periods ended June 30, 2002 and 2001, respectively, and 57,146,417 and 56,807,826 for the three month periods ended June 30, 2002 and 2001, respectively. Options to purchase 353,689 and 331,237 weighted average shares for the six and three month periods ended June 30, 2001, respectively, were not included in the computation of diluted loss per share as those options were antidilutive.

6. Under the current administrative services agreement, which was amended as of January 1, 2002 to extend through December 31, 2002, LFC provides administrative services, including providing the services of one of the Company's executive officers, for a monthly fee of $10,000. Administrative fees paid to LFC were $60,000 and $56,000 for the six month periods ended June 30, 2002 and 2001, respectively, and $34,000 and $25,000 for the three month periods ended June 30, 2002 and 2001, respectively.

     The Company's corporate office is in part of an office building subleased from Leucadia for a monthly amount equal to its share of Leucadia's cost for such space and furniture. In connection with these rentals, the Company expensed $124,000 for each of the six month periods ended June 30, 2002 and 2001, respectively, and $62,000 and $66,000 for the three month periods ended June 30, 2002 and 2001, respectively.

7. In June 2002, the partnership relating to the development in La Quinta, California, in which one of the Company's subsidiary's was a partner, was dissolved. In connection therewith, the subsidiary is no longer required to maintain a minimum net worth of $1,000,000 in connection with an indemnity agreement.

8. In June 2002, Otay Land Company sold 85 acres of developable land for total cash proceeds of $4,285,000, which included $500,000 previously received as a non-refundable deposit. Cost of sales related to this transaction aggregated $809,000, consisting of land costs, closing costs and commissions. Land costs allocated to the parcel of land sold were determined based on the relative fair values of the various land components prior to development and are charged to cost of sales at the time of the sale.

     The cash generated from this sale is not available for general corporate use by the Company; however, as permitted by the provisions of the Otay Land Company LLC agreement, it has been retained by Otay Land Company to fund its project costs and operating expenses. Any distribution of available cash from Otay Land Company must first be paid to Leucadia to satisfy its cumulative preferred return and its preferred capital interest before any distributions can be paid to the Company. At June 30, 2002, Leucadia's preferred capital interest and cumulative preferred return, which is reflected as minority interest in the consolidated balance sheet, totaled $14,115,000.

9. Income tax expense for the periods ended June 30, 2002 principally relates to federal and state minimum taxes incurred. Income tax expense for periods ended June 30, 2001 principally relates to state franchise taxes. In addition, for the six and three month periods ended June 30, 2002, the actual income tax provision was less than the amount which would result from applying the expected statutory federal rate due to the pre-tax income of Otay Land Company, which is not taxable to the Company. In accordance with the provisions of the Otay Land Company LLC agreement, all profits are allocated to Leucadia until it has received its cumulative preferred return.

10. On July 10, 2002, options to purchase an aggregate of 6,000 shares of Common Stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $.95 per share, the then current market price per share.

11. The current schedule under the general development plan for Otay Ranch calls for the conveyance of mitigation land from an identified initial area in which the Company owns 437 acres. Some owners of developable land in the project do not have enough mitigation land in the area of initial conveyance to enable them to proceed with immediate development of their development land. Strict compliance with the existing requirements for conveyance of mitigation land would have created an immediate market for the Company's 437 acres of mitigation land in the initial area of conveyance. However, the City of Chula Vista has not strictly enforced the existing conveyance schedule, and proposed an amended conveyance schedule that was adopted by the County of San Diego to increase the amount of acreage that qualifies as mitigation land for purposes of initial development. The Company has opposed this expansion.

     On August 6, 2002, the Company reached conceptual agreement with the City of Chula Vista and another party on settlement of the Company's objection to the amendment of the conveyance schedule. Under the proposed settlement, among other things, the Company would withdraw its objection to the revised conveyance schedule and the City would agree to acquire the Company's 437 acres of mitigation land by eminent domain proceedings. The amount that the Company could ultimately receive for this property will be based upon appraisals to be conducted and the result of the eminent domain proceedings, if commenced, cannot be currently estimated and may take a long period of time to resolve. A final agreement memorializing the settlement is expected to be approved by the City of Chula Vista by August 27, 2002, although there can be no assurance that any such agreement will in fact be signed. Failure to enter into the settlement or the City's failure to conclude the eminent domain proceedings could have a material adverse effect on the value of the Company's 437 acres of excess mitigation land under the original conveyance schedule. No assurance can be given that the settlement agreement will be entered into and that, if entered into, the eminent domain proceedings will be successfully concluded.

12. The Company recently received a non-binding offer to purchase approximately 1,450 acres of developable and related mitigation land within Otay Ranch for a sales price of $22,500,000. The Company is currently considering whether to accept the offer. If the transaction were completed, this sale would result in a pre-tax gain of approximately $18,000,000 for Otay Land Company, and the sales proceeds would give the Otay Land Company the ability to completely satisfy the preferred capital interest and preferred return due to Leucadia (aggregating $14,115,000 at June 30, 2002). If the Company determines to accept this non-binding offer, consummation of the transaction would be subject to a number of conditions, including execution of a contract of sale, obtaining necessary regulatory approvals from the offeror and other matters. No assurance can be given that even if the Company accepts the offer, that the requisite approvals would be obtained and that the transaction would ultimately be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2001 10-K.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2002, net cash was provided by operations, primarily from the proceeds of the sale of real estate at the Otay Ranch project as described below. For the six month period ended June 30, 2001, net cash was used for operating activities principally to pay interest and general and administrative expenses. The Company's principal sources of funds are fee income earned from the San Elijo Hills project, proceeds from the sale of the Company's real estate, its $3,000,000 line of credit from LFC and dividends or borrowings from its subsidiaries.

In June 2002, Otay Land Company sold 85 acres of developable land for total cash proceeds of $4,285,000, which included $500,000 previously received as a non-refundable deposit. The cash generated from this sale is not available for general corporate use by the Company; however, as permitted by the provisions of the Otay Land Company LLC agreement, it has been retained by Otay Land Company to fund its project costs and operating expenses. Any distribution of available cash from Otay Land Company must first be paid to Leucadia to satisfy its cumulative preferred return and its preferred capital interest before any distributions can be paid to the Company. At June 30, 2002, Leucadia's preferred capital interest and cumulative preferred return, which is reflected as minority interest in the consolidated balance sheet, totaled $14,115,000.

The Company expects that its cash on hand, together with the sources described above, will be sufficient to meet its cash flow needs for the foreseeable future. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company could accelerate its subsidiaries' sale of real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to LFC to collateralize its $26,462,000 borrowing from LFC, it may be unable to obtain financing at favorable rates, if at all, from sources other than LFC. Further, if the Company were to sell its real estate projects in order to meet its liquidity needs, it may have to do so at a time when the potential sales prices are not attractive or are not reflective of the values which the Company believes are inherent in the projects. Accordingly, while the Company believes it can generate sufficient liquidity to meet its obligations through sales of assets, any such sales could be at prices that would not maximize the Company's value to its shareholders.

As of June 30, 2002, the Company owed $26,462,000 principal amount to LFC, which is payable on December 31, 2004 and bears interest at 6% per year. This obligation is reflected in the consolidated balance sheet, net of discount, at $23,069,000 as of June 30, 2002. During the six months ended June 30, 2002, the Company paid LFC interest of $787,000 relating to this note payable.

The Company has a $3,000,000 line of credit agreement with LFC, which was amended effective March 1, 2002, to extend the maturity to February 28, 2007, unless earlier terminated by LFC not later than November 15 of any year, effective February 28 of the following year. Loans outstanding under this line of credit bear interest at 10% per annum. At June 30, 2002, $650,000 was outstanding under this facility.

Under a development agreement with a subsidiary of Leucadia, the Company is responsible for the overall management of the San Elijo Hills project, including arranging financing, coordinating marketing and sales activity, and acting as construction manager. The development agreement provides that the Company will receive certain fees in connection with the project. These fees consist of field overhead and management service fees. These fees ("the development management fees") are based on a fixed percentage, aggregating 5.72%, of gross revenues of the project, less certain expenses allocated to the project, and are expected to cover the Company's cost of providing services under the development agreement. The Company also receives co-op marketing and advertising fees that are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

are recorded as revenue when the home is sold. Field overhead, management service and co-op marketing and advertising fees aggregated $2,449,000 and $1,769,000 for the six month periods ended June 30, 2002 and 2001, respectively, and $1,979,000 and $1,601,000 for the three month periods ended June 30, 2002 and 2001, respectively. The development agreement also provides for a success fee to the Company out of the project's net cash flow, if any, as described below, up to a maximum amount. Whether the success fee, if it is earned, will be paid to the Company prior to the conclusion of the project will be at the discretion of the project owner, a subsidiary of Leucadia. As more fully described in the 2001 10-K, the development agreement is terminable by either the project owner or the Company. In a termination, the Company would receive the accrued but unpaid portion of the development management fees and the success fee.

To determine "net cash flow" for the purposes of calculating the success fee, all cash expenditures of the project will be deducted from total revenues of the project. Examples of "expenditures" for these purposes include land development costs, current period operating costs, and indebtedness, either collateralized by the project (which cannot exceed $21,774,000, the balance at June 30, 2002, including interest), or owed by the project's owner to Leucadia ($16,049,000 at June 30, 2002) (collectively, "Indebtedness"). As a success fee, the Company is entitled to receive payments out of net cash flow, if any, up to the aggregate amount of the Indebtedness (as of the date the development agreement was signed). The balance of the net cash flow, if any, will be paid to the Company and the project owner in equal amounts. However, the amount of the success fee cannot be more than 68% of net cash flow minus the amount of the Indebtedness. The Company believes that any success fee that it may receive will be its principal source of revenue earned through its participation in the San Elijo Hills project pursuant to the development agreement. There can be no assurance, however, that the Company will receive any success fee at all for this project. As of June 30, 2002, the Company has not recognized any success fee income as none would have been contractually earned.

The current schedule under the general development plan for Otay Ranch calls for the conveyance of mitigation land from an identified initial area in which the Company owns 437 acres. Some owners of developable land in the project do not have enough mitigation land in the area of initial conveyance to enable them to proceed with immediate development of their development land. Strict compliance with the existing requirements for conveyance of mitigation land would have created an immediate market for the Company's 437 acres of mitigation land in the initial area of conveyance. However, the City of Chula Vista has not strictly enforced the existing conveyance schedule, and proposed an amended conveyance schedule that was adopted by the County of San Diego to increase the amount of acreage that qualifies as mitigation land for purposes of initial development. The Company has opposed this expansion.

On August 6, 2002, the Company reached conceptual agreement with the City of Chula Vista and another party on settlement of the Company's objection to the amendment of the conveyance schedule. Under the proposed settlement, among other things, the Company would withdraw its objection to the revised conveyance schedule and the City would agree to acquire the Company's 437 acres of mitigation land by eminent domain proceedings. The amount that the Company could ultimately receive for this property will be based upon appraisals to be conducted and the result of the eminent domain proceedings, if commenced, cannot be currently estimated and may take a long period of time to resolve. A final agreement memorializing the settlement is expected to be approved by the City of Chula Vista by August 27, 2002, although there can be no assurance that any such agreement will in fact be signed. Failure to enter into the settlement or the City's failure to conclude the eminent domain proceedings could have a material adverse effect on the value of the Company's 437 acres of excess mitigation land under the original conveyance schedule. No assurance can be given that the settlement agreement will be entered into and that, if entered into, the eminent domain proceedings will be successfully concluded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

The Company recently received a non-binding offer to purchase approximately 1,450 acres of developable and related mitigation land within Otay Ranch for a sales price of $22,500,000. The Company is currently considering whether to accept the offer. If the transaction were completed, this sale would result in a pre-tax gain of approximately $18,000,000 for Otay Land Company, and the sales proceeds would give the Otay Land Company the ability to completely satisfy the preferred capital interest and preferred return due to Leucadia (aggregating $14,115,000 at June 30, 2002). If the Company determines to accept this non-binding offer, consummation of the transaction would be subject to a number of conditions, including execution of a contract of sale, obtaining necessary regulatory approvals from the offeror and other matters. No assurance can be given that even if the Company accepts the offer, that the requisite approvals would be obtained and that the transaction would ultimately be consummated.

Results of Operations

Sales of real estate for the 2002 periods reflects the sale of 85 acres of developable land at the Otay Ranch project referred to above. There were no sales of real estate during the 2001 periods. Actual cost of sales recorded during 2002 consists of land costs, closing costs and commissions.

Fee income related to the San Elijo Hills project was $2,449,000 and $1,769,000 for the six month periods ended June 30, 2002 and 2001, respectively, and $1,979,000 and $1,601,000 for the three month periods ended June 30, 2002 and 2001, respectively. The increase in 2002 primarily reflects greater co-op marketing and advertising fees relating to the sale of homes by builders.

Income from options on real estate properties reflects non-refundable fees received to extend the closing date on the sale of the 85 acres of developable land at the Otay Ranch project, which closed in June 2002. The Company received $300,000 and $360,000 of such fees in the six month periods ended June 30, 2002 and 2001, respectively, and $120,000 and $180,000 in the three month periods ended June 30, 2002 and 2001, respectively.

Interest expense reflects the interest due on indebtedness to LFC of $804,000 and $800,000 for the six month periods ended June 30, 2002 and 2001, respectively, and $412,000 and $409,000 for the three month periods ended June 30, 2002 and 2001, respectively. Interest expense also includes amortization of debt discount related to the indebtedness to LFC of $561,000 and $498,000 for the six month periods ended June 30, 2002 and 2001, respectively, and $286,000 and $254,000 for the three month periods ended June 30, 2002 and 2001, respectively.

General and administrative expenses increased in the 2002 periods as compared to the same periods in 2001 principally due to greater expenses related to salaries, insurance, professional fees, and for the six month period, travel expenses.

The increase in other income for the six month period ended June 30, 2002 as compared to the same period in 2001 primarily relates to the gain on a sale of a foreclosed property. In addition, the increase in the three and six month periods of 2002 as compared to the same periods in 2001 reflects proceeds received upon the dissolution of a partnership in excess of its subsidiary's investment. In connection with this dissolution, the subsidiary is no longer required to maintain a minimum net worth of $1,000,000 under an indemnity agreement.

Income tax expense for the periods ended June 30, 2002 principally relates to federal and state minimum taxes incurred. Income tax expense for periods ended June 30, 2001 principally relates to state franchise taxes. The Company has not recognized income tax benefits for its operating losses and deferred tax assets due to the uncertainty of sufficient future taxable income that is required in order to record such tax benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

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

The factors that could cause actual results to differ materially from time to time in the Company's public filings, include:

o changes in general economic and market conditions or prevailing interest rate levels, including mortgage rates,

o    changes in domestic laws and government regulations or requirements,

o    changes in real estate pricing environments,

o    regional or general changes in asset valuation,

o demographic and economic changes in the United States generally and California in particular,

o    increases in real estate taxes and other local government fees,

o    significant competition from other real estate developers and homebuilders,

o    decreased consumer spending for housing,

o    delays in construction schedules and cost overruns,

o    availability   and  cost  of  land,   materials  and  labor  and  increased
     development costs many of which the Company would not be able to control,

o    damage to properties or condemnation of properties,

o    the occurrence of significant natural disasters,

o    imposition  of  limitations  on  the  Company's   ability  to  develop  its
     properties   resulting  from   developments  in  or  new   applications  of
     environmental laws and regulations,

o    the inability to insure certain risks economically,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

o increased interest costs as a result of a delay in project completion requiring the financing to remain outstanding for a longer than projected period of time,

o the availability of reliable energy sources in California and consumer confidence in the dependability of such energy sources, and

o changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.

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

                           PART II - OTHER INFORMATION




Item 6.    Exhibits and Reports on Form 8-K.

           a)   Exhibits.


                    10.27 Third Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of June 21, 2002, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC.

                    99.1      Certification  of  Principal   Executive   Officer
                              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.2      Certification  of  Principal   Financial   Officer
                              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




           b)   Reports on Form 8-K.

                None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HOMEFED CORPORATION
                                            (Registrant)




Date:  August 14, 2002                     By: /s/ Erin N. Ruhe
                                           -----------------------------
                                           Erin N. Ruhe
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX




           Exhibit Number                  Description


               10.27 Third Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of June 21, 2002, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC.

               99.1           Certification  of  Principal   Executive   Officer
                              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2           Certification  of  Principal   Financial   Officer
                              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.