Form 10-Q
period 2002-09-30
HOMEFED CORP
filed 2002-11-14
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to ________

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
                               YES     X        NO
                                    -------         ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               YES              NO
                                    -------         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 6, 2002, there were 81,550,844 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(Dollars in thousands, except par value)


                                                                                    September 30,        December 31,
                                                                                       2002                 2001
                                                                                   -------------         ------------
                                                                                    (Unaudited)


ASSETS
Land and real estate held for development and sale                                 $  24,548              $  23,890
Cash and cash equivalents                                                              3,367                  1,454
Deposits and other assets                                                                454                    460
                                                                                   ---------              ---------

TOTAL                                                                              $  28,369              $  25,804
                                                                                   =========              =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                     $  23,366              $  22,508
Credit agreement with Leucadia Financial Corporation                                     650                   --
Accounts payable and accrued liabilities                                               1,536                  1,711
Liability for environmental remediation                                               10,876                   --
                                                                                   ---------              ---------

       Total liabilities                                                              36,428                 24,219
                                                                                   ---------              ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                     13,958                 13,208
                                                                                   ---------              ---------

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value; 100,000,000 shares authorized;
   56,808,576 and 56,808,076 shares outstanding                                          568                    568
Additional paid-in capital                                                           355,418                355,377
Deferred compensation pursuant to stock incentive plans                                 (174)                  (276)
Accumulated deficit                                                                 (377,829)              (367,292)
                                                                                   ---------              ---------

       Total stockholders' deficit                                                   (22,017)               (11,623)
                                                                                   ---------              ---------

TOTAL                                                                              $  28,369              $  25,804
                                                                                   =========              =========






             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2002 and 2001
(In thousands, except per share amounts)
(Unaudited)


                                                                            For the Three Month Period     For the Nine Month Period
                                                                                Ended September 30,            Ended September 30,
                                                                             -------------------------     -------------------------
                                                                               2002            2001            2002          2001
                                                                              ------          ------         -------        ------
REVENUES
Sales of real estate                                                          $   --         $   --         $  4,285       $   --
Fee income from San Elijo Hills                                                    657          1,974          3,106          3,743
Income from options on real estate properties                                     --              180            300            540
                                                                              --------       --------       --------       --------
                                                                                   657          2,154          7,691          4,283
                                                                              --------       --------       --------       --------

EXPENSES
Cost of sales                                                                     --             --              809           --
Provision for environmental remediation                                         11,160           --           11,160           --
Interest expense relating to Leucadia Financial Corporation                        714            671          2,079          1,969
General and administrative expenses                                              1,266            940          3,472          2,900
Administrative services fees to Leucadia Financial Corporation                      30             26             90             82
                                                                              --------       --------       --------       --------
                                                                                13,170          1,637         17,610          4,951
                                                                              --------       --------       --------       --------

Income (loss) from operations                                                  (12,513)           517         (9,919)          (668)

Other income (loss), net                                                            30              5            201             19
                                                                              --------       --------       --------       --------

Income (loss) before income taxes and minority interest                        (12,483)           522         (9,718)          (649)
Income tax provision                                                               (16)          (261)           (69)          (267)
                                                                              --------       --------       --------       --------

Income (loss) before minority interest                                         (12,499)           261         (9,787)          (916)
Minority interest                                                                  157           (250)          (750)          (750)
                                                                              --------       --------       --------       --------

Net income (loss)                                                             $(12,342)      $     11       $(10,537)      $ (1,666)
                                                                              ========       ========       ========       ========

Basic income (loss) per common share                                          $  (0.22)      $   0.00       $  (0.19)      $  (0.03)
                                                                              ========       ========       ========       ========

Diluted income (loss) per common share                                        $  (0.22)      $   0.00       $  (0.19)      $  (0.03)
                                                                              ========       ========       ========       ========











             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
For the nine month periods ended September 30, 2002 and 2001
(Dollars in thousands, except par value)
(Unaudited)




                                                                                          Deferred
                                                           Common                       Compensation
                                                           Stock      Additional        Pursuant to                       Total
                                                         $.01 Par       Paid-In       Stock Incentive     Accumulated  Stockholders'
                                                           Value        Capital             Plans           Deficit      Deficit
                                                         --------     ----------      ---------------     -----------   ----------


Balance, January 1, 2001                                  $ 568        $  355,277          $ (351)        $ (365,915)     $ (10,421)

   Amortization of restricted stock grants                                                     47                                47
   Amortization related to stock options                                                       79                                79
   Change in value of performance-based stock options                          50             (50)
   Net loss                                                                                                   (1,666)        (1,666)
                                                          -----        ----------          ------         ----------      ---------
Balance, September 30, 2001                               $ 568        $  355,327          $ (275)        $ (367,581)     $ (11,961)
                                                          =====        ==========          ======         ==========      =========


Balance, January 1, 2002                                  $ 568        $  355,377          $ (276)        $ (367,292)     $ (11,623)

   Amortization of restricted stock grants                                                     47                                47
   Amortization related to stock options                                                       95                                95
   Change in value of performance-based stock options                          40             (40)
   Exercise of options to purchase common shares                                1                                                 1
   Net loss                                                                                                  (10,537)       (10,537)
                                                          -----        ----------          ------         ----------      ---------

Balance, September 30, 2002                               $ 568        $  355,418          $ (174)        $ (377,829)     $ (22,017)
                                                          =====        ==========          ======         ==========      =========













             See notes to interim consolidated financial statements.
                                       4

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2002 and 2001
(In thousands)
(Unaudited)



                                                                                                        2002            2001
                                                                                                      -------          ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                              $(10,537)       $ (1,666)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
   Minority interest                                                                                       750             750
   Provision for environmental remediation                                                              11,160            --
   Amortization of deferred compensation pursuant to stock incentive plans                                 142             126
   Amortization of debt discount on note payable to Leucadia Financial Corporation                         858             762
   Changes in operating assets and liabilities:
       Land and real estate held for development and sale                                                 (942)           (624)
       Deposits and other assets                                                                             6             (77)
       Recreation center liability                                                                        --               (41)
       Accounts payable and accrued liabilities                                                           (175)            (93)
                                                                                                      --------        --------

           Net cash provided by (used for) operating activities                                          1,262            (863)
                                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement with Leucadia Financial Corporation                                      650             500
Payments related to credit agreement with Leucadia Financial Corporation                                  --              (500)
Exercise of options to purchase common shares                                                                1            --
                                                                                                      --------        --------


           Net cash provided by financing activities                                                       651            --
                                                                                                      --------        --------

Net increase (decrease) in cash and cash equivalents                                                     1,913            (863)

Cash and cash equivalents, beginning of period                                                           1,454           1,631
                                                                                                      --------        --------

Cash and cash equivalents, end of period                                                              $  3,367        $    768
                                                                                                      ========        ========

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                                $  1,221        $  1,207

   Cash paid for income taxes (net of refunds)                                                        $    117        $    179







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

2. Field overhead and management service fees earned from the San Elijo Hills project were $1,610,000 and $3,274,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $57,000 and $1,852,000 for the three month periods ended September 30, 2002 and 2001, respectively. In addition, the Company earned co-op marketing and advertising fees from the project's homebuilders of $1,496,000 and $469,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $600,000 and $122,000 for the three month periods ended September 30, 2002 and 2001, respectively. See Note 14 for information about the Company's acquisition of this project on October 21, 2002.

3. The note payable to Leucadia Financial Corporation ("LFC), a subsidiary of Leucadia National Corporation ("Leucadia"), has a principal amount of $26,462,000. Interest on the note of $1,188,000 and $401,000 was expensed and paid during each of the nine and three month periods ended September 30, 2002 and 2001, respectively. Additionally, interest expense includes amortization of debt discount related to the indebtedness to LFC of $858,000 and $762,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $297,000 and $264,000 for the three month periods ended September 30, 2002 and 2001, respectively. On October 9, 2002, the maturity date of this note was extended from December 31, 2004 to December 31, 2007 and the interest rate was increased from the then existing 6% to 9% for the period from December 31, 2004 to December 31, 2005, 10% for the period from December 31, 2005 to December 31, 2006 and 11% thereafter. In connection with these amendments, the Company paid LFC a $250,000 fee.

4. In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, unless earlier terminated by LFC not later than November 15 of any year, effective
     February 28 of the following year. At September 30, 2002, $650,000 was outstanding under this facility. Interest on the line of credit of $33,000 and $19,000 was expensed and paid during the nine month periods ended September 30, 2002 and 2001, respectively. On October 9, 2002, this line of credit with LFC was increased from $3,000,000 to $10,000,000, and LFC's ability to terminate the line of credit as of November 15 of any year was removed.

5. The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. The Company has commissioned a remediation study concerning 34 acres of undeveloped land owned by Otay Land Company. The need for remediation results from activities conducted on the land prior to the Company's ownership. Based upon the preliminary findings of this study, the Company has estimated that the cost to implement the most likely remediation alternative would be approximately $11,200,000. The Company has accrued that amount as an operating expense in the third quarter of 2002. The estimated liability is neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. Although this estimated liability is the Company's current best estimate, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

6. Basic income (loss) per share of Common Stock was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 56,808,125 and 56,807,845 for the nine month periods ended September 30, 2002 and 2001, respectively, and 56,808,223 and 56,807,883 for the three month periods ended September 30, 2002 and 2001, respectively. The number of shares used to calculate diluted earnings (loss) per share was 56,808,125 and 56,807,845 for the nine month periods ended September 30, 2002 and 2001, respectively, and 56,808,223 and 57,205,282 for the three month periods ended September 30, 2002 and 2001, respectively. Options to purchase 358,043 and 368,259 weighted average shares for the nine month period ended September 30, 2002 and 2001, respectively, and 413,767 weighted average shares for the three month period ended September 30, 2002 were not included in the computation of diluted loss per share as those options were antidilutive.

7. Under the current administrative services agreement, which was amended as of January 1, 2002 to extend through December 31, 2002, LFC provides administrative services, including providing the services of one of the Company's executive officers, for a monthly fee of $10,000. Administrative fees paid to LFC were $90,000 and $82,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $30,000 and $26,000 for the three month periods ended September 30, 2002 and 2001, respectively.

     The Company's corporate office is in part of an office building subleased from Leucadia for a monthly amount equal to its share of Leucadia's cost for such space and furniture. In connection with these rentals, the Company expensed $183,000 and $185,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $59,000 and $61,000 for the three month periods ended September 30, 2002 and 2001, respectively.

8. In June 2002, the partnership relating to the development in La Quinta, California, in which one of the Company's subsidiaries was a partner, was dissolved. In connection therewith, the subsidiary is no longer required to maintain a minimum net worth of $1,000,000 in connection with an indemnity agreement.

9. In June 2002, Otay Land Company sold 85 acres of developable land for total cash proceeds of $4,285,000, which included $500,000 previously received as a non-refundable deposit. Cost of sales related to this transaction aggregated $809,000, consisting of land costs, closing costs and commissions. Land costs allocated to the parcel of land sold were determined based on the relative fair values of the various land components prior to development and are charged to cost of sales at the time of the sale.

     The cash generated from this sale is not available for general corporate use by the Company; however, as permitted by the provisions of the Otay Land Company LLC agreement, (the "Agreement"), it has been retained by Otay Land Company to fund its project costs and operating expenses. Any distribution of available cash from Otay Land Company must first be paid to Leucadia to satisfy its cumulative preferred return and its preferred capital interest before any distributions can be paid to the Company. At September 30, 2002, Leucadia's preferred capital interest and cumulative preferred return, which is reflected as minority interest in the consolidated balance sheet, totaled $13,958,000. Minority interest expense for the periods ended September 30, 2002 reflects the reversal of $407,000 recorded in the second quarter of 2002, representing Leucadia's incremental 2% annual cumulative preferred return that is payable out of and to the extent there are profits under the Agreement. Such amount was reversed in the third quarter of 2002 because as of September 30, 2002, Otay Land Company no longer had cumulative profits.

10. Income tax expense for the periods ended September 30, 2002 and 2001 principally relates to federal and state minimum taxes incurred. The Company has not recognized income tax benefits for its operating losses and deferred tax assets due to the uncertainty of sufficient future taxable income that is required in order to record such tax benefits.

11. On July 10, 2002, options to purchase an aggregate of 6,000 shares of Common Stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $.95 per share, the then current market price per share.

12. Prior to the amendment and settlement discussed below, the schedule under the general development plan for Otay Ranch called for the conveyance of mitigation land from an identified initial area in which the Company owned 437 acres. Other owners of developable land in the project have not had enough mitigation land in this initial area of conveyance to enable them to proceed with immediate development without the acquisition of additional mitigation land. The City of Chula Vista proposed an amended conveyance schedule that the Company had previously opposed.

     On August 27, 2002, the Company reached agreement with the City of Chula Vista and another party in settlement of the Company's objection to the amendment of the conveyance schedule, and the amendment was adopted. Under the settlement, among other things, the Company withdrew its objection to the revised conveyance schedule and the City agreed to acquire the Company's 437 acres of mitigation land by eminent domain proceedings. The amount that the Company could ultimately receive for this property will be based upon appraisals, the value of which currently cannot be estimated, but is not expected to be less than book value.

13. The Company recently accepted an offer to sell approximately 1,450 acres of developable and related mitigation land within Otay Ranch for a sales price of $22,500,000. If the transaction closes, this sale would result in a pre-tax gain of approximately $18,000,000 for Otay Land Company, and the sales proceeds would give the Otay Land Company the ability to completely satisfy the preferred capital interest and preferred return due to Leucadia (aggregating $14,750,000 at September 30, 2002, inclusive of the incremental 2% annual cumulative preferred return payable only to the extent there are profits). Consummation of the transaction is subject to a number of conditions, including obtaining necessary state and federal governmental approvals to fund the purchase price, and other matters. No assurance can be given that the requisite approvals will be obtained or that the transaction will ultimately be consummated. The Company's obligation to sell this land to the offeror expires if the transaction does not close by February 28, 2003.

14. On October 21, 2002, the Company purchased from Leucadia all of the issued and outstanding shares of capital stock of CDS Holding Corporation ("CDS"), which through its majority-owned indirect subsidiary, San Elijo Hills Development Company, LLC ("San Elijo"), is the owner of the San Elijo Hills project, a master-planned community located in the City of San Marcos, in San Diego County, California. As more fully described in the 2001 10-K, the Company has been the development manager of this project, under a development agreement, pursuant to which the Company has been entitled to certain fees based on the project's revenues, and a success fee. Development of the project is underway, with land for approximately 1,600 dwelling units sold and land for approximately 1,800 of the dwelling units and all of the commercial property remaining to be developed during the course of this decade.

     The purchase price of $25,000,000 consisted of $1,000,000 in cash and 24,742,268 newly issued shares of the Company's common stock, which represents approximately 30.3% of the newly outstanding HomeFed stock. The value the Company received through the purchase of CDS includes the $15,200,000 preferred return payable by San Elijo, CDS's residual equity interest after payment of the success fee and Leucadia's commitment to continue to provide to San Elijo project improvement bonds which are required prior to the commencement of any project development. The principal assets of CDS on a consolidated basis include the project real estate that is being developed in stages, and cash and cash equivalents of approximately $20,200,000, which will be used for future development and other project related expenses.

     The acquisition of CDS will be accounted for as a purchase, and the Company will consolidate CDS in its financial statements subsequent to acquisition. The San Elijo Hills project is encumbered by trust deed indebtedness as of September 30, 2002 in the amount of $21,800,000, which does not bear interest. Such debt is payable in certain specified amounts upon the sale of lots, or if there are no future lot sales, an aggregate minimum amount of $600,000 is payable each year. Under purchase accounting, the Company will record this obligation in its financial statements at the date of acquisition based on the present value of amounts expected to be paid, discounted at an appropriate interest rate.

     In connection with the acquisition, the Company is in the process of preparing historical audited financial statements of CDS and certain pro forma financial information for filing with the Securities and Exchange Commission. The preparation of the pro forma balance sheet information and the accounting for this acquisition will be based upon independent appraisals of the value of the assets and liabilities acquired, which have not as yet been completed. However, the table below presents a preliminary pro forma balance sheet of the Company after the acquisition of CDS, based upon the Company's estimate of the value of the assets and liabilities acquired. The pro forma amounts may change upon receipt of the independent appraisals.


                                                                     HomeFed              Pro Forma              HomeFed
                                                                   Corporation           Adjustments           Corporation
                                                                   Historical          for Acquisition          Pro Forma
                                                               September 30, 2002          of CDS           September 30, 2002
                                                               ------------------      ---------------      ------------------

Assets:
Land and real estate held for development and sale                $   24,548             $  36,280 (a)         $ 60,828
Cash and cash equivalents                                              3,367                20,097 (b)           23,464
Deposits and other assets                                                454                 3,781                4,235
                                                                  ----------             ---------             --------

Total                                                             $   28,369             $  60,158             $ 88,527
                                                                  ==========             =========             ========

Liabilities:
Payable to Leucadia Financial Corporation                         $   24,016             $   --                $ 24,016
Trust deed indebtedness                                                --                   16,224 (c)           16,224
Other liabilities                                                     12,412                17,362               29,774
                                                                  ----------             ---------             --------

   Total liabilities                                                  36,428                33,586               70,014
                                                                  ----------             ---------             --------

Minority Interest                                                     13,958                 2,572               16,530
                                                                  ----------             ---------             --------

Stockholders' (Deficit) Equity                                       (22,017)               24,000 (d)            1,983
                                                                  ----------             ---------             --------

Total                                                             $   28,369             $  60,158             $ 88,527
                                                                  ==========             =========             ========



(a)  Represents the estimated fair value of the real estate acquired.
(b) Represents the cash and cash equivalents held by CDS on September 30, 2002, less cash paid by CDS to Leucadia prior to the closing pursuant to the acquisition agreement and the cash portion of the purchase price paid by the Company.
(c) Represents the net present value of estimated future payments as of September 30, 2002, discounted at 10%.
(d)  Represents the fair market value of the common shares issued to Leucadia.



The issuance of the Company's common stock to Leucadia was made in a private transaction pursuant to an exemption from registration under the United States Securities Act of 1933, as amended. The Company has agreed to register such shares pursuant to the Securities Act under certain circumstances. These transactions were negotiated with and approved by a committee of Company directors who are independent of Leucadia and not otherwise affiliated with HomeFed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2001 10-K.

Liquidity and Capital Resources

For the nine month period ended September 30, 2002, net cash was provided by operations, primarily from the proceeds of the sale of real estate at the Otay Ranch project as described below. For the nine month period ended September 30, 2001, net cash was used for operating activities principally to pay interest and general and administrative expenses. The Company's principal sources of funds are proceeds from the sale of the Company's real estate, its $10,000,000 line of credit from LFC and dividends or borrowings from its subsidiaries.

In June 2002, Otay Land Company sold 85 acres of developable land for total cash proceeds of $4,285,000, which included $500,000 previously received as a non-refundable deposit. The cash generated from this sale is not available for general corporate use by the Company; however, as permitted by the provisions of the Otay Land Company LLC agreement, it has been retained by Otay Land Company to fund its project costs and operating expenses. Any distribution of available cash from Otay Land Company must first be paid to Leucadia to satisfy its cumulative preferred return and its preferred capital interest before any distributions can be paid to the Company. At September 30, 2002, Leucadia's preferred capital interest and cumulative preferred return, which is reflected as minority interest in the consolidated balance sheet, totaled $13,958,000.

As more fully described in the 2001 10-K, the Company has been the development manager of the San Elijo Hills project, under a development agreement, pursuant to which the Company has been entitled to certain fees based on the project's revenues ("the development management fees"), and a success fee out of the project's net cash flow, if any, up to a maximum amount. The Company also receives co-op marketing and the advertising fees that are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price and are recorded as revenue when the home is sold. For the nine month periods ended September 30, 2002 and 2001, the Company recognized development management and co-op marketing and advertising fees aggregating $3,106,000 and $3,743,000, respectively, and $657,000 and $1,974,000 for the three month periods ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company has not recognized any success fee income as none would have been contractually earned. Subsequent to the acquisition of CDS, the development agreement was amended to eliminate the success fee provisions, but the development management fees will continue to be paid directly to HomeFed.

As more fully described in Note 14 of Notes to Interim Consolidated Financial Statements, on October 21, 2002, the Company purchased from Leucadia all of the issued and outstanding shares of capital stock of CDS, which through its majority-owned indirect subsidiary, San Elijo, is the owner of the San Elijo Hills project. The purchase price of $25,000,000 consisted of $1,000,000 in cash and 24,742,268 newly issued shares of the Company's common stock, which represents approximately 30.3% of the newly outstanding HomeFed stock. The principal assets of San Elijo include the project real estate that is being developed in stages, and cash and cash equivalents of approximately $20,200,000, which will be used for future development and other project related expenses.

The Company expects that the cash and cash equivalents acquired with the San Elijo Hills project will be sufficient, along with the credit line from LFC and the operating cash flows expected from the project, to fund future project development. Any cash amounts in excess of reserves for future development will be used by the San Elijo Hills project to pay down its intercompany debt, thereby becoming a source of funds for the Company. The amount due as of the date of acquisition was $15,200,000, and bears interest at 12%. Once this intercompany debt is fully repaid, any distribution of available cash from the San Elijo Hills project to the Company would be in the form of a dividend, and would represent the Company's proportionate interest in the project (with minority stockholders receiving dividends representing their respective proportionate interests in the project).

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

As of September 30, 2002, the Company owed $26,462,000 principal amount to LFC. This obligation is reflected in the consolidated balance sheet, net of discount, at $23,366,000 as of September 30, 2002. During the nine months ended September 30, 2002, the Company paid LFC interest of $1,188,000 relating to this note payable. On October 9, 2002, the maturity date of this note was extended to December 31, 2007 and the interest rate was increased from the then existing 6% to 9% for the period from December 31, 2004 to December 31, 2005, 10% for the period from December 31, 2005 to December 31, 2006 and 11% thereafter. In connection with the amendments to the note, the Company paid LFC a fee of $250,000.

The Company has a line of credit agreement with LFC, which was amended effective March 1, 2002, to extend the maturity to February 28, 2007, unless earlier terminated by LFC not later than November 15 of any year, effective February 28 of the following year. On October 9, 2002, this line of credit with LFC was increased from $3,000,000 to $10,000,000, and LFC's ability to terminate the line of credit as of November 15 of any year was removed. Loans outstanding under this line of credit bear interest at 10% per annum. At September 30, 2002, $650,000 was outstanding under this facility. In October 2002, the Company borrowed an additional $1,500,000 under this facility.

Prior to the amendment and settlement discussed below, the schedule under the general development plan for Otay Ranch called for the conveyance of mitigation land from an identified initial area in which the Company owned 437 acres. Other owners of developable land in the project have not had enough mitigation land in this initial area of conveyance to enable them to proceed with immediate development without the acquisition of additional mitigation land. The City of Chula Vista proposed an amended conveyance schedule that the Company had previously opposed.

On August 27, 2002, the Company reached agreement with the City of Chula Vista and another party in settlement of the Company's objection to the amendment of the conveyance schedule, and the amendment was adopted. Under the settlement, among other things, the Company withdrew its objection to the revised conveyance schedule and the City agreed to acquire the Company's 437 acres of mitigation land by eminent domain proceedings. The amount that the Company could ultimately receive for this property will be based upon appraisals, the value of which currently cannot be estimated, but is not expected to be less than book value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued

The Company recently accepted an offer to sell approximately 1,450 acres of developable and related mitigation land within Otay Ranch for a sales price of $22,500,000. If the transaction closes, this sale would result in a pre-tax gain of approximately $18,000,000 for Otay Land Company, and the sales proceeds would give the Otay Land Company the ability to completely satisfy the preferred capital interest and preferred return due to Leucadia (aggregating $14,750,000 at September 30, 2002, inclusive of the incremental 2% annual cumulative preferred return payable only to the extent there are profits). Consummation of the transaction is subject to a number of conditions, including obtaining necessary state and federal governmental approvals to fund the purchase price, and other matters. No assurance can be given that the requisite approvals will be obtained and that the transaction will ultimately be consummated. The Company's obligation to sell this land to the offeror expires if the transaction does not close by February 28, 2003.

Results of Operations

Sales of real estate for the nine month period ended September 30, 2002 reflects the sale of 85 acres of developable land at the Otay Ranch project referred to above. There were no sales of real estate during the three month period ended September 30, 2002 or for the 2001 periods. Actual cost of sales recorded during 2002 consists of land costs, closing costs and commissions.

Fee income related to the San Elijo Hills project was $3,106,000 and $3,743,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $657,000 and $1,974,000 for the three month periods ended September 30, 2002 and 2001, respectively. The decrease in 2002 primarily reflects lower field overhead and management services fees due to reduced sales of real estate at the San Elijo Hills project during 2002. This decrease was partially offset by greater co-op marketing and advertising fees relating to the sale of homes by builders.

Income from options on real estate properties reflects non-refundable fees received to extend the closing date on the sale of the 85 acres of developable land at the Otay Ranch project, which closed in June 2002. The Company received $300,000 and $540,000 of such fees in the nine month periods ended September 30, 2002 and 2001, respectively, and $180,000 in the three month period ended September 30, 2001.

The Company has commissioned a remediation study concerning 34 acres of undeveloped land owned by Otay Land Company. The need for remediation results from activities conducted on the land prior to the Company's ownership. Based upon the preliminary findings of this study, the Company has estimated that the cost to implement the most likely remediation alternative would be approximately $11,200,000. The Company has accrued that amount as an operating expense in the third quarter of 2002. The estimated liability is neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. Although this estimated liability is the Company's current best estimate, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Interest expense reflects the interest due on indebtedness to LFC of $1,221,000 and $1,207,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $417,000 and $407,000 for the three month periods ended September 30, 2002 and 2001, respectively. Interest expense also includes amortization of debt discount related to the indebtedness to LFC of $858,000 and $762,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and $297,000 and $264,000 for the three month periods ended September 30, 2002 and 2001, respectively.

General and administrative expenses increased in the 2002 periods as compared to the same periods in 2001 principally due to greater expenses related to salaries and professional fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued


The increase in other income for the nine month period ended September 30, 2002 as compared to the same period in 2001 primarily relates to the gain on a sale of a foreclosed property and the proceeds received upon the dissolution of a partnership in excess of its recorded investment balance.

Income tax expense for the periods ended September 30, 2002 and 2001 principally relates to federal and state minimum taxes incurred. The Company has not recognized income tax benefits for its operating losses and deferred tax assets due to the uncertainty of sufficient future taxable income that is required in order to record such tax benefits.

The decrease in minority interest for the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001 reflects the reversal of $407,000 recorded in the second quarter of 2002, representing Leucadia's incremental 2% annual cumulative preferred return that is payable out of and to the extent there are profits under the Otay Land Company LLC agreement. Such amount was reversed in the third quarter of 2002 because as of September 30, 2002, Otay Land Company no longer had cumulative profits.

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

o changes in implementation and/or enforcement of governmental rules and regulations,

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


o    delays in construction schedules and cost overruns,

o    availability   and  cost  of  land,   materials  and  labor  and  increased
     development costs many of which the Company would not be able to control,

o    damage to properties or condemnation of properties,

o    the occurrence of significant natural disasters,

o    imposition  of  limitations  on  the  Company's   ability  to  develop  its
     properties   resulting  from   environmental   laws  and   regulations  and
     developments in or new applications thereof,

o    the inability to insure certain risks economically,

o increased interest costs as a result of a delay in project completion requiring the financing to remain outstanding for a longer than projected period of time,

o the availability of reliable energy sources in California and consumer confidence in the dependability of such energy sources,

o changes in the composition of the Company's assets and liabilities through acquisitions or divestitures,

o the actual cost of environmental liabilities concerning land owned in San Diego County, California exceeding the amount reserved for such matter,

o an adverse result in eminent domain proceedings pending in San Diego County, California having an adverse impact on the amount the Company ultimately could realize on the remainder of its mitigation land, and

o the CDS purchase accounting adjustments based on the receipt of independent appraisals resulting in different values of assets and liabilities than assumed in the pro forma disclosure.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 4.  Controls and Procedures.

     (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

        The following matters were submitted to a vote of shareholders at the Company's 2002 Annual Meeting of Shareholders held on July 10, 2002.

        a) Election of directors.

                                                                             Number of Shares
                                                                             ----------------
                                                                       For                   Withheld
                                                                       ---                  ----------

                Patrick D. Bienvenue                                49,996,719                191,943
                Paul J. Borden                                      49,563,634                625,028
                Timothy M. Considine                                49,996,469                192,193
                Ian M. Cumming                                      49,996,388                192,274
                Michael A. Lobatz                                   49,996,924                191,738
                Joseph S. Steinberg                                 49,995,823                192,839

        b) Amendment to the Corporation's Certificate of Incorporation.

                For                                                 48,485,217
                Against                                              1,595,076
                Abstentions                                            108,369
                Broker non-votes                                          --


        c) Ratification  of  PricewaterhouseCoopers   LLP,  as  independent
           auditors for the year ended December 31, 2002.

                For                                                 50,112,424
                Against                                                 37,541
                Abstentions                                             38,697
                Broker non-votes                                          --


Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits.

           3.3 Amendment to Amended and Restated Bylaws of the Company, dated July 10, 2002.

           3.4        Certificate   of   Amendment   of   the   Certificate   of
                      Incorporation of the Company, dated July 10, 2002.

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



                                                HOMEFED CORPORATION
                                                  (Registrant)




Date:  November 14, 2002                        By: /s/ Erin N. Ruhe
                                                    -----------------
                                                Erin N. Ruhe
                                                Vice President and Controller
                                                (Principal Accounting Officer)



                                 CERTIFICATIONS


I, Paul J. Borden, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of HomeFed Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

                                                By: /s/ Paul J. Borden
                                                    ------------------
                                                    Paul J. Borden
                                                    Principal Executive Officer


                                 CERTIFICATIONS

I, Erin N. Ruhe, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of HomeFed Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002


                                                By: /s/ Erin N. Ruhe
                                                    ----------------
                                                    Erin N. Ruhe
                                                    Principal Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                          Description


3.3        Amendment to Amended and Restated  Bylaws of the Company,  dated July
           10, 2002.

3.4 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2002.

99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.