Form 10-K
period 2002-12-31
HOMEFED CORP
filed 2003-03-28
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to___________

                        Commission file number: 1-10153

                               HOMEFED CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    33-0304982
   ---------------------------------        ------------------------------------
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

                                1903 Wright Place
                                    Suite 220
                           Carlsbad, California 92008

                                 (760) 918-8200
    ------------------------------------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of June 30, 2002, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $36,783,000 on that date.


As of March 14, 2003, there were 81,550,844 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I


Item 1.  Business.
-------  ---------

                                   THE COMPANY

Introduction

     HomeFed Corporation ("HomeFed") was incorporated in Delaware in 1988. As used herein, the term "Company" refers to HomeFed and its subsidiaries, except as the context may otherwise require. The Company is engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. The Company also investigates the acquisition of new real estate projects, although no assurance can be given that the Company will find new investments providing a satisfactory return or, if found, that the Company will have access to the capital necessary to make new real estate investments. The executive office of the Company is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.

     The Company's development projects consist of two master-planned communities located in San Diego County, California: San Elijo Hills, and a portion of the larger Otay Ranch planning area.

     As the owner of these projects, the Company is responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities. The Company develops and markets its communities in phases to allow itself the flexibility to sell finished lots to suit market conditions and to enable it to create stable and attractive neighborhoods. Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction.

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

Current Development Projects

San Elijo Hills

     Acquisition of CDS Holding Corporation ("CDS"). On October 21, 2002, the
     ----------------------------------------------
Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS, which through its majority-owned subsidiaries is the owner of the San Elijo Hills project. The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, will be a community of approximately 3,400 homes and apartments as well as commercial properties that are expected to be completed during the course of this decade. Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provided that the Company would participate in the net cash flow of the project through the payment of a success fee, and that the Company receive fees for the field overhead, management and marketing services it provides, based on the revenues of the project. No success fee had been paid prior to the Company's acquisition of CDS.

     The $25,000,000 purchase price consisted of $1,000,000 in cash and 24,742,268 shares of the Company's common stock, representing approximately 30.3% of the Company's outstanding shares. Prior to the acquisition of CDS, the Company had the right to receive a substantial portion of CDS's share of the project's net cash flow through the success fee arrangement. Since it already owned the value represented by the success fee, the principal assets the Company received through the purchase of the stock of CDS included cash and cash equivalents of approximately $20,000,000, which will be used for future development and other project related expenses, the value of CDS's residual equity interest net of the success fee, and Leucadia's commitment to continue to provide project improvement bonds which are required prior to the commencement of any project development. After the acquisition of CDS, since the Company was both an indirect owner of the San Elijo Hills project and the holder of the rights to the success fee, the development management agreement was amended to eliminate the success fee provisions.

     Through its majority owned subsidiaries, CDS has an effective 68% indirect equity interest in the San Elijo Hills project, due to minority interests held by former owners of the project before CDS acquired its interest. However, CDS has the right to the return of funds advanced to the project and to receive a preferred return on its investment before any amounts are distributed to the minority shareholders. For more information on the minority interests, see Note 6 to Consolidated Financial Statements.

     The Company has included the financial position and results of operations of CDS in its consolidated financial statements from October 21, 2002, the date CDS was acquired. In order to determine the book value of the acquired assets and liabilities, generally accepted accounting principles require an initial allocation of the purchase price among individual assets and liabilities to be based upon their relative fair values at the date of acquisition, which were primarily determined based upon independent third-party appraisals. Further, since the Company believes that the acquisition of CDS will enable it to generate taxable income that will be offset by some of the Company's net operating loss carryforwards ("NOLs"), it must record a deferred tax asset in the purchase price allocation. If the aggregate fair values of the net assets acquired exceed the purchase price, as was the case with CDS, generally accepted accounting principles require that the excess be applied to reduce the fair values of certain non-current assets, but not to reduce the deferred tax asset. As a result of the application of these rules and the amount of cash and cash equivalents acquired, only immaterial amounts were allocated to non-current assets, including real estate. For more information on the accounting for the acquisition of CDS, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to Consolidated Financial Statements.

     Development Activity. The table below summarizes sales activity at the San
     --------------------
Elijo Hills project prior to the Company's acquisition of CDS. Since the Company was not the owner of the project, it did not reflect these sales in its statements of operations. However, the Company did earn fees for these sales as development manager, which are reflected in its statements of operations and shown in the table.

                                                                    Year Ended December 31,
                                                                     (Dollars in thousands)
                                                           ------------------------------------------

                                                            2002 (1)          2001             2000
                                                            ----            --------         --------

    Number of units sold (2)                                    365              691              528
    Aggregate sales proceeds, net of closing costs:
        Residential sites                                   $28,100         $ 70,100         $ 71,100
        Non-residential sites                               $  --           $ 13,400         $   --
    Development management fees earned                      $ 1,610         $  4,775         $  3,464


(1) Reflects activity in 2002 prior to the Company's acquisition of CDS on October 21, 2002.
(2)  Units are comprised of single family lots and multi-family units.

     In December 2002, one neighborhood consisting of 92 single family lots was sold for an aggregate purchase price of $24,700,000, net of closing costs. Of this amount, CDS received $17,100,000 in cash, $6,600,000 in a non-interest bearing promissory note that will be paid by the purchaser upon completion of certain improvements to the property and the balance was used to pay closing costs and to satisfy trust deed indebtedness on the underlying land. The amount due from the purchaser is secured by a first trust deed on the property. The Company has recorded a gain on the sale of $2,800,000 in 2002 results of operations and has deferred $16,300,000 of gain under the percentage of completion method of accounting. For additional information on this sale, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As of December 31, 2002, land representing 1,722 units, consisting of 1,369 single family lots, 81 multi-family units and 272 very low income apartment units remain to be sold in the project. In addition, the project has certain commercial lots and school sites that it expects to sell. The Company has entered into agreements with home builders to sell 430 single family lots for aggregate cash proceeds of $98,700,000, and received non-refundable option payments from the purchasers totaling $8,000,000. These option payments will be applied to reduce the amount due from the purchasers at closing.

     The very low income apartment units that are planned represent an obligation to provide affordable housing in the project. The Company does not expect to earn a profit from the development of these units, and the issuance of building permits for lots not currently under contract may be delayed until this obligation is satisfied, thereby affecting the timing of future lot sales. In addition, in order for the City of San Marcos to issue building permits to the Company's prospective lot purchasers for lot sales not already under contract, improvements to certain off site roads need to be under construction. The Company is not responsible or obligated to make these improvements nor does it have any control over the commencement of these improvements. In addition, the road improvements will require other parties to acquire land and obtain environmental permits prior to the commencement of construction. Although the Company has been informed that these permits will be obtained and all necessary land acquired such that the project will not be materially delayed, no assurance can be given that the improvements will be under construction in a timely manner.

Otay Ranch

     In October 1998, the Company and Leucadia formed Otay Land Company, LLC (the "Otay Land Company") to purchase approximately 4,850 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master-planned community south of San Diego, California. Otay Land Company acquired this land for $19,500,000. The Company has contributed $12,100,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest; the Company is the managing member of Otay Land Company.

     In 1993, the City of Chula Vista and the County of San Diego approved a General Development Plan for the larger planning area. Although there is no specified time within which implementation of the General Development Plan must be completed, it is expected that full development of the larger planning area will take decades. This General Development Plan establishes land use goals, objectives and policies within the larger planning area. The General Development Plan for the larger planning area contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a proposed university site and a network of infrastructure, including roads and highways, a public transportation system, park systems and schools. Actual development of any of these will require that further entitlements and approvals be obtained. Any development within the larger Otay Ranch master-planned community must be consistent with this General Development Plan. While the General Development Plan can be amended, subject to approval by either or both of the City of Chula Vista and the County of San Diego, Otay Land Company has certain vested and contractual rights that protect its development interests in Chula Vista, covering approximately 42% of its developable land.

     In June 2002, Otay Land Company sold 85 acres of mostly developable land for a sales price of $4,300,000. The sales proceeds were in addition to an aggregate of $1,080,000 of option payments previously received from the purchaser. The cash generated from this sale is not available for general corporate use by the Company; however, as permitted by the provisions of the Otay Land Company operating agreement, it was retained by Otay Land Company to fund its project costs and operating expenses. Any distribution of available cash from Otay Land Company must first be paid to Leucadia to satisfy its cumulative preferred return and its preferred capital interest before any distributions can be paid to the Company.

     Of the approximately 4,760 acres currently owned by Otay Land Company, the total developable area is approximately 1,430 acres, including approximately 380 acres of land designated as "Limited Development Area and Common Use Area." The remaining approximately 3,330 acres are designated as various qualities of non-developable open space mitigation land. Under the General Development Plan,
1.188 acres of open space mitigation land from within the Otay Ranch project must be dedicated to the government for each 1.0 acre of land that is developed, excluding land designated Limited Development Area and Common Use Area.

     Otay Land Company has accepted an offer to sell approximately 1,445 acres of land for a sales price of $22,500,000. The land to be sold includes 561 developable acres, 218 acres of Limited Development Area and Common Use Area and 666 acres of open space mitigation land. Closing of the transaction is subject to the approval of federal government agencies. If the transaction closes, this sale would result in a pre-tax gain of approximately $17,600,000, and the sales proceeds would give Otay Land Company the ability to completely satisfy the preferred capital interest and preferred return due to Leucadia (aggregating $12,500,000 at December 31, 2002, inclusive of the incremental 2% annual cumulative preferred return payable only to the extent there are profits). The Company's obligation to sell this land to the offeror expires if the transaction does not close by April 30, 2003.

     Prior to the amendment and settlement discussed below, the schedule under the General Development Plan for Otay Ranch called for the conveyance of mitigation land from an identified initial area in which the Company owned 437 acres of mitigation land. Not all owners of developable land in the project have enough mitigation land in this initial area of conveyance to enable them to meet the mitigation requirements. Early in 2002, the City of Chula Vista proposed an amended conveyance schedule that the Company initially had opposed. In August 2002, the Company reached an agreement with the City of Chula Vista and another party in settlement of the Company's objection to the amendment of the conveyance schedule, and the amendment was adopted. Under the settlement, among other things, the Company withdrew its objection to the revised conveyance schedule and the City agreed to acquire the Company's 437 acres of mitigation land by eminent domain proceedings. As required by these proceedings, in 2002 the City of Chula Vista paid the Company an amount equal to the City's good faith estimate of the value of this property, which totaled $2,524,000, although title to the property has not yet been transferred to the City. The City is in the process of appraising the property and an adjustment of the amount paid to the Company, either up or down, could result if their appraisal is different from the initial good faith estimate. Any increase or decrease to the amount that the Company could ultimately receive for this property, as well as whether all of the 437 acres actually will be transferred, will be based upon the results of the eminent domain proceedings, the outcome of which cannot be predicted. The Company has reflected the amounts received to date as a liability and has not recognized any income; however, the proceeds have been remitted to Leucadia to reduce its preferred capital interest.

     Some owners of development land have adequate or excess mitigation land, while other owners lack sufficient acreage of mitigation land to cover their inventory of development land. The Company currently has substantially more mitigation land than it would need to develop its property at this project. Based upon the General Development Plan conditions, the Company believes that a market for this land could develop within the larger Otay Ranch development area as development progresses.

     A market for the Company's excess mitigation land also exists among buyers of such land in the San Diego County region. However, it is unclear whether the County of San Diego would accept sales of Otay Ranch mitigation land to mitigate for development unrelated to Otay Ranch.

     The Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of the property. The Otay Land Company may either develop or sell its developable land; until such determination is made, Otay Land Company will not know the nature or extent of the entitlements or approvals that may be required. The Company cannot predict when revenues will be derived from this project. As indicated above, the ultimate development of projects of this type is subject to significant governmental and environmental approval. For additional information concerning environmental matters, see "Environmental Compliance" below.

Other Projects

     Paradise Valley. The Company owns a ten-acre site, previously zoned for public facilities, at the Paradise Valley project, a community located in Fairfield, California. At December 31, 2002, the book value of this site was $1,230,000. In April 2002, the City of Fairfield approved a tentative map which changed the zoning to allow for twenty-four 8,000 square foot residential lots and a five-acre park. However, the Company cannot sell these lots until the City of Fairfield issues final entitlements and the adjoining property owner constructs an access road, both of which are expected to occur later in 2003. Both the timing of the receipt of the final entitlements and the construction of the access road are not within the Company's control, and Company's ability to sell this property could be delayed. Once the final entitlements are received, the City of Fairfield will have the right to acquire the park during the ensuing three-year period, at its market value as of August 2001. If the City does not exercise this right, the Company plans to seek to rezone the park for residential use.

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

     Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. The ability of the Company to develop projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. The Company may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future. Such delays could adversely affect the Company's ability to complete its projects, significantly increase the costs of doing so or drive potential customers to purchase competitors' products.

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

     Under various federal, state and local environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to remediate these substances when present, may adversely affect the owner's ability to sell or rent that real property or to borrow funds using that real property as collateral. It may impose unanticipated costs and delays on projects. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may also be liable for the costs of the investigation, removal and remediation of those wastes at the disposal or treatment facility, regardless of whether that facility is owned or operated by that person. In addition to remediation actions brought by federal, state and local agencies, the presence of hazardous substances on a property could result in personal injury, contribution or other claims by private parties. These claims could result in costs or liabilities that could exceed the value of that property. We are not aware of any notification by any private party or governmental authority of any claim in connection with environmental conditions at any of our properties that we believe will involve any material expenditure other than as disclosed herein.

     The Company has obtained a preliminary remediation study concerning 34 acres of undeveloped land owned by Otay Land Company. The need for remediation results from activities conducted on the land prior to the Company's ownership. Based upon the preliminary findings of this study, the Company has estimated that the cost to implement the most likely remediation alternative would be approximately $11,200,000. The Company accrued that amount as an operating expense in the third quarter of 2002. The estimated liability is neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. The Company is under no immediate obligation to commence remediation. The Company is currently interviewing various environmental specialists and evaluating alternative remediation processes which may impact the total cost. Although this estimated liability is the Company's current best estimate, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Employees

     At December 31, 2002, the Company and its consolidated subsidiaries had 20 full-time employees.

Relationship with Leucadia; Administrative Services Agreement

     Since emerging from bankruptcy in 1995, administrative services and, prior to November 2000, certain managerial support services, have been provided to HomeFed by Leucadia. Leucadia funded HomeFed's bankruptcy plan by purchasing stock and a note of the Company. As of December 31, 2002, the principal amount outstanding on the note was $26,462,000. The note is payable on December 31, 2007 and bears interest at 6% per year through 2004, 9% in 2005, 10% in 2006 and 11% in 2007. In 2002, the Company paid Leucadia $250,000 in connection with amending certain terms of the note. Leucadia has also contributed $10,000,000 as a preferred capital interest to Otay Land Company. In connection with the Company's acquisition of CDS from Leucadia, Leucadia received 24,742,268 shares of the Company's common stock, representing approximately 30.3% of the Company's outstanding shares. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In 1999, Leucadia distributed all of the HomeFed common stock that it owned to shareholders of Leucadia. As a result, at March 25, 2003, Joseph S. Steinberg, Chairman of the Board of HomeFed, and Ian M. Cumming, a director of HomeFed, together with their respective family members (excluding trusts for the benefit of Mr. Steinberg's children) beneficially own approximately 8.8% and 9.5%, respectively, of the Company's outstanding common stock, before consideration of the common shares owned by Leucadia. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At March 25, 2003, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding trusts for the benefit of Mr. Steinberg's children) approximately 15.4% and 16.6%, respectively, of Leucadia's outstanding common shares. In addition to their ownership of HomeFed common stock (directly and through family members), as a result of their beneficial ownership of Leucadia common shares, Messrs. Cumming and Steinberg each may be deemed to be the beneficial owner of the shares of HomeFed common stock beneficially owned by Leucadia.

     Under the current administrative services agreement, which extends through December 31, 2003, Leucadia provides services to the Company for a monthly fee of $10,000. Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company's Treasurer and Secretary, in addition to various administrative functions. Ms. Maki is an officer of subsidiaries of Leucadia. The cost of services provided by Leucadia during 2002 aggregated $120,000.

     In March 2001, the Company entered into a $3,000,000 line of credit agreement with Leucadia. Loans outstanding under this line of credit bear interest at 10% per year; in 2002, the Company paid $87,000 in interest and commitment fees. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, although Leucadia had the right to terminate the line of credit on an annual basis. In October 2002, the line of credit was increased to $10,000,000 and Leucadia's ability to terminate the line of credit prior to maturity was removed, unless the Company is in default. As of March 14, 2003, no amounts were outstanding under this facility.

Investor Information

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically.

     The Company does not maintain a website. The Company will provide without charge upon request copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Requests for such copies should be directed to: HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, CA 92008 (telephone number (760) 918-8200), Attention:
Corporate Secretary.

Item 2. Properties.
------  ----------

     The Company currently develops three real estate properties, the San Elijo Hills project, the Otay Land Company project and the Paradise Valley project, all of which are described under Item 1, Business. Real estate has an aggregate book value of approximately $31,100,000 at December 31, 2002.

     The Company leases 8,944 square feet for its corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008. A portion of this space is sub-leased to Leucadia for a monthly rental of $8,400 in 2002 and $5,500 in 2003.

Item 3. Legal Proceedings.
------  -----------------

     The Company is not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to the Company's consolidated financial position or results of operations.

Item 10. Executive Officers of the Registrant.
-------  ------------------------------------

     As of March 14, 2003, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:




Name                            Age            Position with HomeFed         Office Held Since
----                            ---            ---------------------         -----------------

Paul J. Borden                  54             President                              1998

Corinne A. Maki                 46             Secretary and Treasurer                1995

Curt R. Noland                  46             Vice President                         1998

R. Randy Goodson                37             Vice President                         2000

Simon G. Malk                   33             Vice President                         2000

Erin N. Ruhe                    37             Vice President and Controller          2000



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

     Curt R. Noland. Mr. Noland has served as Vice President of HomeFed since October 1998. He spent the last 23 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until joining HomeFed, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara Land Associates, LP, a 1,000 acre master-planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

     R. Randy Goodson. Mr. Goodson has served as Vice President of HomeFed since April 2000. Mr. Goodson has spent 17 years as a real estate consultant, developer and investor. Prior to joining HomeFed, he was a principal in a San Diego company involved in real estate development and consulting, which provided consulting services to San Elijo Hills and HomeFed. Mr. Goodson is a licensed California real estate broker and a member of the Urban Land Institute.

     Simon G. Malk. Mr. Malk has served as Vice President of HomeFed since April 2000. For the prior six years, Mr. Malk was a principal of a San Diego company involved in residential real estate development and consulting.

     Erin N. Ruhe. Ms. Ruhe has served as Vice President of HomeFed since April 2000 and has been employed by HomeFed as Controller since January 1999. Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
------- -----------------------------------------------------------------
        Matters.
        --------

     The following table sets forth certain information concerning the market price of the Company's common stock for each quarterly period within the two most recent fiscal years.

                                                       High            Low
                                                     ------           ------
Year ended December 31, 2001
        First Quarter                                $ 1.25           $ .79
        Second Quarter                                  .96             .75
        Third Quarter                                  1.00             .90
        Fourth Quarter                                  .94             .82

Year ended December 31, 2002
        First Quarter                                $  .99           $ .80
        Second Quarter                                  .99             .83
        Third Quarter                                  1.09             .89
        Fourth Quarter                                 1.79             .90

Year ending December 31, 2003
        First quarter (through March 14, 2003)        $1.55           $1.35

     The Company's common stock is traded in the over-the-counter market. The Company's common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. The prices above are based on the high and low sales price per share, as published by the National Association of Securities Dealers OTC Bulletin Board Service. On March 14, 2003, the closing bid price for the Company's common stock was $1.37 per share. As of this date, there were 8,028 stockholders of record. The Company did not declare dividends on its common stock during 2001 or 2002 and it does not anticipate that it will pay dividends for the foreseeable future.

     The Company's common stock does not currently meet the minimum requirements for listing on a national securities exchange or inclusion on the Nasdaq Stock Market. If the Company's common stock becomes eligible to be listed or included on the Nasdaq Stock Market, the Company will consider its alternatives with respect to the trading market for the Company's common stock.

     The Company and certain of its subsidiaries have tax loss carryforwards and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the tax loss carryforwards, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating five percent or more of the common stock and the ability of persons or entities now owning five percent or more of the common stock from acquiring additional common stock. The restrictions will remain in effect until the earliest of (a) December 31, 2010, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

     The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

Item 6. Selected Financial Data.
------  -----------------------

     The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7 of this Report. Effective September 20, 1999, Otay Land Company is included in the Company's consolidated financial statements; previously this investment had been accounted for under the equity method. The results of CDS are included in the Company's consolidated results of operations from the date of acquisition (October 21, 2002). For more information on CDS, see Note 2 to Consolidated Financial Statements.

                                                                               Year Ended December 31,
                                                       ------------------------------------------------------------------------
                                                          2002            2001           2000            1999           1998
                                                       ---------       ---------      ---------         ---------     ---------
                                                                   (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Revenues (1)                                         $ 13,111         $  6,523       $  5,175         $  2,643      $  5,752
  Expenses (2)                                           22,418            6,932          7,754            9,058        10,297
  Loss before minority interest                          (9,375)            (377)        (2,409)          (7,002)       (4,481)
  Net loss                                              (11,086)          (1,377)        (3,409)          (7,282)       (4,481)
  Basic loss per share                                 $  (0.18)        $  (0.02)      $  (0.06)        $  (0.22)     $  (0.45)
  Diluted loss per share                               $  (0.18)        $  (0.02)      $  (0.06)        $  (0.22)     $  (0.45)



                                                                                    At December 31,
                                                       --------------------------------------------------------------------------
                                                          2002           2001             2000           1999           1998
                                                       ---------       ---------      ---------         ---------      ---------
                                                                    (In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents                            $ 33,601         $  1,454       $  1,631         $  2,795      $  3,120
  Real estate                                            31,108           23,890         22,979           23,707         5,008
  Total assets                                          117,043           25,804         24,818           27,528        19,415
  Note payable to Leucadia Financial Corporation         23,628           22,508         21,474           20,552        19,736
  Notes payable to trust deed holders                    16,704            --              --               --            --
  Stockholders' equity (deficit)                          1,650          (11,623)       (10,421)          (7,107)       (8,205)
  Shares outstanding                                     81,551           56,808         56,808           56,558        10,000
  Book value per share                                 $   0.02         $  (0.20)      $  (0.18)        $  (0.13)     $  (0.82)



(1) Prior to the acquisition of CDS includes development management fee income from San Elijo Hills of $1,600,000, $4,800,000 and $3,500,000 for the years ended December 31, 2002, 2001 and 2000, respectively. These payments will no longer be reflected as revenues since they will be eliminated in consolidation.

(2) For the year ended December 31, 2002, includes an $11,200,000 provision for environmental remediation, which is more fully discussed in Results of Operations below.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations.
        --------------

     The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

Liquidity and Capital Resources

     Acquisition of CDS Holding Corporation

     On October 21, 2002, the Company purchased from Leucadia all of the issued and outstanding shares of capital stock of CDS, which through its majority-owned subsidiaries is the owner of the San Elijo Hills project. The $25,000,000 purchase price consisted of $1,000,000 in cash and 24,742,268 shares of the Company's common stock, representing approximately 30.3% of the Company's outstanding shares. Since August 1998, the Company has been the development manager for the San Elijo Hills project, for which it was entitled to participate in the net cash flow of the project through the payment of a success fee, and receive fees for the field overhead, management and marketing services it provides, based on the revenues of the project. No success fee had been paid prior to the Company's acquisition of CDS.

     The Company has included the financial position and results of operations of CDS in its consolidated financial statements from the date CDS was acquired. At the date of acquisition, the purchase price for CDS was primarily allocated to acquired cash and cash equivalents of approximately $20,000,000, a deferred tax asset of approximately $45,100,000, and only immaterial amounts were allocated to the real estate acquired and other non-current assets. The principal liabilities of CDS and its subsidiaries included indebtedness collateralized by the project real estate of approximately $17,600,000, and deferred revenue of approximately $12,800,000. For additional information with respect to the accounting for the acquisition, see Results of Operations below and Note 2 to Consolidated Financial Statements.

     Pursuant to an agreement with CDS and its subsidiaries, Leucadia has historically provided project improvement bonds which were required prior to the commencement of any project development. This agreement was not affected by the Company's acquisition of CDS, and Leucadia will continue to obtain these bonds on behalf of the project. The Company would not have been able to complete the acquisition of CDS had CDS not had this commitment from Leucadia, as well as the cash and cash equivalents referred to above. This liquidity is necessary so that CDS can fund its future development and other project related expenses, which the Company believes it will be able to do.

     Other Liquidity Matters

     For the year ended December 31, 2002, net cash was provided by operating activities, principally from sales of real estate, whereas for the years ended December 31, 2001 and 2000, net cash was used for operating activities, principally to pay interest and general and administrative expenses. The Company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with Leucadia, fee income from the San Elijo Hills project and dividends or borrowings from or repayment of advances by its subsidiaries.

     The Company expects that its cash on hand, together with the sources described above, will be sufficient to meet its cash flow needs for the foreseeable future. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company could accelerate its subsidiaries' sale of real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to Leucadia to collateralize its $26,462,000 borrowing from Leucadia, it may be unable to obtain financing from sources other than Leucadia. Further, if the Company were to sell its real estate projects in order to meet its liquidity needs, it may have to do so at a time when the potential sales prices are not attractive or are not reflective of the values that the Company believes are inherent in the projects. Accordingly, while the Company believes it can generate sufficient liquidity to meet its obligations through sales of assets, any such sales could be at prices that would not maximize the Company's value to its shareholders.

     The Company currently has a $10,000,000 line of credit agreement with Leucadia, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per year. As of March 14, 2003, no amounts were outstanding under this facility.

     Prior to the acquisition of CDS, in 2002 the Company received approximately $1,600,000 of development management fees from the San Elijo Hills project, which it recognized in its consolidated statement of operations. While development management fees will continue to be a source of liquidity to the parent company after the acquisition of CDS, they will no longer be reflected in the consolidated statements of operations since they are intercompany payments from a subsidiary and will be eliminated in consolidation. The Company also receives co-op marketing and advertising fees from the San Elijo Hills project that are paid by builders at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price and are recorded as revenue when the home is sold. For the year ended December 31, 2002, the Company received approximately $1,900,000 in co-op marketing and advertising fees.

     In December 2002, one neighborhood consisting of 92 single family lots was sold for an aggregate purchase price of $24,700,000, net of closing costs. Of this amount, CDS received $17,100,000 in cash, $6,600,000 in a non-interest bearing promissory note that will be paid by the purchaser upon completion of certain improvements to the property and the balance was used to pay closing costs and to satisfy trust deed indebtedness on the underlying land. The amount due from the purchaser is secured by a first trust deed on the property and is expected to be paid in the first half of 2003. The Company estimates that it will spend approximately $4,900,000 to complete the required improvements to the property, including costs related to common areas. The Company has recorded a gain on the sale of $2,800,000 in 2002 results of operations and has deferred $16,300,000 of gain under the percentage of completion method of accounting.

     Otay Land Company has accepted an offer to sell approximately 1,445 acres of land for a sales price of $22,500,000. If the transaction closes, this sale would result in a pre-tax gain of approximately $17,600,000, and the sales proceeds would give Otay Land Company the ability to completely satisfy the preferred capital interest and preferred return due to Leucadia. Distributions of net income from Otay Land Company must first be paid to Leucadia until it has received its cumulative preferred return and repayment of its preferred capital interest, which aggregated $12,500,000 at December 31, 2002 (inclusive of the incremental 2% annual cumulative preferred return payable only to the extent there are profits). Any remaining funds will be distributed to the Company. The Company's obligation to sell this land to the offeror expires if the transaction does not close by April 30, 2003.

     As shown below, at December 31, 2002, the Company's contractual cash obligations totaled $47,710,000. The Company's note payable to Leucadia is collateralized by a security interest in all the assets of the Company, whether now owned or hereafter acquired. No principal payments are due until its maturity on December 31, 2007. The notes payable to trust deed holders are collateralized by the San Elijo Hills project. For additional information, see
Note 5 to Consolidated Financial Statements.

                                                               Payments Due by Period (in thousands)
                                                ------------------------------------------------------------------
                                                  Total
                                                 Amounts      Less Than 1                                  After 5
Contractual Obligations                         Committed        Year         1-3 Years    4-5 Years        Years
-----------------------                         ---------     -----------     ---------    ---------        -----
Note payable to Leucadia                         $26,462          $ --          $ --        $26,462        $  --
Notes payable to trust deed holders               20,694            --            596           596         19,502
Operating lease, net of sublease income              554            250           304          --             --
                                                 -------          -----         -----       -------        -------
Total Contractual Cash Obligations               $47,710          $ 250         $ 900       $27,058        $19,502
                                                 =======          =====         =====       =======        =======


     As of December 31, 2002, the principal amount outstanding on the note payable to Leucadia was $26,462,000. The note is payable on December 31, 2007 and bears interest at 6% per year through December 31, 2004, 9% in 2005, 10% in 2006 and 11% in 2007. This obligation is reflected in the consolidated balance sheet, net of debt discount, at $23,628,000 as of December 31, 2002.

     As of December 31, 2002, the Company had NOLs of $240,540,000 available to reduce its future federal income tax liabilities and NOLs of $3,569,000 available to reduce its future state income tax liabilities. A substantial majority of these NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, once the Company's NOLs that are available to reduce federal alternative minimum taxable income are either used or expire, the Company will pay federal income tax at a rate of 20% during future periods, to the extent these NOLs are available to reduce regular taxable income.

Off-Balance Sheet Arrangements

     The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of the Company, and the Company is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, certain of the Company's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2002, the amount of outstanding bonds was approximately $30,000,000, none of which have been drawn upon.

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

     Acquisition Accounting of CDS - In order to determine the book value of the acquired assets and liabilities, generally accepted accounting principles require an initial allocation of the purchase price among CDS's individual assets and liabilities to be based upon their relative fair values at the date of acquisition, which were primarily determined based upon independent third-party appraisals. Further, since the Company believes that the acquisition of CDS will enable it to generate taxable income that will be offset by some of the Company's NOLs, it must record a deferred tax asset in the purchase price allocation. If the aggregate fair values of the net assets acquired exceed the purchase price, as was the case with CDS, generally accepted accounting principles require that the excess be applied to reduce the fair values of certain non-current assets, but not to reduce the deferred tax asset. As a result of the application of these rules, at the date of acquisition the purchase price was primarily allocated to cash and cash equivalents of approximately $20,000,000, the deferred tax asset of approximately $45,100,000, and only immaterial amounts were allocated to non-current assets, including real estate. The deferred tax asset recognized represents the tax effect of the NOLs that the Company expects to use to offset its future taxable income and the tax effect of the difference between the book and tax bases of CDS's assets and liabilities.

     The amount recorded as a deferred tax asset was based on forecasted taxable income of approximately $160,000,000. This estimate was based upon numerous assumptions about the future, including future market conditions where the Company's projects are located, regulatory requirements, estimates of future real estate revenues and development costs, the ability of the Company to realize taxable profits prior to the expiration of its NOLs, future interest expense, operating and overhead costs and other factors. In addition, the calculation of the deferred tax asset also recognizes that a substantial majority of the Company's NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%. To the extent the Company's actual taxable income in the future exceeds its estimate, the Company will recognize additional tax benefits; conversely, if the actual taxable income is less than the amounts projected, an addition to the valuation allowance would be recorded that would increase tax expense.

     Profit Recognition on Sales of Real Estate - Profit from the sale of real estate is recognized in full at the time title is conveyed to the buyer if the profit is determinable, collectibility of the sales price is reasonably assured (demonstrated by meeting minimum down payment and continuing investment requirements), and the earnings process is virtually complete, such that the seller is not obligated to perform significant activities after the sale and has transferred to the buyer the usual risks and rewards of ownership. When it is determined that all the conditions for full profit recognition have not been met, revenue and profit is deferred using the deposit, installment, cost recovery or percentage of completion method of accounting, as appropriate depending upon the specific terms of the transaction.

     Determining the amount of revenue and profit to be deferred when the Company remains obligated to perform significant activities after the sale requires an estimate of the cost of those future activities, and an allocation of the profit to be recognized between performance at the date of the sale and when the future activities are completed. The Company believes it can reasonably estimate its future costs and profit allocation, however, such estimates are based on numerous assumptions and require management's judgment. Actual costs that are higher or lower than the Company's estimates will impact its recognition of profit in the future.

     Provision for Losses on Real Estate - The Company's real estate is carried at the lower of cost or fair value less costs to sell. Management periodically assesses the recoverability of its real estate investments by comparing the carrying amount with their fair value less costs to sell. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process assumes the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. When management determines that the carrying value of specific real estate investments should be reduced to properly record these assets at fair value less costs to sell, this write-down is recorded as a charge to current period operations. The provisions are based on estimates and the ultimate loss may differ from those estimates.

     Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to increase or decrease income would be recorded in such period. The valuation allowance is determined after considering all relevant facts and circumstances, but is significantly influenced by the Company's projection of taxable income in the future. Since any projection of future profitability is inherently unreliable, changes in the valuation allowance should be expected.

     Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. The Company has obtained a preliminary remediation study concerning 34 acres of undeveloped land owned by Otay Land Company. The need for remediation results from activities conducted on the land prior to the Company's ownership. Based upon the preliminary findings of this study, the Company has estimated that the cost to implement the most likely remediation alternative would be approximately $11,200,000. The Company accrued that amount as an operating expense in 2002. The estimated liability is neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. The Company is under no immediate obligation to commence remediation. The Company is currently interviewing various environmental specialists and evaluating alternative remediation processes which may impact the total cost. Although this estimated liability is the Company's current best estimate, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Statement of Operations

     Sales of real estate for 2002 reflect approximately $5,000,000 related to the San Elijo Hills project (after the acquisition of CDS) and $4,300,000 from the sale of 85 acres of developable land at the Otay Ranch project. In December 2002, one San Elijo Hills neighborhood consisting of 92 single family lots was sold for an aggregate purchase price of approximately $24,700,000, net of closing costs, of which approximately $3,600,000 was recognized as revenue and the balance was deferred. The Company will recognize the balance of the deferred revenue upon completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition, the Company recognized $1,400,000 of deferred revenue that was reflected as a liability on the acquired CDS balance sheet. There were no real estate sales in 2001. Sales of real estate in 2000 reflect the sale of two clustered housing development sites at the Paradise Valley project.

     Although the historical book value of the San Elijo Hills' project land was $47,800,000 at the date of acquisition, the initial value recorded by the Company upon the application of purchase accounting was not material. As discussed above, the principal reason for the difference is that under generally accepted accounting principles, allocation of the purchase price to deferred tax assets takes precedence over allocations to certain non-current assets. In addition, the purchase price allocation to the deferred tax asset included a reversal of a portion of the valuation allowance related to the Company's NOLs, which the Company now expects to use as a result of the taxable income it now expects to generate. Therefore, when the acquired real estate is sold, the gross profit percentage on those sales will reflect a benefit from the historical cost reduction.

     During 2002, the gross profit recognized on sales of real estate aggregated $3,000,000 and $3,500,000 for the San Elijo Hills and Otay Ranch projects, respectively. In addition to the impact of purchase price allocation described above, cost of sales recorded for the San Elijo project is based upon an allocation of the real estate investment to the individual parcels within the San Elijo Hills project. Cost of sales for the Otay Land project is also based upon a similar allocation of project costs to individual parcels based upon their relative fair values.

     Prior to the acquisition of CDS, the Company recognized development management fee income in its consolidated statements of operations. Development management fee income from the San Elijo Hills project was approximately $1,600,000, $4,800,000 and $3,500,000 for the years ended December 31, 2002,
2001 and 2000, respectively. The decrease in 2002 primarily reflects lower field overhead and management services fees, due to reduced sales of real estate at the San Elijo Hills project in 2002, and the cessation of recognizing such fee income from the date of acquisition of CDS. Development management fee income from San Elijo Hills increased in 2001 as compared to 2000 due to increased lot sales and less direct expense incurred by the project owner (which reduces the amount of development management fees).

     The Company recorded co-op marketing and advertising fees of approximately $1,900,000, $1,000,000 and $40,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price.

     Income from options on real estate properties reflects non-refundable fees of approximately $300,000, $700,000 and $100,000 in 2002, 2001 and 2000,
respectively, received to extend the closing date on the sale of the 85 acres of developable land at the Otay Ranch project, which closed in June 2002. Income from options on real estate properties in 2000 also reflects extension fees relating to home site sales at the Paradise Valley project.

     As more fully discussed above, the Company recorded a provision of approximately $11,200,000, representing its estimated cost of environmental remediation. The Company accrued this expense in the third quarter of 2002, which is shown in consolidated results of operations as "Provision for environmental remediation."

     Interest expense reflects the interest due on indebtedness to Leucadia of approximately $1,700,000, $1,600,000 and $1,600,000 for 2002, 2001 and 2000,
respectively. Interest expense also includes amortization of debt discount related to the indebtedness to Leucadia of $1,100,000, $1,000,000 and $900,000 for 2002, 2001 and 2000, respectively.

     General and administrative expenses increased in 2002 as compared to 2001 primarily due to expenses of $400,000 related to CDS, which was acquired in October 2002, greater legal and professional fees, increased stock compensation expense and increased salaries. The increase in legal and professional fees principally reflects costs associated with the Otay Ranch project and expenses related to acquisition opportunities. The increase in stock compensation expense related to performance options granted in 2000 reflects the appreciation of the Company's stock price in 2002.

     General and administrative expenses increased in 2001 as compared to 2000 primarily due to increased salaries expense. This increase principally reflects the employment of the Company's chief executive officer during the third quarter of 2000 and of another executive officer during the second quarter of 2000, as well as higher bonuses and salary increases.

     The decrease in other income in 2002 as compared to 2001 primarily relates to a reimbursement in 2001 for fees and improvements totaling approximately $700,000 related to property previously sold, partially offset by increased interest income, the gain on a sale of a foreclosed property and proceeds received upon the dissolution of a partnership in excess of its recorded investment balance. The increase in other income in 2001 as compared to 2000 principally reflects the reimbursement in 2001 for fees and improvements discussed above, partially offset by reduced interest income.

     The increase in minority expense in 2002 as compared to 2001 relates to minority interest of CDS.

     Income taxes paid for 2002 principally relate to state income taxes, reduced by a refund of prior year federal alternative minimum tax payments. Income taxes for 2001 principally relate to the payment of federal alternative minimum tax and state income tax. Income taxes paid for 2000 principally relate to state franchise taxes. In 2002 and 2000, the Company did not recognize income tax benefits for its losses due to the uncertainty of sufficient future taxable income which is required in order to recognize such tax benefits. The Company expects that its effective federal income tax rate in the future will approximate the federal statutory rate. For more information, see Note 9 to Consolidated Financial Statements.

Recently Issued Accounting Standards

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 requires a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under Emerging Issues Task Force Issue No. 94-3. In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), which requires a guarantor for certain guarantees to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, FIN 45 modified the disclosure requirements for such guarantees effective for interim or annual periods ending after December 15, 2002. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The Company does not currently expect that the implementation of these standards will have a material effect on the Company's consolidated results of operations or financial condition.

Inflation

     The Company, as well as the real estate development and homebuilding industry in general, may be adversely affected by inflation, primarily because of either reduced rates of savings by consumers during periods of low inflation or higher land and construction costs during periods of high inflation. Low inflation could adversely affect consumer demand by limiting growth of savings for down payments, ultimately adversely affecting demand for real estate and the Company's revenues. High inflation increases the Company's costs of labor and materials. The Company would attempt to pass through to its customers any increases in its costs through increased selling prices. To date, high or low rates of inflation have not had a material adverse effect on the Company's results of operations. However, there is no assurance that high or low rates of inflation will not have a material adverse impact on the Company's future results of operation.

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

     Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

     In addition to risks set forth in the Company's other public filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

     o changes in general economic and market conditions or prevailing interest rate levels, including mortgage rates;
     o    changes in domestic laws and government regulations or requirements;
     o    changes in real estate pricing environments;
     o    regional or general changes in asset valuation;
     o changes in implementation and/or enforcement of governmental rules and regulations;
     o demographic and economic changes in the United States generally and California in particular;
     o    increases in real estate taxes and other local government fees;
     o significant competition from other real estate developers and homebuilders;
     o    decreased consumer spending for housing;
     o    delays in construction schedules and cost overruns;
     o availability and cost of land, materials and labor and increased development costs many of which the Company would not be able to control;
     o    damage to properties or condemnation of properties;
     o    the occurrence of significant natural disasters;
     o imposition of limitations on the Company's ability to develop its properties resulting from environmental laws and regulations and developments in or new applications thereof;
     o    the inability to insure certain risks economically;
     o increased interest costs as a result of a delay in project completion requiring the financing to remain outstanding for a longer than projected period of time;
     o the availability of reliable energy sources in California and consumer confidence in the dependability of such energy sources;
     o changes in the composition of the Company's assets and liabilities through acquisitions or divestitures;
     o the actual cost of environmental liabilities concerning land owned in San Diego County, California exceeding the amount reserved for such matter; and
     o the Company's ability to generate sufficient taxable income to fully realize the deferred tax asset, net of the valuation allowance.

     Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
-------  ----------------------------------------------------------

     The Company does not have material market risk exposures.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

     Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.  Changes and Disagreements with Accountants on Accounting
-------  --------------------------------------------------------
         and Financial Disclosure.
         ------------------------

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

     The information to be included under the caption "Nominees for Election as Directors" in HomeFed's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the 1934 Act in connection with the 2003 annual meeting of stockholders of HomeFed (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

Item 11.  Executive Compensation.
--------  -----------------------

     The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

Equity Compensation Plan Information

     The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2002. All outstanding awards relate to the Company's common stock.

                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                  Number of Securities            Weighted-average           under equity
                                    to be issued upon            exercise price of        compensation plans
                            exercise of outstanding options,    outstanding options,     (excluding securities
                                   warrants and rights          warrants and rights   reflected in column (a))
Plan Category                             (a)                            (b)                      (c)
-------------               --------------------------------    --------------------   ------------------------


Equity compensation
  plans approved by
  security holders                        1,197,250                      $ .63                   552,000

Equity compensation
  plans not approved
  by security holders                        --                            --                       --
                                          ---------                      -----                   -------
Total                                     1,197,250                      $ .63                   552,000
                                          =========                      =====                   =======

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

Item 14.  Controls and Procedures.
-------    ----------------------

     (a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  -----------------------------------------------------------------

(a)(1)    Financial Statements.

          Report of Independent Accountants                                  F-1

          Consolidated Balance Sheets at December 31, 2002 and 2001          F-2

          Consolidated Statements of Operations for the years ended
          December 31, 2002, 2001 and 2000                                   F-3

          Consolidated Statements of Changes in Stockholders'
          Equity (Deficit)for the years ended December 31, 2002, 2001
          and 2000                                                           F-4

          Consolidated Statements of Cash Flows for the years
          ended December 31, 2002, 2001 and 2000                             F-5

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

(a)(3)    Executive Compensation Plans and Arrangements.

          1999 Stock Incentive Plan (filed as Annex A to the Company's Proxy Statement dated November 22, 1999).

          2000 Stock Incentive Plan (filed as Annex B to the Company's Proxy Statement dated June 20, 2000).


(b)       Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated October 22, 2002 which set forth information under Item 2. Acquisition of Assets, Item
          5. Other Events and Item 7. Financial Statements and Exhibits.

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

3.1 Restated Certificate of Incorporation, as restated July 3, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
          1995).

3.2 By-laws of the Company as amended through December 14, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).

3.3 Amendment to Amended and Restated Bylaws of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
          2002).

3.4 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002).

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

10.10 Amended and Restated Loan Agreement between the Company and LFC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated August 14, 1998).

10.11 Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated August 14, 1998).

10.12 Stock Purchase Agreement between the Company and Leucadia National Corporation, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated August 14, 1998).

10.13 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of September 20, 1999, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit
          10.16 to the Company's Registration Statement on Form S-2 (No. 333-79901) (the "Registration Statement")).

10.14 Stock Purchase Agreement, dated as of October 20, 1998, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998).

10.15 Administrative Services Agreement, dated as of March 1, 2000, between LFC, the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30,
          2000).

10.16 Transitional Management Agreement, dated as of August 14, 1998, by and between HomeFed and Accretive Investments, LLC (incorporated by reference to Exhibit 10.17 to the Registration Statement).

10.17 Option and Purchase Agreement and Escrow Instructions, dated as of October 15, 1999, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts-California, LLC. (incorporated by reference to
          Exhibit 10.17 to the 1999 10-K).

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

10.25 Amendment No. 1 dated as of March 1, 2002 to the Line Letter dated as of March 1, 2001 from LFC to the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

10.26 Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

10.27 Third Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of June 21, 2002, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts - California, LLC (incorporated by reference to Exhibit 10.27 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.28 Stock Purchase Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 22, 2002).

10.29 Registration Rights Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated October 22, 2002).

10.30 Second Amendment and Restated Loan Agreement dated as of October 9, 2002, by and between HomeFed Corporation and Leucadia Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated October 22, 2002).

10.31 Second Amendment and Restated Variable Rate Secured Note dated as of October 9, 2002 (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K dated October 22, 2002).

10.32 Amended and Restated Line Letter dated as of October 9, 2002, by and between HomeFed Corporation and Leucadia Financial Corporation (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K dated October 22, 2002).

10.33     Amended  and   Restated   Term  Note  dated  as  of  October  9,  2002
          (incorporated by reference to Exhibit 10.6 to the Company's current report on Form 8-K dated October 22, 2002).

10.34 Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000.

10.35 Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000.

10.36 Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998.

10.37 Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002.

10.38 Agreement and Guaranty, dated as of October 1, 2002 between Leucadia National Corporation and CDS Holding Corporation.

10.39 Obligation agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc.

21        Subsidiaries of the Company.

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

                               HOMEFED CORPORATION


Date: March 28, 2003              By /s/  ERIN N. RUHE
                                  -----------------------------
                                  Erin N. Ruhe
                                  Vice President and Controller

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 2003             By /s/  JOSEPH S. STEINBERG
                                  -------------------------------------
                                          Joseph S. Steinberg, Chairman
                                          of the Board and Director

Date:  March 28, 2003             By /s/  PAUL J. BORDEN
                                  --------------------------------------
                                          Paul J. Borden, President and Director
                                          (Principal Executive Officer)


Date:  March 28, 2003             By /s/  ERIN N. RUHE
                                  --------------------------------------
                                          Erin N. Ruhe
                                          Vice President and Controller
                                          (Principal Financial and Accounting
                                          Officer)


Date:  March 28, 2003             By /s/  PATRICK D. BIENVENUE
                                  --------------------------------------
                                          Patrick D. Bienvenue, Director


Date:  March 28, 2003             By /s/  TIMOTHY CONSIDINE
                                  --------------------------------------
                                          Timothy Considine, Director


Date:  March 28, 2003             By /s/  IAN M. CUMMING
                                  -------------------------------------
                                          Ian M. Cumming, Director


Date:  March 28, 2003             By /s/  MICHAEL A. LOBATZ
                                  --------------------------------------
                                          Michael A. Lobatz, Director

                                 CERTIFICATIONS


I, Paul J. Borden, certify that:

1.   I have reviewed this annual report on Form 10-K of HomeFed Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                          By:  /s/ Paul J. Borden
                                               -------------------
                                               Paul J. Borden
                                               President

                                 CERTIFICATIONS


I, Erin N. Ruhe, certify that:

1.   I have reviewed this annual report on Form 10-K of HomeFed Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d- 14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                     By: /s/ Erin N. Ruhe
                                          -----------------------------------
                                              Erin N. Ruhe
                                              Vice President and Controller

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

3.2 By-laws of the Company as amended through December 14, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K")).

3.3 Amendment to Amended and Restated Bylaws of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002).

3.4 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002).

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

10.10 Amended and Restated Loan Agreement between the Company and LFC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated August 14, 1998).

10.11 Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated August 14, 1998).

10.12 Stock Purchase Agreement between the Company and Leucadia National Corporation, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated August 14, 1998).

10.13 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of September 20, 1999, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit
        10.16 to the Company's Registration Statement on Form S-2 (No. 333-79901) (the "Registration Statement")).

10.14 Stock Purchase Agreement, dated as of October 20, 1998, between the Company and Leucadia National Corporation (incorporated by reference to
        Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998).

10.15 Administrative Services Agreement, dated as of March 1, 2000, between LFC, the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

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

10.25 Amendment No. 1 dated as of March 1, 2002 to the Line Letter dated as of March 1, 2001 from LFC to the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

10.26 Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

10.27 Third Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of June 21, 2002, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts - California, LLC (incorporated by reference to Exhibit 10.27 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.28 Stock Purchase Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 22, 2002).

10.29 Registration Rights Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated October 22, 2002).

10.30 Second Amendment and Restated Loan Agreement dated as of October 9, 2002, by and between HomeFed Corporation and Leucadia Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated October 22, 2002).

10.31 Second Amendment and Restated Variable Rate Secured Note dated as of October 9, 2002 (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K dated October 22, 2002).

10.32 Amended and Restated Line Letter dated as of October 9, 2002, by and between HomeFed Corporation and Leucadia Financial Corporation (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K dated October 22, 2002).

10.33 Amended and Restated Term Note dated as of October 9, 2002 (incorporated by reference to Exhibit 10.6 to the Company's current report on Form 8-K dated October 22, 2002).

10.34 Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000.

10.35 Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000.

10.36 Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998.

10.37 Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002.

10.38 Agreement and Guaranty, dated as of October 1, 2002, between Leucadia National Corporation and CDS Holding Corporation.

10.39 Obligation Agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc.

21      Subsidiaries of the Company.

99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of HomeFed Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows, present fairly, in all material respects, the financial position of HomeFed Corporation and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the results of their operations, changes in stockholders' equity (deficit) and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
New York, New York
March 14, 2003

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001
(Dollars in thousands, except par value)


                                                                                              2002              2001
                                                                                              ----              ----
ASSETS
Real estate                                                                                $  31,108        $  23,890
Cash and cash equivalents                                                                     33,601            1,454
Deposits and other assets                                                                      1,026              460
Deferred income taxes                                                                         44,742             --
Note receivable                                                                                6,566             --
                                                                                           ---------        ---------
TOTAL                                                                                      $ 117,043        $  25,804
                                                                                           =========        =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                             $  23,628        $  22,508
Notes payable to trust deed holders                                                           16,704             --
Deferred revenue                                                                              32,621             --
Accounts payable and accrued liabilities                                                       6,323            1,711
Liability for environmental remediation                                                       10,816             --
Income taxes payable                                                                           2,875             --
Other liabilities                                                                              7,294             --
                                                                                           ---------        ---------
      Total liabilities                                                                      100,261           24,219
                                                                                           ---------        ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                             15,132           13,208
                                                                                           ---------        ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 100,000,000 shares authorized;
   81,550,844 and 56,808,076 shares outstanding                                                  816              568
Additional paid-in capital                                                                   379,630          355,377
Deferred compensation pursuant to stock incentive plans                                         (418)            (276)
Accumulated deficit                                                                         (378,378)        (367,292)
                                                                                           ---------        ---------
      Total stockholders' equity (deficit)                                                     1,650          (11,623)
                                                                                           ---------        ---------
TOTAL                                                                                      $ 117,043        $  25,804
                                                                                           =========        =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2002, 2001 and 2000
(In thousands, except per share amounts)




                                                                                          2002             2001              2000
                                                                                       --------          -------           --------
REVENUES
Sales of real estate                                                                   $  9,259          $   --            $  1,575
Co-op marketing and advertising fees                                                      1,942             1,028                44
Development management fee income from San Elijo Hills                                    1,610             4,775             3,464
Income from options on real estate properties                                               300               720                92
                                                                                       --------          --------          --------
                                                                                         13,111             6,523             5,175
                                                                                       --------          --------          --------

EXPENSES
Cost of sales                                                                             2,815              --               1,544
Provision for environmental remediation                                                  11,160              --                --
Interest expense relating to Leucadia Financial Corporation                               2,780             2,646             2,510
General and administrative expenses                                                       5,543             4,179             3,445
Administrative services fees to Leucadia Financial Corporation                              120               107               255
                                                                                       --------          --------          --------
                                                                                         22,418             6,932             7,754
                                                                                       --------          --------          --------

Loss from operations                                                                     (9,307)             (409)           (2,579)
                                                                                       --------          --------          --------

Other income, net                                                                           311               699               162
                                                                                       --------          --------          --------

Income (loss) before income taxes and minority interest                                  (8,996)              290            (2,417)
Income tax (provision) benefit                                                             (379)             (667)                8
                                                                                       --------          --------          --------

Loss before minority interest                                                            (9,375)             (377)           (2,409)

Minority interest                                                                        (1,711)           (1,000)           (1,000)
                                                                                       --------          --------          --------

Net loss                                                                               $(11,086)         $ (1,377)         $ (3,409)
                                                                                       ========          ========          ========

Basic loss per common share                                                            $  (0.18)         $  (0.02)         $  (0.06)
                                                                                       ========          ========          ========

Diluted loss per common share                                                          $  (0.18)         $  (0.02)         $  (0.06)
                                                                                       ========          ========          ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the years ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except par value)


                                                                                       Deferred
                                                      Common                          Compensation
                                                      Stock          Additional       Pursuant to                          Total
                                                     $.01 Par         Paid-in      Stock Incentive    Accumulated      Stockholders'
                                                       Value          Capital           Plans           Deficit     Equity (Deficit)
                                                     --------        ---------     ---------------    -----------   ----------------
Balance, January 1, 2000                              $  566         $354,833                          $(362,506)        $ (7,107)

   Issuance of 250,000 shares of Common
     Stock related to restricted stock grants              2              186          $(188)                                 --
   Amortization of restricted stock grants                                                51                                   51
   Grant of 25,000 stock options                                           18            (18)                                 --
   Grant of 1,000,000 stock options                                       240           (240)                                 --
   Amortization related to stock options                                                  44                                   44
   Net loss                                                                                               (3,409)          (3,409)
                                                      ------         --------          -----           ---------         --------

Balance, December 31, 2000                               568          355,277           (351)           (365,915)         (10,421)

   Amortization of restricted stock grants                                                63                                   63
   Amortization related to stock options                                                 112                                  112
   Change in value of performance-based
     stock options                                                        100           (100)                                 --
   Net loss                                                                                               (1,377)          (1,377)
                                                      ------         --------          -----           ---------         --------

Balance, December 31, 2001                               568          355,377           (276)           (367,292)         (11,623)

   Issuance of 24,742,268 shares of Common
     Stock                                               248           23,752                                              24,000
   Amortization of restricted stock grants                                                63                                   63
   Amortization related to stock options                                                 295                                  295
   Change in value of performance-based
     stock options                                                        500           (500)                                --
   Exercise of options to purchase Common
     Shares                                                                 1                                                   1
   Net loss                                                                                             (11,086)         (11,086)
                                                      ------         --------          -----           ---------         --------

Balance, December 31, 2002                            $  816         $379,630          $(418)          $(378,378)        $  1,650
                                                      ======         ========          =====           =========         ========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
(In thousands)

                                                                                             2002             2001            2000
                                                                                           --------         -------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   $(11,086)        $(1,377)        $(3,409)
Adjustments to reconcile net loss to net cash provided by (used for)
   operating activities:
   Minority interest                                                                          1,711           1,000           1,000
   Provision for deferred income taxes                                                          363            --               --
   Provision for environmental remediation                                                   11,160            --               --
   Amortization of deferred compensation pursuant to stock incentive plans                      358             175              95
   Amortization of debt discount on note payable to Leucadia Financial
       Corporation                                                                            1,120           1,034             922
   Changes in operating assets and liabilities:
        Real estate                                                                          (6,855)           (911)            728
        Deposits and other assets                                                               169            (252)            (50)
        Note receivable                                                                      (6,566)           --               --
        Liability for environmental remediation                                                (344)           --               --
        Recreation center liability                                                            --               (41)           (929)
        Deferred revenue                                                                     19,792            --               --
        Accounts payable and accrued liabilities                                                183             195            (389)
        Income taxes payable                                                                    286            --               --
        Other liabilities                                                                     6,480            --               --
   Increase in restricted cash                                                                 --              --               868
                                                                                           --------        --------        --------
        Net cash provided by (used for) operating activities                                 16,771            (177)         (1,164)
                                                                                           --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of CDS, net of cash acquired                                                  18,979            --              --
                                                                                           --------        --------        --------
        Net cash provided by investing activities                                            18,979            --              --
                                                                                           --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit agreement with Leucadia Financial
     Corporation                                                                              2,150             900            --
   Payments related to credit agreement with Leucadia Financial
     Corporation                                                                             (2,150)           (900)           --
   Distribution to minority interest                                                         (2,524)           --              --
   Payments to trust deed note holders                                                       (1,080)           --              --
   Exercise of options to purchase common shares                                                  1            --              --
                                                                                           --------        --------        --------
        Net cash used for financing activities                                               (3,603)           --              --
                                                                                           --------        --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         32,147            (177)         (1,164)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,454           1,631           2,795
                                                                                           --------        --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 33,601        $  1,454        $  1,631
                                                                                           ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                     $  1,660        $  1,612        $  1,588
                                                                                           ========        ========        ========

Cash paid (refunded) for income taxes                                                      $   (279)       $    668        $    (16)
                                                                                           ========        ========        ========

NON-CASH INVESTING ACTIVITIES:

Common stock issued for acquisition of CDS                                                 $ 24,000        $   --          $   --
                                                                                           ========        ========        ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the "Company"), Otay Land Company, LLC ("Otay Land Company") and the Company's wholly-owned subsidiaries, HomeFed Communities, Inc., HomeFed Resources Corporation and, since its acquisition in October 2002, CDS Holding Corporation and its majority owned subsidiaries ("CDS"). The Company is engaged, directly and through its subsidiaries, in the investment in and development of residential real estate properties in the state of California. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company's business, real estate development, is highly competitive, and there are numerous residential real estate developers and development projects operating in the same geographic area in which the Company operates. In addition, the residential real estate development industry is subject to increasing environmental, building, zoning and real estate regulations that are imposed by various federal, state and local authorities. Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained. Delays could adversely affect the Company's ability to complete its projects, significantly increase the costs of doing so or drive potential customers to purchase competitors' products. Environmental laws may cause the Company to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of the Company's development projects. Delays arising from compliance with environmental laws and regulations could adversely affect the Company's ability to complete its projects, significantly increase the costs of doing so or cause potential customers to purchase competitors' products. The Company's business may also be adversely affected by inflation and is interest-rate sensitive.

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

     Acquisition Accounting of CDS - In order to determine the book values of the acquired assets and liabilities, generally accepted accounting principles require an initial allocation of the purchase price among CDS's individual assets and liabilities to be based upon their relative fair values at the date of acquisition, which were primarily determined based upon independent third-party appraisals. Further, since the Company believes that the acquisition of CDS will enable it to generate taxable income that will be offset by some of the Company's net operating loss carryforwards ("NOLs"), it must record a deferred tax asset in the purchase price allocation. If the aggregate fair values of the net assets acquired exceed the purchase price, as was the case with CDS, generally accepted accounting principles require that the excess be applied to reduce the fair values of certain non-current assets, but not to reduce the deferred tax asset. As a result of the application of these rules, at the date of acquisition the purchase price was primarily allocated to cash and cash equivalents of approximately $20,000,000, the deferred tax asset of approximately $45,100,000, and only immaterial amounts were allocated to non-current assets, including real estate. The deferred tax asset recognized represents the tax effect of the NOLs that the Company expects to use to offset its future taxable income and the tax effect of the difference between the book and tax bases of CDS's assets and liabilities.

     The amount recorded as a deferred tax asset was based on forecasted taxable income of approximately $160,000,000. This estimate was based upon numerous assumptions about the future, including future market conditions where the Company's projects are located, regulatory requirements, estimates of future real estate revenues and development costs, the ability of the Company to realize taxable profits prior to the expiration of its NOLs, future interest expense, operating and overhead costs and other factors. In addition, the calculation of the deferred tax asset also recognizes that a substantial majority of the Company's NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%. To the extent the Company's actual taxable income in the future exceeds its estimate, the Company will recognize additional tax benefits; conversely, if the actual taxable income is less than the amounts projected, an addition to the valuation allowance would be recorded that would increase tax expense.

     Profit Recognition on Sales of Real Estate - Profit from the sale of real estate is recognized in full at the time title is conveyed to the buyer if the profit is determinable, collectibility of the sales price is reasonably assured (demonstrated by meeting minimum down payment and continuing investment requirements), and the earnings process is virtually complete, such that the seller is not obligated to perform significant activities after the sale and has transferred to the buyer the usual risks and rewards of ownership. When it is determined that all the conditions for full profit recognition have not been met, revenue and profit is deferred using the deposit, installment, cost recovery or percentage of completion method of accounting, as appropriate depending upon the specific terms of the transaction.

     Determining the amount of revenue and profit to be deferred when the Company remains obligated to perform significant activities after the sale requires an estimate of the cost of those future activities, and an allocation of the profit to be recognized between performance at the date of the sale and when the future activities are completed. The Company believes it can reasonably estimate its future costs and profit allocation, however, such estimates are based on numerous assumptions and require management's judgment. Actual costs that are higher or lower than the Company's estimates will impact its recognition of profit in the future.

     Provision for Losses on Real Estate - The Company's real estate is carried at the lower of cost or fair value less costs to sell. Management periodically assesses the recoverability of its real estate investments by comparing the carrying amount with their fair value less costs to sell. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process assumes the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. When management determines that the carrying value of specific real estate investments should be reduced to properly record these assets at fair value less costs to sell, this write-down is recorded as a charge to current period operations. The provisions are based on estimates and the ultimate loss may differ from those estimates.

     Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to increase or decrease income would be recorded in such period. The valuation allowance is determined after considering all relevant facts and circumstances, but is significantly influenced by the Company's projection of taxable income in the future. Since any projection of future profitability is inherently unreliable, changes in the valuation allowance should be expected.

     Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. The Company has obtained a preliminary remediation study concerning 34 acres of undeveloped land owned by Otay Land Company. The need for remediation results from activities conducted on the land prior to the Company's ownership. Based upon the preliminary findings of this study, the Company has estimated that the cost to implement the most likely remediation alternative would be approximately $11,200,000. The Company accrued that amount as an operating expense in 2002. The estimated liability is neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. The Company is under no immediate obligation to commence remediation. The Company is currently interviewing various environmental specialists and evaluating alternative remediation processes which may impact the total cost. Although this estimated liability is the Company's current best estimate, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Real Estate - Real estate, which consists of land held for development and sale, includes all expenditures incurred in connection with the acquisition, development and construction of the property, including interest and property taxes. Land costs are allocated to lots based on relative fair values prior to development and are charged to cost of sales at the time of sale.

     Cash and Cash Equivalents - Cash equivalents are money market accounts and short-term, highly liquid investments that are readily convertible to cash.

     Recognition of Fee Income - The Company receives co-op marketing and advertising fees from the San Elijo Hills project that are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price, and are recorded as revenue when the home is sold. Prior to its acquisition of CDS, the Company recognized fee income for field overhead and management services from the San Elijo Hills project when contractually earned.

     Capitalization of Interest and Real Estate Taxes - Interest and real estate taxes attributable to land and property construction are capitalized and added to the cost of those properties while the properties are being actively developed.

     Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations related to employees and directors under its stock compensation plans. Had compensation cost for the Company's fixed stock options been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net loss and loss per share would not have been materially different from that reported in 2002, 2001 and 2000.

     Recently Issued Accounting Standards - In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 requires a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under Emerging Issues Task Force Issue No. 94-3. In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), which requires a guarantor for certain guarantees to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. In addition, FIN 45 modified the disclosure requirements for such guarantees effective for interim or annual periods ending after December 15, 2002. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not currently expect that the implementation of these standards will have a material effect on the Company's consolidated results of operations or financial condition.

2.   ACQUISITION

     On October 21, 2002, the Company purchased from Leucadia National Corporation ("Leucadia") all of the issued and outstanding shares of capital stock of CDS which, through its majority-owned indirect subsidiary, San Elijo Hills Development Company, LLC ("San Elijo"), is the owner of the San Elijo Hills project, a master-planned community located in the City of San Marcos, in San Diego County, California. Since August 1998, the Company has been the development manager for the San Elijo Hills project, for which it was entitled to participate in the net cash flow of the project through the payment of a success fee, and receive fees for the field overhead, management and marketing services it provides, based on the revenues of the project. No success fee had been paid prior to the Company's acquisition of CDS.

     The purchase price of $25,000,000 consisted of $1,000,000 in cash and 24,742,268 shares of the Company's common stock, which represents approximately 30.3% of the Company's outstanding common shares. Prior to the acquisition, Leucadia had also committed to continue to provide to San Elijo project improvement bonds which are required prior to the commencement of any project development. The results of CDS have been included in the Company's consolidated results of operations from the date of acquisition.

     The acquisition balance sheet of CDS is as follows (in thousands):

Assets:
-------
   Real estate                                                    $   139
   Cash and cash equivalents                                       19,979
   Investments                                                        275
   Deposits and other assets                                          460
   Deferred income taxes                                           45,105
                                                                  -------
   Total assets acquired                                           65,958
                                                                  -------

Liabilities:
------------
   Notes payable to trust deed holders                             17,560
   Deferred revenue                                                12,829
   Accounts payable and accrued liabilities                         4,429
   Other liabilities                                                3,403
                                                                  -------
   Total liabilities assumed                                       38,221
                                                                  -------

   Minority Interest                                                2,737
                                                                  -------

   Purchase Price                                                 $25,000
                                                                  =======

     The following unaudited pro forma financial information presents results for the years ended December 31, 2002 and 2001 as if the acquisition had occurred at the beginning of the respective periods (in thousands, except per share amounts):

                                                      2002          2001
                                                      ----          ----

Sales of real estate                                 $33,920       $80,721
Total revenues                                       $36,162       $82,469
Income (loss) from operations                        $(2,441)      $26,139
Minority interest                                    $(2,124)      $(3,337)
Net income (loss)                                    $(3,110)      $14,505
Basic earnings (loss) per common share                $ (.04)        $ .18
Diluted earnings (loss) per common share              $ (.04)        $ .18

     The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of either the Company's operating results that would have occurred had the acquisition been consummated at the beginning of the respective periods, or of the Company's future operating results.

3.   REAL ESTATE

     A summary of real estate by project is as follows (in thousands):

                                                       December 31,
                                                 -----------------------
                                                 2002               2001
                                                 ----               ----

         Otay Ranch                            $23,856            $22,823
         San Elijo Hills                         6,023               --
         Paradise Valley                         1,229              1,067
                                               -------            -------
           Total                               $31,108            $23,890
                                               =======            =======


     Interest totaling $224,000, related to the San Elijo Hills project, was incurred and capitalized in real estate during 2002. No interest was capitalized during 2001. All of the San Elijo Hills project land is pledged as collateral for the notes payable to trust deed holders described in Note 5, below.

4.   NOTE RECEIVABLE

     In December 2002, CDS sold 92 residential sites at the San Elijo Hills project to a home builder for net proceeds of $23,657,000, consisting of cash of $17,091,000 and a non-interest bearing note receivable in the amount of $6,566,000. The note matures upon the completion of certain improvements to the property, but cannot exceed one year. The note is secured by a first trust deed on the property.

5.   INDEBTEDNESS

     As of August 14, 1998, the Company and Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia, entered into an Amended and Restated Loan Agreement pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the Company's outstanding 12% Secured Convertible Note due 2003 ("Convertible Note") held by LFC. The restructured note dated August 14, 1998 (the "Restructured Note") has a principal amount of $26,462,000, extended the maturity date from July 3, 2003 to December 31, 2004, reduced the interest rate from 12% to 6% and eliminated the convertibility feature of the Convertible Note. The Restructured Note is collateralized by a security interest in all assets of the borrower, whether now owned or hereafter acquired. No principal payments are due under the Restructured Note until its maturity date. On October 9, 2002, the maturity date of this note was extended from December 31, 2004 to December 31, 2007 and the interest rate was increased to 9% for 2005, 10% for 2006 and 11% for 2007. The effective interest rate for the year ended December 31, 2002 was 11.8%. In connection with these amendments, the Company paid LFC a $250,000 fee.

     As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximate $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note was reflected as additional paid-in capital. This difference will be amortized as interest expense based on the expected retirement date, December 31, 2005, using the interest method. Approximately $1,120,000, $1,034,000 and $922,000 was amortized to interest expense during 2002, 2001 and 2000, respectively. Additional interest of $1,588,000 was expensed and paid during each of the years in the three year period ended December 31, 2002.

     In March 2001, the Company entered into a $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, although LFC had the right to terminate the line of credit on an annual basis. On October 9, 2002, the line of credit was increased from $3,000,000 to $10,000,000 and LFC's ability to terminate the line of credit prior to maturity was removed, unless the Company is in default. At December 31, 2002 and 2001, no amounts were outstanding under this facility. Interest on the line of credit of approximately $72,000 and $24,000 was expensed during the years ended December 31, 2002 and 2001, respectively.

     Notes payable to trust deed holders consist of non-recourse promissory notes that mature on December 31, 2010, are non-interest bearing and are collateralized by the San Elijo Hills project land. When a portion of the San Elijo Hills project is sold, a specified amount is required to be paid to the note holder in order to obtain a release of their security interest in the land. Such amount is specified in the note agreements and takes into consideration prior note payments. In addition, depending upon the amount of payments made to release their security interest for prior sales, the notes may require minimum annual payments. The minimum annual payments are currently $298,000 for annual periods subsequent to 2003. The sum of all payments made under these notes, whether denominated as interest, principal or otherwise, cannot exceed approximately $42,100,000. As of December 31, 2002, $21,398,000 of payments have been made.

     The notes payable to trust deed holders were recorded at fair value at the date of acquisition of CDS, based on the estimated future payments discounted at 6.5%. The activity for the period from date of acquisition through December 31, 2002 is as follows (in thousands):

          Balance at acquisition                         $17,560
          Principal payments                              (1,080)
          Interest added to principal                        224
                                                         -------
          Balance at December 31, 2002                   $16,704
                                                         =======

     At the end of each reporting period, the carrying amounts of the notes are compared to the most recent estimate of future payments. The difference is amortized prospectively using the effective interest rate method. The effective interest rate for the period from the date of acquisition through December 31, 2002 was 6.5%. Effective January 1, 2003, the effective interest rate was 8.8%.

     Based on the Company's cash flow forecast, the expected payments to the trust deed holders that will be allocated to principal are as follows (in thousands): 2003 - $3,971; 2004 - $700; 2005 - $5,599; 2006 - $5,215; and 2007 -
$1,219.


6.   MINORITY INTEREST

     Through its ownership of CDS, the Company owns 80% of the common stock of CDS Devco, Inc. ("Devco"), which in turns owns 85% of the common stock of San Elijo Ranch, Inc., ("SERI"). Pursuant to a stockholders' agreement with the holder of the minority interest in Devco, the Company is entitled to a 15% return on all funds advanced to Devco, compounded annually, plus the return of its capital (an aggregate of $25,767,000 as of December 31, 2002), prior to the payment of any amounts to the minority shareholder. Once those amounts have been paid, the minority shareholder is entitled to 20% of future cash flows, if any, distributed to shareholders. As of December 31, 2002, no amounts have been accrued for the Devco minority interest.

     Pursuant to a stockholders' agreement with the holders of the minority interests in SERI, Devco loans funds to SERI and charges a 12% annual rate. Once this loan is fully repaid ($105,000 due as of December 31, 2002), the minority shareholders of SERI are entitled to 15% of future cash flows, if any, distributed to shareholders. As of December 31, 2002, $3,448,000 has been accrued for the SERI minority interest. The minority shareholders of SERI are also the holders of the notes related to the trust deeds discussed in Note 5, above.

     As of December 31, 2002 and 2001, $11,684,000 and $13,208,000,
respectively, have been accrued with respect to Leucadia's preferred capital interest and cumulative preferred return relating to Otay Land Company, as discussed in Note 12, below.

7.   STOCK INCENTIVE PLANS

     Under the Company's 1999 Stock Incentive Plan (the "Plan"), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 300,000 shares to any individual in a given taxable year. Pursuant to the plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held. The maximum number of Common Shares which may be acquired through the exercise of options or rights under the Plan cannot exceed, in the aggregate, 750,000; the maximum number of Common Shares that may be awarded as restricted stock cannot exceed, in the aggregate, 250,000. The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant. Options generally become exercisable in five equal instalments starting one year from the date of grant. No stock appreciation rights have been granted. During 2000, 250,000 shares of restricted Common Stock were issued to eligible participants, subject to certain forfeiture provisions. In connection with this issuance of restricted stock, the Company recorded deferred compensation of $188,000 representing the value of stock on the date of issuance based upon market price. This amount is being amortized over the three year vesting period of the restricted stock at which time all remaining forfeiture provisions will end. In addition, during 2000, options to purchase an aggregate of 25,000 shares of Common Stock were granted to non-employees at an exercise price of $.75 per share (market price). In connection with this issuance, the Company recorded deferred compensation of $18,000 based upon the estimated fair value of these options at the time of grant, using the modified Black-Scholes model. This amount is being amortized over the five year vesting period of the options.

     A summary of activity with respect to the Company's stock options for employees and directors for 2002, 2001 and 2000 is as follows:

                                                      Common         Weighted                              Available
                                                      Shares         Average             Options           for Future
                                                    Subject to       Exercise          Exercisable            Option
                                                      Option           Price          at Year-End            Grants
                                                    ----------      ----------        -------------        -----------

Balance at January 1, 2000                                   0         $0.00                   0             725,000
                                                                                          =======            =======
     Granted                                           161,000         $0.75
                                                       -------

Balance at December 31, 2000                           161,000         $0.75                   0             564,000
                                                                                          ======             =======
     Granted                                             6,000         $0.93
     Exercised                                            (250)        $0.70
                                                       -------

Balance at December 31, 2001                           166,750         $0.75              32,250             558,000
                                                                                          ======             =======
   Granted                                               6,000         $0.95
   Exercised                                              (500)        $0.82
                                                       -------

Balance at December 31, 2002                           172,250         $0.76              65,750             552,000
                                                       =======                            ======             =======

     The weighted-average fair value of the options granted was $.65 per share for 2002 and $.73 per share for 2001 and 2000 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 95.5% for 2002, 117.7% for 2001 and 172.1% for 2000; (2)
risk-free interest rate of 3.5% for 2002, 4.8% for 2001 and 6.6% for 2000; (3) expected lives of 4.0 years for 2002 and 2001 and 5.9 years for 2000; and (4) dividend yield of 0% for all years.

     The following table summarizes information about fixed stock options outstanding at December 31, 2002.

                                          Options Outstanding                         Options Exercisable
                         ---------------------------------------------------       --------------------------
                           Common                                  Weighted         Common          Weighted
                           Shares              Weighted            Average          Shares          Average
   Range of              Subject to       Average Remaining        Exercise         Subject         Exercise
Exercise Prices            Option         Contractual Life          Price          to Option         Price
---------------          ---------         ----------------        --------        ----------       -------

 $0.70 - $0.95             172,250           3.2 years              $0.76           65,750           $0.75

     In 2000, under the Company's 2000 Stock Incentive Plan (the "2000 Plan"), the Company granted to two key employees options to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $.61 per share, the then current market price per share. No additional options are available to be granted under the 2000 Plan. The options are subject to achievement of performance goals as determined by the Board of Directors and are exercisable over a six year period. Options and stock issued on exercise of an option are subject to forfeiture if the performance goals are not met within three years from the date of grant. Deferred compensation, representing the difference between the exercise price and the then current market price, is subject to change based upon fluctuations in the Company's stock price. The deferred compensation is being amortized over the expected performance period of three years.

8.   OTHER INCOME, NET

     Other income, net for each of the three years in the period ended December 31, 2002, consists of the following (in thousands):

                                                           2002           2001         2000
                                                          -----          -----         ----

Interest income                                            $ 96          $  21        $ 114
Reimbursement for fees and improvements
   for previously sold property                              --            678           --
Gain (loss) on sale of fixed assets                         113             (5)          --
Proceeds received upon the dissolution of a
   partnership in excess of its recorded
   investment balance                                        50             --           --
Other                                                        52              5           48
                                                           ----           ----        -----
   Total                                                   $311          $ 699        $ 162
                                                           ====          =====        =====


9.   INCOME TAXES

     The (provision) benefit for income taxes for each of the three years in the period ended December 31, 2002 was as follows (in thousands):

                                                           2002           2001         2000
                                                          -----          -----        -----

State income taxes - current                              $(471)         $(172)       $   8
Federal income taxes - current                              455           (495)         --
Federal income taxes - deferred                            (363)           --           --
                                                          -----          -----        -----
                                                          $(379)         $(667)       $   8
                                                          =====          =====        =====


     Current income taxes for 2002 and 2001 principally relate to federal alternative minimum tax and state income tax. Income taxes for 2000 principally relate to state franchise taxes.

     The table below reconciles the expected statutory federal income tax to the actual income tax (provision) benefit (in thousands):

                                                           2002           2001        2000
                                                         ------          -------     ------

Expected federal income tax                              $3,149          $(102)       $ 846
State income taxes, net of federal income
   tax benefit                                             (306)          (112)           5
Federal alternative minimum tax refund
   (payment)                                                455           (495)          --
Otay Land Company taxable income
   allocated to Leucadia                                  1,024            221           17
Increase in valuation allowance                          (4,701)           --          (860)
Other                                                      --             (179)          --
                                                          -----          -----        -----
Actual income tax (provision) benefit                    $ (379)         $(667)       $   8
                                                         ======          =====        =====


     The Company and its wholly-owned subsidiaries have NOLs available for federal income tax purposes of $240,540,000 as of December 31, 2002. For state income tax purposes, available NOLs as of December 31, 2002 total $3,569,000 and expire in 2003 to 2014. The federal NOLs were generated during 1988 to 1999 and expire in 2003 to 2019 as follows (in thousands):

                      Year of Expiration             Loss Carryforwards
                      ------------------             ------------------

                             2003                        $ 18,698
                             2004                           7,413
                             2005                            --
                             2006                         150,437
                             2007                           8,045
                          Thereafter                       55,947
                                                         --------
                                                         $240,540
                                                         ========


     A substantial majority of these NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, once the Company's NOLs that are available to reduce federal alternative minimum taxable income are either used or expire, the Company will pay federal income tax at a rate of 20% during future periods, to the extent these NOLs are available to reduce regular taxable income.

     At December 31, 2002 and 2001 the net deferred tax asset consisted of the following (in thousands):

                                                     2002               2001
                                                  ---------         ----------

       NOL carryforwards                           $ 84,368          $ 90,591
       Land basis                                    14,877               911
       Other, net                                     7,928             6,599
                                                   --------          --------
                                                    107,173            98,101
       Valuation allowance                          (62,431)          (98,101)
                                                   --------          --------
                                                   $ 44,742          $      0
                                                   ========          ========

     The valuation allowance has been provided on the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset. The decrease in the valuation allowance primarily results from the recognition of a tax benefit for the expected use of NOLs in conjunction with the acquisition of CDS.

10.  EARNINGS PER SHARE

     Basic and diluted loss per share of common stock was calculated by dividing the net loss by the weighted average shares of common stock outstanding. The number of shares used to calculate basic and diluted loss per common share was 61,688,906, 56,807,903 and 56,762,061 for 2002, 2001 and 2000, respectively.
Options to purchase 421,354, 359,841 and 25,372 weighted average shares of common stock outstanding during 2002, 2001 and 2000, respectively, were not included in the computation of diluted loss per share as those options were antidilutive.

11.  COMMITMENTS AND CONTINGENCIES

     Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia. This lease will expire in February 2005, subject to an option to extend for an additional four years. In 2002, the base rent, which escalates 4% each year, was approximately $240,000. Effective October 21, 2002, as a result of the acquisition of CDS, the Company has recorded sublease income from Leucadia for a monthly amount equal to Leucadia's share of the Company's cost for such space and furniture. Such amount aggregated $21,000 for the period from October 21, 2002 to December 31, 2002. Effective January 2003, the monthly rental fee from Leucadia was decreased to $5,500. Rental expense (net of sublease income) was $227,000, $246,000 and $219,000 for 2002, 2001 and 2000, respectively.

     In connection with the development of San Elijo Hills, CDS has provided a letter of credit in the amount of approximately $273,000 which expires in December 2003. The letter of credit is collateralized by a certificate of deposit in the same amount, which is reflected in other assets.

     The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of CDS, and CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of CDS's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2002, the amount of outstanding bonds was $30,022,000.

     The Company is subject to various litigation which arises in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation is not likely to have any material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

12.  OTHER RELATED PARTY TRANSACTIONS

     The Company has entered into the following related party transactions with Leucadia and LFC.

     (a) Development Management Agreement. In August 1998, the Company entered
         ---------------------------------
into a development management agreement with an indirect subsidiary of Leucadia that owned certain real property located in the city of San Marcos, County of San Diego, California, to develop the San Elijo Hills project. The development management agreement provided that the Company would act as the development manager with responsibility for the overall management of the project, including arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement also provided that the Company would participate in the net profits of the project through the payment of a success fee and fee income for field overhead, management and marketing services based on the revenues derived from the project. As a result of the acquisition of CDS on October 21, 2002, the Company acquired this indirect subsidiary of Leucadia. Subsequently, the development management agreement was amended to eliminate the success fee provisions. In 2002, 2001 and 2000, the Company recorded $1,610,000, $4,775,000 and $3,464,000, respectively, in fee income under the development management agreement.

     (b) Otay Land Company, LLC. In October 1998, the Company and Leucadia
         ----------------------
formed Otay Land Company to purchase approximately 4,850 acres of land, which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch. Otay Land Company acquired this land for $19,500,000. The Company has contributed $12,105,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest. The Company is the managing member of Otay Land Company.

     All distributions by Otay Land Company shall be distributed to the Company and Leucadia in the following order of priority: (i) to pay Leucadia an annual minimum cumulative preferred return of 10% on all preferred capital contributed by Leucadia; (ii) to pay Leucadia an annual cumulative preferred return of 2% on all preferred capital provided by Leucadia, but payable only out of and to the extent there are profits; (iii) to repay all preferred capital provided by Leucadia; and (iv) any remaining funds are to be distributed to the Company. During 2002, Otay Land Company made a distribution of $2,524,000 to Leucadia. At December 31, 2002, Leucadia's preferred capital interest and cumulative preferred return, which is reflected as minority interest in the consolidated balance sheet, totaled $11,684,000.

     (c) Administrative Services Agreement. Pursuant to administrative services
         ---------------------------------
agreements, LFC provides administrative services to the Company through December 31, 2003, including providing the services of one of the Company's executive officers. Administrative fees paid to LFC in 2002, 2001 and 2000 were $120,000, $107,000 and $255,000, respectively.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's material financial instruments include cash and cash equivalents, certificate of deposits, note receivable and notes payable. In all cases, the carrying amounts of such financial instruments approximate their fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques.

14.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                                                                     First            Second             Third              Fourth
                                                                   Quarter            Quarter            Quarter           Quarter
                                                                   -------          ----------          --------           -------
                                                                                  (In thousands, except per share amounts)

2002:
-----
Sales of real estate                                              $   --             $  4,285           $   --             $  4,974
                                                                  ========           ========           ========           ========
Co-op marketing and advertising fees                              $    470           $    426           $    600           $    446
                                                                  ========           ========           ========           ========
Development management fee income
  from San Elijo Hills                                            $   --             $  1,553           $     57           $   --
                                                                  ========           ========           ========           ========
Income from options on real estate
  properties                                                      $    180           $    120           $   --             $   --
                                                                  ========           ========           ========           ========
Cost of sales                                                     $   --             $    809           $   --             $  2,006
                                                                  ========           ========           ========           ========
Income (loss) from operations (a)                                 $ (1,156)          $  3,750           $(12,513)          $    612
                                                                  ========           ========           ========           ========
Net income (loss) (a)                                             $ (1,296)          $  3,101           $(12,342)          $   (549)
                                                                  ========           ========           ========           ========
Basic income (loss) per share (b)                                 $  (0.02)          $   0.05           $  (0.22)          $  (0.01)
                                                                  ========           ========           ========           ========
Diluted income (loss) per share (b)                               $  (0.02)          $   0.05           $  (0.22)          $  (0.01)
                                                                  ========           ========           ========           ========

2001:
-----
Co-op marketing and advertising fees                              $    168           $    179           $    122           $    559
                                                                  ========           ========           ========           ========
Development management fee income
  from San Elijo Hills                                            $   --             $  1,422           $  1,852           $  1,501
                                                                  ========           ========           ========           ========
Income from options on real estate
  properties                                                      $    180           $    180           $    180           $    180
                                                                  ========           ========           ========           ========
Income (loss) from operations                                     $ (1,313)          $    129           $    516           $    259
                                                                  ========           ========           ========           ========
Net income (loss)                                                 $ (1,564)          $   (113)          $     11           $    289
                                                                  ========           ========           ========           ========
Basic income (loss) per share                                     $  (0.03)          $  (0.00)          $   0.00           $   0.01
                                                                  ========           ========           ========           ========
Diluted income (loss) per  share                                  $  (0.03)          $  (0.00)          $   0.00           $   0.01
                                                                  ========           ========           ========           ========


(a) During the third quarter of 2002, the Company recorded a provision of $11,200,000 relating to environmental remediation.

(b) In 2002, the total of quarterly per share amounts does not necessarily equal the annual per share amount.