Form 10-K/A
period 2002-12-31
HOMEFED CORP
filed 2003-04-25
CIK 833795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-K/A
                                   ----------
                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2002

                                       OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the transition period from ____ to ____

                         Commission file number 1-10153

                               HOMEFED CORPORATION
               (Exact name of registrant as specified in charter)


          Delaware                                        33-0304982
 ------------------------------                   ------------------------------
(State or other jurisdiction of                        (I. R. S. employer
incorporation or organization)                         identification number)


                          1903 Wright Place, Suite 220
                           Carlsbad, California 92008
                                 (760) 918-8200
         -------------------------------------------------------------
         (Address of principal executive offices and telephone number)

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

           Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes        No  X
                                                    ----      ----

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

                       DOCUMENTS INCORPORATED BY REFERENCE
           None.

================================================================================

                                EXPLANATORY NOTE

           This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of HomeFed Corporation (the "Company") for the fiscal year ended December 31, 2002.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.
-------    --------------------------------------------------

           As of April 11, 2003, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:


                                                                Position with the
Name                                         Age                Company                        Office Held Since
----                                         ---                -------                        -----------------

Paul J. Borden                               54                 Director and                   May 1998
                                                                President
Corinne A. Maki                              46                 Secretary and                  Secretary since February
                                                                Treasurer                      1998; Treasurer since
                                                                                               February 1995
Curt R. Noland                               46                 Vice President                 October 1998

R. Randy Goodson                             37                 Vice President                 April 2000

Simon G. Malk                                33                 Vice President                 April 2000

Erin N. Ruhe                                 37                 Vice President                 Vice President since
                                                                and Controller                 April 2000; Controller
                                                                                               since January 1999
Patrick D. Bienvenue                         48                 Director                       August 1998

Timothy M. Considine                         62                 Director                       January 1992

Ian M. Cumming                               62                 Director                       May 1999

Michael A. Lobatz                            54                 Director                       February 1995

Joseph S. Steinberg                          59                 Chairman of the                Chairman of the Board
                                                                Board and Director             since December 1999;
                                                                                               Director since August 1998

           The officers serve at the pleasure of the board of directors of the Company.

           The recent business experience of our executive officers and directors is summarized as follows:

           Paul J. Borden. Mr. Borden has served as a director and President of the Company since May 1998. Mr. Borden had been a Vice President of Leucadia National Corporation (together with its subsidiaries, "Leucadia"), responsible for overseeing many of Leucadia's real estate investments. For information concerning the administrative services agreement pursuant to which the services of Mr. Borden were, and the services of Ms. Maki are, provided to the Company, see "Administrative Services Agreement" referred to in Item 13, "Certain Relationships and Related Transactions."

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

           Curt R. Noland. Mr. Noland has served as Vice President of the Company since October 1998. He spent the last 23 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until joining the Company, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara Land Associates, LP, a 1,000-acre master planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

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

           Simon G. Malk. Mr. Malk has served as Vice President of the Company since April 2000. For the prior six years, Mr. Malk was a principal of a San Diego company involved in residential real estate developing and consulting.

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

           Ian M. Cumming. Mr. Cumming has served as a director of the Company since May 1999 and has been a director and Chairman of the Board of Leucadia since June 1978. In addition, he has served as a director of Allcity Insurance Company ("Allcity"), a property and casualty insurer, since February 1988, MK Gold Company ("MK Gold"), an international mining company, since June 1995 and WilTel Communications Group, Inc. ("WilTel"), a telecommunications company, since October 2002. Both Allcity and MK Gold are subsidiaries of Leucadia and Leucadia has an approximately 47.4% interest in WilTel. Mr. Cumming has served as Chairman of the Board of The FINOVA Group Inc., ("FINOVA") a middle market lender in which Leucadia has an indirect 25% equity interest, since August 2001. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986 and a director of Carmike Cinemas, Inc., a publicly held motion picture exhibitor in the United States, in which Leucadia has an approximate 11.1% interest, since January 2002.

           Michael A. Lobatz. Dr. Lobatz has served as a director of the Company since February 1995 and has been a practicing physician in San Diego, California since 1981.

           Joseph S. Steinberg. Mr. Steinberg has served as a director of the Company since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978. In addition, he has served as a director of Allcity since February 1988, MK Gold since June 1995, Jordan Industries Inc., a public company that owns and manages manufacturing companies, of which approximately 10.1% of the common stock that is beneficially owned by Leucadia, since June 1988, FINOVA since August 2001, White Mountains Insurance Group, Ltd., a publicly traded insurance holding company in which Leucadia has a less than 5% equity interest, since June 2001 and WilTel since October 2002.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 2002, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11.   Executive Compensation.
-------    ----------------------

                           SUMMARY COMPENSATION TABLE

           Set forth below is certain information with respect to the cash compensation paid by the Company for services in all capacities to the Company and its subsidiaries during the years ended 2002, 2001 and 2000 to (i) the Company's President and chief executive officer, Paul J. Borden, and (ii) the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during these periods.

                                         Annual Compensation                              Long-Term
                                                                                         Compensation
                           ---------- ------------------ ------------------ -------------------- ------------------ ----------------
Name and Principal                                                            Restricted            Options           All Other
Position(s)                   Year         Salary             Bonus           Stock Awards        (# of shares)       Compensation
------------------            ----         ------             -----           ------------        -------------       ------------
Paul J. Borden,              2002       $  226,189(1)      $  231,426           $       --             1,000          $  8,000(4)
President                    2001          222,000(1)         330,265                   --             1,000             6,800
                             2000           37,151(1)         344,027                7,500(3)         51,000                 --

Curt R. Noland,              2002       $  110,318         $  153,309           $       --                --          $  7,545(4)
Vice President               2001          108,159             78,245                   --                --             6,800
                             2000          105,024            103,150               18,750(3)         25,000                 --

Erin N. Ruhe,                2002       $   76,493         $   77,295           $       --                --          $  5,552(4)
Vice President and           2001           75,009             62,250                   --                --             5,490
Controller                   2000           65,016             61,950               18,750(3)         25,000                 --

R. Randy Goodson,            2002       $  183,611         $   80,508           $       --                --          $  8,000(4)
Vice President               2001          180,000             80,400                   --                --                 --
                             2000          131,558(2)           4,050               12,188(3)        666,250                 --

Simon G. Malk,               2002       $  110,005         $   78,300           $       --                --          $  7,532(4)
Vice President               2001           90,000             77,700                   --                --             3,708
                             2000           65,783(2)           2,025                6,563(3)        358,750                 --


-----------------

(1) Through October 22, 2000, Mr. Borden was a Vice President of Leucadia and received compensation only from Leucadia. Pursuant to the Administrative Services Agreement between Leucadia Financial and the Company, $200,000 of the fees paid by the Company to Leucadia for services rendered in 2000 are attributable to Mr. Borden's services. This amount is not reflected in the foregoing table. See "Certain Relationships and Related Transactions" in this Report for a description of the administrative services agreement. Included for each of 2002, 2001 and 2000 are $12,000 in directors fees Mr. Borden received from the Company.

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

                              OPTION GRANTS IN 2002

                     The following table shows all grants of options to the named executive officers of the Company in 2002.

                                                                                             Potential Realizable Value
                                                                                             At Assumed Annual Rates
                                                                                             of Stock Price Appreciation
                                                Individual Grants                            for Option Term (2)
                          ----------------------------------------------------------------------------------------------------------
                               Securities
                               Underlying        % of Total
                                Options       Options Granted     Exercise
                                Granted        to Employees        Price       Expiration
Name                          (#of shares)       in 2002          ($/share)        Date              5%($)            10%($)
----                           ----------           ----          ---------        ----              -----            ------
Paul J. Borden                     1,000 (1)         100.0%         $.95         7/10/07                $262              $580


--------------
(1) The options were granted pursuant to the Company's 1999 Stock Incentive Plan to all Directors of the Company at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. The grant date of the options is July 10, 2002. These options become exercisable at the rate of 25% per year commencing one year after the date of grant.

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

                     AGGREGATE OPTION EXERCISES IN 2002 AND
                         OPTION VALUES AT YEAR END 2002

           The following table provides information as to options exercised by each of the named executives in 2002 and the value of options held by such executives at year end measured in terms of the last reported sale price for the Common Stock on December 31, 2002, $1.45.


                                                                             Number of Unexercised       Value of Unexercised
                                                                                   Options at          In-the-Money Options at
                                                                               December 31, 2002          December 31, 2002
                                                                               -----------------          -----------------
                                   Number of shares
                                     Underlying                  Value             Exercisable/                  Exercisable/
Name                              Options Exercised              Realized          Unexercisable                 Unexercisable
----                              ------------------              --------          -------------                -------------
Paul J. Borden                            --                    --                 20,750/32,250                $14,505/$22,265
Curt R. Noland                            --                    --                 10,000/15,000                 $7,000/$10,500
Erin N. Ruhe                              --                    --                 10,000/15,000                 $7,000/$10,500
R. Randy Goodson (a)                      --                    --                 656,500/9,750                $550,550/$6,825
Simon G. Malk (a)                         --                    --                 353,500/5,250                $296,450/$3,675


--------------------

(a) Includes currently exercisable options with respect to 650,000 shares valued at $546,000 for Mr. Goodson and currently exercisable options with respect to 350,000 shares valued at $294,000 for Mr. Malk as to which performance criteria have been waived in accordance with the terms of the options.

                            COMPENSATION OF DIRECTORS

           In 2002, each Director received a retainer of $12,000 for serving on the Board of Directors. Each of Messrs. Considine and Lobatz were also paid a $20,000 fee for serving as the Special Committee of the Board of Directors appointed to review and give a recommendation in connection with the Company's acquisition of CDS Holding Corporation. For more information concerning this acquisition, see Item 13, "Certain Relationships and Related Transactions-- Acquisition of CDS Holding Corporation." In addition, under the terms of the Company's 1999 Stock Incentive Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders of the Company is held each year. The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
-------    --------------------------------------------------------------


                     Set forth below is certain information as of April 11, 2003 with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities Exchange act of 1934, as amended, of Common Stock by
(i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock (the Company's only class of voting securities), (ii) each Director, (iii) the current executive officers named in the Summary Compensation Table under "Executive Compensation," (iv) the Steinberg Children Trusts and private charitable foundations established by Mr. Cumming and Mr. Steinberg and (v) all executive officers and Directors of the Company as a group.

                                                                                  Number of Shares
Name and Address                                                                    and Nature of                Percent
of Beneficial Owner                                                             Beneficial Ownership            of Class
-------------------                                                             --------------------            --------
Leucadia National Corporation (a)..............................................   24,742,268                   30.3%
Patrick D. Bienvenue...........................................................       10,750  (b)               *
Paul J. Borden.................................................................       46,533  (c)               *
Timothy M. Considine...........................................................       15,609  (d)               *
Ian M. Cumming.................................................................    7,732,364  (e)(f)            9.5%
R. Randy Goodson...............................................................      791,000  (g)               1.0%
Michael A. Lobatz..............................................................       10,750  (b)               *
Simon G. Malk..................................................................      575,844  (h)                .7%
Curt R. Noland.................................................................       40,000  (i)               *
Erin N. Ruhe...................................................................       40,000  (i)               *
Joseph S. Steinberg............................................................    7,198,130  (f)(j)            8.8%
The Steinberg Children Trusts..................................................      893,258  (k)               1.1%
Cumming Foundation.............................................................       73,297  (l)               *
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust.....................................................       23,815  (m)               *
All Directors and executive officers
   as a group (11 persons).....................................................    16,481,480 (n)              19.9%


-------------------
*  Less than .1%.

(a) The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b) Includes 750 common shares that may be acquired upon the exercise of currently exercisable stock options.

(c) Includes 30,750 common shares that may be acquired upon the exercise of currently exercisable stock options.

(d) Includes 4,859 shares held by the Seeseeanoh Inc. Retirement Plan. Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California. Also includes 8,250 shares held by The Considine Family 1981 Trust, of which Mr. Considine is the sole trustee.

(e) Includes (i) 95,324 shares of Common Stock (.1%) beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner and (ii) 750 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 24,742,268 shares held by Leucadia which Mr. Cumming may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares. See
         Item 13, "Certain Relationships and Related Transactions."

(f) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company. The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(g) Includes (i) 9,750 common shares that may be acquired upon the exercise of currently exercisable stock options and (ii) 650,000 common shares that may be acquired upon the exercise of currently exercisable stock options as to which performance criteria have been waived in accordance with the terms of the options.

(h) Includes (i) 5,250 common shares that may be acquired upon the exercise of currently exercisable stock options and (ii) 350,000 common shares that may be acquired upon the exercise of currently exercisable stock options as to which performance criteria have been waived in accordance with the terms of the options.

(i) Includes 15,000 common shares that may be acquired upon the exercise of currently exercisable stock options.

(j) Includes (i) 34,861 shares of Common Stock (less than .1%) beneficially owned by Mr. Steinberg's wife as to which Mr. Steinberg may be deemed to be the beneficial owner and (ii) 750 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 24,742,268 shares held by Leucadia which Mr. Steinberg may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares. See Item 13, "Certain Relationships and Related Transactions."

(k) Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the Steinberg Children Trusts.

(l) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of the Common Stock held by the foundation.

(m) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the trust.

(n) Includes 84,750 shares of Common Stock that may be acquired upon the exercise of currently exercisable stock options. Does not include currently exercisable stock options with respect to an aggregate of 1,000,000 shares of Common Stock described in footnotes (g) and (h) above.

           As of April 11, 2003, Cede & Co. held of record 44,863,093 shares of Common Stock (approximately 55.0% of the total Common Stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

EQUITY COMPENSATION PLAN INFORMATION

           The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2002. All outstanding awards relate to the Company's common stock.

                                                                                                          Number of securities
                                                                                                           remaining available
                                                                                                           for future issuance
                                         Number of Securities                 Weighted-average                under equity
                                           to be issued upon                  exercise price of            compensation plans
                                   exercise of outstanding options,         outstanding options,          (excluding securities
                                          warrants and rights                warrants and rights        reflected in column (a))
Plan Category                                          (a)                              (b)                           (c)
-------------                     ------------------------------------      ----------------------      ------------------------
Equity compensation
  plans approved by
  security holders                                1,197,250                    $     .63                           552,000

Equity compensation
  plans not approved
  by security holders                               -                              -                                -
                                                 ----------                    ---------                           -------

Total                                             1,197,250                    $     .63                           552,000
                                                  =========                    =========                           =======


Item 13.   Certain Relationships and Related Transactions.
-------    ----------------------------------------------

           In 1999, Leucadia distributed all of the Company's Common Stock that it owned to shareholders of Leucadia. As a result, at April 11, 2003, Joseph S. Steinberg, Chairman of the Board of the Company, and Ian M. Cumming, a director of the Company, together with their respective family members (excluding trusts for the benefit of Mr. Steinberg's children) beneficially owned approximately 8.8% and 9.5%, respectively, of the Company's outstanding Common Stock, before consideration of the Common Stock owned by Leucadia. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At April 11, 2003, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding trusts for the benefit of Mr. Steinberg's children) approximately 15.4% and 16.6%, respectively, of Leucadia's outstanding common shares. In addition to their ownership of the Company's Common Stock (directly and through family members), as a result of their beneficial ownership of Leucadia common shares, Messrs. Cumming and Steinberg each may be deemed to be the beneficial owner of the shares of the Company's Common Stock beneficially owned by Leucadia.

           Prior to joining the Company as Vice Presidents in 2000, R. Randy Goodson and Simon G. Malk were principals of Accretive Investments, LLC, a real estate consulting firm. In June 2002, Otay Land Company, LLC ("Otay Land Company"), a joint venture between the Company and Leucadia which is more fully discussed below, paid Accretive Investments a commission of $116,000 for consulting services provided to Otay Land Company by Accretive Investments prior to Messrs. Goodson & Malk joining the Company.

           Set forth below is information concerning agreements or relationships between the Company and Leucadia and its subsidiaries.

ACQUISITION OF CDS HOLDING CORPORATION

           On October 21, 2002, the Company purchased from Leucadia all of the issued and outstanding shares of capital stock of CDS Holding Corporation ("CDS"), which through its majority-owned subsidiaries is the owner of the San Elijo Hills project. The $25,000,000 purchase price consisted of $1,000,000 in cash and 24,742,268 shares of the Company's common stock, representing approximately 30.3% of the Company's outstanding shares. The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, will be a community of approximately 3,400 homes and apartments as well as commercial properties that are expected to be completed during the course of this decade. Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provided that the Company would receive development management fees for the field overhead, management and marketing services it provides, based on the revenues of the project. Prior to the acquisition of CDS, in 2002 the Company received approximately $1,600,000 of development management fees from the San Elijo Hills project. In addition, the Company had the right to receive a substantial portion of CDS's share of the project's net cash flow through the success fee arrangement. No success fee had been paid prior to the Company's acquisition of CDS. After the acquisition of CDS, since the Company was both an indirect owner of the San Elijo Hills project and the holder of the rights to the success fee, the development management agreement was amended to eliminate the success fee provisions.

           Pursuant to an agreement with CDS and its subsidiaries, Leucadia has historically provided project improvement bonds which were required prior to the commencement of any project development. This agreement was not affected by the Company's acquisition of CDS, and Leucadia will continue to obtain these bonds on behalf of the project.

LOAN AGREEMENTS

           Leucadia funded the Company's bankruptcy plan by purchasing stock and a note of the Company. As of December 31, 2002, the principal amount outstanding on the note was $26,462,000. The note is payable on December 31, 2007 and bears interest at 6% per year through 2004, 9% in 2005, 10% in 2006 and 11% in 2007. In 2002, the Company paid Leucadia $250,000 in connection with amending certain terms of the note and approximately $1,588,000 in interest.

           In March 2001, the Company entered into a $3,000,000 line of credit agreement with Leucadia. Under the line of credit, the Company has agreed to pay a commitment fee of .375% per year, payable quarterly, on the unused balance of the line of credit. Loans outstanding under this line of credit bear interest at 10% per year; in 2002, the Company paid $87,000 in interest and commitment fees. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, although Leucadia had the right to terminate the line of credit on an annual basis. In October 2002, the line of credit was increased to $10,000,000 and Leucadia's ability to terminate the line of credit prior to maturity was removed, unless the Company is in default. As of April 11, 2003, no amounts were outstanding under this facility.

OTAY LAND COMPANY, LLC

           In October 1998, the Company and Leucadia formed Otay Land Company to purchase approximately 4,850 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master-planned community south of San Diego, California. Otay Land Company acquired this land for $19,500,000. Through December 31, 2002, the Company has contributed $12,100,000 as capital and Leucadia has contributed $10,000,000 as a preferred capital interest; the Company is the managing member of Otay Land Company. Net income, if any, from this investment first will be paid to Leucadia until it has received an annual cumulative preferred return of 12% on, and repayment of, its preferred investment. Any remaining funds are to be paid to the Company. In 2002, Otay Land Company paid Leucadia $2,524,000 under this agreement.

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

OFFICE SPACE

           The Company leases a portion of the space in its corporate headquarters to Leucadia for a monthly rental of $8,400 in 2002 and $5,500 in 2003.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------    ----------------------------------------------------------------

None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HOMEFED CORPORATION
                                         Registrant



                                         By:    /s/ Erin N. Ruhe
                                            ------------------------------------
                                            Erin N. Ruhe
                                            Vice President and Controller

Dated:  April 25, 2003

                                 CERTIFICATIONS
                                 --------------

I, Paul J. Borden, certify that:

1.         I have reviewed this annual report on Form 10-K/A of HomeFed
           Corporation; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  April 25, 2003

                                                     /s/ Paul J. Borden
                                                     ---------------------------
                                                     Paul J. Borden
                                                     President

                                 CERTIFICATIONS
                                 --------------

I, Erin N. Ruhe, certify that:

1.         I have reviewed this annual report on Form 10-K/A of HomeFed
           Corporation; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date:  April 25, 2003

                                                 /s/ Erin N. Ruhe
                                                 -------------------------------
                                                  Erin N. Ruhe
                                                  Vice President and Controller