Form 10-Q
period 2003-03-31
HOMEFED CORP
filed 2003-05-13
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the transition period from                 to

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

                             ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X      NO
                                 -----      -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).


                             YES          NO  X
                                 -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 8, 2003, there were 81,550,844 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(Dollars in thousands, except par value)


                                                                                       March 31,             December 31,
                                                                                         2003                   2002
                                                                                      ----------             -----------
                                                                                     (Unaudited)
ASSETS
Real estate                                                                           $  39,600              $  31,108
Cash and cash equivalents                                                                27,805                 33,601
Deposits and other assets                                                                 1,257                  1,026
Deferred income taxes                                                                    43,822                 44,742
Note receivable                                                                           6,566                  6,566
                                                                                      ---------              ---------

TOTAL                                                                                 $ 119,050              $ 117,043
                                                                                      =========              =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                        $  23,885              $  23,628
Notes payable to trust deed holders                                                      17,065                 16,704
Deferred revenue                                                                         25,925                 32,621
Accounts payable and accrued liabilities                                                  6,570                  6,323
Non-refundable option payments                                                            8,043                  1,818
Liability for environmental remediation                                                  10,755                 10,816
Income taxes payable                                                                      3,050                  2,875
Other liabilities                                                                         4,802                  5,476
                                                                                      ---------              ---------

       Total liabilities                                                                100,095                100,261
                                                                                      ---------              ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                        15,893                 15,132
                                                                                      ---------              ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized;
   81,550,844 shares outstanding                                                            816                    816
Additional paid-in capital                                                              379,540                379,630
Deferred compensation pursuant to stock incentive plans                                    (161)                  (418)
Accumulated deficit                                                                    (377,133)              (378,378)
                                                                                      ---------              ---------

       Total stockholders' equity                                                         3,062                  1,650
                                                                                      ---------              ---------

TOTAL                                                                                 $ 119,050              $ 117,043
                                                                                      =========              =========




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2003 and 2002
(In thousands, except per share amounts)
(Unaudited)


                                                                                     2003               2002
                                                                                   -------            --------
REVENUES
Sales of real estate                                                               $ 7,016            $   --
Co-op marketing and advertising fees                                                   380                 470
Income from options on real estate properties                                          --                  180
                                                                                   -------            --------
                                                                                     7,396                 650
                                                                                   -------            --------

EXPENSES
Cost of sales                                                                        2,340                --
Interest expense relating to Leucadia Financial Corporation                            649                 667
General and administrative expenses                                                  1,823               1,113
Administrative services fees to Leucadia Financial Corporation                          30                  26
                                                                                   -------            --------
                                                                                     4,842               1,806
                                                                                   -------            --------

Income (loss) from operations                                                        2,554              (1,156)

Other income, net                                                                      417                 116
                                                                                   -------            --------

Income (loss) before income taxes and minority interest                              2,971              (1,040)
Income tax provision                                                                (1,252)                 (6)
                                                                                   -------            --------
Income (loss) before minority interest                                               1,719              (1,046)
Minority interest                                                                     (474)               (250)
                                                                                   -------            --------

Net income (loss)                                                                  $ 1,245            $ (1,296)
                                                                                   =======            ========

Basic income (loss) per common share                                               $  0.02            $  (0.02)
                                                                                   =======            ========

Diluted income (loss) per common share                                             $  0.02            $  (0.02)
                                                                                   =======            ========









             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the three month periods ended March 31, 2003 and 2002
(Dollars in thousands, except par value)
(Unaudited)



                                                                                         Deferred
                                                            Common                      Compensation
                                                            Stock       Additional      Pursuant to                      Total
                                                           $.01 Par       Paid-In     Stock Incentive  Accumulated    Stockholders'
                                                            Value         Capital          Plans        Deficit     Equity (Deficit)
                                                           --------     ---------     ---------------  -----------  ----------------

Balance, January 1, 2002                                    $ 568       $355,377           $ (276)     $(367,292)       $(11,623)

   Amortization of restricted stock grants                                                     16                             16
   Amortization related to stock options                                                       21                             21
   Change in value of performance-based stock
     options                                                                 (70)              70                           --
   Net loss                                                                                               (1,296)         (1,296)
                                                            -----       --------           ------      ---------        --------

Balance, March 31, 2002                                     $ 568       $355,307           $ (169)     $(368,588)       $(12,882)
                                                            =====       ========           ======      =========        ========

Balance, January 1, 2003                                    $ 816       $379,630           $ (418)     $(378,378)       $  1,650

   Amortization of restricted stock grants                                                     11                             11
   Amortization related to stock options                                                      156                            156
   Change in value of performance-based stock
     options                                                                 (90)              90                           --
   Net income                                                                                              1,245           1,245
                                                            -----       --------           ------      ---------        --------

Balance, March 31, 2003                                     $ 816       $379,540           $ (161)     $(377,133)       $  3,062
                                                            =====       ========           ======      =========        ========













             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2003 and 2002
(In thousands)
(Unaudited)

                                                                                                       2003              2002
                                                                                                    --------          --------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                                   $  1,245          $ (1,296)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
   Minority interest                                                                                     474               250
   Provision for deferred income taxes                                                                   920              --
   Amortization of deferred compensation pursuant to stock incentive plans                               167                37
   Amortization of debt discount on note payable to Leucadia Financial Corporation                       257               275
   Changes in operating assets and liabilities:
       Real estate                                                                                    (7,887)             (451)
       Deposits and other assets                                                                        (231)               71
       Deferred revenue                                                                               (6,696)             --
       Accounts payable and accrued liabilities                                                          247              (187)
       Liability for environmental remediation                                                           (61)             --
       Non-refundable option payments                                                                  6,225              --
       Income taxes payable                                                                              175              --
       Other liabilities                                                                                (674)             --
                                                                                                    --------          --------

           Net cash used for operating activities                                                     (5,839)           (1,301)
                                                                                                    --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution from minority interest                                                                       43             --
Borrowings under credit agreement with Leucadia Financial Corporation                                   --                 450
                                                                                                    --------          --------

           Net cash provided by financing activities                                                      43               450
                                                                                                    --------          --------

Net decrease in cash and cash equivalents                                                             (5,796)             (851)

Cash and cash equivalents, beginning of period                                                        33,601             1,454
                                                                                                    --------          --------

Cash and cash equivalents, end of period                                                            $ 27,805          $    603
                                                                                                    ========          ========

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                              $    392          $    392

   Cash paid for income taxes                                                                       $    128          $      1

Non cash financing activities:
   Contribution of real estate from minority interest                                               $    244          $   --




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2002 which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2002 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2002 was extracted from the Company's audited annual consolidated financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations related to employees and directors under its stock compensation plans. Had compensation cost for the Company's fixed stock options been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income (loss) and income (loss) per share would not have been materially different from that reported.

     Certain amounts for prior periods have been reclassified to be consistent with the 2003 presentation.

2. The note payable to Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), has a principal amount of $26,462,000. Interest on the note of $392,000 was expensed and paid during each of the three month periods ended March 31, 2003 and 2002.
     Additionally, approximately $257,000 and $275,000 of debt discount on the note was amortized as interest expense during the three month periods ended March 31, 2003 and 2002, respectively.

3. The Company has a $10,000,000 line of credit agreement with LFC that has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. At March 31, 2003, no amounts were outstanding under this facility.

4. Basic and diluted income (loss) per share of common stock was calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding. The number of shares used to calculate basic income
     (loss) per common share was 81,550,844 and 56,808,076 for the three month periods ended March 31, 2003 and 2002, respectively. The number of shares used to calculate diluted income (loss) per share was 82,209,503 and 56,808,076 for the three month periods ended March 31, 2003 and 2002, respectively. Options to purchase 322,022 weighted average shares of common stock outstanding during the three month period ended March 31, 2002 were not included in the computation of diluted loss per share as those options were antidilutive.

5. Pursuant to the administrative services agreement, LFC provides administrative services, including providing the services of one of the Company's executive officers to the Company through December 31, 2003. Administrative fees paid to LFC were $30,000 and $26,000 for the three month periods ended March 31, 2003 and 2002, respectively. The Company also receives monthly rental fees from Leucadia for an amount equal to Leucadia's pro rata share of the Company's cost for such space and furniture. Effective January 2003, the monthly rental fee is $5,500.

6. In August 2002, the Company entered into a joint venture with another party to develop its 10 acre parcel at the Paradise Valley project. In March
     2003, the Company contributed its real estate, with a book value of approximately $1,254,000, and cash of approximately $108,000 in exchange for an 83% interest in the joint venture. The other party contributed cash and real estate for an aggregate amount of approximately $287,000 in exchange for a 17% interest. The Company is the manager of the joint venture and consolidates this entity in its financial statements. No gain or loss was recognized on this transaction.

7. The Company's lot sales agreements with home builders generally include provisions which restrict the purchaser from reselling the real estate to another home builder without the Company's consent. These provisions are intended to prevent the resale of real estate to less desirable home builders which could jeopardize the quality of the project's neighborhoods, as well as to insure that the Company captures the profit from the sale of improved lots. During April 2003, the Company consented to the resale of lots by one of its home builders in exchange for a payment of approximately $3,000,000. The payment will be recorded as other income during the second quarter of 2003.

8. Certain of the Company's lot purchase agreements with home builders include provisions that entitle the Company to a share of the profits realized by the home builders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company's policy is to accrue revenue earned pursuant to these agreements when amounts are payable pursuant to the lot purchase agreements. As of March 31, 2003, the Company accrued $300,000 under these agreements, and currently estimates that it may receive an additional $4,000,000 pursuant to these agreements during 2003.

9. In April 2003, Otay Land Company sold approximately 1,445 acres within the Otay Ranch master-planned community to an unrelated third party for a sales price of $22,500,000 in cash. As previously disclosed in the 2002 10-K, the Company was contractually committed to sell the property if the transaction closed by April 30, 2003. The sale is expected to result in a pre-tax gain of approximately $17,700,000. Otay Land Company used a portion of the proceeds from the sale to fully satisfy the preferred capital interest and preferred return of approximately $12,900,000 due to Leucadia, which is reflected in the consolidated balance sheet as minority interest.

10. In 2000, pursuant to the Company's 2000 Stock Incentive Plan, the Company granted to two key employees options to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $.61 per share, the then current market price per share. These options were subject to forfeiture provisions if performance criteria were not met by April 27, 2003. Upon the closing of the Otay Land Company sale described in note 9, the options were no longer subject to forfeiture. As a result, the Company will expense the remaining deferred compensation related to the performance options of approximately $425,000 in the second quarter of 2003.

11. From April 1, 2003 through May 8, 2003, the Company closed on the sales of three neighborhoods in the San Elijo Hills project consisting of 267 single family lots for aggregate sales proceeds of $61,200,000, net of closing costs. The sales proceeds include $4,300,000 of non-refundable options payments that the Company had received as of March 31, 2003. The Company estimates that it will recognize a total pre-tax gain on these sales of approximately $47,000,000, which will be recognized over time under the percentage of completion method of accounting. As of May 8, 2003, the Company has agreements with home builders to sell an additional 163 single family lots for aggregate cash proceeds of $37,500,000, pursuant to which it received non-refundable option payments totaling $3,700,000. These option payments will be applied to reduce the amount due from the purchasers at closing. Prior to the closing of real estate sales, option payments are reflected in the consolidated balance sheet in the caption "Non-refundable option payments."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.


Liquidity and Capital Resources

For the three month periods ended March 31, 2003 and 2002, net cash was used for operating activities, principally to pay interest and general and administrative expenses. The Company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with LFC, fee income from the San Elijo Hills project and dividends or borrowings from or repayment of advances by its subsidiaries.

The Company expects that its cash on hand, together with the sources described above, will be sufficient to meet its cash flow needs for the foreseeable future. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company could accelerate its subsidiaries' sale of real estate projects held for development or seek to borrow funds. However, because all of the Company's assets are pledged to LFC to collateralize its $26,462,000 borrowing from LFC, it may be unable to obtain financing from sources other than LFC. Further, if the Company were to sell its real estate projects in order to meet its liquidity needs, it may have to do so at a time when the potential sales prices are not attractive or are not reflective of the values that the Company believes are inherent in the projects. Accordingly, while the Company believes it can generate sufficient liquidity to meet its obligations through sales of assets, any such sales could be at prices that would not maximize the Company's value to its shareholders.

The Company currently has a $10,000,000 line of credit agreement with LFC, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. As of March 31, 2003, no amounts were outstanding under this facility.

During the three months ended March 31, 2003, the Company received $6,200,000 of non-refundable option payments for sales of real estate. From April 1, 2003 through May 8, 2003, the Company closed on the sales of three neighborhoods in the San Elijo Hills project consisting of 267 single family lots for aggregate sales proceeds of $61,200,000, net of closing costs. The sales proceeds include $4,300,000 of non-refundable options payments that the Company had received as of March 31, 2003. The Company estimates that it will recognize a total pre-tax gain on these sales of approximately $47,000,000, which will be recognized over time under the percentage of completion method of accounting.

As of May 8, 2003, the Company has agreements with home builders to sell an additional 163 single family lots for aggregate cash proceeds of $37,500,000, pursuant to which it had received non-refundable option payments totaling $3,700,000 as of March 31, 2003. These option payments will be applied to reduce the amount due from the purchasers at closing.

The Company's lot sales agreements with home builders generally include provisions which restrict the purchaser from reselling the real estate to another home builder without the Company's consent. These provisions are intended to prevent the resale of real estate to less desirable home builders which could jeopardize the quality of the project's neighborhoods, as well as to insure that the Company captures the profit from the sale of improved lots. During April 2003, the Company consented to the resale of lots by one of its home builders in exchange for a payment of approximately $3,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

In April 2003, Otay Land Company sold approximately 1,445 acres within the Otay Ranch master-planned community to an unrelated third party for a sales price of $22,500,000 in cash. As previously disclosed in the 2002 10-K, the Company was contractually committed to sell the property if the transaction closed by April 30, 2003. The sale is expected to result in a pre-tax gain of approximately $17,700,000. Otay Land Company used a portion of the proceeds from the sale to fully satisfy the preferred capital interest and preferred return of approximately $12,900,000 due to Leucadia.

In April 2003, the Company completed certain improvements pertaining to the December 2002 sale of one neighborhood consisting of 92 single family lots. As a result, the purchaser fully paid the non-interest bearing promissory note of $6,600,000 referred to in the 2002 10-K.

Results of Operations

Sales of real estate in 2003 principally reflect the recognition of revenue previously deferred on sales that closed prior to 2003. The amount of deferred revenue recognized is based upon the completion of certain activities which are required under the sales contract. As there were no new sales of real estate that closed during 2003, cost of sales recognized is the same proportion to the amount of deferred revenue recognized under the percentage of completion method of accounting.

The Company recorded co-op marketing and advertising fees of approximately $380,000 and $470,000 for the three month periods ended March 31, 2003 and 2002, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price.

Income from options on real estate properties reflects non-refundable fees to extend the closing date on the sale of 85 acres of developable land at the Otay Ranch project, which closed in June 2002. The Company received and recognized $180,000 of such fees during the three month period ended March 31, 2002.

Interest expense reflects the interest due on indebtedness to LFC of $392,000 for each of the three month periods ended March 31, 2003 and 2002. Interest expense also includes amortization of debt discount related to the indebtedness to LFC of $257,000 and $275,000 for the three month periods ended March 31, 2003 and 2002, respectively.

General and administrative expenses increased during the three month period ended March 31, 2003 as compared to the same period in 2002 primarily due to expenses of $407,000 related to CDS Holding Corporation ("CDS"), which was acquired in October 2002, greater legal fees and increased stock compensation expense. The increase in legal fees principally reflects costs associated with the Otay Ranch project. The increase in stock compensation expense related to performance options resulted from an increase in the market price of the Company's common stock.

The increase in other income for the three month period ended March 31, 2003 as compared to the same period in 2002 primarily relates to cash received to settle a dispute with one of the Company's vendors and greater interest income, partially offset by the gain on a sale of a foreclosed property in 2002.

The increase in minority interest expense for the three month period ended March 31, 2003 as compared to the same period in 2002 relates to minority interest in CDS.

The Company's effective income tax rate in 2003 is higher than the federal statutory rate due to California state income taxes and state franchise taxes. Income taxes paid for 2002 principally relate to state franchise taxes. In 2002, the Company did not recognize income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income which is required in order to recognize such tax benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Cautionary Statement for Forward-Looking Information

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations may contain forward-looking statements. Such statements may relate, but are not limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, competition and regulation, as well as assumptions relating to the foregoing. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. When used in this Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

In addition to risks set forth in the Company's other public filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

     o changes in general economic and market conditions or prevailing interest rate levels, including mortgage rates;
     o    changes in domestic laws and government regulations or requirements;
     o    changes in real estate pricing environments;
     o    regional or general changes in asset valuation;
     o changes in implementation and/or enforcement of governmental rules and regulations;
     o demographic and economic changes in the United States generally and California in particular;
     o    increases in real estate taxes and other local government fees;
     o    significant   competition  from  other  real  estate   developers  and
          homebuilders;
     o    decreased consumer spending for housing;
     o    delays in construction schedules and cost overruns;
     o    availability  and cost of land,  materials  and  labor  and  increased development costs many of which the Company would not be able to control;
     o    damage to properties or condemnation of properties;
     o    the occurrence of significant natural disasters;
     o    imposition  of  limitations  on the  Company's  ability to develop its properties resulting from environmental laws and regulations and developments in or new applications thereof;
     o    the inability to insure certain risks economically;
     o increased interest costs as a result of a delay in project completion requiring the financing to remain outstanding for a longer than projected period of time;
     o the availability of adequate water resources in the areas where the Company owns real estate projects and the impact that inadequate water resources can have in curtailing development;
     o the availability of reliable energy sources in California and consumer confidence in the dependability of such energy sources;
     o    changes in the  composition  of the Company's  assets and  liabilities
          through   acquisitions   or   divestitures;
     o the actual cost of environmental liabilities concerning land owned in San Diego County, California exceeding the amount reserved for such matter; and
     o the Company's ability to generate sufficient taxable income to fully realize the deferred tax asset, net of the valuation allowance.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated by reference herein.

Item  4. Controls and Procedures.

(a) Based on their evaluation as of the date within 90 days of the filing date of this quarterly report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

                           PART II - OTHER INFORMATION


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




                                             HOMEFED CORPORATION
                                                (Registrant)




Date:  May 13, 2003                          By: /s/ Erin N. Ruhe
                                                 ------------------------------
                                                 Erin N. Ruhe
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 13, 2003
                                             By: /s/ Paul J. Borden
                                                 ------------------
                                                 Paul J. Borden
                                                 President

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 13, 2003

                                             By: /s/ Erin N. Ruhe
                                                 -----------------------------
                                                 Erin N. Ruhe
                                                 Vice President and Controller

                                  EXHIBIT INDEX


        Exhibit Number                      Description


           99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2          Certification of Principal  Financial  Officer pursuant
                          to Section 906 of the Sarbanes-Oxley Act of 2002.