Form 10-Q/A
period 2002-09-30
HOMEFED CORP
filed 2003-05-22
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                   FORM 10-Q/A

                                Amendment No. 1

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

                                EXPLANATORY NOTE


     The purpose of this Report on Form 10-Q/A is to reflect in the balance sheet contained in the quarterly report on Form 10-Q for the period ended September 30, 2002, the increase in number of shares authorized from 100 million to 250 million, effective July 2002. There are no other changes to the information as originally filed.

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
Common stock, $.01 par value; 250,000,000 and 100,000,000 shares
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
                                                          =====        ==========          ======         ==========      =========













             See notes to interim consolidated financial statements.
                                       5

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

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits.

           3.3 Amendment to Amended and Restated Bylaws of the Company, dated July 10, 2002 (previously filed).

           3.4        Certificate   of   Amendment   of   the   Certificate   of
                      Incorporation   of  the  Company,   dated  July  10,  2002
                      (previously filed).

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



                                                HOMEFED CORPORATION
                                                  (Registrant)




Date:  May 22,  2003                        By: /s/ Erin N. Ruhe
                                                -----------------------------
                                                Erin N. Ruhe
                                                Vice President and Controller
                                                (Principal Accounting Officer)



                                 CERTIFICATIONS


I, Paul J. Borden, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-Q/A  of  HomeFed
     Corporation;

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



Date:  May 22, 2003

                                                By: /s/ Paul J. Borden
                                                    ---------------------------
                                                    Paul J. Borden
                                                    Principal Executive Officer


                                 CERTIFICATIONS

I, Erin N. Ruhe, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-Q/A  of  HomeFed
     Corporation;

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



Date:  May 22, 2003


                                                By: /s/ Erin N. Ruhe
                                                    ---------------------------
                                                    Erin N. Ruhe
                                                    Principal Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                          Description


99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.