Form 10-K/A
period 2002-12-31
HOMEFED CORP
filed 2003-05-22
CIK 833795

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

================================================================================

                                EXPLANATORY NOTE


          This Report on Form 10-K/A amends and restates the following items in their entirety of the Annual Report on Form 10-K of HomeFed Corproation for the fiscal year ended December 31, 2002. The purpose of this amendment is to: (1) reflect in the balance sheet the increase in number of shares authorized from 100 million to 250 million, effective July 2002 and (2) correct non-material information in Item 12 (Security Ownership of Certain Beneficial Owners and Management). There are no other changes to the information as originally filed.

                                     PART II
Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

     Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

                                    PART III

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


                                                                             Number of Shares
Name and Address                                                              and Nature of            Percent
of Beneficial Owner                                                        Beneficial Ownership       of Class
-------------------                                                        --------------------       --------
Leucadia National Corporation (a)..................................         24,742,268                30.3%
Patrick D. Bienvenue...............................................             10,750  (b)            *
Paul J. Borden.....................................................             46,533  (c)            *
Timothy M. Considine...............................................             15,609  (d)            *
Ian M. Cumming.....................................................          7,732,364  (e)(f)         9.5%
R. Randy Goodson...................................................            791,000  (g)            1.0%
Michael A. Lobatz..................................................             10,750  (b)            *
Simon G. Malk......................................................            575,844  (h)             .7%
Curt R. Noland.....................................................             40,000  (i)            *
Erin N. Ruhe.......................................................             40,000  (i)            *
Joseph S. Steinberg................................................          7,198,130  (f)(j)         8.8%
The Steinberg Children Trusts......................................            893,258  (k)            1.1%
Cumming Foundation.................................................             73,297  (l)            *
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust.........................................             23,815  (m)            *
All Directors and executive officers
   as a group (11 persons).........................................          16,481,980 (n)           19.9%



-------------------
*  Less than .1%.

(a) The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b) Includes 750 common shares that may be acquired upon the exercise of currently exercisable stock options.

(c) Includes 30,750 common shares that may be acquired upon the exercise of currently exercisable stock options.

(d) Includes 4,859 shares held by the Seeseeanoh Inc. Retirement Plan. Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California. Also includes 8,250 shares held by The Considine Family 1981 Trust, of which Mr. Considine and his wife are trustees.

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

(g) Includes 659,750 common shares that may be acquired upon the exercise of currently exercisable stock options.

(h) Includes 355,250 common shares that may be acquired upon the exercise of currently exercisable stock options.

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

(n) Includes 1,084,750 shares of Common Stock that may be acquired upon the exercise of currently exercisable stock options.

     As of April 11, 2003, Cede & Co. held of record 44,863,093 shares of Common Stock (approximately 55.0% of the total Common Stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

Equity Compensation Plan Information
------------------------------------

     The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2002. All outstanding awards relate to the Company's common stock.



                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                  Number of Securities            Weighted-average           under equity
                                    to be issued upon            exercise price of        compensation plans
                            exercise of outstanding options,    outstanding options,     (excluding securities
                                   warrants and rights          warrants and rights    reflected in column (a))
Plan Category                             (a)                          (b)                        (c)
-------------               -------------------------------     --------------------   -------------------------


Equity compensation
  plans approved by
  security holders                      1,197,250                     $  .63                   552,000

Equity compensation
  plans not approved
  by security holders                       --                           --                       --
                                        ---------                     ------                   -------
Total                                   1,197,250                     $  .63                   552,000
                                        =========                     ======                   =======



                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  -----------------------------------------------------------------

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

10.34 Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (previously filed).

10.35 Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (previously filed).

10.36 Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998 (previously filed).

10.37 Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002 (previously filed).

10.38 Agreement and Guaranty, dated as of October 1, 2002 between Leucadia National Corporation and CDS Holding Corporation (previously filed).

10.39 Obligation agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc (previously filed).

21        Subsidiaries of the Company (previously filed).

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

                               HOMEFED CORPORATION


Date: May 22, 2003                By /s/  ERIN N. RUHE
                                  -----------------------------
                                  Erin N. Ruhe
                                  Vice President and Controller

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



Date:  May 22, 2003                          By:/s/ Paul J. Borden
                                                -------------------
                                                Paul J. Borden
                                                President

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

10.34 Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (previously filed).

10.35 Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (previously filed).

10.36 Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998 (previously filed).

10.37 Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002 (previously filed).

10.38 Agreement and Guaranty, dated as of October 1, 2002, between Leucadia National Corporation and CDS Holding Corporation (previously filed).

10.39 Obligation Agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc (previously filed).

21      Subsidiaries of the Company (previously filed).

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

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 250,000,000 and 100,000,000 shares
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