Form 10-Q
period 2003-06-30
HOMEFED CORP
filed 2003-08-13
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

                          YES   X        NO
                              -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 5, 2003, there were 8,155,084 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(Dollars in thousands, except par value)



                                                                                        June 30,             December 31,
                                                                                          2003                   2002
                                                                                      ----------             -----------
                                                                                      (Unaudited)
ASSETS
Real estate                                                                           $  34,519              $  31,108
Cash and cash equivalents                                                               103,028                 33,601
Deposits and other assets                                                                 3,159                  1,026
Deferred income taxes                                                                    25,767                 44,742
Note receivable                                                                            --                    6,566
                                                                                      ---------              ---------
TOTAL                                                                                 $ 166,473              $ 117,043
                                                                                      =========              =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                        $  24,153              $  23,628
Notes payable to trust deed holders                                                      14,605                 16,704
Deferred revenue                                                                         58,316                 32,621
Accounts payable and accrued liabilities                                                  6,428                  6,323
Non-refundable option payments                                                            1,818                  1,818
Liability for environmental remediation                                                  10,690                 10,816
Income taxes payable                                                                      3,218                  2,875
Other liabilities                                                                         4,342                  5,476
                                                                                      ---------              ---------

       Total liabilities                                                                123,570                100,261
                                                                                      ---------              ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                         5,673                 15,132
                                                                                      ---------              ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,155,084 shares outstanding                                                              82                     82
Additional paid-in capital                                                              380,544                380,364
Deferred compensation pursuant to stock incentive plans                                      (6)                  (418)
Accumulated deficit                                                                    (343,390)              (378,378)
                                                                                      ---------              ---------

       Total stockholders' equity                                                        37,230                  1,650
                                                                                      ---------              ---------

TOTAL                                                                                 $ 166,473              $ 117,043
                                                                                      =========              =========



             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2003 and 2002
(In thousands, except per share amounts)
(Unaudited)




                                                                             For the Three Month               For the Six Month
                                                                            Period Ended June 30,            Period Ended June 30,
                                                                            ----------------------           ---------------------
                                                                             2003           2002             2003             2002
                                                                           -------         -------         ------           -------

REVENUES
Sales of real estate                                                       $ 78,444        $  4,285        $ 85,460         $ 4,285
Co-op marketing and advertising fees                                            203             426             583             896
Development management fee income from San Elijo Hills                         --             1,553            --             1,553
Income from options on real estate properties                                  --               120            --               300
                                                                           --------        --------        --------         -------
                                                                             78,647           6,384          86,043           7,034
                                                                           --------        --------        --------         -------

EXPENSES
Cost of sales                                                                14,792             809          17,132             809
Interest expense relating to Leucadia Financial Corporation                     663             698           1,312           1,365
General and administrative expenses                                           2,638           1,093           4,450           2,206
Administrative services fees to Leucadia Financial Corporation                   30              34              60              60
                                                                           --------        --------        --------         -------
                                                                             18,123           2,634          22,954           4,440
                                                                           --------        --------        --------         -------

Income from operations                                                       60,524           3,750          63,089           2,594

Other income, net                                                               239              55             645             171
                                                                           --------        --------        --------         -------

Income before income taxes and minority interest                             60,763           3,805          63,734           2,765
Income tax provision                                                        (24,330)            (47)        (25,582)            (53)
                                                                           --------        --------        --------         -------

Income before minority interest                                              36,433           3,758          38,152           2,712
Minority interest                                                            (2,690)           (657)         (3,164)           (907)
                                                                           --------        --------        --------         -------

Net income                                                                 $ 33,743        $  3,101        $ 34,988         $ 1,805
                                                                           ========        ========        ========         =======

Basic income per common share                                              $   4.14        $   0.55        $   4.29         $  0.32
                                                                           ========        ========        ========         =======

Diluted income per common share                                            $   4.10        $   0.54        $   4.25         $  0.32
                                                                           ========        ========        ========         =======









             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the six month periods ended June 30, 2003 and 2002
(Dollars in thousands, except par value)
(Unaudited)



                                                                                       Deferred
                                                          Common                    Compensation
                                                          Stock        Additional    Pursuant to                         Total
                                                         $.01 Par       Paid-In     Stock Incentive    Accumulated    Stockholders'
                                                           Value        Capital         Plans           Deficit     Equity (Deficit)
                                                          ------        -------      -----------      ----------    ----------------

Balance, January 1, 2002                                  $  57         $ 355,888      $ (276)        $ (367,292)     $ (11,623)

   Amortization of restricted stock grants                                                 31                                31
   Amortization related to stock options                                                   48                                48
   Change in value of performance-based stock options                         (40)         40                              --
   Net income                                                                                              1,805          1,805
                                                          -----         ---------      ------         ----------      ---------

Balance, June 30, 2002                                    $  57         $ 355,848      $ (157)        $ (365,487)     $  (9,739)
                                                          =====         =========      ======         ==========      =========

Balance, January 1, 2003                                  $  82         $ 380,364      $ (418)        $ (378,378)     $   1,650

   Amortization of restricted stock grants                                                 11                                11
   Amortization related to stock options                                                  581                               581
   Change in value of performance-based stock options                         180        (180)                             --
   Net income                                                                                             34,988         34,988
                                                          -----         ---------      ------         ----------      ---------

Balance, June 30, 2003                                    $  82         $ 380,544      $   (6)        $ (343,390)     $  37,230
                                                          =====         =========      ======         ==========      =========









             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2003 and 2002
(In thousands)
(Unaudited)




                                                                                                       2003              2002
                                                                                                     -------            ------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                          $ 34,988           $ 1,805
Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest                                                                                   3,164               907
   Provision for deferred income taxes                                                                18,975              --
   Amortization of deferred compensation pursuant to stock incentive plans                               592                79
   Amortization of debt discount on note payable to Leucadia Financial Corporation                       525               561
   Changes in operating assets and liabilities:
       Real estate                                                                                    (2,485)             (268)
       Deposits and other assets                                                                      (2,133)             (454)
       Note receivable                                                                                 6,566              --
       Deferred revenue                                                                               25,695              --
       Accounts payable and accrued liabilities                                                          105              (565)
       Liability for environmental remediation                                                          (126)             --
       Income taxes payable                                                                              343              --
       Other liabilities                                                                              (1,134)             --
                                                                                                    --------           -------

           Net cash provided by operating activities                                                  85,075             2,065
                                                                                                    --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution from minority interest                                                                       43              --
Distribution to minority interest                                                                    (12,910)             --
Payments to trust deed note holders                                                                   (2,781)             --
Borrowings under credit agreement with Leucadia Financial Corporation                                   --                 650
                                                                                                    --------           -------

           Net cash (used for) provided by financing activities                                      (15,648)              650
                                                                                                    --------           -------

Net increase in cash and cash equivalents                                                             69,427             2,715

Cash and cash equivalents, beginning of period                                                        33,601             1,454
                                                                                                    --------           -------

Cash and cash equivalents, end of period                                                            $103,208           $ 4,169
                                                                                                    ========           =======

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                              $    787           $   804

   Cash paid for income taxes                                                                       $  3,678           $   115

Non cash financing activities:
   Contribution of real estate from minority interest                                               $    244           $  --







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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations related to employees and directors under its stock compensation plans. Had compensation cost for the Company's fixed stock options been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income and income per share would not have been materially different from that reported.

     On July 14, 2003, following shareholder approval, the Company effected a reverse 1-for-250 stock split (the "reverse split") followed immediately by a forward 25-for-1 stock split (the "forward split") of its common stock, which had the net effect of a reverse 10-for-1 stock split (the "reverse/forward split"). Holders of fewer than 250 shares of common stock prior to the reverse split and holders of fractional interests in common stock following the forward split will be entitled to receive a cash payment for the value of their fractional interests. The Company's transfer agent will aggregate all fractional interests and sell them at prevailing market prices. Stockholders will need to surrender their old common stock certificates in order to receive new stock certificates and/or cash pursuant to the reverse/forward split. Because the net result of the reverse/forward stock split effectively was a 10-for-1 reverse stock split, the Company also proportionately reduced the number of authorized shares of common stock to 25,000,000. The trading symbol for the Company's common stock, which continues to trade in the over-the-counter bulletin board, was changed to "HOFD" effective July 14, 2003. The financial statements and notes thereto give retroactive effect to the reverse/forward stock split for all periods presented.

     Certain amounts for prior periods have been reclassified to be consistent with the 2003 presentation.

2. The note payable to Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), has a principal amount of $26,462,000. Interest on the note of $787,000 was expensed and paid during each of the six month periods ended June 30, 2003 and 2002. Additionally, $525,000 and $561,000 of debt discount on the note was amortized as interest expense during the six month periods ended June 30, 2003 and 2002, respectively.

3. The Company has a $10,000,000 line of credit agreement with LFC that has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. At June 30, 2003, no amounts were outstanding under this facility.

4. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding. The number of shares used to calculate basic income per common share was 8,155,084 and 5,680,808 for the periods ended June 30, 2003 and 2002, respectively. The number of shares used to calculate diluted income per share was 8,229,874 and 5,713,826 for the six month periods ended June 30, 2003 and 2002, respectively, and 8,238,798 and 5,714,642 for the three month periods ended June 30, 2003 and 2002, respectively.

5. Pursuant to the administrative services agreement, LFC provides administrative services, including providing the services of one of the Company's executive officers to the Company through December 31, 2003. Administrative fees paid to LFC were $60,000 for the each of the six month periods ended June 30, 2003 and 2002, and $30,000 and $34,000 for the three month periods ended June 30, 2003 and 2002, respectively. The Company also receives monthly rental fees from Leucadia for an amount equal to Leucadia's pro rata share of the Company's cost for such space and furniture. Effective January 2003, the monthly rental fee is $5,500.

6. In August 2002, the Company entered into a joint venture with another party to develop its 10 acre parcel at the Paradise Valley project. In March
     2003, the Company contributed its real estate, with a book value of approximately $1,254,000, and cash of approximately $108,000 in exchange for an 83% interest in the joint venture. The other party contributed cash and an adjacent 2 acre parcel for an aggregate amount of approximately $287,000 in exchange for a 17% interest. The Company is the manager of the joint venture and consolidates this entity in its financial statements. No gain or loss was recognized on the formation of this joint venture.

7. The Company's lot sales agreements with home builders generally include provisions which restrict the purchaser from reselling the real estate to another home builder without the Company's consent. These provisions are intended to prevent the resale of real estate to less desirable home builders which could jeopardize the quality of the project's neighborhoods, as well as to insure that the Company captures the profit from the sale of improved lots. In April 2003, the Company consented to the resale of lots by one of its home builders in exchange for a payment of approximately $3,050,000, which is recorded as real estate revenues.

8. Certain of the Company's lot purchase agreements with home builders include provisions that entitle the Company to a share of the profits realized by the home builders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company's policy is to accrue revenue earned pursuant to these agreements when amounts are payable pursuant to the lot purchase agreements. The Company has recognized real estate revenues pursuant to these agreements of $5,100,000 and $4,800,000 for the six and three month periods ended June 30, 2003, respectively.

9. In April 2003, Otay Land Company sold approximately 1,445 acres within the Otay Ranch master-planned community to an unrelated third party for a sales price of $22,500,000 in cash. As previously disclosed in the 2002 10-K, the Company was contractually committed to sell the property if the transaction closed by April 30, 2003. The sale resulted in a pre-tax gain of approximately $17,700,000 during the second quarter of 2003. Otay Land Company used a portion of the proceeds from the sale to fully satisfy the preferred capital interest and preferred return of approximately $12,900,000 due to Leucadia, which was reflected in the consolidated balance sheet as minority interest.

10. In 2000, pursuant to the Company's 2000 Stock Incentive Plan, the Company granted to two key employees options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $6.10 per share, the then current market price per share. These options were subject to forfeiture provisions if performance criteria were not met by April 27, 2003. Upon the closing of the Otay Land Company sale described in Note 9, the options were no longer subject to forfeiture. As a result, the Company expensed the remaining deferred compensation related to the performance options of approximately $425,000 in the second quarter of 2003.

     In July 2003, following shareholder approval, the Company's 1999 Stock Incentive Plan was amended to, among other things, increase to 200,000 the number of shares of common stock that would be available under the plan for issuance pursuant to stock options, restricted stock or stock appreciation rights once the reverse/forward stock split was effected.

11. During the six and three month periods ending June 30, 2003, the Company closed on the sales of four neighborhoods in the San Elijo Hills project consisting of 353 single family lots for an aggregate purchase price of $80,500,000, net of closing costs. For the periods ended June 30, 2003, the Company recognized revenues on sales of real estate and cost of sales for these closings of $43,000,000 and $8,800,000, respectively. As of June 30, 2003, the Company estimates that it will spend approximately $7,600,000 to complete the required improvements to these properties, representing approximately 47% of the total cost of these neighborhoods, including costs related to common areas. Accordingly, the Company has deferred recognition of $37,500,000 of revenue under the percentage of completion method of accounting. The Company expects to substantially complete the required improvements by December 2004 and the deferred revenue, as well as the related cost of sales, will be recognized in the statement of operations as the improvements are completed.

     As of August 11, 2003, the Company has an agreement with a home builder to sell an additional 77 single family lots for aggregate cash proceeds of $18,200,000, pursuant to which it had received a non-refundable option payment for $1,800,000 as of June 30, 2003. This option payment will be applied to reduce the amount due from the purchaser at closing.

12. On July 9, 2003, options to purchase an aggregate of 600 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $27.40 per share, the then current market price per share.

13. In July 2003, the Company's shareholders approved an amendment to its certificate of incorporation to create a class of preferred stock, of which 3,000,000 shares are authorized. The Company has no current intention to issue the preferred stock.

14. Since 1999, the San Elijo Hills project has carried $50 million of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies ("Kemper"). The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies.

     Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not formally in liquidation or under the supervision of insurance regulators, it is uncertain whether they will have sufficient assets if, and when, the Company makes a claim under the policy. The Company has been attempting to replace the coverage supplied by Kemper with a new insurance company; however, the Company has not been able to find coverage equal to that provided by Kemper and premium rates have increased. At this time the Company is unable to determine whether it will be able to acquire insurance that is economically acceptable, if at all, or whether such insurance will cover past occurrences at the San Elijo Hills project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the six month period ended June 30, 2003, net cash was provided by operating activities, primarily from the proceeds of the sale of real estate at the San Elijo Hills project and the Otay Ranch project as described below. For the six month period ended June 30, 2002, net cash was provided by operating activities, primarily from the proceeds of the sale of real estate at the Otay Ranch project. The Company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with LFC, fee income from the San Elijo Hills project and dividends or tax sharing payments or borrowings from or repayment of advances by its subsidiaries.

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

The Company currently has a $10,000,000 line of credit agreement with LFC, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. As of June 30, 2003, no amounts were outstanding under this facility.

During the six months ended June 30, 2003, the Company closed on the sales of four neighborhoods in the San Elijo Hills project consisting of 353 single family lots for aggregate sales proceeds of $80,500,000, net of closing costs. The sales proceeds included $6,200,000 of non-refundable options payments that the Company had received in 2003. As of June 30, 2003, the Company estimates that it will spend approximately $7,600,000 to complete the required improvements to these properties, representing approximately 47% of the total cost of these neighborhoods, including costs related to common areas. Accordingly, the Company has deferred recognition of $37,500,000 of revenue under the percentage of completion method of accounting. The Company expects to substantially complete the required improvements by December 2004 and the deferred revenue, as well as the related cost of sales, will be recognized in the statement of operations as the improvements are completed.

As of August 11, 2003, the Company has an agreement with a home builder to sell an additional 77 single family lots for aggregate cash proceeds of $18,200,000, pursuant to which it had received a non-refundable option payment for $1,800,000 as of June 30, 2003. This option payment will be applied to reduce the amount due from the purchaser at closing.

Excluding the lots to be sold pursuant to this agreement, the Company currently estimates that the remaining real estate to be developed and sold at the San Elijo Hills project includes 879 single family lots, 141 multi-family units and 2 school sites. In addition, the development plan includes the development of approximately 135,000 square feet of commercial and institutional space which will be sold or leased. The Company is also obligated to construct 272 very low income apartment units with minimal, if any, profit potential. All of these amounts are estimates derived from the current plans for the project, and could change based upon the actions of the project's home builders or regulatory agencies.

In April 2003, Otay Land Company sold approximately 1,445 acres within the Otay Ranch master-planned community to an unrelated third party for a sales price of $22,500,000 in cash and recorded a pre-tax gain of approximately $17,700,000. As previously disclosed in the 2002 10-K, the Company was contractually committed to sell the property if the transaction closed by April 30, 2003. Otay Land Company used a portion of the proceeds from the sale to fully satisfy the preferred capital interest and preferred return of approximately $12,900,000 due to Leucadia.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

In April 2003, the Company completed certain improvements pertaining to the December 2002 sale of one neighborhood consisting of 92 single family lots. As a result, the purchaser fully paid the non-interest bearing promissory note of $6,600,000 referred to in the 2002 10-K.

As more fully described in the Company's 2002 10-K, in August 2002, the Company reached an agreement with the City of Chula Vista and another party in connection with an amendment of the conveyance schedule for mitigation land within Otay Ranch. Under the settlement, among other things, the Company withdrew its objection to the amendment and the City agreed to acquire the Company's 437 acres of mitigation land by eminent domain proceedings. As required by these proceedings, in 2002 the City of Chula Vista paid the Company an amount equal to the City's good faith estimate of the value of this property, which totaled $2,524,000, although title to the property has not yet been transferred to the City. The City was also required to submit to the court an appraisal of the property's value, which it did in July 2003 in the amount of $5,700,000. The excess of the appraised value over the amount previously paid to the Company of $3,176,000 has been paid to the Company as additional purchase price. Any increase to the amount that the Company could ultimately receive for this property, as well as whether all of the 437 acres actually will be transferred, will be based upon the results of the eminent domain proceedings, the outcome of which cannot be predicted. The Company has reflected the amounts received to date as a liability and will not recognized any income until such time as title to all or a portion of the property is transferred to the City.

Results of Operations

Sales of real  estate  in the 2003  periods  reflect  approximately  $43,000,000 related to the sales of four neighborhoods in the San Elijo Hills project and $22,500,000 from the sale of 1,445 acres within the Otay Ranch project. The sale closings at the San Elijo Hills project which occurred during the three month period ended June 30, 2003, consisted of 353 single family lots for an aggregate purchase price of $80,500,000, net of closing costs, of which approximately $43,000,000 was recognized as revenue and the balance was deferred. The Company will recognize the balance of the deferred revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition, the Company recognized revenues of $11,800,000 and $5,100,000 for the six and three month periods ended June 30, 2003, respectively, of previously deferred revenue based on the completion of certain required improvements. The Company also recognized real estate revenues pursuant to profit sharing agreements with home builders of $5,100,000 and $4,800,000 for the six and three month periods ended June 30, 2003, respectively. In addition, real estate revenues for the periods ended in 2003 include $3,050,000 paid by one of San Elijo's home builders for the Company's consent to allow the home builder to re-sell his lots to another builder. Sales of real estate for the 2002 periods reflect the sale of 85 acres of developable land at the Otay Ranch project.

During the six month period ended June 30, 2003, cost of sales of real estate aggregated $12,300,000 and $4,800,000 for the San Elijo Hills and Otay Ranch projects, respectively. During the six month period ended June 30, 2002, cost of sales of real estate aggregated $800,000 relating to the sale of 85 acres of developable land at the Otay Ranch project. Cost of sales for the San Elijo Hills project is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting. Cost of sales for the Otay Ranch project is based upon the allocation of project costs to individual parcels based upon their relative fair values along with closing costs and commissions, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The Company recorded co-op marketing and advertising fees of $583,000 and $896,000 for the six month periods ended June 30, 2003 and 2002, respectively, and $203,000 and $426,000 for the three month periods ended June 30, 2003 and 2002, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price.

Prior to the acquisition of CDS Holding Corporation ("CDS"), in 2002 the Company received approximately $1,600,000 of development management fees from the San Elijo Hills project, which it recognized in its consolidated statement of operations. While development management fees have continued to be a source of liquidity to the parent company since the acquisition of CDS, they are no longer reflected in the consolidated statements of operations since they are intercompany payments from a subsidiary and are eliminated in consolidation.

Income from options on real estate properties reflects non-refundable fees to extend the closing date on the sale of 85 acres of developable land at the Otay Ranch project, which closed in June 2002. The Company received and recognized $300,000 and $120,000 of such fees in the six and three month periods ended June 30, 2002, respectively.

Interest expense reflects the interest due on indebtedness to LFC of $787,000 and $804,000 for the six month periods ended June 30, 2003 and 2002, respectively, and $395,000 and $412,000 for the three month periods ended June 30, 2003 and 2002, respectively. Interest expense also includes amortization of debt discount related to the indebtedness to LFC of $525,000 and $561,000 for the six month periods ended June 30, 2003 and 2002, respectively, and $268,000 and $286,000 for the three month periods ended June 30, 2003 and 2002, respectively.

General and administrative expenses increased during the six month and three month periods ended June 30, 2003 as compared to the same periods in 2002 due to expenses of $824,000 and $417,000, respectively, related to CDS, which was acquired in October 2002. In addition, general and administrative expenses increased in the 2003 periods as compared to the 2002 periods due to greater legal and professional fees and stock compensation expense. The increase in legal fees principally reflects costs associated with the Otay Ranch project and expenses related to the Company's reverse/forward split. In addition, legal and professional fees were incurred in connection with the acquisition of certain Otay Ranch land by the City of Chula Vista pursuant to the condemnation proceedings discussed above. The increase in stock compensation expense was attributable to expensing the remaining deferred compensation of $425,000 in the second quarter of 2003 related to certain performance options which were no longer subject to forfeiture and to an increase in the market price of the Company's common stock.

The increase in other income for the 2003 periods as compared to the same periods in 2002 primarily relates to greater interest income resulting from a larger amount of invested assets. In addition, other income for the six month period ended June 30, 2003 increased compared to the same period in 2002 due to cash received to settle a dispute with one of the Company's vendors, partially offset by the gain on a sale of a foreclosed property in 2002.

The increase in minority interest expense for the six and three month periods ended June 30, 2003 as compared to the same periods in 2002 is due to the minority interest related to CDS, which was acquired in October 2002, and increased preferred capital interest related to Otay Ranch.

The Company's effective income tax rate in 2003 is higher than the federal statutory rate due to California state income taxes and state franchise taxes. Current taxes payable in 2003 principally relate to federal minimum tax and state income and franchise taxes. Income tax expense for 2002 principally relates to federal and state minimum taxes incurred. In 2002, the Company did not recognize income tax benefits for its operating losses due to the uncertainty of sufficient future taxable income that is required in order to recognize such tax benefits.

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

Item  4. Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

           a)  Exhibits.

               31.1 Certification  of  President  pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

               31.2 Certification  of Vice President and Controller pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of Principal  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

           b)  Reports on Form 8-K.

               The Company filed a current report on Form 8-K dated April 24, 2003, which sets forth information under item 5. Other Events.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           HOMEFED CORPORATION
                                              (Registrant)




Date: August 13, 2003                      By: /s/ Erin N. Ruhe
                                               --------------------
                                               Erin N. Ruhe
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX


           Exhibit Number                 Description


                31.1 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification of Vice President and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1    Certification of Principal Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2    Certification of Principal Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.