Form 10-Q
period 2003-09-30
HOMEFED CORP
filed 2003-11-12
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2003

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 10, 2003, there were 8,155,159 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
(Dollars in thousands, except par value)



                                                                             September 30,           December 31,
                                                                                 2003                   2002
                                                                             -------------          -----------
                                                                             (Unaudited)
ASSETS
Real estate                                                                   $  33,876              $  31,108
Cash and cash equivalents                                                        39,522                 33,601
Investments - available for sale (aggregate cost of $78,762)                     78,772                   --
Deposits and other assets                                                         1,636                  1,026
Deferred income taxes                                                            20,333                 44,742
Note receivable                                                                    --                    6,566
                                                                              ---------              ---------
TOTAL                                                                         $ 174,139              $ 117,043
                                                                              =========              =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                $  24,430              $  23,628
Notes payable to trust deed holders                                              13,682                 16,704
Deferred revenue                                                                 50,650                 32,621
Accounts payable and accrued liabilities                                          7,362                  6,323
Non-refundable option payment                                                     2,876                  1,818
Liability for environmental remediation                                          10,598                 10,816
Income taxes payable                                                              4,463                  2,875
Other liabilities                                                                 7,022                  5,476
                                                                              ---------              ---------

       Total liabilities                                                        121,083                100,261
                                                                              ---------              ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                 7,493                 15,132
                                                                              ---------              ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,155,159 and 8,155,084 shares outstanding                                        82                     82
Additional paid-in capital                                                      380,545                380,364
Deferred compensation pursuant to stock incentive plans                              (5)                  (418)
Accumulated other comprehensive income                                                6                   --
Accumulated deficit                                                            (335,065)              (378,378)
                                                                              ---------              ---------

       Total stockholders' equity                                                45,563                  1,650
                                                                              ---------              ---------

TOTAL                                                                         $ 174,139              $ 117,043
                                                                              =========              =========




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2003 and 2002
(In thousands, except per share amounts)
(Unaudited)


                                                                            For the Three Month               For the Nine Month
                                                                        Period Ended September 30,        Period Ended September 30,
                                                                        --------------------------        --------------------------
                                                                             2003            2002           2003            2002
                                                                           -------          ------         ------          ------

REVENUES
Sales of real estate                                                      $  29,667       $    --         $ 115,127       $   4,285
Co-op marketing and advertising fees                                            249             600             832           1,496
Development management fee income from San Elijo Hills                         --                57            --             1,610
Income from options on real estate properties                                  --              --              --               300
                                                                          ---------       ---------       ---------       ---------
                                                                             29,916             657         115,959           7,691
                                                                          ---------       ---------       ---------       ---------

EXPENSES
Cost of sales                                                                 8,002            --            25,134             809
Provision for environmental remediation                                        --            11,160            --            11,160
Interest expense relating to Leucadia Financial Corporation                     678             714           1,990           2,079
General and administrative expenses                                           3,022           1,266           7,472           3,472
Administrative services fees to Leucadia Financial Corporation                   30              30              90              90
                                                                          ---------       ---------       ---------       ---------
                                                                             11,732          13,170          34,686          17,610
                                                                          ---------       ---------       ---------       ---------
Income (loss) from operations                                                18,184         (12,513)         81,273          (9,919)

Other income                                                                    665              30           1,310             201
                                                                          ---------       ---------       ---------       ---------

Income (loss) before income taxes and minority interest                      18,849         (12,483)         82,583          (9,718)
Income tax provision                                                         (8,290)            (16)        (33,872)            (69)
                                                                          ---------       ---------       ---------       ---------

Income (loss) before minority interest                                       10,559         (12,499)         48,711          (9,787)
Minority interest                                                            (2,234)            157          (5,398)           (750)
                                                                          ---------       ---------       ---------       ---------

Net income (loss)                                                         $   8,325       $ (12,342)      $  43,313       $ (10,537)
                                                                          =========       =========       =========       =========

Basic income (loss) per common share                                      $    1.02       $   (2.17)      $    5.31       $   (1.85)
                                                                          =========       =========       =========       =========

Diluted income (loss) per common share                                    $    1.01       $   (2.17)      $    5.26       $   (1.85)
                                                                          =========       =========       =========       =========












             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the nine month periods ended September 30, 2003 and 2002
(Dollars in thousands, except par value)
(Unaudited)



                                                                                Deferred
                                                      Common                   Compensation   Accumulated                  Total
                                                       Stock      Additional    Pursuant to      Other                 Stockholders'
                                                      $.01 Par    Paid-In     Stock Incentive Comprehensive Accumulated   Equity
                                                       Value      Capital         Plans         Income       Deficit     (Deficit)
                                                       -----     ----------     ---------      ---------     --------    ---------

Balance, January 1, 2002                               $   57    $  355,888      $ (276)       $  --       $ (367,292)   $ (11,623)

   Comprehensive loss:
     Net loss                                                                                                 (10,537)     (10,537)
                                                                                                                         ---------
   Amortization of restricted stock grants                                           47                                         47
   Amortization related to stock options                                             95                                         95
   Change in value of performance-based stock
    options                                                              40         (40)                                      --
   Exercise of options to purchase common shares                          1                                                      1
                                                       ------    ----------      ------        -------     ----------    ---------

Balance, September 30, 2002                            $   57    $  355,929      $ (174)       $  --       $ (377,829)   $ (22,017)
                                                       ======    ==========      ======        =======     ==========    =========

Balance, January 1, 2003                               $   82    $  380,364      $ (418)       $  --       $ (378,378)   $   1,650

   Comprehensive income:
     Net change in unrealized gain (loss) on
       investments                                                                                   6                           6
     Net income                                                                                                43,313       43,313
                                                                                                                         ---------
       Comprehensive income                                                                                                 43,319
                                                                                                                         ---------
   Amortization of restricted stock grants                                           11                                         11
   Amortization related to stock options                                            582                                        582
   Change in value of performance-based stock
    options                                                             180        (180)                                     --
   Exercise of options to purchase common shares                          1                                                      1
                                                       ------    ----------      ------        -------     ----------    ---------

Balance, September 30, 2003                            $   82    $  380,545      $   (5)       $     6     $ (335,065)   $  45,563
                                                       ======    ==========      ======        =======     ==========    =========










             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2003 and 2002
(In thousands)
(Unaudited)




                                                                                                           2003              2002
                                                                                                         -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                       $  43,313         $ (10,537)
Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest                                                                                        5,398               750
   Provision for environmental remediation                                                                   --              11,160
   Provision for deferred income taxes                                                                     24,405              --
   Amortization of deferred compensation pursuant to stock incentive plans                                    593               142
   Amortization of debt discount on note payable to Leucadia Financial Corporation                            802               858
   Changes in operating assets and liabilities:
       Real estate                                                                                         (1,504)             (942)
       Deposits and other assets                                                                             (610)                6
       Note receivable                                                                                      6,566              --
       Notes payable to trust deed holders                                                                   (922)             --
       Deferred revenue                                                                                    18,029              --
       Accounts payable and accrued liabilities                                                             1,039              (175)
       Liability for environmental remediation                                                               (218)             --
       Non-refundable option payment                                                                        1,058              --
       Income taxes payable                                                                                 1,588              --
       Other liabilities                                                                                    1,546              --
                                                                                                        ---------         ---------

           Net cash provided by operating activities                                                      101,083             1,262
                                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                                                          (78,762)             --
                                                                                                        ---------         ---------

           Net cash used for investing activities                                                         (78,762)             --
                                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from minority interest                                                                            43              --
Distribution to minority interest                                                                         (13,324)             --
Principal payments to trust deed note holders                                                              (3,120)             --
Borrowings under credit agreement with Leucadia Financial Corporation                                        --                 650
Exercise of options to purchase common shares                                                                   1                 1
                                                                                                        ---------         ---------

           Net cash (used for) provided by financing activities                                           (16,400)              651
                                                                                                        ---------         ---------

Net increase in cash and cash equivalents                                                                   5,921             1,913

Cash and cash equivalents, beginning of period                                                             33,601             1,454
                                                                                                        ---------         ---------

Cash and cash equivalents, end of period                                                                $  39,522         $   3,367
                                                                                                        =========         =========

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                                  $   1,188         $   1,221

   Cash paid for income taxes                                                                           $   5,288         $     117

Non cash financing activities:
   Contribution of real estate from minority interest                                                   $     244         $    --





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

     On July 14, 2003, following shareholder approval, the Company effected a reverse 1-for-250 stock split (the "reverse split") followed immediately by a forward 25-for-1 stock split (the "forward split") of its common stock, which had the net effect of a reverse 10-for-1 stock split (the "reverse/forward split"). Holders of fewer than 250 shares of common stock prior to the reverse split and holders of fractional interests in common stock following the forward split are entitled to receive cash payments for the value of their fractional interests. The Company's transfer agent aggregated all fractional interests and sold them at prevailing market prices. Stockholders need to surrender their old common stock certificates in order to receive new stock certificates and/or cash pursuant to the reverse/forward split. Because the net result of the reverse/forward stock split effectively was a 10-for-1 reverse stock split, the Company also proportionately reduced the number of authorized shares of common stock to 25,000,000. The trading symbol for the Company's common stock, which continues to trade in the over-the-counter bulletin board, was changed to "HOFD" effective July 14, 2003. The financial statements and notes thereto give retroactive effect to the reverse/forward stock split for all periods presented.

     Certain amounts for prior periods have been reclassified to be consistent with the 2003 presentation.

2. The Company's investment portfolio and its cash equivalents are comprised entirely of highly rated investment grade securities issued by agencies of the U.S. government. The Company classifies investments with maturities of less than three months at the time of acquisition as cash equivalents. As of September 30, 2003, cash equivalents aggregated $15,000,000. Securities with maturities greater than three months at the time of acquisition are classified as investments available for sale, and are carried at estimated fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes.

3. The note payable to Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), has a principal amount of $26,462,000. Interest on the note of $1,188,000 was expensed and paid during each of the nine month periods ended September 30, 2003 and 2002. Additionally, $802,000 and $858,000 of debt discount on the note was amortized as interest expense during the nine month periods ended September 30, 2003 and 2002, respectively.

4. The Company has a $10,000,000 line of credit agreement with LFC that has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. At September 30, 2003, no amounts were outstanding under this facility.

5. Income (loss) per share of common stock was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 8,155,095 and 5,680,813 for the nine month periods ended September 30, 2003 and 2002, respectively, and 8,155,117 and 5,680,822 for the three month periods ended September 30, 2003 and 2002, respectively. The number of shares used to calculate diluted earnings (loss) per share was 8,234,962 and 5,680,813 for the nine month periods ended September 30, 2003 and 2002, respectively, and 8,245,138 and 5,680,822 for the three month periods ended September 30, 2003 and 2002, respectively. Options to purchase 35,804 and 41,377 weighted average shares for the nine and three month periods ended September 30, 2002, respectively, were not included in the computation of diluted loss per share as those options were antidilutive.

6. Pursuant to the administrative services agreement, LFC provides administrative services to the Company through December 31, 2003, including providing the services of one of the Company's executive officers. Administrative fees paid to LFC were $90,000 for the each of the nine month periods ended September 30, 2003 and 2002, and $30,000 for each of the three month periods ended September 30, 2003 and 2002. The Company shares office space with Leucadia and receives monthly rental fees from Leucadia for an amount equal to Leucadia's pro rata share of the Company's cost for such space and office furniture. Effective January 2003, the monthly rental fee is $5,500.

7. In August 2002, the Company entered into a joint venture with another party to develop its 10 acre parcel at the Paradise Valley project. In March
     2003, the Company contributed its real estate, with a book value of approximately $1,254,000, and cash of approximately $108,000 in exchange for an 83% interest in the joint venture. The other party contributed cash and an adjacent 2 acre parcel for an aggregate amount of approximately $287,000 in exchange for a 17% interest. The Company is the manager of the joint venture and consolidates this entity in its financial statements. No gain or loss was recognized on the formation of this joint venture.

     In September 2003, the joint venture sold twenty-four 8,000 square foot residential lots in the Paradise Valley project, representing approximately 7 acres of the 12 acre project. The Company received net proceeds of $2,150,000 from the venture, and recognized pre-tax income on this sale of $1,350,000, of which approximately $250,000 was allocated to the other joint venture partner and was reflected as minority interest. In October 2003, the joint venture sold the remaining 5 acres to the City of Fairfield, California. The Company received net proceeds of $730,000 from the venture and will recognize pre-tax income of approximately $440,000 in the fourth quarter, of which approximately $70,000 will be allocated to the minority interest.

8. The Company's lot sales agreements with home builders generally include provisions which restrict the purchaser from reselling the real estate to another home builder without the Company's consent. These provisions are intended to prevent the resale of real estate to less desirable home builders which could jeopardize the quality of the project's neighborhoods, as well as to insure that the Company captures the profit from the sale of improved lots. In April 2003, the Company consented to the resale of lots by one of its homebuilders in exchange for a payment of approximately $3,050,000, which was recognized as real estate revenues in the second quarter of 2003.

9. Certain of the Company's lot purchase agreements with home builders include provisions that entitle the Company to a share of the profits realized by the home builders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company's policy is to accrue revenue earned pursuant to these agreements when amounts are payable pursuant to the lot purchase agreements. The Company has recognized real estate revenues pursuant to these agreements of $5,500,000 and $400,000 for the nine and three month periods ended September 30, 2003, respectively.

10. In April 2003, Otay Land Company sold approximately 1,445 acres within the Otay Ranch master-planned community to an unrelated third party for a sales price of $22,500,000 in cash. As previously disclosed in the 2002 10-K, the Company was contractually committed to sell the property if the transaction closed by April 30, 2003. The sale resulted in a pre-tax gain of approximately $17,700,000 during the second quarter of 2003. Otay Land Company used a portion of the proceeds from the sale to fully satisfy the preferred capital interest and preferred return of approximately $12,900,000 due to Leucadia, which was reflected in the consolidated balance sheet as minority interest.

11. In 2000, pursuant to the Company's 2000 Stock Incentive Plan, the Company granted to two key employees options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $6.10 per share, the then current market price per share. These options were subject to forfeiture provisions if performance criteria were not met by April 27, 2003. Upon the closing of the Otay Land Company sale described in Note 10, the options were no longer subject to forfeiture. As a result, the Company expensed the remaining deferred compensation related to the performance options of approximately $425,000 in the second quarter of 2003.

     In July 2003, following shareholder approval, the Company's 1999 Stock Incentive Plan was amended to, among other things, increase to 200,000 the number of shares of common stock that would be available under the plan for issuance pursuant to stock options, restricted stock or stock appreciation rights once the reverse/forward stock split was effected.

12. During the nine month period ended September 30, 2003, the Company closed on the sales of six neighborhoods in the San Elijo Hills project, consisting of 430 single family lots and 48 very low income apartment units, for an aggregate purchase price of $99,500,000, net of closing costs. During the three month period ended September 30, 2003, the Company closed on the sales of two neighborhoods in the San Elijo Hills project, consisting of 77 single family lots and 48 very low income apartment units, for an aggregate purchase price of $19,000,000, net of closing costs. For the nine and three month periods ended September 30, 2003, the Company recognized revenues on sales of real estate for these closings of $55,800,000 and $12,800,000, respectively, and recorded cost of sales of $12,100,000 and $3,300,000, respectively. In addition, for the nine and three month periods ended September 30, 2003, the Company recognized revenues of $25,700,000 and $13,900,000, respectively, of previously deferred revenues based on the completion of certain required improvements.

     As of September 30, 2003, the Company estimates that it will spend approximately $6,900,000 to complete the required improvements to the properties sold during 2003, which represents approximately 33% of the total cost of these neighborhoods including costs related to common areas. Accordingly, the Company has deferred recognition of $33,900,000 of revenue under the percentage of completion method of accounting for these sales. The Company expects to substantially complete the required improvements by December 2004 and the deferred revenue, as well as the related cost of sales, will be recognized in the statement of operations as the improvements are completed.

     A summary of the revenues related to the San Elijo Hills project for the three and nine month periods ended September 30, 2003 is as follows (in thousands):



                                                                    Three Month Period              Nine Month Period
                                                                 Ended September 30, 2003        Ended September 30, 2003
                                                                 ------------------------        ------------------------
           Revenues from current period lot sales                         $  12,761                     $  55,823
           Recognition of  previously deferred revenue                       13,911                        25,691
           Other                                                                408                         8,527
                                                                          ---------                     ---------
           Total                                                          $  27,080                     $  90,041
                                                                          =========                     =========

     As of November 10, 2003, the Company has agreements with home builders to sell an additional 199 single family lots for aggregate cash proceeds of $59,900,000, pursuant to which it had received non-refundable option payments of $6,000,000 ($2,900,000 of which was received as of September 30, 2003). These option payments will be applied to reduce the amount due from the purchasers at closing.

     During September 2003, the Company sold land zoned for 156 very low income apartment units in the San Elijo Hills project and received a $2,700,000 non-interest bearing promissory note. The note matures on the earlier of the date the buyer obtains financing for the property or December 31, 2003. The note is only secured by the land sold, it represents 100% of the selling price and the buyer has not made any cash investment in the property. Although the buyer does have title to the property currently, the Company has not recorded any revenue or cost of sales relating to this sale, nor has it reflected the promissory note as an asset, because accounting requirements as to the adequacy of the buyer's initial investment have not been satisfied.

13. On July 9, 2003, options to purchase an aggregate of 600 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $27.40 per share, the then current market price per share.

14. In July 2003, the Company's shareholders approved an amendment to its certificate of incorporation to create a class of preferred stock, of which 3,000,000 shares are authorized. The Company has no current intention to issue the preferred stock.

15. Since 1999, the San Elijo Hills project has carried $50 million of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies ("Kemper"). The policy covered a thirteen-year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies.

     Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not formally in liquidation or under the supervision of insurance regulators, it is uncertain whether they will have sufficient assets if, and when, the Company makes a claim under the policy. The Company has been attempting to replace the coverage supplied by Kemper with a new insurance company; however, the Company has not been able to find coverage equal to that provided by Kemper and premium rates have increased. At this time the Company is unable to determine whether it will be able to acquire insurance that is economically acceptable, if at all or whether such insurance will cover past occurrences at the San Elijo Hills project.

16. In October 2003, approximately 1,800 acres of land (consisting almost entirely of non-developable open space mitigation land) owned by Otay Land Company was burned by the fires that swept through Southern California. This represents approximately 55% of the total land owned by the Otay Land Company, and approximately 70% of its open space mitigation land. While the Company is continuing to assess the impact of these fires, it does not currently believe that the fires will have a material adverse effect on the property's value. Subsequent fires or any other events that adversely affect the indigenous habitat or prevent the return of species which previously used the property could adversely impact the value of the land.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the nine month period ended September 30, 2003, net cash was provided by operating activities, primarily from the proceeds of the sale of real estate at the San Elijo Hills project and the Otay Ranch project as described below. For the nine month period ended September 30, 2002, net cash was provided by operating activities, primarily from the proceeds of the sale of real estate at the Otay Ranch project. The Company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with LFC, fee income from the San Elijo Hills project and dividends or tax sharing payments or borrowings from or repayment of advances by its subsidiaries.

The Company expects that its cash on hand, together with the sources described above, will be sufficient to meet its cash flow needs for the foreseeable future. If, at any time in the future, the Company's cash flow is insufficient to meet its then current cash requirements, the Company believes it could accelerate its subsidiaries' sale of real estate projects held for development or seek to borrow additional funds. However, because all of the Company's assets are pledged to LFC to collateralize its $26,462,000 borrowing from LFC, it may be unable to obtain financing from sources other than LFC. Further, if the Company were to sell its real estate projects in order to meet its liquidity needs, it may have to do so at a time when the potential sales prices are not attractive or are not reflective of the values that the Company believes are inherent in the projects. Accordingly, while the Company believes it can generate sufficient liquidity to meet its obligations through sales of assets, any such sales could be at prices that would not maximize the Company's value to its shareholders.

At September 30, 2003, cash, cash equivalents and investments held by entities which own the San Elijo Hills project aggregated $90,300,000. Such assets are being held in reserve for future development costs at the San Elijo Hills project, and therefore have not been distributed to the Parent Company or to the minority interest.

The Company currently has a $10,000,000 line of credit agreement with LFC, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. As of September 30, 2003, no amounts were outstanding under this facility.

During the nine months ended September 30, 2003, the Company closed on the sales of six neighborhoods in the San Elijo Hills project consisting of 430 single family lots and 48 very low income apartment units for aggregate sales proceeds of $99,500,000, net of closing costs. The sales proceeds included $8,000,000 of non-refundable options payments that the Company had received previously, of which $6,200,000 was received in 2003. As of September 30, 2003, the Company estimates that it will spend approximately $6,900,000 to complete the required improvements to the properties sold during 2003, representing approximately 33% of the total cost of these neighborhoods including costs related to common areas. Accordingly, the Company has deferred recognition of $33,900,000 of revenue under the percentage of completion method of accounting for these sales. The Company expects to substantially complete the required improvements by December 2004 and the deferred revenue, as well as the related cost of sales, will be recognized in the statement of operations as the improvements are completed.

As of November 10, 2003, the Company has agreements with home builders to sell an additional 199 single family lots for aggregate cash proceeds of $59,900,000, pursuant to which it had received non-refundable option payments of $6,000,000 ($2,900,000 of which was received as of September 30, 2003). These option payments will be applied to reduce the amount due from the purchasers at closing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Excluding the lots to be sold pursuant to these agreements, the Company currently estimates that the remaining real estate to be developed and sold at the San Elijo Hills project includes 680 single family lots, 141 multi-family units and 2 school sites. In addition, the development plan includes the development of approximately 135,000 square feet of commercial and institutional space which will be sold or leased. The Company is also obligated to construct 224 additional very low income apartment units with minimal, if any, profit potential. All of these amounts are estimates derived from the current plans for the project, and could change based upon the actions of the project's home builders or regulatory agencies.

The Company is in discussions with the City of San Marcos/Redevelopment Agency of San Marcos (the "City") concerning an amendment to the San Elijo Hills project development agreement. The amendment, among other things, would increase the Company's involvement in the development of certain roads serving the San Elijo Hills project. The amendment would obligate the Company to contribute $11,000,000 to fund a portion of the cost of building these roads, with the balance of the cost to be funded by the City. The Company cannot currently estimate with certainty when it would be required to spend the $11,000,000 if it enters into the amendment; however, it expects it will commence funding during 2004. It is anticipated that the Company will be able to recover any such funding through a special tax to be levied against future property owners of a portion of the San Elijo Hills project, although no assurance can be given that the Company will ultimately be able to fully recover such funding.

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

In April 2003, the Company completed certain improvements pertaining to the December 2002 sale of one neighborhood at the San Elijo Hills project consisting of 92 single family lots. As a result, the purchaser fully paid the non-interest bearing promissory note of $6,600,000 referred to in the 2002 10-K.

In August 2002, the Company entered into a joint venture with another party to develop its property at the Paradise Valley project. In September 2003, the joint venture sold twenty-four 8,000 square foot residential lots in the Paradise Valley project, representing approximately 7 acres of the 12 acre project. The Company received net proceeds of $2,150,000 from the venture, and recognized pre-tax income on this sale of $1,350,000, of which approximately $250,000 was allocated to the other joint venture partner and was reflected as minority interest.

As more fully described in the Company's 2002 10-K, in August 2002, the Company reached an agreement with the City of Chula Vista and another party in connection with an amendment of the conveyance schedule for mitigation land within Otay Ranch. Under the settlement, among other things, the Company withdrew its objection to the amendment and the City agreed to acquire 437 acres of the Company's mitigation land by eminent domain proceedings. As required by these proceedings, in 2002 the City of Chula Vista paid the Company an amount equal to the City's good faith estimate of the value of this property, which totaled $2,524,000, although title to the property has not yet been transferred to the City. The City was also required to submit to the court an appraisal of the property's value, which it did in July 2003 in the amount of $5,700,000. The excess of the appraised value over the amount previously paid to the Company of $3,176,000 has been paid to the Company as additional purchase price. Any increase to the amount that the Company could ultimately receive for this property, as well as whether all of the 437 acres actually will be transferred, will be based upon the results of the eminent domain proceedings, the outcome of which cannot be predicted. The Company has reflected the amounts received to date as a liability and will not recognize any income until such time as title to all or a portion of the property is transferred to the City.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


RESULTS OF OPERATIONS

Real Estate Sales Activity
--------------------------

San Elijo Hills Project:
------------------------

For the nine and three month periods ended September 30, 2003, the Company recorded revenues from sales of real estate of approximately $55,800,000 and $12,800,000, respectively. For the nine month period ended September 30, 2003, the Company closed on the sale of six neighborhoods, consisting of 430 single family units and 48 very low income apartment units for an aggregate purchase price of $99,500,000. For the three month period ended September 30, 2003, the Company closed on the sale of two neighborhoods, consisting of 77 single family units and 48 very low income apartment units, for an aggregate purchase price of $19,000,000. The excess of the purchase price over the revenue recognized was deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition, the Company recognized previously deferred revenues of $25,700,000 and $13,900,000 for the nine and three month periods ended September 30, 2003, respectively, based on the completion of certain required improvements.

The Company also recognized real estate revenues pursuant to profit sharing agreements with home builders of $5,500,000 and $400,000 for the nine and three month periods ended September 30, 2003, respectively. Additionally, real estate revenues for the nine month 2003 period include $3,050,000 paid by one of San Elijo's home builders for the Company's consent to allow the home builder to re-sell his lots to another builder.

During the nine and three month periods ended September 30, 2003, cost of sales of real estate aggregated $19,100,000 and $6,800,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Otay Ranch Project:
-------------------

Sales of real estate for the nine month period ended September 30, 2003 include $22,500,000 from the sale of 1,445 acres, which is discussed above. For the nine month period ended September 30, 2002, sales of real estate include $4,285,000 from the sale of 85 acres of developable land.

During the nine month periods ended September 30, 2003 and 2002, cost of sales of real estate aggregated $4,800,000 and $800,000, respectively. Cost of sales is based upon the allocation of project costs to individual parcels, based upon their relative fair values, in addition to closing costs and commissions, if any.

Paradise Valley Project:
------------------------

Sales of real estate for the periods ended September 30, 2003 relate to the sale of twenty-four 8,000 square foot residential lots discussed above, for which the Company recognized revenues of $2,600,000. Cost of sales for this transaction aggregated $1,200,000. There were no sales relating to this project in the 2002 periods.

Other Results of Operations Activity
------------------------------------

The Company recorded co-op marketing and advertising fees of $832,000 and $1,496,000 for the nine month periods ended September 30, 2003 and 2002, respectively, and $249,000 and $600,000 for the three month periods ended
September 30, 2003 and 2002, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Income from options on real estate properties reflects non-refundable fees to extend the closing date on the sale of 85 acres of developable land at the Otay Ranch project, which closed in June 2002. The Company received and recognized $300,000 of such fees during the nine month period ended September 30, 2002.

As more fully discussed in the 2002 10-K, in the third quarter of 2002, the Company recorded a provision of approximately $11,200,000, representing its estimated cost of environmental remediation with respect to 34 acres of undeveloped land owned by Otay Land Company. No additional accruals were made during 2003. The Company is continuing to evaluate its remediation plans and to pursue potential claims for recovery. The liability for environmental remediation costs remaining at September 30, 2003 is approximately $10,600,000.

Interest expense reflects the interest due on indebtedness to LFC of $1,188,000 and $1,221,000 for the nine month periods ended September 30, 2003 and 2002, respectively, and $401,000 and $417,000 for the three month periods ended September 30, 2003 and 2002, respectively. Interest expense also includes amortization of debt discount related to the indebtedness to LFC of $802,000 and $858,000 for the nine month periods ended September 30, 2003 and 2002, respectively, and $277,000 and $297,000 for the three month periods ended September 30, 2003 and 2002, respectively.

General and administrative expenses increased during the nine month and three month periods ended September 30, 2003 as compared to the same periods in 2002 due to expenses of $1,310,000 and $486,000, respectively, related to CDS, which was acquired in October 2002. In addition, general and administrative expenses increased in the 2003 periods as compared to the 2002 periods due to greater expenses related to employee compensation and legal and professional fees. The increase in legal and professional fees principally reflects costs associated with the Otay Ranch project, including costs incurred in connection with the acquisition of certain Otay Ranch land by the City of Chula Vista pursuant to the condemnation proceedings discussed above, and expenses related to the Company's reverse/forward split. In addition, general and administrative expenses include a charge in the second quarter of 2003 for previously deferred stock compensation expense of $425,000, which related to certain performance options which were no longer subject to forfeiture, and to an increase in the market price of the Company's common stock.

The increase in other income for the 2003 periods as compared to the same periods in 2002 primarily relates to greater interest income resulting from a larger amount of invested assets, income from the reimbursement for improvement costs that were previously expensed at the San Elijo Hills project and proceeds from an easement at the Otay Ranch project. In addition, other income for the nine month period ended September 30, 2003 increased compared to the same period in 2002 due to cash received to settle a dispute with one of the Company's vendors, partially offset by the gain on a sale of a foreclosed property in 2002.

The increase in minority interest expense for the nine and three month periods ended September 30, 2003 as compared to the same periods in 2002 is primarily due to the minority interest related to CDS, and for the nine month period ended September 30, 2003, increased preferred capital interest related to Otay Ranch.

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

In addition to risks set forth in the Company's other public filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

o changes in general economic and market conditions or prevailing interest rate levels, including mortgage rates;
o    changes in domestic laws and government regulations or requirements;
o    changes in real estate pricing environments;
o    regional or general changes in asset valuation;
o changes in implementation and/or enforcement of governmental rules and regulations;
o demographic and economic changes in the United States generally and California in particular;
o    increases in real estate taxes and other local government fees;
o    significant competition from other real estate developers and homebuilders;
o    decreased consumer spending for housing;
o    delays in construction schedules and cost overruns;
o availability and cost of land, materials and labor and increased development costs many of which the Company would not be able to control;
o    damage to properties or condemnation of properties;
o    the occurrence of significant natural disasters and fires;
o imposition of limitations on the Company's ability to develop its properties resulting from environmental or other laws and regulations and developments in or new applications thereof;
o    the inability to insure certain risks economically;
o the availability of adequate water resources in the areas where the Company owns real estate projects and the impact that inadequate water resources can have in curtailing development;
o the availability of reliable energy sources in California and consumer confidence in the dependability of such energy sources;
o    changes in the composition of the Company's assets and liabilities  through
     acquisitions  or   divestitures;
o the actual cost of environmental liabilities concerning land owned in San Diego County, California exceeding the amount reserved for such matter; and
o the Company's ability to generate sufficient taxable income to fully realize the deferred tax asset, net of the valuation allowance.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

The Company's market risk arises principally from interest rate risk related to its investment portfolio and borrowing activities.

Since December 31, 2002, the only significant change in the Company's market risk disclosure relates to its investment in August 2003 of approximately $93,800,000 in securities issued by agencies of the U.S. government, of which $15,000,000 were classified as cash equivalents and $78,800,000 as investments as of September 30, 2003. The Company's investment portfolio is classified as available for sale, and is reflected on the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. The portfolio consists of U.S. governmental agency issued securities that are rated "AAA" and "Aaa" by Standard & Poor's and Moody's, respectively. The estimated weighted average remaining life of these fixed income securities was approximately 0.3 years at September 30, 2003, with $33,900,000 maturing in 2003 and the remainder in 2004. These securities have a weighted average interest rate of 1.06% at September 30, 2003. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

For additional information with respect to the Company's indebtedness, see Note 5 to Consolidated Financial Statements, included in the 2002 10-K.

Item  4. Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 5.   Submission of Matters to a Vote of Security Holders.

          The following matters were submitted to a vote of shareholders at the Company's 2003 Annual Meeting of Shareholders held on July 9, 2003.

          a)   Election of directors.

                                                                             Number of Shares
                                                                             ----------------
                                                                       For                   Withheld
                                                                       ---                   --------
                Patrick D. Bienvenue                                75,196,621                 756,546
                Paul J. Borden                                      74,692,701               1,260,466
                Timothy M. Considine                                75,184,817                 768,350
                Ian M. Cumming                                      75,189,173                 763,994
                Michael A. Lobatz                                   75,193,400                 759,767
                Joseph S. Steinberg                                 75,165,109                 788,058


          b) Amendment to the Corporation's Certificate of Incorporation to effect a reverse/forward split and reduce the number of shares of Common Stock authorized.

                For                                                 75,625,710
                Against                                                292,098
                Abstentions                                             35,359
                Broker non-votes                                         --

          c)   Amendment   to  the   Corporation's   Restated   Certificate   of
               Incorporation to create a class of Preferred Stock.

                For                                                 58,207,424
                Against                                              1,334,066
                Abstentions                                             57,460
                Broker non-votes                                    16,354,217

          d)   Amendment to the Company's 1999 Stock Incentive Plan.

                For                                                 74,028,081
                Against                                                872,787
                Abstentions                                          1,052,299
                Broker non-votes                                         --


          e)   Ratification  of   PricewaterhouseCoopers   LLP,  as  independent
               auditors for the year ended December 31, 2003.

                For                                                 75,863,832
                Against                                                 48,941
                Abstentions                                             40,394
                Broker non-votes                                         --

Item 6.   Exhibits and Reports on Form 8-K.

           a)  Exhibits.

               31.1 Certification  of  President  pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

               31.2 Certification  of Vice President and Controller  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification  of Principal  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.


           b)  Reports on Form 8-K.

               The Company filed current reports on Form 8-K dated July 9, 2003, which set forth information under Item 5. Other Events, Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HOMEFED CORPORATION
                                              (Registrant)




Date: November 12, 2003                     By: /s/ Erin N. Ruhe
                                                -----------------------------
                                                Erin N. Ruhe
                                                Vice President and Controller
                                                (Principal Accounting Officer)

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