Form 10-K
period 2003-12-31
HOMEFED CORP
filed 2004-03-10
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [ ]

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of June 30, 2003, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $111,152,000 on that date.

As of March 1, 2004, there were 8,256,679 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I


Item 1.  Business.
------   --------

                                   THE COMPANY

Introduction

                  HomeFed Corporation ("HomeFed") was incorporated in Delaware in 1988. As used herein, the term "Company" refers to HomeFed and its subsidiaries, except as the context may otherwise require. The Company is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. The Company also investigates the acquisition of new real estate projects, both residential and commercial and within and outside the State of California, although no assurance can be given that the Company will find new investments providing a satisfactory return or, if found, that the Company will have access to the capital necessary to make new real estate investments. The executive office of the Company is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.

                  The Company's current development projects consist of two master-planned communities located in San Diego County, California: San Elijo Hills, and a portion of the larger Otay Ranch planning area. As discussed below, the Company acquired the owner of the San Elijo Hills project in October 2002; the San Elijo Hills project has been included in the Company's consolidated financial statements since the date of acquisition.

                  As the owner of these projects, the Company is responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities. Prior to commencement of development of a project, the Company may engage in incidental activities to maintain the value of the project. The Company develops and markets its communities in phases to allow itself the flexibility to sell finished lots to suit market conditions and to enable it to create stable and attractive neighborhoods. Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction. In addition, from time to time the Company will receive expressions of interest from buyers of multiple phases of a project, or the remaining undeveloped land of an entire project. The Company evaluates these proposals when it receives them, but no assurance can be given that the Company will sell all or any portion of its development projects in such a manner.

                  For any master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities, as well as open space. Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," must be obtained before development and construction may commence. These often involve a number of different governmental jurisdictions and agencies, challenges through litigation, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have full "vested rights" to develop a project, and as a result, allocation of acreage between developable and non-developable land may change. In addition, as a precondition to receipt of building-related permits, master-planned communities such as San Elijo Hills typically are required in California to pay impact and capacity fees, or to otherwise satisfy mitigation requirements.

Current Development Projects

San Elijo Hills

                  In October 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS Holding Corporation ("CDS"), which through its majority-owned subsidiaries is the owner of the San Elijo Hills project. The $25,000,000 purchase price consisted of $1,000,000 in cash and 2,474,226 shares of the Company's common stock, representing approximately 30% of the Company's outstanding shares. The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, at completion is expected to be a community of approximately 3,400 homes and apartments, as well as commercial properties; the San Elijo Hills project is expected to be completed during the course of this decade. Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provided that the Company would participate in the net cash flow of the project through the payment of a success fee, and that the Company receive fees for the field overhead, management and marketing services it provides ("development management fees"), based on the revenues of the project. No success fee had been paid prior to the Company's acquisition of CDS. Through its majority owned subsidiaries, CDS has an effective 68% indirect equity interest in the San Elijo Hills project, after considering minority interests held by former owners of the project before CDS acquired its interest. However, CDS has the right to the return of funds advanced to the project and to receive a preferred return on its investment before any amounts are distributed to the minority shareholders. In January 2004, a dividend of $50,000,000 was paid by the Company's subsidiary that owns the San Elijo Hills project, of which $40,500,000 was ultimately received by the Company and the balance was paid to the minority interests. As a result, all amounts advanced to the project were repaid and the preferred return due at the time the dividend was paid was fully satisfied. For more information on the minority interests, see Note 7 of Notes to Consolidated Financial Statements.

                  Sales Activity. The table below summarizes sales activity at the San Elijo Hills project subsequent to the acquisition of CDS. At closing, a portion of the sales proceeds is deferred and not immediately recognized as revenue in the Company's consolidated statements of operations. The Company recognizes deferred revenue upon completion of required improvements to the property sold, including costs related to common areas, under the percentage of completion method of accounting. Amounts shown below as development management fees earned are intercompany payments, which are eliminated in consolidation and therefore not reflected in the Company's consolidated statements of operations after the acquisition of CDS, but which are a source of liquidity for the parent company.

                                                              Year Ended         October 21, 2002 to
                                                           December 31, 2003     December 31, 2002
                                                           -----------------     -----------------
                                                                       (Dollars in thousands)

Number of units sold (1)                                            739                   92
Aggregate sales proceeds from sales of residential
  sites, net of closing costs (2)                              $133,400              $24,700
Development management fees earned                             $  8,100              $ 1,400


(1) Units are comprised of single family lots and very low income apartment units.
(2) Excludes profit participation and consent fees described elsewhere in this Report which are received subsequent to the closing of the land sales.

                  Prior to the Company's acquisition of CDS, sales activity at the San Elijo Hills project consisted of the sale of 1,584 residential and non-residential units for aggregate sales proceeds of $182,700,000, net of closing costs. Since the Company was not the owner of the project, it did not reflect these sales in its consolidated statements of operations. However, the Company did earn development management fees from these sales, which were reflected in its consolidated statements of operations. Development management fees earned were approximately $1,600,000 for the period from January 1, 2002 to October 21, 2002, and $4,800,000 and $3,500,000 for the years ended December 31, 2001 and 2000, respectively.

                   As of December 31, 2003, the Company estimates that it will spend approximately $15,500,000 to complete the required improvements to sold properties, which results in a deferred revenue balance of $53,500,000. The Company will recognize the deferred revenue in its consolidated statements of operations as the required improvements are completed under the percentage of completion method of accounting.

                  In January 2004, the Company closed on sales to home builders of 94 single family lots and 45 multi-family units for aggregate cash proceeds of $33,000,000, net of closing costs. After considering these sales, the remaining land at the San Elijo Hills project to be developed and sold or leased consists of the following:

              Single family lots to be developed and sold            736
              Multi-family units                                      42
              Very low income apartment units                         70
              School sites                                             2
              Square footage of commercial space                 135,000

                  The Company's current plans are to construct the multi-family units rather than sell them to another developer, after which the units will be sold or leased. The very low income apartment units that are planned represent an obligation to provide affordable housing in the project. The Company does not expect to earn a profit from the development of these units, and the issuance of building permits for lots not currently under contract may be delayed until this obligation is satisfied, thereby affecting the timing of future lot sales. Assuming the Company's development is not delayed, it expects to close the sales of the remaining residential units during 2004 and 2005; however, development activity on units sold is expected to continue into 2006 and on common areas into 2007.

                  Although the Company is obligated to sell both school sites to the school district, the school district is obligated to purchase only one site and has an option to acquire the other. In the event the school district does not exercise its option, underlying zoning would permit residential development of this site. With respect to the commercial space, the Company's current plan is to construct some of the commercial space rather than sell it to another builder. The commercial lots are fully developed; however, with the exception of the visitors' center, the Company has not yet constructed buildings on the commercial lots. The Company's plan for the town center includes a supermarket, gas station, office space and other stores, and discussions have begun with prospective users of the commercial space. The Company expects it will begin commercial space construction during 2004.

                  Although these development plans are based on the Company's current intentions, these plans could change, including as a result of actions of local regulatory authorities.

                   In order for the City of San Marcos to issue building permits to the Company's prospective lot purchasers for lot sales not already under contract, improvements to two off site roads need to be under construction. During 2004, the Company entered into an amendment to the project development agreement with the City of San Marcos/Redevelopment Agency of San Marcos (the "City"). The amendment, among other things, increases the Company's involvement in the development of these roads serving the San Elijo Hills project. The amendment requires the Company to contribute $11,000,000 to fund a portion of the cost of building these roads, including the acquisition of land, rights of way and/or environmental permits prior to the commencement of construction. Any costs in excess of this amount will be funded by the City. The Company believes that this change to its development agreement increases the likelihood that the construction of these roads will be initiated in a timely manner, such that the issuance of building permits will not be delayed. The Company expects it will commence construction of one of the roads during 2004 and the other in early 2005. The amendment, and the Company's obligation to fund the road construction costs, is conditioned upon the City imposing a special tax which would be levied against future property owners of a portion of the San Elijo Hills project. This tax would give home builders the right to receive funds from the City to reimburse them for the cost of public infrastructure improvements which were made at the Company's expense; a benefit which the Company believes would enable it to recover its road construction costs by charging home builders a price in excess of the market price. However, there is no assurance that the tax will be imposed or that the Company will be successful in recovering its expenses through higher prices to home builders.

                   The Company must obtain additional environmental permits in connection with the grading and development of the next phase of the project and the construction of the off site roads referred to above. Although the Company expects these permits to be issued in a timely manner, no assurance can be given when the permits will ultimately be issued.

                   Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies ("Kemper"). The policy covered a thirteen-year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies.

                   Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not formally in liquidation or under the supervision of insurance regulators, it is uncertain whether they will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are insolvent, whether state insurance guaranty funds would be available to pay the claim. The Company has investigated replacing the coverage supplied by Kemper with a new insurance company; however, the Company has not found coverage equal to that provided by Kemper and premium rates have increased significantly. At this time the Company has not yet determined whether it needs to obtain replacement insurance, and if it determines to do so, whether it will be able to acquire insurance that is economically acceptable, if at all, or whether such insurance will cover past occurrences at the San Elijo Hills project.

Otay Ranch

                  In October 1998, the Company and Leucadia formed Otay Land Company, LLC (the "Otay Land Company") to purchase approximately 4,850 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master-planned community south of San Diego, California. Otay Land Company acquired this land for $19,500,000. When Otay Land Company was formed, Leucadia contributed $10,000,000 as a preferred capital interest, and the Company contributed all other funds as non-preferred capital. The Company is the managing member of Otay Land Company.

                  In 1993, the City of Chula Vista and the County of San Diego approved a General Development Plan for the larger planning area. Although there is no specified time within which implementation of the General Development Plan must be completed, it is expected that full development of the larger planning area will take decades. This General Development Plan establishes land use goals, objectives and policies within the larger planning area. The General Development Plan for the larger planning area contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a proposed university site and a network of infrastructure, including roads and highways, a public transportation system, park systems and schools. Any development within the larger Otay Ranch master-planned community must be consistent with this General Development Plan. While the General Development Plan can be amended, subject to approval by either or both of the City of Chula Vista and the County of San Diego, Otay Land Company has certain vested and contractual rights, pursuant to a development agreement, that protect its development interests in Chula Vista, covering substantially all of its developable land. However, actual land development will require that further entitlements and approvals be obtained.

                  In April 2003, Otay Land Company sold approximately 1,445 acres within the Otay Ranch master-planned community to an unrelated third party for a sales price of $22,500,000 in cash and recognized a pre-tax gain of approximately $17,700,000. Otay Land Company used a portion of the proceeds from the sale to fully redeem the preferred capital interest and preferred return of approximately $12,900,000 due to Leucadia, which was required to be paid before any distributions could be paid to the Company.

                  In August 2002, Otay Land Company reached an agreement with the City of Chula Vista and another party whereby the City agreed to acquire 439 acres of mitigation land from Otay Land Company by eminent domain proceedings. On January 15, 2004, these proceedings were concluded and the mitigation land was sold to the City for aggregate proceeds of approximately $5,800,000, substantially all of which had been received as of December 31, 2003. A pre-tax gain of approximately $4,900,000 will be recognized in 2004.

                  After considering the above transactions, Otay Land Company owns approximately 2,900 acres, of which the total developable area is approximately 700 acres, including approximately 185 acres of land designated as "Limited Development Area and Common Use Area." The remaining approximately

2,200 acres are designated as various qualities of non-developable open space mitigation land. Under the General Development Plan, 1.188 acres of open space mitigation land from within the Otay Ranch project must be dedicated to the government for each 1.0 acre of land that is developed, excluding land designated Limited Development Area and Common Use Area.

                  Some owners of development land have adequate or excess mitigation land, while other owners lack sufficient acreage of mitigation land to cover their inventory of development land. Otay Land Company currently has substantially more mitigation land than it would need to develop its property at this project. Based upon the General Development Plan conditions, a market for this land could develop within the larger Otay Ranch development area as development progresses; however, such a market is partially dependent upon other parties with developable land fully developing their land. Should other owners choose not to develop their developable land, it is unlikely that Otay Land Company's mitigation land can be sold to other owners within the larger Otay Ranch planning area to meet their mitigation requirements. A sporadic market for Otay Land Company's excess mitigation land may be developing among buyers of such land in the San Diego County region. However, it is unclear whether the County of San Diego would determine that Otay Ranch mitigation land is acceptable for development unrelated to Otay Ranch.

                  The Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. Otay Land Company has also submitted a General Development Plan Amendment to the City of Chula Vista to increase the number of residential units that it can develop, which may or may not be granted. Even if Otay Land Company receives its entitlements to develop its property, it is uncertain whether it will develop or sell its developable land. As a result, the Company is unable to predict when revenues will be derived from this project. As indicated above, the ultimate development of projects of this type is subject to significant governmental and environmental regulation and approval and is likely to take many years. For additional information concerning governmental and environmental matters, see "Government Regulation" and "Environmental Compliance" below.

                  In October 2003, approximately 1,800 acres of land (consisting almost entirely of non-developable open space mitigation land) owned by Otay Land Company was burned by the fires that swept through Southern California. This represents approximately 55% of the total land owned by the Otay Land Company, and approximately 70% of the open space mitigation land. The Company does not currently believe that the fires will have a material adverse effect on the property's value.

Other Projects

Rampage Property

                  In November 2003, the Company purchased a 2,159 acre grape vineyard located in southern Madera County, California. The purchase price for the property was $6,000,000, excluding expenses, of which $1,700,000 was paid in cash and the balance was financed. The Company has leased the farming rights for approximately one-half of the property to one of the former owners for a fifteen year period; however, the lease can be cancelled by the Company, in whole or in part, after five years (providing two years notice are given), or can be cancelled earlier upon the occurrence of certain other specified events. The lease provides that annual rent payments will be based upon the revenue received by the tenant from selling the grapes produced, but the amount is not expected to be material.

                  Although the property is not currently entitled for residential development, it is located in a growing residential area northeast of Fresno, California. The Company purchased this land with the intention of obtaining the necessary entitlements to develop the property as a master-planned community; however, approvals from various government agencies will be required, including the acquisition of a water supply that meets regulatory requirements. The Company expects the entitlement process will take several years and no assurance can be given that such entitlements will be obtained.

                  An owner of adjacent property has claimed that he has options to purchase approximately 600 acres of the Rampage property for approximately $4,900,000. The Company is currently evaluating the merits of this claim and how it will proceed.

Competition

                  Real estate development is a highly competitive business. There are numerous residential real estate developers and development projects operating in the same geographic area in which the Company operates. Competition among real estate developers and development projects is determined by the location of the real estate, the market appeal of the development master plan, and the developer's ability to build, market and deliver project segments on a timely basis. Many of the Company's competitors may have greater financial resources and/or access to cheaper capital than the Company. Residential developers sell to homebuilders, who compete based on location, price, market segmentation, product design and reputation.

Government Regulation

                  The residential real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. In developing a community, the Company must obtain the approval of numerous governmental agencies regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes. Regulations affect homebuilding by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential home buyers. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.

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

                  The Company obtained a preliminary remediation study concerning 34 acres of undeveloped land owned by a subsidiary of Otay Land Company. The need for remediation results from activities conducted on the land prior to Otay Land Company's ownership. Based upon the preliminary findings of this study, in 2002 the Company estimated that the cost to implement the most likely remediation alternative would be approximately $11,200,000, and accrued that amount as an operating expense. The estimated liability is neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. The Company periodically adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                  During 2003, Otay Land Company developed an investigation plan, which the San Diego Department of Environmental Health ("DEH") approved, to further determine the nature and extent of contamination on the property. In January 2004, the State Department of Toxic Substance Control ("DTSC") approved DEH as the overseeing agency of the remediation. The Company through its application to DTSC is now required to remediate the contamination. Otay Land Company selected an environmental consultant to implement the investigation plan, which is being conducted under the San Diego County Voluntary Cleanup Program and under the oversight of the DEH. Otay Land Company expects to complete the investigation during 2004, after which it will submit its remediation plan to and seek approval from the DEH. However, the Company is unable to predict when the remediation will commence and there is no current regulatory requirement to commence remediation by a fixed date. Further, the Company has filed a lawsuit in Federal Court in the Southern District of California seeking compensation from the parties which it believes are responsible for the contamination. However, the Company can give no assurances that this lawsuit will be successful or that it will be able to recover any of the costs incurred in investigating and/or remediating the contamination.

Employees

                  At December 31, 2003, the Company and its consolidated subsidiaries had 22 full-time employees.

Relationship with Leucadia; Administrative Services Agreement

                  In 1995, Leucadia funded the Company's bankruptcy plan by purchasing common stock and a secured promissory note of the Company. In 1999, Leucadia distributed all of the HomeFed common stock that it owned to shareholders of Leucadia. In October 2002, Leucadia again acquired an equity interest in the Company when it received 2,474,226 shares of the Company's common stock, representing approximately 30% of the Company's outstanding shares, as partial consideration for its sale to the Company of CDS. For additional information, see Note 2 of Notes to Consolidated Financial Statements.

                  The Company's promissory note, which has been amended, is secured by substantially all of the Company's assets and at December 31, 2003 had a principal amount outstanding of $26,462,000. The note is payable on December 31, 2007 and bears interest at 6% per year through 2004, 9% in 2005, 10% in 2006 and 11% in 2007. On March 3, 2004, the Company's Board of Directors determined to prepay the Leucadia note in full, which it expects to do before March 31, 2004.

                  As a result of the distribution of HomeFed common stock to Leucadia's shareholders in 1999, Joseph S. Steinberg, Chairman of the Board of HomeFed, and Ian M. Cumming, a director of HomeFed, together with their respective family members (excluding trusts for the benefit of Mr. Steinberg's children) beneficially own, at March 1, 2004, approximately 8.7% and 9.4%, respectively, of the Company's outstanding common stock, before consideration of the common shares owned by Leucadia. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At March 1, 2004, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding trusts for the benefit of Mr. Steinberg's children) approximately 12.9% and 13.2%, respectively, of Leucadia's outstanding common shares. In addition to their ownership of HomeFed common stock (directly and through family members), as a result of their beneficial ownership of Leucadia common shares, Messrs. Cumming and Steinberg each may be deemed to be the beneficial owner of the shares of HomeFed common stock owned by Leucadia.

                  In 2003, the Company paid Leucadia approximately $12,900,000 in redemption of Leucadia's preferred capital interest in Otay Land Company and in full satisfaction of the preferred return related thereto.

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of CDS and its subsidiaries both before and after the acquisition of CDS by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of CDS's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2003, the amount of outstanding bonds was approximately $31,700,000.


                  Since 1995, Leucadia has been providing administrative and accounting services to the Company. Under the current administrative services agreement, which extends through December 31, 2004, Leucadia provides services to the Company for a monthly fee of $10,000. Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company's Secretary, in addition to various administrative functions. Ms. Maki is an officer of subsidiaries of Leucadia. The cost of services provided by Leucadia during 2003 aggregated $120,000.

                  In March 2001, the Company entered into an unsecured $3,000,000 line of credit agreement with Leucadia. Loans outstanding under this line of credit bear interest at 10% per year; in 2003, the Company paid $38,000 in commitment fees and incurred no interest expense. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, although Leucadia had the right to terminate the line of credit on an annual basis. In October 2002, the line of credit was increased to $10,000,000 and Leucadia's ability to terminate the line of credit prior to maturity was removed, unless the Company is in default. As of March 1, 2004, no amounts were outstanding under this facility.

                  The Company rents office space at its corporate headquarters and furnishings to Leucadia for a monthly rental equal to Leucadia's pro rata share of the Company's cost for such space and furnishings. In 2003, the rent paid by Leucadia to the Company totaled $72,000.

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

Item 2.  Properties.
------   ----------

                  The Company currently develops two real estate properties, the San Elijo Hills project and the Otay Land Company project, and in 2003 acquired the Rampage property, all of which are described under Item 1, Business. Real estate had an aggregate book value of approximately $37,600,000 at December 31, 2003.

                  The Company leases 8,944 square feet for its corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008. A portion of this space is sub-leased to Leucadia for a monthly base rental of $6,000 in 2002, $4,000 in 2003 and $4,200 in 2004.

Item 3.  Legal Proceedings.
------   -----------------

                  The Company is not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to the Company's consolidated financial position or results of operations.

Item 10. Executive Officers of the Registrant.
-------  ------------------------------------

                  As of March 4, 2004, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:


Name                            Age            Position with HomeFed            Office Held Since
----                            ---            ---------------------            -----------------

Paul J. Borden                  55        President                                     1998

Corinne A. Maki                 46        Secretary                                     1995

Curt R. Noland                  47        Vice President                                1998

Erin N. Ruhe                    38        Vice President, Treasurer and Controller      2000



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

                  Corinne A. Maki. Ms. Maki, a certified public accountant, has served as Secretary of HomeFed since February 1998 and was Treasurer of HomeFed from February 1995 to March 2004. Prior to that, Ms. Maki served as an Assistant Secretary of HomeFed since August 1995. Ms. Maki has also been a Vice President of Leucadia Financial Corporation, a subsidiary of Leucadia, holding the offices of Controller, Assistant Secretary and Treasurer since October 1992. Ms. Maki has been employed by Leucadia since December 1991.

                  Curt R. Noland. Mr. Noland has served as Vice President of HomeFed since October 1998. He spent the last 24 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until joining HomeFed, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara Land Associates, LP, a 1,000 acre master-planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

                  Erin N. Ruhe. Ms. Ruhe has served as Vice President of HomeFed since April 2000, Treasurer since March 2004 and has been employed by HomeFed as Controller since January 1999. Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

                                     PART II

Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------   ---------------------------------------------------------------------

                  On July 14, 2003, following shareholder approval, the Company effected a reverse 1-for-250 stock split (the "reverse split") followed immediately by a forward 25-for-1 stock split (the "forward split") of its common stock, which had the net effect of a reverse 1-for-10 stock split (the "reverse/forward split"). Holders of fewer than 250 shares of common stock prior to the reverse split and holders of fractional interests in common stock following the forward split received a cash payment for the value of their fractional interests. The Company's transfer agent aggregated all fractional interests and sold them at prevailing market prices. Stockholders were required to surrender their old common stock certificates in order to receive new stock certificates and/or cash pursuant to the reverse/forward split. Because the net result of the reverse/forward stock split effectively was a reverse 1-for-10 stock split, the Company also proportionately reduced the number of authorized shares of common stock to 25,000,000. All common share and per share amounts in this Report have been restated to give retroactive effect to the reverse/forward stock split.

                  Following shareholder approval at the 2003 annual meeting, the Company amended to its certificate of incorporation to create a class of preferred stock, of which 3,000,000 shares are authorized and none have been issued. The Company has no current intention to issue the preferred stock.

                  The following table sets forth the high and low bid price of the Company's common stock for each quarterly period within the two most recent fiscal years. The market prices below give retroactive effect to the reverse/forward stock split.


                                                             High            Low
                                                             ----            ---

Year ended December 31, 2002
        First Quarter                                      $   9.40        $   8.00
        Second Quarter                                         9.70            8.30
        Third Quarter                                         10.60            8.85
        Fourth Quarter                                        16.50            9.00

Year ended December 31, 2003
        First Quarter                                      $  15.30        $  13.50
        Second Quarter                                        29.00           13.70
        Third Quarter                                         28.40           22.50
        Fourth Quarter                                        30.00           24.30

Year ending December 31, 2004
        First quarter (through March 1, 2004)              $  32.75        $  29.25

                  The Company's common stock is traded in the over-the-counter market. The Company's common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. In connection with the reverse/forward stock split, the trading symbol for the Company's stock was changed to "HOFD" effective July 14, 2003. The prices above are based on the high and low bid price per share, as published by the National Association of Securities Dealers OTC Bulletin Board Service, as adjusted to give retroactive effect to the reverse/forward stock split. The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions. On March 1, 2004, the closing bid price for the Company's common stock was $32.75 per share. As of that date, there were 5,609 stockholders of record. The Company did not declare dividends on its common stock during 2002 or 2003.

                  The Company does not currently meet certain requirements for listing on a national securities exchange or inclusion on the Nasdaq Stock Market.

                  The Company and certain of its subsidiaries have net operating loss carryforwards ("NOLs") and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the NOLs, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating five percent or more of the common stock and the ability of persons or entities now owning five percent or more of the common stock from acquiring additional common stock. The restrictions will remain in effect until the earliest of (a) December 31, 2010,
(b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

                  The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

Item 6.  Selected Financial Data.
------   -----------------------

                  The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7 of this Report. The results of CDS are included in the Company's consolidated results of operations from the date of acquisition (October 21, 2002), and is the primary reason for the significant increase in 2003 revenues, expenses and profitability as compared to earlier periods. As indicated above, all common share and per share amounts have been restated to give retroactive effect to the reverse/forward stock split.

                                                                               Year Ended December 31,
                                                    ----------------------------------------------------------------------
                                                       2003            2002           2001           2000          1999
                                                    -----------    -------------    ----------    -----------    ---------
                                                                   (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
  Revenues (1)                                        $148,285      $ 13,111        $ 6,523         $ 5,175       $ 2,643
  Expenses (2)                                          50,575        22,418          6,932           7,754         9,058
  Income (loss) before minority interest                85,237        (9,375)          (377)         (2,409)       (7,002)
  Net income (loss)                                     74,076       (11,086)        (1,377)         (3,409)       (7,282)
  Basic income (loss) per share.....                  $   9.08      $  (1.80)       $ (0.24)        $ (0.60)      $ (2.24)
  Diluted income (loss) per share...                  $   8.99      $  (1.80)       $ (0.24)        $ (0.60)      $ (2.24)


                                                                                    At December 31,

                                                    ----------------------------------------------------------------------
                                                       2003            2002           2001           2000          1999
                                                    -----------    -------------    ----------    -----------    ---------
                                                                   (In thousands, except per share amounts)

 Cash and cash equivalents                            $ 43,503      $ 33,601        $ 1,454        $  1,631       $ 2,795
  Investments                                           88,519          --             --              --             --
  Real estate                                           37,612        31,108         23,890          22,979        23,707
  Total assets                                         217,010       117,043         25,804          24,818        27,528
  Note payable to Leucadia Financial Corporation        24,716        23,628         22,508          21,474        20,552
  Notes payable to trust deed holders                   13,580        16,704           --               --            --
  Stockholders' equity (deficit)                        76,330         1,650        (11,623)        (10,421)       (7,107)
  Shares outstanding                                     8,155         8,155          5,680           5,680         5,655
  Book value per share                                $   9.36      $   0.20        $ (2.05)       $  (1.83)      $ (1.25)


(1) Prior to the acquisition of CDS includes development management fee income from San Elijo Hills of $1,600,000 for the period from January 1, 2002 to October 21, 2002, and $4,800,000 and $3,500,000 for the years ended December 31, 2001 and 2000, respectively. These payments will no longer be reflected as revenues since they will be eliminated in consolidation.
(2) For the year ended December 31, 2002, includes an $11,200,000 provision for environmental remediation, which is more fully discussed in Results of Operations below.


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

Liquidity and Capital Resources

                  For the years ended December 31, 2003 and 2002, net cash was provided by operating activities, principally from the proceeds from the sale of real estate, whereas for the year ended December 31, 2001, net cash was used for operating activities, principally to pay interest and general and administrative expenses. The parent company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with Leucadia, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries.

                  As of December 31, 2003, the Company had consolidated cash and cash equivalents and marketable securities aggregating $132,000,000. The Company's investment portfolio and cash equivalents are comprised entirely of highly rated investment grade securities issued by agencies of the U.S. government. In January 2004, a dividend of $50,000,000 was paid by the Company's subsidiary that owns the San Elijo Hills project, of which $40,500,000 was ultimately received by HomeFed and the balance was paid to the minority interests in the San Elijo Hills project. The dividend does not increase the amount of consolidated liquidity reflected on the Company's consolidated balance sheet; however, it does increase the liquidity of the parent company. When added to the cash and cash equivalents and marketable securities already held by the parent company as of December 31, 2003, the parent company will have approximately $76,700,000 of liquid assets to satisfy its needs, the needs of its subsidiaries and for future investment opportunities.

                  The Company expects that its cash on hand, together with the sources described above, will be sufficient for both its short and long term liquidity needs. The San Elijo Hills project is expected to be a continuing source of funds to the Company during the next two years if project development continues as planned, and if economic conditions remain favorable for the local housing market. Until the Company is reasonably assured it will be able to sell developed property for an adequate return, the San Elijo Hills project will not require significant funds for development. The Company is not relying on receipt of funds from Otay Land Company for the foreseeable future, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty. However, except for the environmental remediation matter discussed below, Otay Land Company is not expected to require material funds in the short term, and long term needs will not be determined until a development plan is established. The Company is not currently committed to acquire any new real estate projects, but it does have sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

                  On March 3, 2004, the Board determined to prepay the $26,462,000 borrowing from Leucadia in full. The Company expects to repay the note in late March, using its available cash. Although the Company has no current plans or intentions to replace this debt, the Company believes that it will have access to financing on acceptable terms should the need arise. Since the note is reflected in the December 31, 2003 consolidated balance sheet net of a discount of $1,746,000, the entire discount will be reflected as an expense in the Company's 2004 consolidated statement of operations.

                  The Company currently has an unsecured $10,000,000 line of credit agreement with Leucadia, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per year. As of March 1, 2004, no amounts were outstanding under this facility.

                  During 2003, seven neighborhoods at the San Elijo Hills project consisting of 535 single family lots and 204 very low income apartment units were sold for an aggregate purchase price of $133,400,000, net of closing costs. Of this amount, $1,800,000 related to non-refundable options payments that were received in 2002. The Company deferred recognition of $39,900,000 of revenue from these sales since it is required to complete certain improvements under the purchase agreements.

                  As of December 31, 2003, the aggregate balance of deferred revenue for all real estate sales was $53,500,000, including amounts related to the 2003 sales. The Company estimates that it will spend approximately $15,500,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting. The Company currently estimates that it will substantially complete the required improvements during 2004.

                    During 2003, the Company recorded $8,500,000 of revenues related to profit sharing and consent payments received from home builders who purchased lots in the San Elijo Hills project. Certain of the Company's lot purchase agreements with home builders include provisions that entitle the Company to a share of the profits realized by the home builders upon their sale of the homes, and often require the Company's consent before the home builder can resell the lots to another builder. Since the future plans and potential profits of the Company's home builders are uncertain, the Company is unable to predict whether additional payments will be received in the future.

                  In January 2004, the Company closed on sales to home builders of 94 single family lots and 45 multi-family units for aggregate cash proceeds of $33,000,000, net of closing costs, of which $3,100,000 of non-refundable option payments had been received in 2003. These option payments were applied to reduce the amount due from the purchasers at closing.

                  In order for the City of San Marcos to issue building permits to the Company's prospective lot purchasers for lot sales not already under contract, improvements to two off site roads need to be under construction. During 2004, the Company entered into an amendment to the project development agreement with the City of San Marcos/Redevelopment Agency of San Marcos (the "City"). The amendment, among other things, increases the Company's involvement in the development of these roads serving the San Elijo Hills project. The amendment requires the Company to contribute $11,000,000 to fund a portion of the cost of building these roads, including the acquisition of land, rights of way and/or environmental permits prior to the commencement of construction. Any costs in excess of this amount will be funded by the City. The Company believes that this change to its development agreement increases the likelihood that the construction of these roads will be initiated in a timely manner, such that the issuance of building permits will not be delayed. The Company expects it will commence construction of one of the roads during 2004 and the other in early 2005. The amendment, and the Company's obligation to fund the road construction costs, is conditioned upon the City imposing a special tax which would be levied against future property owners of a portion of the San Elijo Hills project. This tax would give home builders the right to receive funds from the City to reimburse them for the cost of public infrastructure improvements which were made at the Company's expense; a benefit which the Company believes would enable it to recover its road construction costs by charging home builders a price in excess of the market price. However, there is no assurance that the tax will be imposed or that the Company will be successful in recovering its expenses through higher prices to home builders.

                  Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies ("Kemper"). The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies. To date, the Company has not made any material claims under the policy.

                  Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not formally in liquidation or under the supervision of insurance regulators, it is uncertain whether they will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are insolvent, whether state insurance guaranty funds would be available to pay the claim. The Company has investigated replacing the coverage supplied by Kemper with a new insurance company; however, the Company has not found coverage equal to that provided by Kemper and premium rates have increased significantly. At this time the Company has not yet determined whether it needs to obtain replacement insurance, and if it determines to do so, whether it will be able to acquire insurance that is economically acceptable, if at all, or whether such insurance will cover past occurrences at the San Elijo Hills project.

                  In April 2003, Otay Land Company sold approximately 1,445 acres within the Otay Ranch master-planned community to an unrelated third party for a sales price of $22,500,000 in cash and recognized a pre-tax gain of approximately $17,700,000. Otay Land Company used a portion of the proceeds from the sale to fully redeem the preferred capital interest and preferred return of approximately $12,900,000 due to Leucadia, which was required to be paid before any distributions could be paid to the Company.

                  In August 2002, Otay Land Company reached an agreement with the City of Chula Vista and another party whereby the City agreed to acquire 439 acres of mitigation land from Otay Land Company by eminent domain proceedings. On January 15, 2004, these proceedings were concluded and the mitigation land was sold to the City for aggregate proceeds of approximately $5,800,000, substantially all of which had been received as of December 31, 2003. A pre-tax gain of approximately $4,900,000 will be recognized in 2004.

                  In 2002, the Company entered into a joint venture with another party to develop its remaining interest in the Paradise Valley project, located in Fairfield, California. During 2003, the joint venture sold all of the property at the Paradise Valley project for which the Company received net proceeds of $2,900,000 and recognized pre-tax income of $1,500,000, net of minority interest.

                  As indicated in the table below, at December 31, 2003, the Company's contractual cash obligations totaled $47,226,000. The Company's note payable to Leucadia is collateralized by a security interest in substantially all of the assets of the Company, whether now owned or hereafter acquired. The notes payable to trust deed holders are collateralized by the San Elijo Hills project. For additional information, see Note 6 of Notes to Consolidated Financial Statements.

                                                               Payments Due by Period (in thousands)
                                                -------------------------------------------------------------------

                                                  Total
                                                 Amounts      Less Than 1                                    After 5
Contractual Obligations                         Committed        Year         1-3 Years      4-5 Years        Years
-----------------------                         ---------        ----         ---------      ---------        -----

Note payable to Leucadia                          $ 26,462    $  26,462        $  --         $   --         $   --
Notes payable to trust deed holders                 16,185         --              353           537          15,295
Rampage payable                                      4,332        4,332           --             --             --
Operating lease, net of sublease income                247          211             36           --             --
                                                  --------    ---------        -------       -------        -------
Total Contractual Cash Obligations                $ 47,226    $  31,005        $   389       $   537        $ 15,295
                                                  ========    =========        =======       =======        ========

                   As discussed above, in March 2004 the Company's Board determined to prepay the note payable to Leucadia in full in 2004. This obligation is reflected in the consolidated balance sheet, net of debt discount, at $24,716,000 as of December 31, 2003.

                  In November 2003, the Company purchased the Rampage property for $6,000,000, excluding expenses, of which $1,700,000 was paid in cash and the balance remains due to the seller. The Company furnished to the seller a letter of credit (which is fully collateralized by cash) in the amount of $4,300,000 to secure it's obligation to the seller. The Rampage property remains encumbered by a mortgage lien of $3,800,000, which was originally granted by the seller to a mortgage lender and which the Company is not obligated to satisfy. Although the amount owed to the seller does not bear interest, the Company is obligated to make interest payments due under the mortgage during 2004 while the lien remains on the property. However, any principal payments made by the Company to the mortgage lender will reduce the balance owed to the seller. If the lien remains outstanding for all of 2004, the total amount of interest the Company will be required to pay is approximately $300,000. By the end of 2004, the Company will either fully pay the amount it owes to the seller and have the mortgage lien released, or assume the mortgage lien or repay the mortgage, which in both instances will be fully offset by a reduction in the amount owed to the seller.

                  As of December 31, 2003, the Company had NOLs of $168,600,000 available to reduce its future federal income tax liabilities and $2,200,000 of alternative minimum tax credit carryovers. The federal NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, the Company expects to pay federal income tax at a rate of 20% during future periods. For more information, see Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of CDS and its subsidiaries both before and after the acquisition of CDS by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, certain of the Company's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2003, the amount of outstanding bonds was approximately $31,700,000, none of which have been drawn upon.

Results of Operations

Critical Accounting Estimates

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

                  Profit Recognition on Sales of Real Estate - When the Company has an obligation to complete improvements on property subsequent to the date of sale, it utilizes the percentage of completion method of accounting to record revenues and cost of sales. Under percentage of completion accounting, the Company recognizes revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas. Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets. As of December 31, 2003, the Company's deferred revenue balance aggregated $53,500,000.

                  The Company believes it can reasonably estimate its future costs and profit allocation in order to determine how much revenue should be deferred. However, such estimates are based on numerous assumptions and require management's judgment. For example, the estimate of future development costs includes an assumption about the cost of construction services for which the Company has no current contractual arrangement. If the estimate of these future costs proves to be too low, then the Company will have recognized too much profit as of the date of sale resulting in less profit to be reported as the improvements are completed. However, to date the Company's estimates of future development costs that have been used to determine the amount of revenue to be deferred at the date of sale have subsequently been proven to be reasonably accurate estimates.

                  Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period. The valuation allowance is determined after considering all relevant facts and circumstances, but is significantly influenced by the Company's projection of taxable income in the future. As of December 31, 2003, the Company recorded a valuation allowance of $35,100,000, principally to reserve for alternative minimum tax credit carryovers which the Company believes are not currently realizable. The Company calculated the allowance based on the assumption that it would be able to generate future taxable income of approximately $170,000,000, which is sufficient to fully utilize the Company's NOLs.

                  The calculation of the valuation allowance recognizes that the Company's NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%. When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which can be used to reduce its future federal income tax rate once it has used all of its NOLs. Assuming the Company realizes its projected taxable income in the future and fully utilizes its NOLs, it will have approximately $35,000,000 of minimum tax credit carryovers to reduce future federal income taxes payable. However, the minimum tax credit carryovers are only able to reduce the Company's federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $230,000,000 of taxable income above the current projection to fully use them. As a result, the Company has reserved for substantially all of this benefit in its valuation allowance.

                  The projection of future taxable income is based upon numerous assumptions about the future, including future market conditions where the Company's projects are located, regulatory requirements, estimates of future real estate revenues and development costs, the ability of the Company to realize taxable profits prior to the expiration of its NOLs, future interest expense, operating and overhead costs and other factors. In addition, to the extent the Company's actual taxable income in the future exceeds its estimate, the Company will recognize additional tax benefits; conversely, if the actual taxable income is less than the amounts projected, an addition to the valuation allowance would be recorded that would increase tax expense in the future. The Company evaluates the amount of its valuation allowance on a quarterly basis.

                  Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, the Company recorded a charge of $11,200,000 representing its estimate of the cost to implement the most likely remediation alternative with respect to 34 acres of undeveloped land owned by a subsidiary of Otay Land Company. The estimated liability was neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. During 2003, the Company revised its estimate and recorded additional expense of approximately $300,000, primarily for amounts it expects it will pay to its consultants.

                  Otay Land Company is currently performing an investigation and preparing the required documentation in order to obtain approval of a remediation plan from the appropriate regulatory authority. The Company expects that it will be able to submit its remediation plan by the end of 2004. As it continues its investigation and develops its remediation plan, the Company may conclude that the current estimate of its liability needs to be adjusted. A change to the current estimate could result from, among other things, a conclusion that a different remediation alternative is more appropriate, that the cost to implement any remediation alternative is different than the Company's current estimate and/or requirements imposed by regulatory authorities that the Company did not anticipate but is nevertheless required to implement. The Company periodically adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


                   Provision for Losses on Real Estate - The Company's real estate is carried at the lower of cost or fair value less costs to sell. Management periodically assesses the recoverability of its real estate investments by comparing the carrying amount with their fair value less costs to sell. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process assumes the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. When management determines that the carrying value of specific real estate investments should be reduced to properly record these assets at fair value less costs to sell, this write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different. The Company has not recorded any such provisions during the three year period ended December 31, 2003.

Statement of Operations

                  The Company currently has two significant real estate development projects, the San Elijo Hills project and the Otay Ranch project. The Company acquired the San Elijo Hills project in October 2002, and this acquisition accounts for the significant increase in 2003 revenues, cost of sales and profitability as compared to earlier periods. The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,430 single family lots, 696 multi-family units, 272 very low income apartment units, three school sites and commercial space which will be sold or leased. Sales from the project commenced in 2000 (prior to the Company's acquisition), and after considering sales which closed in January 2004, approximately 736 single family lots, 42 multi-family units, 70 very low income apartment units (with minimal, if any profit potential), two school sites and commercial space remain to be sold or leased. The Company currently plans to complete its development of residential sites during 2004 and 2005, after which the remaining activity at the San Elijo Hills will be primarily concentrated on the commercial sites. These estimates of future property available for sale and the timing of the sales are derived from the current plans for the project, and could change based upon the actions of the project's home builders or regulatory agencies.

                  While the San Elijo Hills project is a development community with significant sales activity, sales at the Otay Ranch project have been limited to three individual transactions for relatively large amounts of land. Individual lot development at the Otay Ranch project has not yet begun, as the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of the property. If and when the Company determines to commence development at the Otay Ranch project, development activity is expected to last several years. Similarly, the Rampage property is not expected to have sales activity for several years. Approximately one-half of the property has been leased to another party for a minimum of five years, and any residential development at the property can only commence after approvals are obtained from several government agencies.


Real Estate Sales Activity

San Elijo Hills Project:
------------------------

                  During 2003 and for the period from the acquisition of CDS through December 31, 2002, the Company recorded revenues from sales of real estate of approximately $121,100,000 and $5,000,000, respectively. For 2003, the Company closed on the sale of seven neighborhoods, consisting of 535 single family lots and 204 very low income apartment units for an aggregate purchase price of $133,400,000, net of closing costs. For 2002, the Company closed on the sale of one neighborhood consisting of 92 single family lots for an aggregate purchase price of $24,700,000. As discussed above, a portion of the revenue from these sales was deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. Included in revenues are previously deferred amounts of $19,000,000 and $1,400,000 for 2003 and 2002, respectively, which were recognized upon completion of certain required improvements.

                  Revenues from sales of real estate also include amounts received pursuant to profit sharing agreements with home builders of $5,500,000 during 2003. Additionally, revenues from sales of real estate in 2003 include approximately $3,000,000 paid by one of San Elijo's home builders for the Company's consent to allow the home builder to re-sell his lots to another home builder.

                  During 2003 and 2002, cost of sales of real estate aggregated $29,100,000 and $2,000,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Otay Ranch Project:
-------------------

                  Sales of real estate during 2003 consist of $22,500,000 from the sale of 1,445 acres. For 2002, sales of real estate consist of $4,300,000 from the sale of 85 acres of developable land. There were no sales relating to this project in 2001.

                  During 2003 and 2002, cost of sales of real estate aggregated $4,800,000 and $800,000, respectively. Cost of sales is based upon the allocation of project costs to individual parcels, based upon their relative fair values, in addition to closing costs and commissions, if any.

Paradise Valley Project:
------------------------

                  During 2003, the Company disposed of all of its remaining interest in the Paradise Valley project and recognized pre-tax income of $1,500,000, net of $300,000 that was allocated to the minority interest. There were no sales relating to this project in 2002 or 2001.

Other Results of Operations Activity

                  The Company recorded co-op marketing and advertising fees of approximately $1,300,000, $1,900,000 and $1,000,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price.

                  Prior to the acquisition of CDS, the Company recognized development management fee income in its consolidated statements of operations. While development management fees have continued to be a source of liquidity to the parent company since the acquisition of CDS, they are no longer reflected in the consolidated statements of operations since they are intercompany payments from a subsidiary and are eliminated in consolidation. Development management fee income from the San Elijo Hills project was approximately $1,600,000 for the period from January 1, 2002 to October 21, 2002 and $4,800,000 for the year ended December 31, 2001. The decrease in 2002 primarily reflects lower field overhead and management services fees, due to reduced sales of real estate at the San Elijo Hills project in 2002, and the cessation of recognizing such fee income from the date of acquisition of CDS.

                  Income from options on real estate properties reflects non-refundable fees of approximately $300,000 and $700,000 in 2002 and 2001, respectively, received to extend the closing date on the sale of the 85 acres of developable land at the Otay Ranch project, which closed in June 2002.

                  As more fully discussed above, in 2002, the Company recorded a provision of approximately $11,200,000, representing its estimated cost of environmental remediation. During 2003, the Company revised its estimate and recorded additional expense of approximately $300,000, primarily for amounts it expects it will pay to its consultants.

                  Interest expense reflects the interest due on indebtedness to Leucadia of approximately $1,600,000, $1,700,000 and $1,600,000 for 2003, 2002
and 2001, respectively. Interest expense also includes amortization of debt discount related to the indebtedness to Leucadia of $1,100,000, $1,100,000 and $1,000,000 for 2003, 2002 and 2001, respectively.

                  General and administrative expenses increased during 2003 as compared to 2002 due to expenses of $1,500,000 related to CDS. In addition, general and administrative expenses increased in 2003 as compared to 2002 due to greater expenses related to employee compensation and legal and professional fees. The increase in legal and professional fees principally reflects costs associated with the Otay Ranch project, including costs incurred in connection with the eminent domain proceedings by the City of Chula Vista discussed above, and expenses related to the Company's reverse/forward split. In addition, general and administrative expenses include a charge in 2003 for previously deferred stock compensation expense of $600,000, which related to certain performance options which were no longer subject to forfeiture, and to an increase in the market price of the Company's common stock.

                  General and administrative expenses increased in 2002 as compared to 2001 primarily due to expenses of $400,000 related to CDS, greater legal and professional fees, increased stock compensation expense and increased salaries. The increase in legal and professional fees principally reflects costs associated with the Otay Ranch project and expenses related to acquisition opportunities. The increase in stock compensation expense related to performance options granted in 2000 reflects the appreciation of the Company's stock price in 2002.

                  The increase in other income for 2003 as compared to 2002 primarily relates to greater interest income resulting from a larger amount of invested assets, income from the reimbursement for improvement costs that were previously expensed at the San Elijo Hills project, proceeds from an easement at the Otay Ranch project and cash received to settle a dispute with one of the Company's vendors. These increases were partially offset by the gain on a sale of a foreclosed property in 2002. The decrease in other income in 2002 as compared to 2001 primarily relates to a reimbursement in 2001 for fees and improvements totaling approximately $700,000 related to property previously sold, partially offset by increased interest income, the gain on a sale of a foreclosed property and proceeds received upon the dissolution of a partnership in excess of its recorded investment balance.

                  The increase in minority interest expense for 2003 as compared to 2002 is primarily due to the minority interest related to CDS and increased preferred capital interest related to Otay Ranch (prior to its redemption in 2003). The increase in minority expense in 2002 as compared to 2001 relates to minority interest of CDS.

                  During the year ended December 31, 2003, as a result of an increase in the Company's estimate of future taxable income and actual income in 2003 that exceeded its earlier estimate, the Company reduced its income tax valuation allowance to recognize additional benefits from its NOLs and recorded a credit to its income tax provision of $26,065,000. Income taxes paid for 2002 principally relate to state income taxes, reduced by a refund of prior year federal alternative minimum tax payments. Income taxes for 2001 principally relate to the payment of federal alternative minimum tax and state income tax. In 2002, the Company did not recognize income tax benefits for its losses due to the uncertainty of sufficient future taxable income which is required in order to recognize such tax benefits. For more information, see Note 10 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

                  In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The implementation of SFAS 150 did not have any impact on the Company.

                  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB issued a revision ("FIN 46R") to FIN 46 to clarify certain provisions and exempt certain entities from its requirements. In addition, FIN 46R deferred to the first quarter of 2004 application of its provisions to certain entities in which a variable interest was acquired prior to February 1, 2003. The Company does not believe that the implementation of FIN 46 and FIN 46R will have any impact on its consolidated results of operations or financial condition.

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

Interest Rates

                  The Company's operations are interest-rate sensitive. The Company has indirectly benefited from the prevailing low mortgage interest rate environment, since low rates made housing more affordable for the home buyer, thereby increasing demand for homes. The Company can not predict whether interest rates will remain low and what impact an increase in interest rates and mortgage rates would have on the Company's operations, although any significant increase in these rates could have a chilling effect on the housing market, which could adversely affect the Company's results of operations.

Cautionary Statement for Forward-Looking Information

                  Statements included in this Report may contain forward-looking statements. Such statements may relate, but are not limited, to projections of revenues, income or loss, plans for growth and future operations, competition and regulation as well as assumptions relating to the foregoing. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

                  In addition to risks set forth in the Company's other public filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

o Changes in prevailing interest rate levels, including mortgage rates. Any significant increase in the prevailing low mortgage interest rate environment could reduce consumer demand for housing.

o Changes in domestic laws and government regulations or requirements and in implementation and/or enforcement of governmental rules and regulations. The Company's plans for its development projects require numerous governmental approvals, licenses, permits and agreements, which must be obtained before development and construction may commence. The approval process can be delayed by withdrawals or modifications of preliminary approvals, by litigation and appeals challenging development rights and by changes in prevailing local circumstances or applicable laws that may require additional approvals.

o Changes in real estate pricing environments. Any significant decrease in the prevailing price of real estate in the geographic areas in which the Company owns, develops and sells real estate may adversely affect the Company's results of operations.

o Regional or general increases in cost of living. Any significant increases in the prevailing prices of goods and services that result in increased costs of living, particularly in the regions in which the Company is currently developing properties, may adversely affect consumer demand for housing.

o Demographic and economic changes in the United States generally and California in particular. The Company's operations are sensitive to demographic and economic changes. Any economic downturn in the United States in general, and California in particular, may adversely affect consumer demand for housing by limiting the ability of people to save for down payments and purchase homes. In addition, if the current trend of population increases in California were not to continue, demand for real estate in California may not be as robust as current levels indicate.

o Increases in real estate taxes and other local government fees. Any such increases may make it more expensive to own the properties that the Company is currently developing, which would increase the carrying costs to the Company of owning the properties and decrease consumer demand for them.

o Significant competition from other real estate developers and homebuilders. There are numerous residential real estate developers and development projects operating in the same geographic area in which the Company operates. Many of the Company's competitors may have advantages over the Company, including greater financial resources and/or access to cheaper capital.

o Decreased consumer spending for housing. Any decrease in consumer spending for housing may directly affect the Company's results of operations.

o Delays in construction schedules and cost overruns. Any material delays could adversely affect the Company's ability to complete its projects, significantly increasing the costs of doing so, including interests costs, or drive potential customers to purchase competitors' products. Cost overruns, if material, could have a direct adverse impact on the Company's results of operations.

o Availability and cost of land, materials and labor and increased development costs, many of which the Company would not be able to control. The Company's current and future development projects require the Company to purchase significant amounts of land, materials and labor. If the costs of these items increase, it will increase the costs to the Company of completing its projects; if the Company is not able to recoup these increased costs, its results of operations could be adversely affected.

o Damage to or condemnation of properties and occurrence of significant natural disasters and fires. Damage to or condemnation of any of the Company's properties, whether by natural disasters and fires or otherwise, may either delay or preclude the Company's ability to develop and sell its properties, or affect the price at which it may sell such properties.

o Imposition of limitations on the Company's ability to develop its properties resulting from environmental laws and regulations and developments in or new applications thereof. The residential real estate development industry is subject to increasing environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. Environmental laws may cause the Company to incur additional costs, and adversely affect its ability to complete its projects in a timely and profitable manner.

o The inability to insure certain risks economically. The Company cannot be certain that it will be able to insure certain risks economically.

o The availability of adequate water resources and reliable energy source in the areas where the Company owns real estate projects. Any shortage of reliable water and energy resources and drop in consumer confidence in the dependability of such resources in areas where the Company owns land may adversely affect the values of properties owned by the Company and curtail development projects.

o Changes in the composition of the Company's assets and liabilities through acquisitions or divestitures. The Company may make future acquisitions or divestitures of assets. Any change in the composition of the Company's assets and liabilities as a result thereof could significantly affect the financial position of the Company and the risks that it faces.

o The actual cost of environmental liabilities concerning land owned in San Diego County, California exceeding the amount reserved for such matter. The actual cost of remediation of undeveloped land owned by a subsidiary could exceed the $10,800,000 reserved for such matter.

o The Company's ability to generate sufficient taxable income to fully realize the deferred tax asset, net of the valuation allowance. The Company and certain of its subsidiaries have NOLs and other tax attributes, but may not be able to generate sufficient taxable income to fully realize the deferred tax assets.

o The impact of inflation. The Company, as well as the real estate development and homebuilding industry in general, may be adversely affected by inflation, primarily because of either reduced rates of savings by consumers during periods of low inflation or higher land and construction costs during periods of high inflation.


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

                  At December 31, 2003, the Company had investments of approximately $88,500,000 in securities issued by the U.S. government and its agencies. The Company's investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. The securities in the portfolio are rated "AAA" and "Aaa" by Standard & Poor's and Moody's, respectively. All of these fixed income securities mature in 2004; the estimated weighted average remaining life of these fixed income securities was approximately 0.2 years at December 31, 2003. These securities have a weighted average interest rate of 1.1% at December 31, 2003. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

                  For additional information with respect to the Company's indebtedness, see Note 6 of Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

                  Financial Statements and supplementary data required by this
Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
------   --------------------------------------------------------

                  Not applicable.

Item 9A. Controls and Procedures.
-------  -----------------------

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

                  The information to be included under the captions "Proposal for the Election of Directors" and "Information Concerning Board of Directors and Board Committees" in HomeFed's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the 1934 Act in connection with the 2004 annual meeting of stockholders of HomeFed (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

Item 11. Executive Compensation.
-------  ----------------------

                  The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

Equity Compensation Plan Information
------------------------------------

                  The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2003. All outstanding awards relate to the Company's common stock.

                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                  Number of Securities            Weighted-average           under equity
                                    to be issued upon            exercise price of        compensation plans
                            exercise of outstanding options,    outstanding options,     (excluding securities
                                   warrants and rights          warrants and rights    reflected in column (a))
Plan Category                             (a)                        (b)                         (c)
-------------                -------------------------------    -------------------     -------------------


Equity compensation
  plans approved by
  security holders                          120,250                     $ 6.45                  154,600

Equity compensation
  plans not approved
  by security holders                          --                          --                      --
                                            -------                     ------                  -------

Total                                       120,250                     $ 6.45                  154,600
                                           ========                     ======                  =======

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

Item 14.  Principal Accounting Fees and Services.
-------   --------------------------------------

                  The information to be included under the caption "Principal Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  ----------------------------------------------------------------


(a)(1)   Financial Statements.

         Report of Independent Auditors                                                                         F-1

         Consolidated Balance Sheets at December 31, 2003 and 2002                                              F-2

         Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001             F-3

         Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended
         December 31, 2003, 2002 and 2001                                                                       F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001             F-5

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

3.5 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003.

3.6 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003.

10.1 Security Agreement and Stock Pledge by and between HomeFed Corporation and Leucadia Financial Corporation dated as of July 3, 1995.

10.2 Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated August 14, 1998).

10.3 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of September 20, 1999, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit
         10.16 to the Company's Registration Statement on Form S-2 (No. 333-79901)).

10.4 Administrative Services Agreement, dated as of March 1, 2000, between Leucadia Financial Corporation ("LFC"), the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to
         Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

10.5 Amendment No. 1 dated as of November 1, 2000 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K")).

10.6 Amendment No. 2 dated as of February 28, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.22 to the Company's 2000 10-K).

10.7 Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

10.8 Third Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of June 21, 2002, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts - California, LLC (incorporated by reference to Exhibit 10.27 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.9 Stock Purchase Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 22, 2002).

10.10 Registration Rights Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated October 22, 2002).

10.11 Second Amendment and Restated Loan Agreement dated as of October 9, 2002, by and between HomeFed Corporation and Leucadia Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated October 22, 2002).

10.12 Second Amendment and Restated Variable Rate Secured Note dated as of October 9, 2002 (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K dated October 22, 2002).

10.13 Amended and Restated Line Letter dated as of October 9, 2002, by and between HomeFed Corporation and Leucadia Financial Corporation (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K dated October 22, 2002).

10.14 Amended and Restated Term Note dated as of October 9, 2002 (incorporated by reference to Exhibit 10.6 to the Company's current report on Form 8-K dated October 22, 2002).

10.15 Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (the "2002 10-K/A")).

10.16 Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.35 of the 2002 10-K/A).

10.17 Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998 (incorporated by reference to Exhibit 10.36 of the 2002 10-K/A).

10.18 Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002 (incorporated by reference to Exhibit 10.37 of the 2002 10-K/A).

10.19 Agreement and Guaranty, dated as of October 1, 2002, between Leucadia National Corporation and CDS Holding Corporation (incorporated by reference to Exhibit 10.38 of the 2002 10-K/A).

10.20 Obligation Agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc. (incorporated by reference to Exhibit 10.39 of the 2002 10-K/A).

10.21 Tax Allocation Agreement between the Company and its subsidiaries dated as of November 1, 2002.

10.22 Amendment No. 1 to the First Amended and Restated Development Agreement and Owner Participation Agreement between the City of San Marcos, the San Marcos Redevelopment Agency and the San Elijo Hills Development Company, LLC dated as of February 11, 2004.

10.23 Amendment No. 6 dated as of December 31, 2003 to the Administrative Services Agreement dated as of March 1, 2000.

21       Subsidiaries of the Company.

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


*        Furnished herewith pursuant to Item 601(b) (32) of Regulation S-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HOMEFED CORPORATION


Date: March 10, 2004                 By /s/  ERIN N. RUHE
                                      ---------------------------------
                                     Erin N. Ruhe
                                     Vice President, Treasurer and Controller

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 10, 2004                By /s/  JOSEPH S. STEINBERG
                                        ---------------------------------
                                            Joseph S. Steinberg, Chairman
                                            of the Board and Director

Date:  March 10, 2004                By /s/  PAUL J. BORDEN
                                        ---------------------------------
                                            Paul J. Borden, President and
                                            Director
                                            (Principal Executive Officer)


Date:  March 10, 2004                By /s/  ERIN N. RUHE
                                        ---------------------------------
                                            Erin N. Ruhe, Vice President,
                                            Treasurer and Controller
                                            (Principal Financial and Accounting
                                            Officer)


Date:  March 10, 2004                By /s/  PATRICK D. BIENVENUE
                                        ---------------------------------
                                            Patrick D. Bienvenue, Director


Date:  March 10, 2004                By /s/  TIMOTHY CONSIDINE
                                        ---------------------------------
                                            Timothy Considine, Director


Date:  March 10, 2004                By /s/  IAN M. CUMMING
                                        --------------------------------
                                            Ian M. Cumming, Director


Date:  March 10, 2004                By /s/  MICHAEL A. LOBATZ
                                        --------------------------------
                                            Michael A. Lobatz, Director

                                  EXHIBIT INDEX
Exhibit
Number                           Description

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

3.5 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003.

3.6 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003.

10.1 Security Agreement and Stock Pledge by and between HomeFed Corporation and Leucadia Financial Corporation dated as of July 3, 1995.

10.2 Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated August 14, 1998).

10.3 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of September 20, 1999, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit
         10.16 to the Company's Registration Statement on Form S-2 (No. 333-79901)).

10.4 Administrative Services Agreement, dated as of March 1, 2000, between Leucadia Financial Corporation ("LFC"), the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to
         Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

10.5 Amendment No. 1 dated as of November 1, 2000 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K")).

10.6 Amendment No. 2 dated as of February 28, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.22 to the Company's 2000 10-K).

10.7 Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

10.8 Third Amendment to Option and Purchase Agreement and Escrow Instructions, dated as of June 21, 2002, by and between Otay Land Company, LLC and Lakes Kean Argovitz Resorts - California, LLC (incorporated by reference to Exhibit 10.27 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.9 Stock Purchase Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated October 22, 2002).

10.10 Registration Rights Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated October 22, 2002).

10.11 Second Amendment and Restated Loan Agreement dated as of October 9, 2002, by and between HomeFed Corporation and Leucadia Financial Corporation (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated October 22, 2002).

10.12 Second Amendment and Restated Variable Rate Secured Note dated as of October 9, 2002 (incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K dated October 22, 2002).

10.13 Amended and Restated Line Letter dated as of October 9, 2002, by and between HomeFed Corporation and Leucadia Financial Corporation (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K dated October 22, 2002).

10.14 Amended and Restated Term Note dated as of October 9, 2002 (incorporated by reference to Exhibit 10.6 to the Company's current report on Form 8-K dated October 22, 2002).

10.15 Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (the "2002 10-K/A")).

10.16 Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.35 of the 2002 10-K/A).

10.17 Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998 (incorporated by reference to Exhibit 10.36 of the 2002 10-K/A).

10.18 Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002 (incorporated by reference to Exhibit 10.37 of the 2002 10-K/A).

10.19 Agreement and Guaranty, dated as of October 1, 2002, between Leucadia National Corporation and CDS Holding Corporation (incorporated by reference to Exhibit 10.38 of the 2002 10-K/A).

10.20 Obligation Agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc. (incorporated by reference to Exhibit 10.39 of the 2002 10-K/A).

10.21 Tax Allocation Agreement between the Company and its subsidiaries dated as of November 1, 2002.

10.22 Amendment No. 1 to the First Amended and Restated Development Agreement and Owner Participation Agreement between the City of San Marcos, the San Marcos Redevelopment Agency and the San Elijo Hills Development Company, LLC dated as of February 11, 2004.

10.23 Amendment No. 6 dated as of December 31, 2003 to the Administrative Services Agreement dated as of March 1, 2000.

21       Subsidiaries of the Company.

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


*        Furnished herewith pursuant to Item 601(b) (32) of Regulation S-K.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and
Stockholders of HomeFed Corporation:



                  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows, present fairly, in all material respects, the financial position of HomeFed Corporation and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the results of their operations, changes in stockholders' equity (deficit) and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 3, 2004

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002
(Dollars in thousands, except par value)


                                                                                              2003              2002
                                                                                              ----              ----
ASSETS
Real estate                                                                             $   37,612        $   31,108
Cash and cash equivalents                                                                   43,503            33,601
Restricted cash                                                                              4,609               273
Investments-available for sale (aggregate cost of $88,503)                                  88,519              --
Deposits and other assets                                                                      995               753
Deferred income taxes                                                                       41,772            44,742
Note receivable                                                                               --               6,566
                                                                                        ----------        ----------
TOTAL                                                                                   $  217,010        $  117,043
                                                                                        ==========        ==========

LIABILITIES
Note payable to Leucadia Financial Corporation                                           $  24,716        $   23,628
Notes payable to trust deed holders                                                         13,580            16,704
Deferred revenue                                                                            53,491            32,621
Accounts payable and accrued liabilities                                                    10,985             6,323
Liability for environmental remediation                                                     10,785            10,816
Income taxes payable                                                                           503             2,875
Other liabilities                                                                           13,509             7,294
                                                                                        ----------        ----------
      Total liabilities                                                                    127,569           100,261
                                                                                        ----------        ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                           13,111            15,132
                                                                                        ----------        ----------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 8,155,159 and
   8,155,084 shares outstanding                                                                 82                82
Additional paid-in capital                                                                 380,545           380,364
Deferred compensation pursuant to stock incentive plans                                         (4)             (418)
Accumulated other comprehensive income                                                           9              --
Accumulated deficit                                                                       (304,302)         (378,378)
                                                                                        ----------        ----------

      Total stockholders' equity                                                            76,330             1,650
                                                                                        ----------        ----------
TOTAL                                                                                   $  217,010        $  117,043
                                                                                        ==========        ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2003, 2002 and 2001
(In thousands, except per share amounts)


                                                                                           2003            2002            2001
                                                                                           ----            ----            ----

REVENUES
Sales of real estate                                                                  $ 147,028         $   9,259         $    --
Co-op marketing and advertising fees                                                      1,257             1,942             1,028
Development management fee income from San Elijo Hills                                     --               1,610             4,775
Income from options on real estate properties                                              --                 300               720
                                                                                      ---------         ---------         ---------
                                                                                        148,285            13,111             6,523
                                                                                      ---------         ---------         ---------

EXPENSES
Cost of sales                                                                            35,508             2,815              --
Provision for environmental remediation                                                     270            11,160              --
Interest expense relating to Leucadia Financial Corporation                               2,676             2,780             2,646
General and administrative expenses                                                      12,001             5,543             4,179
Administrative services fees to Leucadia Financial Corporation                              120               120               107
                                                                                      ---------         ---------         ---------
                                                                                         50,575            22,418             6,932
                                                                                      ---------         ---------         ---------

Income (loss) from operations                                                            97,710            (9,307)             (409)
                                                                                      ---------         ---------         ---------

Other income                                                                              1,706               311               699
                                                                                      ---------         ---------         ---------

Income (loss) before income taxes and minority interest                                  99,416            (8,996)              290
Income tax provision                                                                    (14,179)             (379)             (667)
                                                                                      ---------         ---------         ---------

Income (loss) before minority interest                                                   85,237            (9,375)             (377)
Minority interest                                                                       (11,161)           (1,711)           (1,000)
                                                                                      ---------         ---------         ---------

Net income (loss)                                                                     $  74,076         $ (11,086)        $  (1,377)
                                                                                      =========         =========         =========

Basic income (loss) per common share                                                  $    9.08         $   (1.80)        $   (0.24)
                                                                                      =========         =========         =========

Diluted income (loss) per common share                                                $    8.99         $   (1.80)        $   (0.24)
                                                                                      =========         =========         =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the years ended December 31, 2003, 2002 and 2001
(Dollars in thousands, except par value)



                                                                     Deferred
                                            Common                  Compensation    Accumulated                        Total
                                             Stock     Additional    Pursuant to      Other                         Stockholders
                                            $.01 Par    Paid-in        Stock        Comprehensive   Accumulated         Equity
                                            Value       Capital    Incentive Plans   Income          Defecit         (Defecit)
                                            -------     -------    ---------------   ------------    ----------      ---------

Balance, January 1, 2001                     $   57    $ 355,788     $  (351)        $   --        $ (365,915)       $ (10,421)
                                                                                                                     ---------

   Comprehensive loss:
     Net loss                                                                                          (1,377)          (1,377)
                                                                                                                     ---------
   Amortization of restricted stock grants                                63                                                63
   Amortization related to stock options                                 112                                               112
   Change in value of performance-based
     stock options                                           100        (100)                                            --
                                             ------    ---------     -------         ----------    ----------        ---------

Balance, December 31, 2001                       57      355,888        (276)             --         (367,292)         (11,623)
                                                                                                                     ---------

   Comprehensive loss:
     Net loss                                                                                         (11,086)         (11,086)
                                                                                                                     ---------
   Issuance of 2,474,226 shares of
     common stock                                25       23,975                                                        24,000
   Amortization of restricted stock grants                                63                                                63
   Amortization related to stock options                                 295                                               295
   Change in value of performance-based
     stock options                                           500        (500)                                            --
   Exercise of options to purchase common
     shares                                                    1                                                             1
                                             ------      -------     -------         ----------    ----------        ---------

Balance, December 31, 2002                       82      380,364        (418)             --         (378,378)           1,650
                                                                                                                     ---------

   Comprehensive income:
     Net change in unrealized gain
      on investments, net of taxes of $7                                                      9                              9
     Net income                                                                                        74,076           74,076
                                                                                                                     ---------
      Comprehensive income                                                                                              74,085
                                                                                                                     ---------
   Amortization of restricted stock grants                                11                                                11
   Amortization related to stock options                                 583                                               583
   Change in value of performance-based
     stock options                                           180        (180)                                             --
   Exercise of options to purchase
     common shares                                             1                                                             1
                                             ------      -------     -------         ----------    ----------        ---------

Balance, December 31, 2003                   $   82    $ 380,545     $    (4)        $        9     $(304,302)       $  76,330
                                             ======    =========     =======         ==========     =========        =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2003, 2002 and 2001
(In thousands)

                                                                                        2003           2002             2001
                                                                                        ----           ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $  74,076       $ (11,086)      $  (1,377)
Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operating activities:
   Minority interest                                                                    11,161           1,711           1,000
   Provision for deferred income taxes                                                   2,963             363             --
   Provision for environmental remediation                                                 270          11,160             --
   Amortization of deferred compensation pursuant to stock incentive plans                 594             358             175
   Amortization of the debt discount on note payable to Leucadia
     Financial Corporation                                                               1,088           1,120           1,034
   Other amortization related to investments                                              (369)           --
   Changes in operating assets and liabilities:
     Real estate                                                                          (542)         (6,855)           (911)
     Deposits and other assets                                                            (242)            169            (252)
     Note receivable                                                                     6,566          (6,566)            --
     Notes payable to trust deed holders                                                (1,268)           (185)            --
     Liability for environmental remediation                                              (301)           (344)            --
     Recreation center liability                                                           --             --              (41)
     Deferred revenue                                                                   20,870          19,792             --
     Accounts payable and accrued liabilities                                            4,662             183             195
     Income taxes payable                                                               (2,372)            286             --
     Other liabilities                                                                   1,883           6,480             --
                                                                                     ---------       ---------       ---------
        Net cash provided by (used for) operating activities                           119,039          16,586            (177)
                                                                                     ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                                      (152,132)          --              --
Proceeds from maturities of investments                                                 60,600           --              --
Proceeds from sales of investments                                                       3,398           --              --
Net cash received in acquisition of CDS                                                   --            18,979           --
Increase in restricted cash                                                             (4,336)          --              --
                                                                                     ---------       ---------       ---------
        Net cash (used for) provided by investing activities                           (92,470)         18,979           --
                                                                                     ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement with Leucadia Financial Corporation                     --             2,150             900
Payments related to credit agreement with Leucadia Financial Corporation                  --            (2,150)           (900)
Contribution from minority interest                                                         43            --             --
Distributions to minority interest                                                     (13,469)         (2,524)          --
Principal payments to trust deed note holders                                           (3,242)           (895)          --
Exercise of options to purchase common shares                                                1               1           --
                                                                                     ---------       ---------       ---------
         Net cash used for financing activities                                        (16,667)         (3,418)          --
                                                                                     ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     9,902          32,147            (177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          33,601           1,454           1,631
                                                                                     ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  43,503       $  33,601       $   1,454
                                                                                     =========       =========       =========

                                                                                                                    (continued)





              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2003, 2002 and 2001
(In thousands)

                                                                                        2003           2002             2001
                                                                                        ----           ----             ----



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                               $   1,588       $   1,660       $   1,612
                                                                                     =========       =========       =========

Cash paid (refunded) for income taxes                                                $  10,976       $    (279)      $     668
                                                                                     =========       =========       =========

NON-CASH INVESTING ACTIVITIES:

Common stock issued for acquisition of CDS                                           $   --          $  24,000       $    --
                                                                                     =========       =========       =========


NON-CASH FINANCING ACTIVITIES:

Liabilities assumed from acquisition of real estate                                  $   4,332       $   --          $   --
                                                                                           244           --              --
Contribution of real estate from minority interest                                   ---------       ---------       --------

                                                                                     $   4,576       $   --          $   --
                                                                                     =========       =========       =========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the "Company"), Otay Land Company, LLC and its wholly-owned subsidiaries, ("Otay Land Company"), HomeFed Communities, Inc., HomeFed Resources Corporation, CDS Holding Corporation and its majority owned subsidiaries ("CDS") and Rampage Vineyard, LLC. The Company is currently engaged, directly and through its subsidiaries, in the investment in and development of residential real estate properties in the state of California. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         On July 14, 2003, following shareholder approval, the Company effected a reverse 1-for-250 stock split (the "reverse split") followed immediately by a forward 25-for-1 stock split (the "forward split") of its common stock, which had the net effect of a reverse 1-for-10 stock split (the "reverse/forward split"). Holders of fewer than 250 shares of common stock prior to the reverse split and holders of fractional interests in common stock following the forward split received a cash payment for the value of their fractional interests. The Company's transfer agent aggregated all fractional interests and sold them at prevailing market prices. Because the net result of the reverse/forward stock split effectively was a reverse 1-for-10 stock split, the Company also proportionately reduced the number of authorized shares of common stock to 25,000,000. The trading symbol for the Company's common stock, which continues to trade in the over-the-counter bulletin board, was changed to "HOFD" effective July 14, 2003. In addition, in July 2003, the Company's shareholders approved an amendment to its certificate of incorporation to create a class of preferred stock, of which 3,000,000 shares are authorized and none have been issued. The financial statements and notes thereto give retroactive effect to the reverse/forward stock split for all periods presented.

         Certain amounts for prior periods have been reclassified to be consistent with the 2003 presentation.

         Critical Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from those estimates.

         Profit Recognition on Sales of Real Estate - Profit from the sale of real estate is recognized in full at the time title is conveyed to the buyer if the profit is determinable, collectibility of the sales price is reasonably assured (demonstrated by meeting minimum down payment and continuing investment requirements), and the earnings process is virtually complete, such that the seller is not obligated to perform significant activities after the sale and has transferred to the buyer the usual risks and rewards of ownership. If it is determined that all the conditions for full profit recognition have not been met, revenue and profit is deferred using the deposit, installment, cost recovery or percentage of completion method of accounting, as appropriate depending upon the specific terms of the transaction.

         When the Company has an obligation to complete improvements on property subsequent to the date of sale, it utilizes the percentage of completion method of accounting to record revenues and cost of sales. Under percentage of completion accounting, the Company recognizes revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas. Unearned revenues resulting from applying the percentage of completion accounting are reported as deferred revenue in the liabilities section of the consolidated balance sheets.

         Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period. The valuation allowance is determined after considering all relevant facts and circumstances, but is significantly influenced by the Company's projection of taxable income in the future. Since any projection of future profitability is inherently unreliable, changes in the valuation allowance should be expected.

         Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, the Company recorded a charge of $11,200,000 representing its estimate of the cost to implement the most likely remediation alternative with respect to 34 acres of undeveloped land owned by a subsidiary of Otay Land Company. The estimated liability was neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items.

         Provision for Losses on Real Estate - The Company's real estate is carried at the lower of cost or fair value less costs to sell. Management periodically assesses the recoverability of its real estate investments by comparing the carrying amount with their fair value less costs to sell. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process assumes the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. When management determines that the carrying value of specific real estate investments should be reduced to properly record these assets at fair value less costs to sell, this write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different. The Company has not recorded any such provisions during the three year period ended December 31, 2003.

         Real Estate -Real estate, which consists of land held for development and sale, includes all expenditures incurred in connection with the acquisition, development and construction of the property, including interest and property taxes. Land costs are allocated to lots based on relative fair values prior to development and are charged to cost of sales at the time of sale.

         Cash and Cash Equivalents - Cash equivalents are money market accounts and short-term, highly liquid investments that have maturities of less than three months at the time of acquisition.

         Investments - Securities with maturities equal to or greater than three months at the time of acquisition are classified as investments available for sale, and are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes.

         Recognition of Fee Income - The Company receives co-op marketing and advertising fees from the San Elijo Hills project that are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes' selling price, and are recorded as revenue when the home is sold. Prior to its acquisition of CDS, the Company recognized fee income for field overhead and management services from the San Elijo Hills project in its consolidated statements of operations when contractually earned. Subsequent to the acquisition of CDS, such amounts are eliminated in consolidation.

         Capitalization of Interest and Real Estate Taxes - Interest and real estate taxes attributable to land and property construction are capitalized and added to the cost of those properties while the properties are being actively developed.

         Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations related to employees and directors under its stock compensation plans. Had compensation cost for the Company's fixed stock options been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income (loss) would not have been materially different from that reported in 2003, 2002 and 2001.

         Recently Issued Accounting Standards - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The implementation of SFAS 150 did not have any impact on the Company.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB issued a revision ("FIN 46R") to FIN 46 to clarify certain provisions and exempt certain entities from its requirements. In addition, FIN 46R deferred to the first quarter of 2004 application of its provisions to certain entities in which a variable interest was acquired prior to February 1, 2003. The Company does not believe that the implementation of FIN 46 and FIN 46R will have any impact on its consolidated results of operations or financial condition.

2.       ACQUISITIONS

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

         The purchase price of $25,000,000 consisted of $1,000,000 in cash and 2,474,226 shares of the Company's common stock, which represented approximately 30% of the Company's outstanding common shares. Prior to the acquisition, Leucadia had also committed to continue to provide to San Elijo project improvement bonds which are required prior to the commencement of any project development. The results of CDS have been included in the Company's consolidated results of operations from the date of acquisition.

         The balance sheet of CDS at the date of acquisition was as follows (in thousands):

Assets:
   Real estate                                                   $    139
   Cash and cash equivalents                                       19,979
   Investments                                                        275
   Deposits and other assets                                          460
   Deferred income taxes                                           45,105
                                                                 --------
   Total assets acquired                                           65,958
                                                                 --------

Liabilities:
   Notes payable to trust deed holders                             17,560
   Deferred revenue                                                12,829
   Accounts payable and accrued liabilities                         4,429
   Other liabilities                                                3,403
                                                                 --------
   Total liabilities assumed                                       38,221
                                                                 --------

   Minority Interest                                                2,737
                                                                 --------

   Purchase Price                                                $ 25,000
                                                                 ========

         The following unaudited pro forma financial information presents results for the years ended December 31, 2002 and 2001 as if the acquisition had occurred at the beginning of the respective periods (in thousands, except per share amounts):

                                                      2002             2001
                                                      ----             ----

Sales of real estate                                  $33,920         $80,721
Total revenues                                        $36,162         $82,469
Income (loss) from operations                         $(2,441)        $26,139
Minority interest                                     $(2,124)        $(3,337)
Net income (loss)                                     $(3,110)        $14,505
Basic earnings (loss) per common share                  $(.38)          $1.78
Diluted earnings (loss) per common share                $(.38)          $1.78

         The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of either the Company's operating results that would have occurred had the acquisition been consummated at the beginning of the respective periods, or of the Company's future operating results.

         In November 2003, the Company purchased a 2,159 acre grape vineyard located in southern Madera County, California ("Rampage"). The purchase price for the property was $6,000,000, excluding expenses, of which $1,700,000 was paid in cash and $4,300,000 is expected to be paid to the seller within one year. In addition, the Company furnished to the seller a letter of credit (which is fully collateralized by cash) in the amount of $4,300,000, which secured the Company's obligation to the seller. The Rampage property remains encumbered by a mortgage lien of $3,800,000, which was originally granted by the seller to a mortgage lender and which the Company is not obligated to satisfy. Although the amount owed to the seller does not bear interest, the Company is obligated to make interest payments due under the mortgage during 2004 while the lien remains on the property. However, any principal payments made by the Company to the mortgage lender will reduce the balance owed to the seller. If the lien remains outstanding for all of 2004, the total amount of interest the Company will be required to pay is approximately $300,000. By the end of 2004, the Company will either fully pay the amount it owes to the seller and have the mortgage lien released, or assume the mortgage lien or repay the mortgage, which in both instances will be fully offset by a reduction in the amount owed to the seller.

3.       INVESTMENTS

         At December 31, 2003, the Company's investments consisted of fixed income securities issued by the U.S. government and its agencies, which were classified as available for sale and recorded at an aggregate fair value of $88,519,000. At December 31, 2003, these investments had an aggregate amortized cost of $88,503,000 and the Company had recognized gross unrealized gains of $16,000 for these securities. All of the Company's investments mature in one year or less. The Company did not own any investments at December 31, 2002.

4.       REAL ESTATE

         A summary of real estate by project is as follows (in thousands):

                                                        December 31,
                                                  -------------------------
                                                  2003               2002
                                                  ----               ----

                   Otay Ranch                    $21,555            $23,856
                   San Elijo Hills                 9,664              6,023
                   Rampage Vineyard                6,393               --
                   Paradise Valley                 --                 1,229
                                                 -------            -------

                     Total                       $37,612            $31,108
                                                 =======            =======


         Interest totaling $1,386,000 and $224,000, related to the San Elijo Hills project, was incurred and capitalized in real estate during 2003 and 2002, respectively. All of the San Elijo Hills project land is pledged as collateral for the notes payable to trust deed holders described in Note 6, below.

         During 2003, the Company disposed of all of its remaining interest in Paradise Valley for net cash proceeds of $2,900,000, and recognized pre-tax income of $1,500,000, net of $300,000 allocated to the minority interest.

5.       NOTE RECEIVABLE

         In December 2002, CDS sold 92 residential sites at the San Elijo Hills project to a home builder for net proceeds of $23,657,000, consisting of cash of $17,091,000 and a non-interest bearing note receivable in the amount of $6,566,000, due upon the completion of certain improvements to the property, but not to exceed one year. The note was paid in full during 2003.

6.       INDEBTEDNESS

         As of August 14, 1998, the Company and Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia, entered into an Amended and Restated Loan Agreement pursuant to which the Company and LFC amended the original loan agreement dated July 3, 1995 and restructured the Company's outstanding 12% Secured Convertible Note due 2003 ("Convertible Note") held by LFC. The restructured note dated August 14, 1998 (the "Restructured Note") has a principal amount of $26,462,000, extended the maturity date from July 3, 2003 to December 31, 2004, reduced the interest rate from 12% to 6% and eliminated the convertibility feature of the Convertible Note. The Restructured Note is collateralized by a security interest in substantially all assets of the borrower, whether now owned or hereafter acquired. No principal payments are due under the Restructured Note until its maturity date. On October 9, 2002, the maturity date of this note was extended from December 31, 2004 to December 31, 2007 and the interest rate was increased to 9% for 2005, 10% for 2006 and 11% for 2007. The effective interest rate for the year ended December 31, 2003 was 11.1%, after giving effect to the amortization of the discount on the note. In connection with these amendments, in 2002, the Company paid LFC a $250,000 fee.

         As a result of the restructuring of the Convertible Note, the Restructured Note was recorded at fair value and the approximate $7,015,000 difference between the fair value of the Restructured Note and the carrying value of the Convertible Note was reflected as additional paid-in capital. The Company has been amortizing this difference as interest expense based on a retirement date of December 31, 2005 using the interest method. Approximately $1,100,000, $1,100,000 and $1,000,000 were amortized to interest expense during 2003, 2002 and 2001, respectively. Additional interest of approximately $1,600,000 was expensed and paid during each of the years in the three year period ended December 31, 2003.

         On March 3, 2004, the Board determined to prepay the Restructured Note in full. The Company expects to repay the note in late March 2004, using its available cash. Since the note is reflected in the December 31, 2003 consolidated balance sheet net of a discount of $1,746,000, the entire discount will be reflected as an expense in the Company's 2004 consolidated statement of operations.

         In March 2001, the Company entered into an unsecured $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, although LFC had the right to terminate the line of credit on an annual basis. On October 9, 2002, the line of credit was increased from $3,000,000 to $10,000,000 and LFC's ability to terminate the line of credit prior to maturity was removed, unless the Company is in default. At December 31, 2003 and 2002, no amounts were outstanding under this facility. There was no interest expense for the line of credit during the year ended December 31, 2003. Interest expense includes approximately $72,000 and $24,000 for the line of credit during the years ended December 31, 2002 and 2001, respectively.

         Notes payable to trust deed holders consist of non-recourse promissory notes that mature on December 31, 2010, are non-interest bearing and are collateralized by the San Elijo Hills project land. When a portion of the San Elijo Hills project is sold, a specified amount is required to be paid to the note holder in order to obtain a release of their security interest in the land. Such amount is specified in the note agreements and takes into consideration prior note payments. In addition, depending upon the amount of payments made to release their security interest for prior sales, the notes may require minimum annual payments. The minimum annual payments are currently $269,000 for annual periods subsequent to 2003. The sum of all payments made under these notes, whether denominated as interest, principal or otherwise, cannot exceed approximately $42,100,000. As of December 31, 2003, $25,900,000 had been paid.

         The notes payable to trust deed holders were recorded at fair value at the date of acquisition of CDS, based on the estimated future payments discounted at 6.5%. The activity for the year ended December 31, 2003 and for the period from October 21, 2002 through December 31, 2002 is as follows (in thousands):

                                                    2003             2002
                                                    ----              ----

          Beginning balance                       $16,704          $17,560
          Principal payments                       (3,242)            (895)
          Interest added to principal                 118               39
                                                  -------          -------
          Ending balance                          $13,580          $16,704
                                                  =======          =======

         At the end of each reporting period, the carrying amounts of the notes are compared to the most recent estimate of future payments. The difference is amortized prospectively using the effective interest rate method. The effective interest rate for the year ended December 31, 2003 and for the period from the date of acquisition through December 31, 2002 was 9.3% and 6.5%, respectively. Effective January 1, 2004, the effective interest rate was 12.5%. Based on the Company's cash flow forecast, the expected payments to the trust deed holders that will be allocated to principal are as follows (in thousands): 2004 - $4,639; 2005 - $8,143; 2006 - $0 and 2007 - $798.

7.       MINORITY INTEREST

         Through its ownership of CDS, the Company owns 80% of the common stock of CDS Devco, Inc. ("Devco"), which in turns owns 85% of the common stock of San Elijo Ranch, Inc., ("SERI"). Pursuant to a stockholders' agreement with the holder of the minority interest in Devco, the Company is entitled to a 15% return on all funds advanced to Devco, compounded annually, plus the return of its capital, prior to the payment of any amounts to the minority shareholder. Once those amounts are paid, the minority shareholder is entitled to 20% of future cash flows, if any, distributed to shareholders. Pursuant to a stockholders' agreement with the holders of the minority interests in SERI, Devco loans funds to SERI and charges a 12% annual rate. Once this loan is fully repaid, the minority shareholders of SERI are entitled to 15% of future cash flows, if any, distributed to shareholders. As of December 31, 2003, approximately $13,100,000 has been accrued for the Devco and SERI minority interests.

         In January 2004, a dividend of $50,000,000 was paid by the Company's subsidiary that owns the San Elijo Hills project, of which $40,500,000 was ultimately received by the Company and the balance was paid to the minority interests. As a result, all amounts advanced to the project were repaid and the preferred return due at the time the dividend was paid was fully satisfied.

         As of December 31, 2002, approximately $11,700,000 had been accrued with respect to Leucadia's preferred capital interest and cumulative preferred return relating to Otay Land Company, as discussed in Note 13, below. In 2003, Otay Land Company paid approximately $12,900,000 to Leucadia to fully redeem its preferred capital interest and preferred return.

8.       STOCK INCENTIVE PLANS

         Under the Company's 1999 Stock Incentive Plan (the "Plan"), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year. Pursuant to the plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held. In July 2003, following shareholder approval, the Plan was amended to, among other things, increase to 200,000 the number of shares of common stock that would be available under the Plan for issuance pursuant to stock options, restricted stock or stock appreciation rights once the reverse/forward stock split was effected. The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant. Options generally become exercisable in five equal instalments starting one year from the date of grant. No stock appreciation rights have been granted. During 2000, 25,000 shares of restricted common stock were issued to eligible participants, subject to certain forfeiture provisions. In connection with this issuance of restricted stock, the Company recorded deferred compensation of $188,000 representing the value of stock on the date of issuance based upon market price. This amount was amortized over the three year vesting period of the restricted stock. In addition, during 2000, options to purchase an aggregate of 2,500 shares of Common Stock were granted to non-employees at an exercise price of $7.50 per share (market price). In connection with this issuance, the Company recorded deferred compensation of $18,000 based upon the estimated fair value of these options at the time of grant, using the modified Black-Scholes model. This amount is being amortized over the five year vesting period of the options.

         A summary of activity with respect to the Company's stock options for employees and directors for 2003, 2002 and 2001 is as follows:

                                                        Common           Weighted                            Available
                                                        Shares           Average          Options           for Future
                                                       Subject to        Exercise        Exercisable         Option
                                                        Option            Price          at Year-End         Grants
                                                        ------            -----          -----------         ------
Balance at January 1, 2001                              16,100            $ 7.50               0             56,400
                                                                                          ======             ======
     Granted                                               600            $ 9.30
     Exercised                                             (25)           $ 7.00
                                                        ------

Balance at December 31, 2001                            16,675           $  7.50           3,225             55,800
                                                                                          ======             ======
   Granted                                                 600           $  9.50
   Exercised                                               (50)          $  8.15
                                                        ------

Balance at December 31, 2002                            17,225           $  7.60           6,575             55,200
                                                                                          ======             ======
   Granted                                                 600           $ 27.40
   Exercised                                               (75)          $  8.60
                                                        ------

Balance at December 31, 2003                            17,750           $  8.28          10,050            199,400
                                                        ======                            ======            =======

         The weighted-average fair value of the options granted was $17.21 per share for 2003, $6.50 per share for 2002 and $7.30 per share for 2001 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 86.1% for 2003, 95.5% for 2002 and 117.7% for 2001; (2) risk-free interest rate of 2.3% for 2003, 3.5% for 2002 and 4.8% for 2001; (3) expected lives of 4.0 years for all years; and (4) dividend yield of 0% for all years.

          The following table summarizes information about fixed stock options outstanding at December 31, 2003.

                                          Options Outstanding                           Options Exercisable
                             -----------------------------------------------------    -------------------------
                               Common          Weighted              Weighted           Common        Weighted
                                Shares          Average              Average             Shares       Average
   Range of                   Subject to       Remaining             Exercise          Subject to     Exercise
Exercise Prices                Option       Contractual Life          Price             Option         Price
---------------                ------       ----------------          -----             ------         -----

 $7.00 - $9.50                17,150           2.2 years             $  7.61            10,050         $7.55
 $27.40                          600           4.5 years              $27.40              --           $ --



         In 2000, under the Company's 2000 Stock Incentive Plan (the "2000 Plan"), the Company granted to two key employees options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $6.10 per share, the then current market price per share. No additional options are available to be granted under the 2000 Plan. These options were subject to forfeiture provisions if performance criteria were not met by April 27, 2003. Upon the closing of a sale at Otay Land Company in April 2003, the options were no longer subject to forfeiture. As a result, the Company expensed the remaining deferred compensation related to the performance options of approximately $600,000 in 2003.

9.       OTHER RESULTS OF OPERATIONS

         Other income for each of the three years in the period ended December 31, 2003, consists of the following (in thousands):

                                                      2003              2002           2001
                                                      ----              ----           ----

Interest income                                      $   883            $   96         $   21
Proceeds from settlements                                346               --             --
Easement fees                                            172               --             --
Reimbursement for fees and improvements
   for previously sold property                          198               --             678
Gain (loss) on sale of fixed assets                     --                 113             (5)
Rental income from Leucadia                               72                21           --
Other                                                     35                81              5
                                                     -------            ------         ------
   Total                                             $ 1,706            $  311         $  699
                                                     =======            ======         ======


         Advertising costs were $966,000, $159,000 and $41,000 for 2003, 2002 and 2001, respectively.

10.      INCOME TAXES

         The (provision) benefit for income taxes for each of the three years in the period ended December 31, 2003 was as follows (in thousands):

                                                       2003              2002           2001
                                                       ----              ----           ----

State income taxes - current                       $   (8,977)         $  (471)        $  (172)
Federal income taxes - current                         (2,239)             455            (495)
Federal income taxes - deferred                        (2,963)            (363)           --
                                                   ----------          -------         -------
                                                   $  (14,179)         $  (379)        $  (667)
                                                   ==========          =======         =======


         Current income taxes for all years principally relate to federal alternative minimum tax and state income tax. The December 31, 2002 income taxes payable balance includes approximately $2,600,000 due to Leucadia, which was paid in 2003, related to CDS's tax sharing agreement with Leucadia for periods prior to the Company's acquisition.

         The table below reconciles the expected statutory federal income tax to the actual income tax (provision) benefit (in thousands):

                                                      2003               2002            2001
                                                      ----               ----            ----

Expected federal income tax                         $ (34,796)        $  3,149         $  (102)
State income taxes, net of federal income
   tax benefit                                         (5,835)            (306)           (112)
Federal alternative minimum tax refund
   (payment)                                             --                455            (495)
Otay Land Company taxable income
   allocated to Leucadia                                  429            1,024             221
(Increase) decrease in valuation allowance             26,065           (4,701)            --
Other                                                     (42)            --              (179)
                                                    ---------         --------         -------
Actual income tax (provision)                       $ (14,179)        $   (379)        $  (667)
                                                    =========         ========         =======

         The Company and its wholly-owned subsidiaries have net operating loss carryforwards ("NOLs") available for federal income tax purposes of $168,600,000 as of December 31, 2003. The NOLs were generated during 1991 to 1999 and expire in 2006 to 2019 as follows (in thousands):

                      Year of Expiration             Loss Carryforwards
                      ------------------             ------------------
                             2004                      $     --
                             2005                            --
                             2006                         104,570
                             2007                           8,045
                             2008                           9,361
                          Thereafter                       46,586
                                                       ----------
                                                       $  168,562
                                                       ==========


         These NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, the Company will pay federal income tax at a rate of 20% during future periods (resulting in additional minimum tax credit carryovers), until such time as all of its NOLs are used or expire and all minimum tax credit carryovers are used. Alternative minimum tax credit carryovers have no expiration date.

         At December 31, 2003 and 2002 the net deferred tax asset consisted of the following (in thousands):

                                                          2003                 2002
                                                          ----                 ----

                        NOL carryforwards              $  59,013            $  84,368
                        Land basis                         9,153               14,877
                        Minimum tax credit carryovers      2,239                 --
                        Other, net                         6,453                7,928
                                                       ---------            ---------
                                                          76,858              107,173
                        Valuation allowance              (35,086)             (62,431)
                                                       ---------            ---------
                                                       $  41,772            $  44,742
                                                       =========            =========



         The valuation allowance has been provided on the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset. The decrease in the valuation allowance primarily results from the recognition of additional tax benefits for the expected use of all of the NOLs. During the year ended December 31, 2003, as a result of an increase in the Company's estimate of future taxable income and actual income in 2003 that exceeded its earlier estimate, it reduced its income tax valuation allowance to recognize additional benefits from its net operating loss carryforwards and recorded a credit to its income tax provision of $26,065,000.

         The calculation of the valuation allowance recognizes that the Company's NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%. When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which can be used to reduce its future federal income tax rate once it has used all of its NOLs. Assuming the Company realizes its projected taxable income in the future and fully utilizes its NOLs, it will have approximately $35,000,000 of minimum tax credit carryovers to reduce future federal income taxes payable. However, the minimum tax credit carryovers are only able to reduce the Company's federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $230,000,000 of taxable income above its current estimate to fully use them. As a result, the Company has reserved for substantially all of this benefit in its valuation allowance.

11.      EARNINGS PER SHARE

         Income (loss) per share of common stock was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic earnings (loss) per share amounts was 8,155,111, 6,168,891, and 5,680,790 for 2003, 2002 and 2001, respectively. The number of shares used to calculate diluted earnings (loss) per share was 8,238,164, 6,168,891 and 5,680,790, respectively. Options to purchase 42,135 and 35,984 weighted average shares for 2002 and 2001, respectively, were not included in the computation of diluted loss per share as those options were antidilutive.

12.      COMMITMENTS AND CONTINGENCIES

         Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia. This lease will expire in February 2005, subject to an option to extend for an additional four years. In 2002, the base rent, which escalates 4% each year, was approximately $240,000. Effective October 21, 2002, as a result of the acquisition of CDS, the Company has recorded sublease income from Leucadia for a monthly amount equal to Leucadia's share of the Company's cost for such space and furniture, and reflected such amounts in other income. Such amount aggregated $72,000 in 2003 and $21,000 for the period from October 21, 2002 to December 31, 2002. Rental expense (net of sublease income) was $209,000, $227,000 and $246,000 for 2003, 2002 and 2001, respectively.

         In connection with the development of San Elijo Hills, CDS has provided a letter of credit in the amount of $273,000 which expires in 2004. The letter of credit is collateralized by a certificate of deposit in the same amount, which is reflected in restricted cash in the consolidated balance sheet.

         As described more fully in Note 2, the Company has posted a cash collateralized $4,300,000 letter of credit in connection with the acquisition of the Rampage property. The letter of credit expires in 2004. The cash collateral, which at December 31, 2003 totaled $4,300,000, is included in restricted cash in the consolidated balance sheet.

         An owner of adjacent property has claimed that he has options to purchase approximately 600 acres of the Rampage property for approximately $4,900,000. The Company is currently evaluating the merits of this claim and how it will proceed.

         The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (The "City") prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of CDS and its subsidiaries both before and after the acquisition of CDS by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of CDS's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2003, the amount of outstanding bonds was approximately $31,700,000.

         Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies ("Kemper"). The policy covered a thirteen-year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies. Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not formally in liquidation or under the supervision of insurance regulators, it is uncertain whether they will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are insolvent, whether state insurance guaranty funds would be available to pay the claim. The Company has investigated replacing the coverage supplied by Kemper with a new insurance company; however, the Company has not found coverage equal to that provided by Kemper and premium rates have increased significantly. At this time the Company has not yet determined whether it needs to obtain replacement insurance, and if it determines to do so, whether it will be able to acquire insurance that is economically acceptable, if at all, or whether such insurance will cover past occurrences at the San Elijo Hills project.

         The Company is subject to various litigation which arise in the course of its business. Based on discussions with counsel, management is of the opinion that such litigation is not likely to have any material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

13.      OTHER RELATED PARTY TRANSACTIONS

         The Company has entered into the following related party transactions with Leucadia and LFC not otherwise described in these Notes to Consolidated Financial Statements.

         (a) Development Management Agreement. In August 1998, the Company entered into a development management agreement with an indirect subsidiary of Leucadia that owned certain real property located in the city of San Marcos, County of San Diego, California, to develop the San Elijo Hills project. The development management agreement provided that the Company would act as the development manager with responsibility for the overall management of the project, including arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement also provided that the Company would participate in the net profits of the project through the payment of a success fee and fee income for field overhead, management and marketing services based on the revenues derived from the project. As a result of the acquisition of CDS on October 21, 2002, the Company acquired this indirect subsidiary of Leucadia. Subsequently, the development management agreement was amended to eliminate the success fee provisions. While development management fees have continued to be a source of liquidity for the parent company since the acquisition of CDS, they are no longer reflected in the consolidated statements of operations since they are intercompany payments from a subsidiary and are eliminated in consolidation.

         (b) Otay Land Company, LLC. In October 1998, the Company and Leucadia formed Otay Land Company to purchase approximately 4,850 acres of land, which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch. Otay Land Company acquired this land for $19,500,000. When Otay Land Company was formed, Leucadia contributed $10,000,000 as a preferred capital interest, and the Company contributed all other funds as non-preferred capital. The Company is the managing member of Otay Land Company. In 2003, Otay Land Company paid approximately $12,900,000 due to Leucadia to fully redeem the preferred capital interest and preferred return. All future proceeds from this project will be distributable solely to the Company.

         (c) Administrative Services Agreement. Pursuant to administrative services agreements, LFC provides administrative services to the Company through December 31, 2004, including providing the services of one of the Company's executive officers. Administrative fees paid to LFC were $120,000 in 2003 and 2002 and $107,000 in 2001.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's material financial instruments include cash and cash equivalents, certificate of deposits, investments available for sale, and notes payable. In all cases, the carrying amounts of such financial instruments approximate their fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques.

15. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                                                    First             Second            Third          Fourth
                                                   Quarter           Quarter           Quarter        Quarter
                                                   -------           -------           -------        -------
                                                           (In thousands, except per share amounts)

2003:
Sales of real estate                             $    7,016         $   78,444         $   29,667     $ 31,901
                                                 ==========         ==========         ==========     ========
Co-op marketing and advertising fees             $      380         $      203         $      249     $    425
                                                 ==========         ==========         ==========     ========
Cost of sales                                    $    2,340         $   14,792         $    8,002     $ 10,374
                                                 ==========         ==========         ==========     ========
Income from operations                           $    2,565         $   60,524         $   18,184     $ 16,437
                                                 ==========         ==========         ==========     ========
Net income (a)                                   $    1,245         $   33,743         $    8,325     $ 30,763
                                                 ==========         ==========         ==========     ========
Basic income per share (a)                       $     0.15         $     4.14         $     1.02     $   3.77
                                                 ==========         ==========         ==========     ========
Diluted income per share (a)                     $     0.15         $     4.10         $     1.01     $   3.73
                                                 ==========         ==========         ==========     ========

2002:
Sales of real estate                             $    --            $    4,285         $   --         $  4,974
                                                 ==========         ==========         ==========     ========
Co-op marketing and advertising fees             $      470         $      426         $      600     $    446
                                                 ==========         ==========         ==========     ========
Development management fee income
  from San Elijo Hills                           $    --            $    1,553         $       57     $   --
                                                 ==========         ==========         ==========     ========
Income from options on real estate
  properties                                     $      180         $      120         $   --         $   --
                                                 ==========         ==========         ==========     ========
Cost of sales                                    $    --            $      809         $   --         $  2,006
                                                 ==========         ==========         ==========     ========
Income (loss) from operations (b)                $   (1,156)        $    3,750         $  (12,513)    $    612
                                                 ==========         ==========         ==========     ========
Net income (loss) (b)                            $   (1,296)        $    3,101         $  (12,342)    $   (549)
                                                 ==========         ==========         ==========     ========
Basic income (loss) per share (c)                $    (0.23)        $     0.55         $    (2.17)    $  (0.07)
                                                 ==========         ==========         ==========     ========

Diluted income (loss) per share (c)              $    (0.23)        $     0.54         $    (2.17)    $  (0.07)
                                                 ==========         ==========         ==========     ========


(a) The fourth quarter of 2003 reflects a reduction to the income tax provision of $26,065,000, resulting from a decrease to the valuation allowance for deferred tax assets, in order to recognize additional tax benefits for the expected use of NOLs.

(b) During the third quarter of 2002, the Company recorded a provision of $11,200,000 relating to environmental remediation.

(c) In 2002, the total of quarterly per share amounts does not equal the annual per share amount because of changes in outstanding shares during the year.