Form 10-K/A
period 2003-12-31
HOMEFED CORP
filed 2004-04-27
CIK 833795

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

                         Commission file number 1-10153

                               HOMEFED CORPORATION
               (Exact name of registrant as specified in charter)

                Delaware                              33-0304982
     ------------------------------             ---------------------
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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                    ---     ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE
           None.

================================================================================

                                EXPLANATORY NOTE

           This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of HomeFed Corporation (the "Company") for the fiscal year ended December 31, 2003.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.
-------    --------------------------------------------------

           As of March 22, 2004, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:


Name                                Age         Position with the Company             Office Held Since
----                                ---         -------------------------             -----------------

Paul J. Borden                      55          Director and President                May 1998

Curt R. Noland                      47          Vice President                        October 1998

Erin N. Ruhe                        38          Vice President, Treasurer and         Vice President since April 2000;
                                                Controller                            Treasurer since March 2004;
                                                                                      Controller since January 1999
Patrick D. Bienvenue                49          Director                              August 1998

Timothy M. Considine                63          Director                              January 1992

Ian M. Cumming                      63          Director                              May 1999

Michael A. Lobatz                   55          Director                              February 1995

Joseph S. Steinberg                 60          Chairman of the Board and Director    Chairman of the Board since
                                                                                      December 1999; Director since
                                                                                      August 1998

           The officers serve at the pleasure of the board of directors of the Company.

           The recent business experience of our executive officers and directors is summarized as follows:

           Paul J. Borden. Mr. Borden has served as a director and President of the Company since May 1998. Mr. Borden had been a Vice President of Leucadia National Corporation (together with its subsidiaries, "Leucadia") from August 1988 through October 2000, responsible for overseeing many of Leucadia's real estate investments.

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

           Erin N. Ruhe. Ms. Ruhe has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by the Company as Controller since January 1999. Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

           Patrick D. Bienvenue. Mr. Bienvenue has served as a director of the Company since August 1998. Since January 1996, Mr. Bienvenue has served in a variety of executive capacities with real estate related subsidiaries of Leucadia and, from 1992 until December 1995, was President and Chief Executive Officer of Torwest Inc., a privately held property development and investment company.

           Timothy M. Considine. Mr. Considine has served as a director of the Company since January 1992, serving as Chairman of the Board from 1992 to December 1999, and is employed by Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1969 to 2002.

           Ian M. Cumming. Mr. Cumming has served as a director of the Company since May 1999. He has been a director and Chairman of the Board of Leucadia since June 1978 and a director and Chairman of the Board of The FINOVA Group Inc. ("FINOVA"), a middle market lender in which Leucadia has an indirect 25% equity interest, since August 2001. In addition, he has served as a director since June 1995 of MK Gold Company ("MK Gold"), an international mining company that is a subsidiary of Leucadia. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986.

           Michael A. Lobatz. Dr. Lobatz has served as a director of the Company since February 1995 and has been a practicing physician in San Diego, California since 1981.

           Joseph S. Steinberg. Mr. Steinberg has served as a director of the Company since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978. In addition, he has served as a director of MK Gold since June 1995, Jordan Industries Inc., a public company that owns and manages manufacturing companies, of which approximately 10.1% of the common stock is beneficially owned by Leucadia, since June 1988, FINOVA since August 2001 and White Mountains Insurance Group, Ltd., a publicly traded insurance holding company in which Leucadia has a less than 5% equity interest, since June 2001.

                                 AUDIT COMMITTEE

           The Board of Directors has a standing Audit Committee. The Board of Directors has adopted a charter for the Audit Committee, which is filed as an exhibit to this Report. The Audit Committee consists of Messrs. Considine (Chairman) and Lobatz. Applying the Nasdaq criteria, the Board has determined that each of Messrs. Considine and Lobatz is independent. In addition, the Board has determined that Mr. Considine is qualified as an audit committee financial expert within the meaning of regulations of the Securities and Exchange Commission.

                                CODE OF PRACTICE

           The Company has a Code of Business Practice, which is applicable to all directors, officers and employees of the Company, and includes a Code of Practice applicable to the Company's principal executive officers and senior financial officers. Both the Code of Business Practice and the Code of Practice are available without charge upon request. Requests should be addressed to Corporate Secretary, HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008. The Company intends to file with the Securities and Exchange Commission amendments to or waivers from our Code of Practice applicable to our principal executive officers and senior financial officers.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 2003, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11.   Executive Compensation.
-------    ----------------------

                           SUMMARY COMPENSATION TABLE

           Set forth below is certain information with respect to the cash compensation paid by the Company for services in all capacities to the Company and its subsidiaries during the years ended 2003, 2002 and 2001 to (i) the Company's President and chief executive officer, Paul J. Borden, and (ii) the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during these periods.

                                                                                      Long-term
                                              Annual Compensation                   Compensation
                              ---------------------------------------------------- ----------------

 Name and Principal                                                                  Options          All Other
     Position(s)             Year              Salary                Bonus        (# of shares)    Compensation (2)
 -----------------           ----              ------                -----        -------------    ----------------
Paul J. Borden,               2003        $    232,635(1)       $  1,006,619             100           $     8,000
President                     2002             226,189(1)            231,426             100                 8,000
                              2001             222,000(1)            330,265             100                 6,800

Curt R. Noland,               2003        $    113,620          $    603,409              --           $     8,000
Vice President                2002             110,318               153,309              --                 7,545
                              2001             108,159                78,245              --                 6,800

Erin N. Ruhe,                 2003        $     78,805          $    302,364              --           $     6,247
Vice President and            2002              76,493                77,295              --                 5,552
Controller                    2001              75,009                62,250              --                 5,490

R. Randy Goodson,             2003        $    187,278          $    305,618              --           $     8,000
Vice President (3)            2002             183,611                80,508              --                 8,000
                              2001             180,000                80,400              --                    --

Simon G. Malk,                2003        $    113,308          $    303,399              --           $     7,668
Vice President (3)            2002             110,005                78,300              --                 7,532
                              2001              90,000                77,700              --                 3,708


(1) Included for each of 2003, 2002 and 2001 are $12,000 in directors fees Mr. Borden received from the Company.

(2) Represents the contribution made by the Company to a defined contribution 401(k) plan on behalf of the named person.

(3)  In March 2004, Messrs. Goodson and Malk resigned from the Company.

                              OPTION GRANTS IN 2003

           The following table shows all grants of options to the named executive officers of the Company in 2003.

                                                                                             Potential Realizable Value
                                                                                              At Assumed Annual Rates
                                                                                          of Stock Price Appreciation for
                                                  Individual Grants                              Option Term (2)
                    -----------------------------------------------------------------    ----------------------------------
                    Securities         % of Total
                    Underlying           Options
                     Options           Granted to       Exercise
                     Granted            Employees         Price
Name              (# of shares)          in 2003        ($/share)    Expiration Date        5%($)             10%($)
----              -------------       -------------     ---------    ----------------       -----             ------
Paul J. Borden        100 (1)            100.0%          $27.40           7/9/08             $757             $1,673



--------------
(1) The options were granted pursuant to the Company's 1999 Stock Incentive Plan to all Directors of the Company at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. The grant date of the options is July 9, 2003. These options become exercisable at the rate of 25% per year commencing one year after the date of grant.

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

                     AGGREGATE OPTION EXERCISES IN 2003 AND
                         OPTION VALUES AT YEAR END 2003

                     The following table provides information as to options exercised by each of the named executives in 2003 and the value of options held by such executives at year end measured in terms of the last reported sale price for the Common Stock on December 31, 2003, $29.00.


                                                                      Number of                 Value of
                                                                    Unexercised          Unexercised In-the-
                                                                     Options at            Money Options at
                                                                 December 31, 2003        December 31, 2003
                                                                 -----------------        -----------------
                             Number of shares
                                Underlying          Value           Exercisable/             Exercisable/
Name                        Options Exercised      Realized        Unexercisable            Unexercisable
----                        -----------------      --------        -------------            -------------
Paul J. Borden                      --                --             3,150/2,250       $      67,623/$46,158
Curt R. Noland                      --                --             1,500/1,000       $      32,250/$21,500
Erin N. Ruhe                        --                --             1,500/1,000       $      32,250/$21,500
R. Randy Goodson (a)                --                --              65,975/650       $   1,509,463/$13,975
Simon G. Malk (a)                   --                --              35,525/350       $      812,788/$7,525


--------------------

(a) In March 2004, Messrs. Goodson and Malk resigned. Prior to their resignations, Mr. Goodson exercised 66,300 options and 325 options were forfeited and Mr. Malk exercised 35,700 options and 175 options were forfeited.

                            COMPENSATION OF DIRECTORS

           In 2003, each Director received a retainer of $12,000 for serving on the Board of Directors. In addition, Mr. Considine was paid $16,000 for serving as Chairman of the Audit Committee, and Mr. Lobatz was paid $12,000 for serving on the Audit Committee. In addition, under the terms of the Company's 1999 Stock Incentive Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders of the Company is held each year. The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
-------    --------------------------------------------------------------

           Set forth below is certain information as of March 22, 2004 with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities Exchange act of 1934, as amended, of Common Stock by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock (the Company's only class of voting securities), (ii) each Director, (iii) the current executive officers named in the Summary Compensation Table under "Executive Compensation," (iv) the Steinberg Children Trusts and private charitable foundations established by Mr. Cumming and Mr. Steinberg and (v) all executive officers and Directors of the Company as a group.

                                                                       Number of Shares
Name and Address                                                       and Nature of               Percent
of Beneficial Owner                                                    Beneficial Ownership        of Class
-------------------                                                    --------------------        --------
Leucadia National Corporation ...................................      2,474,226   (a)               30.0%
Patrick D. Bienvenue.............................................          1,150   (b)                   *
Paul J. Borden...................................................          5,728   (c)                   *
Timothy M. Considine.............................................          1,650   (d)                   *
Ian M. Cumming...................................................        773,309   (e)(f)             9.4%
Michael A. Lobatz................................................          1,150   (b)                   *
Curt R. Noland...................................................          4,500   (g)                   *
Erin N. Ruhe.....................................................          4,500   (g)                   *
Joseph S. Steinberg..............................................        719,977   (f)(h)             8.7%
The Steinberg Children Trusts....................................         89,325   (i)                1.1%
Cumming Foundation...............................................          7,329   (j)                   *
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust.......................................          2,381   (k)                   *
All Directors and executive officers
   as a group (8 persons)........................................      1,511,964   (l)               18.3%


-------------------

*  Less than .1%.

(a) The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b) Includes 150 common shares that may be acquired upon the exercise of currently exercisable stock options.

(c) Includes 4,150 common shares that may be acquired upon the exercise of currently exercisable stock options.

(d) Includes 500 shares held by the Seeseeanoh Inc. Retirement Plan. Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California. Also includes 1,150 shares held by The Considine Family 1981 Trust, of which Mr. Considine and his wife are trustees.

(e) Includes (i) 9,530 shares of Common Stock (.1%) beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner and (ii)150 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Cumming may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares. See Item 13, "Certain Relationships and Related Transactions."

(f) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company. The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(g) Includes 2,000 common shares that may be acquired upon the exercise of currently exercisable stock options.

(h) Includes (i) 3,676 shares of Common Stock (less than .1%) beneficially owned by Mr. Steinberg's wife and daughter as to which Mr. Steinberg may be deemed to be the beneficial owner and (ii) 150 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Steinberg may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares. See Item 13, "Certain Relationships and Related Transactions."

(i) Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the Steinberg Children Trusts.

(j) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of the Common Stock held by the foundation.

(k) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the trust.

(l) Includes 8,750 shares of Common Stock that may be acquired upon the exercise of currently exercisable stock options.

           As of March 22, 2004, Cede & Co. held of record 4,634,583 shares of Common Stock (approximately 56.1% of the total Common Stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

                      EQUITY COMPENSATION PLAN INFORMATION

           The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2003. All outstanding awards relate to the Company's Common Stock.

                                                                                                     Number of securities
                                                                                                      remaining available
                                                                                                      for future issuance
                                     Number of Securities                 Weighted-average               under equity
                                      to be issued upon                  exercise price of            compensation plans
                               exercise of outstanding options,         outstanding options,         (excluding securities
                                     warrants and rights                warrants and rights        reflected in column (a))
Plan Category                                (a)                                (b)                           (c)
----------------------        ----------------------------------        --------------------       -------------------------
Equity compensation                            120,250                      $      6.45                     199,400
  plans approved by
  security holders

Equity compensation
  plans not approved
  by security holders                              -                                -                           -
                                       ---------------                      -----------                 -----------

Total                                          120,250                      $      6.45                     199,400
                                       ===============                      ===========                 ===========


Item 13.   Certain Relationships and Related Transactions.
-------    ----------------------------------------------

           In 1999, Leucadia distributed all of the Company's Common Stock that it owned to shareholders of Leucadia. As a result, at March 22, 2004, Joseph S. Steinberg, Chairman of the Board of the Company, and Ian M. Cumming, a director of the Company, together with their respective family members (excluding trusts for the benefit of Mr. Steinberg's children) beneficially owned approximately 8.7% and 9.4%, respectively, of the Company's outstanding Common Stock, before consideration of the Common Stock owned by Leucadia. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At March 22, 2004, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding trusts for the benefit of Mr. Steinberg's children) approximately 12.9% and 13.2%, respectively, of Leucadia's outstanding common shares. In addition to their ownership of the Company's Common Stock (directly and through family members), as a result of their beneficial ownership of Leucadia common shares, Messrs. Cumming and Steinberg each may be deemed to be the beneficial owner of the shares of the Company's Common Stock beneficially owned by Leucadia.

           Set forth below is information concerning agreements or relationships between the Company and Leucadia and its subsidiaries.

ACQUISITION OF CDS HOLDING CORPORATION

           In October 2002, the Company purchased from Leucadia all of the issued and outstanding shares of capital stock of CDS Holding Corporation ("CDS"), which through its majority-owned subsidiaries is the owner of the San Elijo Hills project. The $25,000,000 purchase price consisted of $1,000,000 in cash and 2,474,226 shares of the Company's common stock, representing approximately 30% of the Company's outstanding shares. Since August 1998, the Company has been the development manager for this project. The development management agreement provided that the Company would receive development management fees for the field overhead, management and marketing services it provides, based on the revenues of the project. In addition, the Company had the right to receive a substantial portion of CDS's share of the project's net cash flow through the success fee arrangement. No success fee had been paid prior to the Company's acquisition of CDS. After the acquisition of CDS, since the Company was both an indirect owner of the San Elijo Hills project and the holder of the rights to the success fee, the development management agreement was amended to eliminate the success fee provisions.

           Pursuant to an agreement with CDS and its subsidiaries, Leucadia has historically provided project improvement bonds which were required prior to the commencement of any project development. This agreement was not affected by the Company's acquisition of CDS, and Leucadia will continue to obtain these bonds on behalf of the project. Should these bonds be drawn upon, the Company would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2003, the amount of outstanding bonds was approximately $31,700,000.

LOAN AGREEMENTS

           Leucadia funded the Company's bankruptcy plan by purchasing Common Stock and a secured promissory note of the Company. As of December 31, 2003, the principal amount outstanding on the note was $26,462,000. The note is payable on December 31, 2007 and bears interest at 6% per year through 2004, 9% in 2005, 10% in 2006 and 11% in 2007. In 2003, the Company paid Leucadia $1,588,000 in interest. On March 26, 2004, the Company prepaid the Leucadia note in full.

           In March 2001, the Company entered into an unsecured $3,000,000 line of credit agreement with Leucadia. Loans outstanding under this line of credit bear interest at 10% per year; in 2003, the Company paid $38,000 in commitment fees and incurred no interest expense. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, although Leucadia had the right to terminate the line of credit on an annual basis. In October 2002, the line of credit was increased to $10,000,000 and Leucadia's ability to terminate the line of credit prior to maturity was removed, unless the Company is in default. As of March 22, 2004, no amounts were outstanding under this facility.

OTAY LAND COMPANY, LLC

           In October 1998, the Company and Leucadia formed Otay Land Company to purchase approximately 4,850 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master-planned community south of San Diego, California. Otay Land Company acquired this land for $19,500,000. When Otay Land Company was formed, Leucadia contributed $10,000,000 as a preferred capital interest. In 2003, the Company paid approximately $12,900,000 in redemption of Leucadia's preferred capital interest in Otay Land Company and in full satisfaction of the preferred return related thereto.

ADMINISTRATIVE SERVICES AGREEMENT

           Since emerging from bankruptcy in 1995, administrative services and accounting services have been provided to the Company by Leucadia. Under the current administrative services agreement, which extends through December 31, 2004, Leucadia provides services to the Company for a monthly fee of $10,000. Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company's Secretary, in addition to various administrative functions. Ms. Maki is an officer of subsidiaries of Leucadia. The cost of services provided by Leucadia during 2003 aggregated $120,000.

OFFICE SPACE

           The Company rents office space at its corporate headquarters and furnishings to Leucadia for a monthly rental equal to Leucadia's pro rata share of the Company's cost for such space and furnishings. In 2003, the rent paid by Leucadia to the Company totaled $72,000.

Item 14.   Principal Accounting Fees and Services.
-------    --------------------------------------

           The Audit Committee has adopted policies and procedures effective May 2003 for pre-approving all audit and non-audit work performed by the Company's independent auditor, PricewaterhouseCoopers LLP. Specifically, the Audit Committee has pre-approved certain specific categories of work and an annual amount for each category. For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the audit committee is required. The Audit Committee has delegated to the Committee chair the ability to pre-approve both general pre-approvals (where no specific, case-by-case approval is necessary) and specific pre-approvals. Any pre-approval decisions made by the Committee chair under this delegated authority will be reported to the full Audit Committee. All requests for services to be provided by PricewaterhouseCoopers LLP that do not require specific approval by the audit committee must be submitted to the Controller of the Company, who determines that such services are in fact within the scope of those services that have been pre-approved by the Audit Committee. The Controller reports to the Audit Committee periodically.

           The following table sets forth the aggregate fees incurred by us for the following periods relating to our independent accounting firm, PricewaterhouseCoopers LLP:

                                                 Fiscal Year Ended
                                                    December 31,
                                               ---------------------
                                                2003          2002
                                                ----          ----
       Audit Fees............................  $87,500      $76,100
       Audit Related Fees....................    4,000         -
                                               -------      -------
                                               $91,500      $76,100
                                               =======      =======

           In the table above, in accordance with the SEC's definitions and rules, "audit fees" are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company's consolidated financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; and "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and in 2003 consist of compliance with regulatory matters, including the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules. All such services were approved by the Audit Committee.

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

3.5 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (previously filed).

3.6 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (previously filed).

10.1 Security Agreement and Stock Pledge by and between HomeFed Corporation and Leucadia Financial Corporation dated as of July 3, 1995 (previously filed).

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

10.21 Tax Allocation Agreement between the Company and its subsidiaries dated as of November 1, 2002 (previously filed).

10.22 Amendment No. 1 to the First Amended and Restated Development Agreement and Owner Participation Agreement between the City of San Marcos, the San Marcos Redevelopment Agency and the San Elijo Hills Development Company, LLC dated as of February 11, 2004 (previously filed).

10.23 Amendment No. 6 dated as of December 31, 2003 to the Administrative Services Agreement dated as of March 1, 2000 (previously filed).

21        Subsidiaries of the Company (previously filed).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished).

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished).

99.1      The Company's Audit Committee Charter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOMEFED CORPORATION
                                           Registrant



                                           By: /s/ Erin N. Ruhe
                                              ----------------------------------
                                               Erin N. Ruhe
                                               Vice President, Treasurer and
                                               Controller

Dated:  April 23, 2004

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

Date:  April 23, 2004

                                                    /s/ Paul J. Borden
                                                    ----------------------------
                                                    Paul J. Borden
                                                    President

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

Date:  April 23, 2004


                                            /s/ Erin N. Ruhe
                                            ------------------------------------
                                            Erin N. Ruhe
                                            Vice President, Treasurer and
                                            Controller