Form 10-Q
period 2004-03-31
HOMEFED CORP
filed 2004-05-05
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

                             ----------------------

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

                                      YES    X              NO
                                          -------             ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 2004, there were 8,257,959 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Dollars in thousands, except par value)


                                                                                         March 31,            December 31,
                                                                                            2004                  2003
                                                                                        -----------           -----------
                                                                                        (Unaudited)

ASSETS
Real estate                                                                             $    34,497           $    37,612
Cash and cash equivalents                                                                    49,744                43,503
Restricted cash                                                                               3,952                 4,609
Investments-available for sale (aggregate cost of $62,248 and $88,503)                       62,249                88,519
Deposits and other assets                                                                     1,200                   995
Deferred income taxes                                                                        36,448                41,772
                                                                                        -----------           -----------
TOTAL                                                                                   $   188,090           $   217,010
                                                                                        ===========           ===========

LIABILITIES
Note payable to Leucadia Financial Corporation                                          $     --              $    24,716
Notes payable to trust deed holders                                                          12,747                13,580
Deferred revenue                                                                             48,880                53,491
Accounts payable and accrued liabilities                                                      6,826                10,985
Liability for environmental remediation                                                      10,412                10,785
Income taxes payable                                                                          6,846                   503
Other liabilities                                                                             4,420                13,509
                                                                                        -----------           -----------

       Total liabilities                                                                     90,131               127,569
                                                                                        -----------           -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                             7,203                13,111
                                                                                        -----------           -----------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,257,959 and 8,155,159 shares outstanding                                                    83                    82
Additional paid-in capital                                                                  381,176               380,545
Deferred compensation pursuant to stock incentive plans                                          (3)                   (4)
Accumulated other comprehensive income                                                            1                     9
Accumulated deficit                                                                        (290,501)             (304,302)
                                                                                        -----------           -----------

       Total stockholders' equity                                                            90,756                76,330
                                                                                        -----------           -----------

TOTAL                                                                                   $   188,090           $   217,010
                                                                                        ===========           ===========




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2004 and 2003
(In thousands, except per share amounts)
(Unaudited)


                                                                                   2004               2003
                                                                                   ----               ----

REVENUES
Sales of real estate                                                             $  43,406          $   7,016
Co-op marketing and advertising fees                                                   186                380
                                                                                 ---------          ---------
                                                                                    43,592              7,396
                                                                                 ---------          ---------

EXPENSES
Cost of sales                                                                        9,654              2,340
Interest expense                                                                       715                649
General and administrative expenses                                                  2,468              1,812
Administrative services fees to Leucadia Financial Corporation                          30                 30
                                                                                 ---------          ---------
                                                                                    12,867              4,831
                                                                                 ---------          ---------

Income from operations                                                              30,725              2,565

Other income (expense)                                                              (1,108)               406
                                                                                 ---------          ---------

Income before income taxes and minority interest                                    29,617              2,971
Income tax provision                                                               (12,245)            (1,252)
                                                                                 ---------          ---------

Income before minority interest                                                     17,372              1,719
Minority interest                                                                   (3,571)              (474)
                                                                                 ---------          ---------

Net income                                                                       $  13,801          $   1,245
                                                                                 =========          =========

Basic income per common share                                                    $    1.68          $    0.15
                                                                                 =========          =========

Diluted income per common share                                                  $    1.67          $    0.15
                                                                                 =========          =========









             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the three month periods ended March 31, 2004 and 2003
(Dollars in thousands, except par value)
(Unaudited)



                                                                         Deferred
                                            Common                     Compensation      Accumulated
                                            Stock      Additional      Pursuant to          Other                         Total
                                           $.01 Par      Paid-In       Stock Incentive   Comprehensive   Accumulated   Stockholders'
                                             Value       Capital           Plans            Income        Deficit         Equity
                                           -------     ----------     ---------------   --------------  -------------  -----------

Balance, January 1, 2003                     $  82     $  380,364         $ (418)         $   --         $  (378,378) $   1,650

   Comprehensive income:
     Net income                                                                                                1,245      1,245
                                                                                                                      ---------
   Amortization of restricted stock grants                                    11                                             11
   Amortization related to stock options                                     156                                            156
   Change in value of performance-based
     stock  options                                           (90)            90                                           --
                                             -----     ----------         ------          ---------      -----------  ---------

Balance, March 31, 2003                      $  82     $  380,274         $ (161)         $   --         $  (377,133) $   3,062
                                             =====     ==========         ======          =========      ===========  =========

Balance, January 1, 2004                     $  82     $  380,545         $   (4)         $      9       $  (304,302) $  76,330

   Comprehensive income:
     Net change in unrealized gain
       (loss) on investments                                                                    (8)                          (8)
     Net income                                                                                               13,801     13,801
                                                                                                                      ---------
       Comprehensive income                                                                                              13,793
                                                                                                                      ---------
   Amortization related to stock options                                       1                                              1
   Exercise of options to purchase
     common shares                               1            631                                                           632
                                             -----     ----------         ------          ---------      -----------  ---------

Balance, March 31, 2004                      $  83     $  381,176         $   (3)         $      1       $  (290,501) $  90,756
                                             =====     ==========         ======          =========      ===========  =========











             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the three month periods ended March 31, 2004 and 2003
(In thousands)
(Unaudited)


                                                                                                       2004              2003
                                                                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                          $ 13,801          $  1,245
Adjustments to reconcile net income to net cash provided by (used for)
  operating activities:
   Minority interest                                                                                   3,571               474
   Provision for deferred income taxes                                                                 5,330               920
   Net securities gains                                                                                   (5)              --
   Amortization of deferred compensation pursuant to stock incentive plans                                 1               167
   Loss on prepayment of Leucadia Financial Corporation note                                           1,470               --
   Amortization of debt discount on note payable to Leucadia Financial Corporation                       276               257
   Other amortization related to investments                                                            (135)              --
   Changes in operating assets and liabilities:
       Real estate                                                                                     3,505            (7,887)
       Deposits and other assets                                                                        (205)             (231)
       Notes payable to trust deed holders                                                               (60)              --
       Deferred revenue                                                                               (4,611)           (6,696)
       Accounts payable and accrued liabilities                                                       (4,159)              247
       Liability for environmental remediation                                                          (373)              (61)
       Income taxes payable                                                                            6,343               175
       Other liabilities                                                                              (9,089)            5,551
                                                                                                    --------          --------
           Net cash provided by (used for) operating activities                                       15,660            (5,839)
                                                                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                                                     (30,440)              --
Proceeds from maturities of investments                                                                9,900               --
Proceeds from sales of investments                                                                    46,936               --
Decrease in restricted cash                                                                              657               --
                                                                                                    --------          --------
           Net cash provided by investing activities                                                  27,053               --
                                                                                                    --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment of Leucadia Financial Corporation note                                             (26,462)              --
Principal payments to trust deed holders                                                              (1,163)              --
Exercise of options to purchase common shares                                                            632               --
Contribution from (distribution to) minority interest                                                 (9,479)               43
                                                                                                    --------          --------
           Net cash provided by (used for) financing activities                                      (36,472)               43
                                                                                                    --------          --------
Net increase (decrease) in cash and cash equivalents                                                   6,241            (5,796)

Cash and cash equivalents, beginning of period                                                        43,503            33,601
                                                                                                    --------          --------

Cash and cash equivalents, end of period                                                            $ 49,744          $ 27,805
                                                                                                    ========          ========

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                              $    410          $    392
   Cash paid for income taxes                                                                       $    597          $    128

Non cash financing activities:
   Contribution of real estate from minority interest                                               $    --           $    244



             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2003 which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2003 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2003 was extracted from the Company's audited annual consolidated financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations related to employees and directors under its stock compensation plans. Had compensation cost for the Company's fixed stock options been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income and income per share would not have been materially different from that reported.

     Certain amounts for prior periods have been reclassified to be consistent with the 2004 presentation.

2. In March 2004, the Company prepaid in full its note payable to Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), in the amount of $26,462,000. As of the date of prepayment, the Company expensed the remaining unamortized discount on the note in the amount of $1,470,000, which is included in the caption "Other income (expense)" in the consolidated statements of operations. Interest on the note of $373,000 and $392,000 was expensed and paid during the three month periods ended March 31, 2004 and 2003, respectively. Additionally, $276,000 and $257,000 of debt discount on the note was amortized as interest expense during the three month periods ended March 31, 2004 and 2003, respectively.

3. The Company has a $10,000,000 line of credit agreement with LFC that has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. At March 31, 2004, no amounts were outstanding under this facility.

4. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding, and for diluted income per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income per common share was 8,217,893 and 8,155,084 for the three month periods ended March 31, 2004 and 2003, respectively. The number of shares used to calculate diluted income per share was 8,272,409 and 8,220,950 for the three month periods ended March 31, 2004 and 2003, respectively.

5. Pursuant to the administrative services agreement, LFC provides administrative services, including providing the services of one of the Company's officers to the Company through December 31, 2004. Administrative fees paid to LFC were $30,000 for the three month periods ended March 31, 2004 and 2003. A subsidiary of the Company sublets a portion of its office space to Leucadia, for which it receives monthly rental fees in the amount equal to Leucadia's pro rata share of the Company's cost. The rental fee is approximately $6,000 per month.

6. Certain of the Company's lot purchase agreements with home builders include provisions that entitle the Company to a share of the profits realized by the home builders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company's policy is to accrue revenue earned pursuant to these agreements when amounts are payable pursuant to the lot purchase agreements. The Company accrued $300,000 under these agreements for the three month period ended March 31, 2003.

7. In May 2004, the Company agreed to extend the lease covering its corporate office space for an additional five years to February 2010. The annual minimum rent is slightly less than the Company's current rate per square foot; however, the agreement provides for rent escalation charges over the extended term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.


Liquidity and Capital Resources

For the three month period ended March 31, 2004, net cash was provided by operating activities, principally resulting from sales of real estate at the San Elijo Hills project. For the three month period ended March 31, 2003, net cash was used for operating activities, principally to pay interest and general and administrative expenses and for real estate improvements. The Company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with LFC, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of March 31, 2004, the Company had aggregate cash, cash equivalents and investments of $112,000,000 to meet its liquidity needs.

The Company currently has a $10,000,000 line of credit agreement with LFC, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. As of March 31, 2004, no amounts were outstanding under this facility.

In January 2004, a dividend of $50,000,000 was paid by the Company's subsidiary that owns the San Elijo Hills project, of which $9,500,000 was paid to the minority interests in the San Elijo Hills project, and the balance was retained by the Company. In March 2004, the Company prepaid its $26,462,000 borrowing from LFC in full, using its available cash.

During the three months ended March 31, 2004, the Company closed on the sales of two neighborhoods in the San Elijo Hills project consisting of 94 single family lots and 45 multi-family units for aggregate sales proceeds of $33,000,000, net of closing costs. The sales proceeds included $3,100,000 of non-refundable options payments that the Company had received previously in 2003. The Company has deferred recognition of $10,700,000 of revenue from these sales since it is required to complete certain improvements under the purchase agreements.

As of March 31, 2004, the aggregate balance of deferred revenue for all real estate sales was $48,900,000, including amounts related to the 2004 sales. The Company estimates that it will spend approximately $14,300,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting. The Company currently estimates that it will substantially complete the required improvements during 2004.

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

The Company currently plans to develop and sell the residential sites during 2004 and 2005, after which the remaining activity at the San Elijo Hills project will be primarily concentrated on the commercial sites. These estimates of future property available for sale and the timing of the sales are derived from the current plans for the project, and could change based upon the actions of the project's home builders or regulatory agencies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

For the three month periods ended March 31, 2004 and 2003, the Company recorded revenues from sales of real estate of approximately $37,600,000 and $7,000,000, respectively. For the three month period ended March 31, 2004, the Company closed on the sale of two neighborhoods, consisting of 94 single family lots and 45 multi-family units for an aggregate purchase price of $33,000,000, net of closing costs. For the three month period ended 2003, no sales of real estate closed. As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. Included in revenues are previously deferred amounts of $15,300,000 and $6,700,000 for the three month periods ended March 31, 2004 and 2003, respectively, which were recognized upon completion of certain required improvements.

Revenues from sales of real estate also include amounts received pursuant to profit sharing agreements with home builders of $300,000 for the three month period ended March 31, 2003.

During the three month periods ended March 31, 2004 and 2003, cost of sales of real estate aggregated $8,700,000 and $2,300,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

         Otay Ranch Project:
         -------------------

As more fully described in the 2003 10-K, in January 2004 the City of Chula Vista acquired 439 acres of mitigation land from Otay Land Company by eminent domain proceedings for aggregate proceeds of approximately $5,800,000, substantially all of which had been received as of December 31, 2003. The Company recognized a pre-tax gain of approximately $4,800,000 on this transaction during the first quarter of 2004. There was no other real estate sales activity at the Otay Ranch project during the first quarter of 2004, and no sale activity at all during the first quarter of 2003.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $186,000 and $380,000 for the three month periods ended March 31, 2004 and 2003, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price.

Interest expense reflects the interest due on indebtedness to LFC of $373,000 and $392,000 for the three month periods ended March 31, 2004 and 2003, respectively. Interest expense also includes amortization of debt discount related to the previously outstanding indebtedness to LFC of $276,000 and $257,000 for the three month periods ended March 31, 2004 and 2003, respectively. As described above, the note payable to LFC was fully repaid in March 2004, and as such these related interest charges will not be incurred in future periods. In addition, interest expense for 2004 includes $66,000 related to the Rampage vineyard project as described in the 2003 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

General and administrative expenses increased during the three month period ended March 31, 2004 as compared to the same period in 2003, primarily due to greater expenses related to legal and professional fees, marketing and property tax expenses. The increase in legal and professional fees principally reflects costs related to the investigation of acquisition opportunities and costs associated with the Otay Ranch project, including costs incurred in connection with the acquisition of certain Otay Ranch land by the City of Chula Vista as discussed above. Marketing expenses are higher as a result of promotional expenses related to the next phase of residential lots to be sold at the San Elijo Hills project. The increase in property tax expense relates to the Rampage vineyard project, which was purchased in November 2003. General and administrative expenses also reflect a decrease, as compared to the same period in 2003, in compensation expenses related to performance options which fully vested in April 2003.

Other income (expense) for the three month period ended March 31, 2004 includes $1,470,000 for the remaining unamortized discount on the LFC note which was expensed upon repayment of the note. Investment income in 2004 increased by $240,000 as compared to the prior period primarily due to greater interest income resulting from a larger amount of invested assets. Other income (expense) for the 2003 period includes cash received to settle a dispute with one of the Company's vendors.

The increase in minority interest expense for the three month period ended March 31, 2004 as compared to the same period in 2003 primarily relates to minority interest in CDS Holding Corporation.

The Company's effective income tax rate in 2004 and 2003 is higher than the federal statutory rate due to California state income taxes and state franchise taxes.

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

o The actual cost of environmental liabilities concerning land owned in San Diego County, California exceeding the amount reserved for such matter. The actual cost of remediation of undeveloped land owned by a subsidiary could exceed the amount reserved for such matter.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated by reference herein.

Item  4. Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




                                              HOMEFED CORPORATION
                                                  (Registrant)




Date:  May 5, 2004                            By: /s/ Erin N. Ruhe
                                                  -----------------------
                                                  Erin N. Ruhe
                                                  Vice President, Treasurer
                                                  and Controller
                                                 (Principal Accounting Officer)

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