Form 10-Q
period 2004-06-30
HOMEFED CORP
filed 2004-07-30
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2004

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
                             YES   X              NO
                                -------              ------


         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                             YES   X              NO
                               --------              ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 28, 2004, there were 8,258,059 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(Dollars in thousands, except par value)


                                                                                                      June 30,          December 31,
                                                                                                        2004                2003
                                                                                                    -----------         -----------
                                                                                                    (Unaudited)
ASSETS

Real estate                                                                                          $  35,511            $  37,612
Cash and cash equivalents                                                                               54,088               43,503
Restricted cash                                                                                          3,963                4,609
Investments-available for sale (aggregate cost of $58,289 and $88,503)                                  58,274               88,519
Deposits and other assets                                                                                2,587                  995
Deferred income taxes                                                                                   32,253               41,772
                                                                                                     ---------            ---------
TOTAL                                                                                                $ 186,676            $ 217,010
                                                                                                     =========            =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                                       $    --              $  24,716
Notes payable to trust deed holders                                                                     12,503               13,580
Deferred revenue                                                                                        57,502               53,491
Accounts payable and accrued liabilities                                                                 4,490               10,985
Liability for environmental remediation                                                                 10,258               10,785
Income taxes payable                                                                                      --                    503
Other liabilities                                                                                        4,352               13,509
                                                                                                     ---------            ---------

      Total liabilities                                                                                 89,105              127,569
                                                                                                     ---------            ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                                        2,046               13,111
                                                                                                     ---------            ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
  8,257,959 and 8,155,159 shares outstanding                                                                83                   82
Additional paid-in capital                                                                             381,176              380,545
Deferred compensation pursuant to stock incentive plans                                                     (2)                  (4)
Accumulated other comprehensive income                                                                      (9)                   9
Accumulated deficit                                                                                   (285,723)            (304,302)
                                                                                                     ---------            ---------

      Total stockholders' equity                                                                        95,525               76,330
                                                                                                     ---------            ---------

TOTAL                                                                                                $ 186,676            $ 217,010
                                                                                                     =========            =========


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2004 and 2003
(In thousands, except per share amounts)
(Unaudited)



                                                                             For the Three Month               For the Six Month
                                                                            Period Ended June 30,            Period Ended June 30,
                                                                            ---------------------            ---------------------
                                                                              2004           2003            2004            2003
                                                                              ----           ----            ----            ----

REVENUES
Sales of real estate                                                       $ 12,396        $ 78,444        $ 55,802        $ 85,460
Co-op marketing and advertising fees                                            964             203           1,150             583
                                                                           --------        --------        --------        --------
                                                                             13,360          78,647          56,952          86,043
                                                                           --------        --------        --------        --------
EXPENSES
Cost of sales                                                                   502          14,792          10,156          17,132
Interest expense                                                                 65             663             780           1,312
General and administrative expenses                                           2,512           2,638           4,980           4,450
Administrative services fees to Leucadia Financial Corporation                   30              30              60              60
                                                                           --------        --------        --------        --------
                                                                              3,109          18,123          15,976          22,954
                                                                           --------        --------        --------        --------

Income from operations                                                       10,251          60,524          40,976          63,089

Other income (expense)                                                          208             239            (900)            645
                                                                           --------        --------        --------        --------

Income before income taxes and minority interest                             10,459          60,763          40,076          63,734
Income tax provision                                                         (4,125)        (24,330)        (16,370)        (25,582)
                                                                           --------        --------        --------        --------

Income before minority interest                                               6,334          36,433          23,706          38,152
Minority interest                                                            (1,556)         (2,690)         (5,127)         (3,164)
                                                                           --------        --------        --------        --------

Net income                                                                 $  4,778        $ 33,743        $ 18,579        $ 34,988
                                                                           ========        ========        ========        ========

Basic income per common share                                              $   0.58        $   4.14        $   2.26        $   4.29
                                                                           ========        ========        ========        ========

Diluted income per common share                                            $   0.58        $   4.10        $   2.25        $   4.25
                                                                           ========        ========        ========        ========





             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the six month periods ended June 30, 2004 and 2003
(Dollars in thousands, except par value)
(Unaudited)



                                                                            Deferred
                                                Common                     Compensation   Accumulated
                                                Stock      Additional      Pursuant to       Other                        Total
                                               $.01 Par      Paid-In     Stock Incentive  Comprehensive   Accumulated  Stockholders'
                                                 Value       Capital          Plans          Income        Deficit        Equity
                                            -------------  -----------   ---------------  ------------- -------------- -------------


Balance, January 1, 2003                         $  82     $  380,364         $ (418)     $   --         $  (378,378)     $  1,650

   Comprehensive income:
     Net income                                                                                               34,988        34,988
                                                                                                                          --------
   Amortization of restricted stock grants                                        11                                            11
   Amortization related to stock options                                         581                                           581
   Change in value of performance-based
     stock  options                                               180           (180)                                        --
                                                 -----     ----------         ------      ---------      ------------     --------

Balance, June 30, 2003                           $  82     $  380,544         $   (6)     $   --         $  (343,390)     $ 37,230
                                                 =====     ==========         ======      =========      ===========      ========

Balance, January 1, 2004                         $  82     $  380,545         $   (4)     $       9      $  (304,302)     $ 76,330

   Comprehensive income:
     Net change in unrealized gain
       (loss) on investments                                                                    (18)                           (18)
     Net income                                                                                               18,579        18,579
                                                                                                                          --------
       Comprehensive income                                                                                                 18,561
                                                                                                                          --------
   Amortization related to stock options                                           2                                             2
   Exercise of options to purchase
     common shares                                   1            631                                                          632
                                                 -----     ----------         ------      ---------      -----------      --------

Balance, June 30, 2004                           $  83     $  381,176         $   (2)     $      (9)     $  (285,723)     $ 95,525
                                                 =====     ==========         ======      =========      ===========      ========










             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the six month periods ended June 30, 2004 and 2003
(In thousands)
(Unaudited)



                                                                                                        2004               2003
                                                                                                      --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                            $  18,579          $  34,988
Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interest                                                                                       5,127              3,164
  Provision for deferred income taxes                                                                     9,531             18,975
  Net securities gains                                                                                       (5)              --
  Amortization of deferred compensation pursuant to stock incentive plans                                     2                592
  Loss on prepayment of Leucadia Financial Corporation note                                               1,606               --
  Amortization of debt discount on note payable to Leucadia Financial Corporation                           276                525
  Other amortization related to investments                                                                (309)              --
  Changes in operating assets and liabilities:
    Real estate                                                                                           2,870             (2,485)
    Deposits and other assets                                                                            (1,728)            (2,133)
    Note receivable                                                                                        --                6,566
    Notes payable to trust deed holders                                                                    (683)              (603)
    Deferred revenue                                                                                      4,011             25,695
    Accounts payable and accrued liabilities                                                             (6,495)               105
    Liability for environmental remediation                                                                (527)              (126)
    Income taxes payable                                                                                   (503)               343
    Other liabilities                                                                                    (9,157)            (1,134)
                                                                                                      ---------          ---------
       Net cash provided by operating activities                                                         22,595             84,472
                                                                                                      ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                                                        (71,092)              --
Proceeds from maturities of investments                                                                  54,685               --
Proceeds from sales of investments                                                                       46,936               --
Decrease in restricted cash                                                                                 646               --
                                                                                                      ---------          ---------
       Net cash provided by investing activities                                                         31,175               --
                                                                                                      ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment of Leucadia Financial Corporation note                                                (26,462)              --
Principal payments to trust deed holders                                                                 (1,163)            (2,178)
Exercise of options to purchase common shares                                                               632               --
Contribution from minority interest                                                                       --                    43
Distribution to minority interest                                                                       (16,192)           (12,910)
                                                                                                      ---------          ---------
       Net cash (used for) financing activities                                                         (43,185)           (15,045)
                                                                                                      ---------          ---------

Net increase in cash and cash equivalents                                                                10,585             69,427

Cash and cash equivalents, beginning of period                                                           43,503             33,601
                                                                                                      ---------          ---------

Cash and cash equivalents, end of period                                                              $  54,088          $ 103,208
                                                                                                      =========          =========

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amounts capitalized)                                                 $     410          $     787
  Cash paid for income taxes                                                                          $   8,675          $   3,678

Non cash financing activities:
  Contribution of real estate from minority interest                                                  $    --            $     244




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2003 which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2003 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2003 was extracted from the Company's audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.

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

2. In March 2004, the Company prepaid in full its note payable to Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), in the amount of $26,462,000. As a result, the Company has expensed the remaining unamortized discount on the note and related deferred costs in the amount of $1,606,000, which is included in the caption "Other income (expense)" in the consolidated statement of operations for the six months ended June 30, 2004. Interest on the note of $373,000 and $787,000 was expensed and paid during the six month periods ended June 30, 2004 and 2003, respectively. Additionally, $276,000 and $525,000 of debt discount was amortized as interest expense during the six month periods ended June 30, 2004 and 2003, respectively.

3. The Company has a $10,000,000 line of credit agreement with LFC that has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum, and the Company has paid commitment fees of $19,000 during 2004. At June 30, 2004, no amounts were outstanding under this facility.

4. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding, and for diluted income per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income per common share was 8,237,926 and 8,155,084 for the six month periods ended June 30, 2004 and 2003, respectively, and 8,257,959 and 8,155,084 for the three month periods ended June 30, 2004 and 2003, respectively. The number of shares used to calculate diluted income per share was 8,271,749 and 8,229,874 for the six month periods ended June 30, 2004 and 2003, respectively, and 8,271,088 and 8,238,798 for the three month periods ended June 30, 2004 and 2003, respectively.

5. Pursuant to the administrative services agreement, LFC provides administrative services, including providing the services of one of the Company's officers to the Company through December 31, 2004. Administrative fees paid to LFC were $60,000 for the six month periods ended June 30, 2004 and 2003, and $30,000 for the three month periods ended June 30, 2004 and 2003. A subsidiary of the Company sublets a portion of its office space to Leucadia, for which it receives monthly rental of approximately $6,000 per month.

6. Certain of the Company's lot purchase agreements with home builders include provisions that entitle the Company to a share of the profits realized by the home builders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company's policy is to accrue revenue earned pursuant to these agreements when amounts are payable pursuant to the lot purchase agreements. The Company has recognized $800,000 and $5,100,000 under these agreements for the six month periods ended June 30, 2004 and 2003, respectively, and $800,000 and $4,800,000 for the three month periods ended June 30, 2004 and 2003, respectively.

7. In May 2004, the Company agreed to extend the lease covering its corporate office space for an additional five years to February 2010. The new annual minimum rent is slightly less than the amount the Company had been paying; however, the agreement provides for rent escalation charges over the extended term.

8. As previously mentioned in the 2003 10-K, since 1999 the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy by the Kemper Insurance Companies ("Kemper"). Since Kemper has ceased underwriting operations and is in run-off, the Company has been investigating replacing and/or augmenting the coverage provided by Kemper. In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through May 31, 2004. The policy premium was $250,000. Since it is an excess policy, the new policy has no deductible. However, if Kemper is unable to pay general liability claims up to the policy limits, the Company would have a $1,000,000 deductible under the new policy. The Company continues to investigate whether or not it is economically viable to purchase new insurance coverage for future home sales at the San Elijo Hills project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.


Liquidity and Capital Resources

For the six month period ended June 30, 2004, net cash was provided by operating activities, principally resulting from real estate sales proceeds at the San Elijo Hills project. For the six month period ended June 30, 2003, net cash was provided by operating activities, primarily from real estate sales proceeds at the San Elijo Hills project and the Otay Ranch project. The Company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with LFC, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of June 30, 2004, the Company had aggregate cash, cash equivalents and investments of $112,400,000 to meet its liquidity needs.

The Company currently has a $10,000,000 line of credit agreement with LFC, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. As of June 30, 2004, no amounts were outstanding under this facility.

During 2004, dividends of $71,000,000 were paid by the Company's subsidiary that owns the San Elijo Hills project, of which $16,200,000 was paid to the minority interests in the San Elijo Hills project, and the balance was retained by the Company. In March 2004, the Company prepaid its $26,462,000 borrowing from LFC in full, using its available cash.

During the six months ended June 30, 2004, the Company closed on the sales of two neighborhoods in the San Elijo Hills project consisting of 94 single family lots, 45 multi-family units and one school site for aggregate sales proceeds of $53,200,000, net of closing costs. The sales proceeds included $3,100,000 of non-refundable options payments that the Company had received in 2003. As of June 30, 2004, the Company has deferred recognition of $23,300,000 of revenue from these sales since it is required to complete certain improvements under the purchase agreements.

As of June 30, 2004, the aggregate balance of deferred revenue for all real estate sales was $57,500,000, including amounts related to the 2004 sales. The Company estimates that it will spend approximately $15,300,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

The remaining land at the San Elijo Hills project to be developed and sold or leased consists of the following:

       Single family lots to be developed and sold                     736
       Multi-family units                                               42
       Very low income apartment units                                  70
       School sites                                                      1
       Square footage of commercial space                          135,000

As of July 29, 2004, the Company has entered into non-binding letters of intent with builders to sell 241 of the single family lots reflected in the table above. Pursuant to the letters of intent, the home builders have a specified period (30 to 45 days) to conduct feasibility reviews and negotiate the terms of definitive sales agreements. In addition, the Company is currently marketing another 79 single family lots for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The Company has also entered in to a non-binding letter of intent to sell the last remaining school site to a builder for multi-family residential development. The school district was given an option to purchase this site several years ago, but has informally indicated that it does not intend to exercise its option. Underlying zoning regulations permit residential development of this site if the school district formally notifies the Company that it does not intend to exercise its option.

The Company had previously estimated it would complete the sale of all residential sites during 2005; however, the Company has not received all of the necessary permits as early as anticipated. The Company currently plans to develop and sell the single-family sites during 2005 and 2006, after which the remaining activity at the San Elijo Hills project will be primarily concentrated on the multi-family and commercial sites. These estimates of future property available for sale and the timing of the sales are derived from the current plans for the project, and could change based upon the actions of the project's home builders or regulatory agencies.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock, representing approximately 6.1% of the Company's outstanding stock. Repurchased shares would be available, among other things, for use in connection with the Company's stock option plans. The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise. Any such purchases may be commenced or suspended at any time without prior notice.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         -----------------------

During 2004 and 2003, the Company closed on sales of real estate and recognized revenues as follows:


                                                         For the Three Month                  For the Six Month
                                                        Period Ended June 30,                 Period Ended June 30,
                                                    -----------------------------       -------------------------------
                                                         2004            2003               2004              2003
                                                         ----            ----               ----              ----

Single family units                                      --                   353                  94               353
Multi-family units                                       --                --                      45            --
School sites                                                   1           --                       1            --
Purchase price, net of closing costs                $ 20,200,000    $  80,500,000       $  53,200,000     $  80,500,000
Revenues recognized on closing date                 $  6,500,000    $  43,000,000       $  28,800,000     $  43,000,000



As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $20,400,000 and $11,800,000 for the six month periods ended June 30, 2004 and 2003, respectively, and $5,100,000 for each of the three month periods ended June 30, 2004 and 2003. Such amounts were recognized upon completion of certain required improvements.

Revenues from sales of real estate also include amounts received pursuant to profit sharing agreements with home builders of $800,000 and $5,100,000 for the six month periods ended June 30, 2004 and 2003, respectively, and $800,000 and $4,800,000 for the three month periods ended June 30, 2004 and 2003, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

During the six month periods ended June 30, 2004 and 2003, cost of sales aggregated $9,200,000 and $12,300,000, respectively. During the three month periods ended June 30, 2004 and 2003, cost of sales of real estate aggregated $500,000 and $10,000,000, respectively. During the second quarter of 2004, the Company determined that the total costs for a phase of the San Elijo Hills project that is near completion will be less than previously estimated. As a result, cost of sales was reduced by approximately $1,400,000 to reverse estimated charges previously recorded.

         Otay Ranch Project:
         ------------------

As more fully described in the 2003 10-K, in January 2004 the City of Chula Vista acquired 439 acres of mitigation land from Otay Land Company by eminent domain proceedings for aggregate proceeds of approximately $5,800,000, substantially all of which had been received as of December 31, 2003. The Company recognized a pre-tax gain of approximately $4,800,000 on this transaction. There was no other real estate sales activity at the Otay Ranch project during 2004. Sales of real estate in the 2003 periods reflect approximately $22,500,000 from the sale of 1,445 acres within the Otay Ranch project. The Company recognized a pre-tax gain of approximately $17,700,000 for the periods ended June 30, 2003 on this transaction.

As discussed in the 2003 10-K, the Company continues to evaluate how to maximize the value of Otay Ranch and is processing further entitlements on portions of its property, which have not changed significantly during 2004. If the Company decides to develop the developable land at Otay Ranch, development will not begin for a few years and is likely to take several years to complete.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $1,150,000 and $583,000 for the six month periods ended June 30, 2004 and 2003, respectively, and $964,000 and $203,000 for the three month periods ended June 30, 2004 and 2003, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price.

Interest expense reflects the interest due on indebtedness to LFC of $373,000 and $787,000 for the six month periods ended June 30, 2004 and 2003, respectively, and $395,000 for the three month period ended June 30, 2003. Interest expense also includes amortization of debt discount related to the previously outstanding indebtedness to LFC of $276,000 and $525,000 for the six month periods ended June 30, 2004 and 2003, respectively, and $268,000 for the three month period ended June 30, 2003. As described above, the LFC note was fully repaid in March 2004, and therefore these interest costs ceased at the date of repayment. In addition, interest expense for the six and three month periods ended June 30, 2004 includes $132,000 and $66,000, respectively, related to the Rampage vineyard project as described in the 2003 10-K.

General and administrative expenses increased during the six month period ended June 30, 2004 as compared to the same period in 2003, primarily due to greater expenses related to farming costs, marketing expenses, legal fees and stock compensation expense. During the three month period ended June 30, 2004, the Company incurred approximately $600,000 of farming expenses at the Rampage vineyard project, which was purchased in November 2003. The Company has just begun the process to obtain the necessary entitlements to develop the Rampage vineyard project as a master-planned community; a process that will require numerous regulatory approvals and take several years to complete. During this time the Company expects it will continue to incur farming related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


The increase in marketing expenses principally reflects promotional expenses related to the current phase of residential lots being sold at the San Elijo Hills project. Legal fees increased due to the costs associated with pursuing claims against previous owners of the 34 acres of undeveloped land that is undergoing remediation at the Otay Ranch project. For the three month period ended June 30, 2004, general and administrative expenses reflect a decrease, as compared to the same period in 2003, in compensation expense related to performance options which fully vested in April 2003, and in the timing of expenses incurred for the annual stockholders' meeting. In addition, during the three month period ended June 30, 2003, the Company incurred legal fees in connection with the Company's reverse/forward stock split and acquisition of certain Otay Ranch land by the City of Chula Vista, which was sold during the first quarter of 2004.

Other income (expense) for the six month period ended June 30, 2004 includes $1,606,000 for the remaining unamortized discount and related deferred costs on the LFC note which was fully repaid. Investment income for the six and three month periods ended June 30, 2004 increased by approximately $310,000 and $70,000, respectively, as compared to the same periods in 2003, primarily due to greater interest income resulting from a larger amount of invested assets. Other income (expense) for the six month period ended June 30, 2003 includes cash received to settle a dispute with one of the Company's vendors.

The Company's effective income tax rate during the 2004 and 2003 periods are higher than the federal statutory rate due to California state income taxes and state franchise taxes.

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

o Demographic and economic changes in the United States generally and California in particular. The Company's operations are sensitive to demographic and economic changes. Any economic downturn in the United States in general, and California in particular, may adversely affect consumer demand for housing by limiting the ability of people to save for down payments and purchase homes. In addition, if the current trend of population increases in California were not to continue, or in the event of any significant reduction in job creation, demand for real estate in California may not be as robust as current levels indicate.

o Increases in real estate taxes and other local government fees. Any such increases may make it more expensive to own the properties that the Company is currently developing, which would increase the carrying costs to the Company of owning the properties and decrease consumer demand for them.

o Significant competition from other real estate developers and homebuilders. There are numerous residential real estate developers and development projects operating in the same geographic area in which the Company operates. Many of the Company's competitors may have advantages over the Company, such as more favorable locations which may provide better schools and easier access to roads and shopping, or amenities that the Company may not offer, as well as greater financial resources and/or access to cheaper capital.

o Decreased consumer spending for housing. Any decrease in consumer spending for housing may directly affect the Company's results of operations.

o Delays in construction schedules and cost overruns. Any material delays could adversely affect the Company's ability to complete its projects, significantly increasing the costs of doing so, including interest costs, or drive potential customers to purchase competitors' products. Cost overruns, if material, could have a direct adverse impact on the Company's results of operations.

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

Item  4. Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




                                              HOMEFED CORPORATION
                                                 (Registrant)




Date:  July 30, 2004                           By: /s/ Erin N. Ruhe
                                                  -----------------------
                                                  Erin N. Ruhe
                                                  Vice President, Treasurer
                                                  and Controller
                                                  (Principal Accounting Officer)

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