Form 10-Q
period 2004-09-30
HOMEFED CORP
filed 2004-11-05
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2004

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

                                   YES  X      NO
                                      -----       ------


     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                                   YES  X      NO
                                      -----       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 1, 2004, there were 8,258,059 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
(Dollars in thousands, except par value)



                                                                                       September 30,          December 31,
                                                                                             2004                 2003
                                                                                        ------------          -----------
                                                                                        (Unaudited)


ASSETS
Real estate                                                                             $    41,405           $    37,612
Cash and cash equivalents                                                                    30,144                43,503
Restricted cash                                                                               3,956                 4,609
Investments-available for sale (aggregate cost of $81,803 and $88,503)                       81,785                88,519
Deposits and other assets                                                                     1,397                   995
Deferred income taxes                                                                        29,146                41,772
                                                                                        -----------           -----------
TOTAL                                                                                   $   187,833           $   217,010
                                                                                        ===========           ===========

LIABILITIES
Note payable to Leucadia Financial Corporation                                          $     --              $    24,716
Notes payable to trust deed holders                                                          12,758                13,580
Deferred revenue                                                                             42,233                53,491
Accounts payable and accrued liabilities                                                      7,676                10,985
Liability for environmental remediation                                                      10,113                10,785
Income taxes payable                                                                            538                   503
Other liabilities                                                                             9,785                13,509
                                                                                        -----------           -----------
       Total liabilities                                                                     83,103               127,569
                                                                                        -----------           -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                             6,806                13,111
                                                                                        -----------           -----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,258,059 and 8,155,159 shares outstanding                                                    83                    82
Additional paid-in capital                                                                  381,177               380,545
Deferred compensation pursuant to stock incentive plans                                          (1)                   (4)
Accumulated other comprehensive income (loss)                                                   (11)                    9
Accumulated deficit                                                                        (283,324)             (304,302)
                                                                                        -----------           -----------

       Total stockholders' equity                                                            97,924                76,330
                                                                                        -----------           -----------

TOTAL                                                                                   $   187,833           $   217,010
                                                                                        ===========           ===========


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2004 and 2003
(In thousands, except per share amounts)
(Unaudited)


                                                                            For the Three Month            For the Nine Month
                                                                        Period Ended September 30,       Period Ended September 30,
                                                                        --------------------------      --------------------------
                                                                          2004              2003           2004             2003
                                                                          ----              ----           ----             ----

REVENUES
Sales of real estate                                                  $   16,366       $   29,667       $   72,168       $  115,127
Co-op marketing and advertising fees                                       1,290              249            2,440              832
                                                                      ----------       ----------       ----------       ----------
                                                                          17,656           29,916           74,608          115,959
                                                                      ----------       ----------       ----------       ----------

EXPENSES
Cost of sales                                                              2,886            8,002           13,042           25,134
Interest expense                                                              67              678              847            1,990
General and administrative expenses                                        2,990            3,022            7,970            7,472
Administrative services fees to Leucadia Financial
   Corporation                                                                30               30               90               90
                                                                      ----------       ----------       ----------       ----------
                                                                           5,973           11,732           21,949           34,686
                                                                      ----------       ----------       ----------       ----------

Income from operations                                                    11,683           18,184           52,659           81,273

Other income (expense)                                                       461              665             (439)           1,310
                                                                      ----------       ----------       ----------       ----------

Income before income taxes and minority interest                          12,144           18,849           52,220           82,583
Income tax provision                                                      (4,985)          (8,290)         (21,355)         (33,872)
                                                                      ----------       ----------       ----------       ----------

Income before minority interest                                            7,159           10,559           30,865           48,711
Minority interest                                                         (4,760)          (2,234)          (9,887)          (5,398)
                                                                      ----------       ----------       ----------       ----------

Net income                                                            $    2,399       $    8,325       $   20,978       $   43,313
                                                                      ==========       ==========       ==========       ==========

Basic income per common share                                         $     0.29       $     1.02       $     2.54       $     5.31
                                                                      ==========       ==========       ==========       ==========

Diluted income per common share                                       $     0.29       $     1.01       $     2.54       $     5.26
                                                                      ==========       ==========       ==========       ==========








             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the nine month periods ended September 30, 2004 and 2003
(Dollars in thousands, except par value)
(Unaudited)


                                                                          Deferred
                                                  Common                Compensation      Accumulated
                                                  Stock     Additional   Pursuant to        Other                        Total
                                                 $.01 Par   Paid-In    Stock Incentive  Comprehensive   Accumulated   Stockholders'
                                                   Value     Capital       Plans        Income (Loss)     Deficit       Equity
                                                 --------   ----------  --------------  -------------    ----------   -----------


Balance, January 1, 2003                           $  82   $  380,364      $ (418)         $  --        $ (378,378)   $    1,650

   Comprehensive income:
     Net change in unrealized gain
       (loss) on investments                                                                     6                             6
     Net income                                                                                             43,313        43,313
                                                                                                                      ----------
       Comprehensive income                                                                                               43,319
                                                                                                                      ----------
   Amortization of restricted stock grants                                     11                                             11
   Amortization related to stock options                                      582                                            582
   Change in value of performance-based
     stock options                                                180        (180)                                         --
   Exercise of options to purchase
     common shares                                                  1                                                          1
                                                   -----   ----------      ------          -------      ----------    ----------

Balance, September 30, 2003                        $  82   $  380,545      $   (5)         $     6      $ (335,065)   $   45,563
                                                   =====   ==========      ======          =======      ==========    ==========

Balance, January 1, 2004                           $  82   $  380,545      $   (4)         $     9      $ (304,302)   $   76,330

   Comprehensive income:
     Net change in unrealized gain
       (loss) on investments                                                                   (20)                          (20)
     Net income                                                                                             20,978        20,978
                                                                                                                      ----------
       Comprehensive income                                                                                               20,958
                                                                                                                      ----------
   Amortization related to stock options                                        3                                              3
   Exercise of options to purchase
     common shares                                     1          632                                                        633
                                                   -----   ----------      ------          -------      ----------    ----------

Balance, September 30, 2004                        $  83   $  381,177      $   (1)         $   (11)     $ (283,324)   $   97,924
                                                   =====   ==========      ======          =======      ==========    ==========












             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2004 and 2003
(In thousands)
(Unaudited)


                                                                                                       2004              2003
                                                                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                        $   20,978        $   43,313
Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest                                                                                   9,887             5,398
   Provision for deferred income taxes                                                                12,640            24,405
   Net securities gains                                                                                   (5)             --
   Amortization of deferred compensation pursuant to stock incentive plans                                 3               593
   Loss on prepayment of Leucadia Financial Corporation note                                           1,606              --
   Amortization of debt discount on note payable to Leucadia Financial Corporation                       276               802
   Other amortization related to investments                                                            (567)             --
   Changes in operating assets and liabilities:
       Real estate                                                                                    (2,769)           (1,504)
       Deposits and other assets                                                                        (538)             (610)
       Note receivable                                                                                  --               6,566
       Notes payable to trust deed holders                                                              (683)             (922)
       Deferred revenue                                                                              (11,258)           18,029
       Accounts payable and accrued liabilities                                                       (3,309)            1,039
       Liability for environmental remediation                                                          (672)             (218)
       Income taxes payable                                                                               35             1,588
       Other liabilities                                                                              (3,724)            2,604
                                                                                                  ----------        ----------
           Net cash provided by operating activities                                                  21,900           101,083
                                                                                                  ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                                                    (145,749)          (78,762)
Proceeds from maturities of investments                                                              106,085              --
Proceeds from sales of investments                                                                    46,936              --
Decrease in restricted cash                                                                              653              --
                                                                                                  ----------        ----------

           Net cash provided by (used for) investing activities                                        7,925           (78,762)
                                                                                                  ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment of Leucadia Financial Corporation note                                             (26,462)             --
Principal payments to trust deed note holders                                                         (1,163)           (3,120)
Exercise of options to purchase common shares                                                            633                 1
Contribution from minority interest                                                                     --                  43
Distribution to minority interest                                                                    (16,192)          (13,324)
                                                                                                  ----------        ----------
           Net cash used for financing activities                                                    (43,184)          (16,400)
                                                                                                  ----------        ----------

Net increase (decrease) in cash and cash equivalents                                                 (13,359)            5,921

Cash and cash equivalents, beginning of period                                                        43,503            33,601
                                                                                                  ----------        ----------

Cash and cash equivalents, end of period                                                          $   30,144        $   39,522
                                                                                                  ==========        ==========

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                            $      410        $    1,188

   Cash paid for income taxes                                                                     $    8,712        $    5,288

Non cash financing activities:
   Contribution of real estate from minority interest                                             $    --           $      244


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

2. In March 2004, the Company prepaid in full its note payable to Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), in the amount of $26,462,000. As a result, the Company has expensed the remaining unamortized discount on the note and related deferred costs in the amount of $1,606,000, which is included in the caption "Other income (expense)" in the consolidated statement of operations for the nine months ended September 30, 2004. Interest on the note of $373,000 and $1,188,000 was expensed and paid during the nine month periods ended September 30, 2004 and 2003, respectively. Additionally, $276,000 and $802,000 of debt discount was amortized as interest expense during the nine month periods ended September 30, 2004 and 2003, respectively.

3. The Company has a $10,000,000 line of credit agreement with LFC that has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum, and the Company has paid commitment fees of $29,000 during 2004. At September 30, 2004, no amounts were outstanding under this facility.

4. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average number of shares of common stock outstanding, and for diluted income per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income per common share was 8,258,047 and 8,155,117 for the three month periods ended September 30, 2004 and 2003, respectively, and 8,244,682 and 8,155,095 for the nine month periods ended September 30, 2004 and 2003, respectively. The number of shares used to calculate diluted income per share was 8,271,794 and 8,245,138 for the three month periods ended September 30, 2004 and 2003, respectively, and 8,271,813 and 8,234,962 for the nine month periods ended September 30, 2004 and 2003, respectively. The Company does not have any antidilutive securities outstanding.

5. Pursuant to the administrative services agreement, LFC provides administrative services, including providing the services of one of the Company's officers to the Company through December 31, 2004. Administrative fees paid to LFC were $30,000 for the three month periods ended September 30, 2004 and 2003, and $90,000 for the nine month periods ended September 30, 2004 and 2003. A subsidiary of the Company sublets a portion of its office space to Leucadia, for which it receives monthly rental of approximately $6,000 per month.

6. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company's policy is to accrue revenue earned pursuant to these agreements when amounts are payable pursuant to the lot purchase agreements. The Company has recognized $1,100,000 and $400,000 under these agreements for the three month periods ended September 30, 2004 and 2003, respectively, and $1,900,000 and $5,500,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

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

9. In July 2004, the Company's board of directors approved the repurchase of up to 500,000 shares of the Company's common stock, representing approximately 6% of the Company's outstanding stock. No shares have been repurchased to date.

10. On August 24, 2004, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $44.50 per share, the then current market price per share. In addition, at the Company's 2004 annual meeting the Company's shareholders approved an amendment to the Company's 1999 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 300,000 shares.

11. As of November 1, 2004, the Company has agreements with homebuilders to sell an additional 113 single family lots for aggregate cash proceeds of $55,000,000, pursuant to which it had received non-refundable option payments of $5,500,000, which were received as of September 30, 2004. In addition, the Company has entered into an agreement with a builder to sell 131 multi-family units at a sales price of $36,000,000, pursuant to which it received a non-refundable option payment of $3,600,000 in October 2004. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the nine month period ended September 30, 2004, net cash was provided by operating activities, principally resulting from real estate sales proceeds at the San Elijo Hills project. For the nine month period ended September 30, 2003, net cash was provided by operating activities, primarily from real estate sales proceeds at the San Elijo Hills project and the Otay Ranch project. The Company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with LFC, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of September 30, 2004, the Company had aggregate cash, cash equivalents and investments of $111,900,000 to meet its liquidity needs.

The Company currently has a $10,000,000 line of credit agreement with LFC, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. As of September 30, 2004, no amounts were outstanding under this facility.

During 2004, dividends of $71,000,000 were paid by the Company's subsidiary that owns the San Elijo Hills project, of which $16,200,000 was paid to the minority interests in the San Elijo Hills project, and the balance was retained by the Company. In March 2004, the Company prepaid its $26,462,000 borrowing from LFC in full, using its available cash.

During the nine months ended September 30, 2004, the Company closed on the sales of two neighborhoods in the San Elijo Hills project consisting of 94 single family lots, 45 multi-family units and one school site for aggregate sales proceeds of $53,200,000, net of closing costs. The sales proceeds included $3,100,000 of non-refundable options payments that the Company had received in 2003. As of September 30, 2004, the Company has deferred recognition of $19,500,000 of revenue from these sales since it is required to complete certain improvements under the purchase agreements.

As of September 30, 2004, the aggregate balance of deferred revenue for all real estate sales was $42,200,000, including amounts related to the 2004 sales. The Company estimates that it will spend approximately $9,700,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of September 30, 2004, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

           Single family lots to be developed and sold               669
           Multi-family units                                        177
           Very low income apartment units                            70
           Square footage of commercial space                    135,000

In October 2004, the school district relinquished an option it held to acquire a ten acre school site within the project. Once the Company received notice from the school district, underlying zoning regulations permit the construction of 135 multi-family units on the site, 67 of which were previously allocated to single family lots. These changes are reflected in the table above.

As of November 1, 2004, the Company has agreements with homebuilders to sell an additional 113 single family lots for aggregate cash proceeds of $55,000,000, pursuant to which it had received non-refundable option payments of $5,500,000, which were received as of September 30, 2004. In addition, the Company has entered into an agreement with a builder to sell 131 multi-family units at a sales price of $36,000,000, pursuant to which it received a non-refundable option payment of $3,600,000 in October 2004. These option payments are

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. The Company is currently marketing another 207 single family units for sale (of which 79 units are luxury single family estate lots), and some of these lots are subject to non-binding letters of intent with builders.

The Company is currently developing lots that are under contract for sale or being marketed for sale. Before it can effectively offer any additional lots or units for sale, the Company needs to obtain the permits to begin construction of a remaining off-site road, construction of which it expects will commence in 2005. The Company believes it will sell all of its remaining single family residential sites during 2005 and 2006, after which the remaining activity at the San Elijo Hills project will be primarily concentrated on multi-family and commercial sites. These estimates of future property available for sale and the timing of the sales are based upon current development plans for the project and could change based on actions of regulatory agencies and other factors that are not within the control of the Company.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock, representing approximately 6% of the Company's outstanding stock. Repurchased shares would be available, among other things, for use in connection with the Company's stock option plans. The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise. Any such purchases may be commenced or suspended at any time without prior notice. No shares have been purchased to date.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

During 2004 and 2003, the Company closed on sales of real estate and recognized revenues as follows:



                                                           For the Three Month                For the Nine Month
                                                        Period Ended September 30,        Period Ended September 30,
                                                        -------------------------         -------------------------
                                                             2004          2003             2004                 2003
                                                             ----          ----             ----                 ----


Single family units                                           --               77                94                430
Multi-family units                                            --            --                   45             --
Very low income apartment units                               --               48             --                    48
School sites                                                  --            --                    1             --
Purchase price, net of closing costs                       $  --     $ 19,000,000      $ 53,200,000       $ 99,500,000
Revenues recognized on closing date                        $  --     $ 12,800,000      $ 28,800,000       $ 55,800,000



As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $15,300,000 and $13,900,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $35,700,000 and $25,700,000 for the nine month periods ended September 30, 2004 and 2003, respectively. Such amounts were recognized upon completion of certain required improvements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Revenues from sales of real estate also include amounts received pursuant to revenue or profit sharing agreements with home builders of $1,100,000 and $400,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $1,900,000 and $5,500,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

During the three month periods ended September 30, 2004 and 2003, cost of sales of real estate aggregated $2,900,000 and $6,800,000, respectively. During the nine month periods ended September 30, 2004 and 2003, cost of sales aggregated $12,100,000 and $19,100,000, respectively.

         Otay Ranch Project:
         -------------------

As more fully described in the 2003 10-K, in January 2004 the City of Chula Vista acquired 439 acres of mitigation land from Otay Land Company by eminent domain proceedings for aggregate proceeds of approximately $5,800,000, substantially all of which had been received as of December 31, 2003. The Company recognized a pre-tax gain of approximately $4,800,000 on this transaction during the first quarter of 2004. Sales of real estate in the nine month period ended September 30, 2003 reflects approximately $22,500,000 from the sale of 1,445 acres within the Otay Ranch project. The Company recognized a pre-tax gain of approximately $17,700,000 for the nine month period ended September 30, 2003 on this transaction. There was no other real estate sales activity at the Otay Ranch project during 2004 and 2003.

As discussed in the 2003 10-K, the Company continues to evaluate how to maximize the value of Otay Ranch and is processing further entitlements on portions of its property, which have not changed significantly during 2004. If the Company decides to develop the developable land at Otay Ranch, development will not begin for a few years and is likely to take several years to complete.

         Paradise Valley Project:
         ------------------------

Sales of real estate for the three and nine months periods ended September 30, 2003 consist of the sale of twenty-four 8,000 square foot residential lots, representing 7 acres of the 12 acre project, for which the Company recognized revenues of $2,600,000. Cost of sales for this transaction aggregated $1,200,000. The remaining 5 acres at this project were sold in October 2003.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $1,290,000 and $249,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $2,440,000 and $832,000 for the nine month periods ended September 30, 2004 and 2003, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price.

Interest expense reflects the interest due on indebtedness to LFC of $401,000 for the three month period ended September 30, 2003, and $373,000 and $1,188,000 for the nine month periods ended September 30, 2004 and 2003, respectively. Interest expense also includes amortization of debt discount related to the previously outstanding indebtedness to LFC of $277,000 for the three month period ended September 30, 2003, and $276,000 and $802,000 for the nine month periods ended September 30, 2004 and 2003, respectively. As described above, the LFC note was fully repaid in March 2004, and therefore these interest costs ceased at the date of repayment. In addition, interest expense for the three and nine month periods ended September 30, 2004 includes $67,000 and $198,000, respectively, related to the Rampage Vineyard project as described in the 2003 10-K.

Interest expense excludes capitalized interest of $255,000 and $338,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $1,024,000 and $1,020,000 for the nine month periods ended September 30, 2004 and 2003, respectively. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

For the three month period ended September 30, 2004, general and administrative expenses declined by approximately $30,000 as compared to the corresponding period in 2003. Salaries expenses declined by $490,000 due to reduced bonus expense and the resignation of two executive officers in March 2004 who have not been replaced. Professional fees declined by $80,000 primarily due to the incurrence in the 2003 period of professional fees in connection with the acquisition of certain Otay Ranch land by the City of Chula Vista, which was sold during the first quarter of 2004. During this period, general and administrative expenses reflect an increase, as compared to the corresponding period in 2003, in farming and other expenses at the Rampage Vineyard project and legal fees. Legal fees increased $440,000 due to the costs associated with pursuing claims against previous owners of the 34 acres of undeveloped land that is undergoing environmental remediation at the Otay Ranch project. In addition, general and administrative expenses for the three month period ended September 30, 2003 included $120,000 related to the Company's reverse/forward split.

General and administrative expenses increased by approximately $500,000 during the nine month period ended September 30, 2004 as compared to the same period in 2003, primarily due to farming and other expenses at the Rampage Vineyard project and legal fees. Legal fees increased by $560,000 due to the costs associated with pursuing claims relating to environmental remediation at the Otay Ranch project, as described above. During this period, general and administrative expenses reflect a decrease of $590,000, as compared to the same period in 2003, in stock compensation expense related to performance options that fully vested in April 2003, and a decrease in salaries expense of $530,000 related to reduced bonus expense and the resignation of two executive officers in March 2004. In addition, general and administrative expenses for the 2003 period included expenses related to the Company's reverse/forward split referred to above.

During the three and nine month periods ended September 30, 2004, farming and other expenses at the Rampage Vineyard project, which was acquired in November 2003, were $290,000 and $1,030,000, respectively. These expenses primarily represent the cost of restoring approximately 310 acres of vines for future production. Restoration involves the application of farming practices including grafting to put the vineyard back into production. Farming related activities at the Rampage Vineyard project are expected to continue while the Company seeks to have the land entitled as a master-planned community. The Company has just begun the process to obtain the necessary entitlements to develop the Rampage Vineyard project as a master-planned community; a process that will require numerous regulatory approvals and take several years to complete.

Other income (expense) includes an increase in investment income of approximately $100,000 and $410,000 for the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. This increase is primarily due to greater interest income resulting from a larger amount of invested assets. Other income (expense) for the three and nine month period ended September 30, 2003 includes income from the reimbursement for improvement costs that were previously expensed at San Elijo Hills project and proceeds from an easement at the Otay Ranch project. Other income (expense) for the nine month period ended September 30, 2004 includes $1,606,000 for the remaining unamortized discount and related deferred costs on the LFC note which was fully repaid. Other income (expense) for the nine month period ended September 30, 2003 includes cash received to settle a dispute with one of the Company's vendors.

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

In addition to risks set forth in this and the Company's other public filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

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

Item 4.  Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting. The Company's independent registered public accountants will also be required to attest to and report on management's assessment.

     As part of the process of preparing for compliance with these requirements, in 2003, the Company initiated a review of its internal controls over financial reporting. As part of this review, management has been engaged in a process to document and evaluate the Company's internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed plan to (i) document the Company's internal controls over financial reporting, (ii) assess the adequacy of the Company's internal controls over financial reporting, (iii) take steps to improve control processes where appropriate and (iv) validate through testing that controls are functioning as documented. This documentation, evaluation and testing process will continue throughout the remainder of this year. There can be no assurance that deficiencies or weaknesses in the design or operation of internal controls over financial reporting will not be found and, if found, that the Company will have sufficient time to remediate any such deficiencies or weaknesses and perform testing procedures before the end of the year.

     The Company believes that any system of internal accounting controls, no matter how well designed and operated, can provide only reasonable (and not absolute) assurance that all of its objectives will be met, including the detection of fraud. Furthermore, no evaluation of internal accounting controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          The following matters were submitted to a vote of shareholders at the Company's 2004 Annual Meeting of Shareholders held on August 24, 2004.

          a)   Election of directors.



                                                                          Number of Shares
                                                                          ----------------
                                                                      For                   Withheld
                                                                     ---                   --------
                Patrick D. Bienvenue                                7,700,281                 35,694
                Paul J. Borden                                      7,700,281                 35,694
                Timothy M. Considine                                7,704,909                 31,066
                Ian M. Cumming                                      7,731,976                  3,999
                Michael A. Lobatz                                   7,731,556                  4,419
                Joseph S. Steinberg                                 7,710,468                 25,507



          b)   Ratification  of   PricewaterhouseCoopers   LLP,  as  independent
               auditors for the year ended December 31, 2004.

                For                                                 7,733,363
                Against                                                 1,468
                Abstentions                                             1,144
                Broker non-votes                                         --


          c)   Amendment to the Company's 1999 Stock Incentive Plan.

                For                                                 5,764,423
                Against                                               116,942
                Abstentions                                            73,659
                Broker non-votes                                    1,780,951

Item 6.   Exhibits.

          31.1 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification   of  Vice  President,   Treasurer  and  Controller
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                      HOMEFED CORPORATION
                                         (Registrant)




Date: November 5, 2004              By: /s/ Erin N. Ruhe
                                        ---------------------------
                                       Erin N. Ruhe
                                       Vice President, Treasurer and Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit Number                    Description


          31.1 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1      Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2      Certification  of Principal  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.