Form 10-K
period 2004-12-31
HOMEFED CORP
filed 2005-03-08
CIK 833795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________ to ___________

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

                                 (760) 918-8200

 (Address, Including Zip Code, and Telephone Number,Including Area Code,
                 of Registrant's Principal Executive Offices)
        Securities registered pursuant to Section 12(b) of the Act: None.

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

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of June 30, 2004, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $140,134,000 on that date.


As of March 1, 2005, there were 8,260,059 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

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

                  The Company's current development projects consist of two master-planned communities located in San Diego County, California: San Elijo Hills, and a portion of the larger Otay Ranch planning area. As discussed below, the Company acquired the San Elijo Hills project in October 2002 and as a result, the San Elijo Hills project has been included in the Company's consolidated financial statements since the date of acquisition. The Company also owns the Rampage property, a 2,159 acre grape vineyard located in southern Madera County, California, which is not currently entitled for commercial or residential development.

                  As the owner of development projects, the Company is responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities. Prior to commencement of development of a project, the Company may engage in incidental activities to maintain the value of the project. The Company develops and markets its communities in phases to allow itself the flexibility to sell finished lots to suit market conditions and to enable it to create stable and attractive neighborhoods. Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction. In addition, from time to time the Company will receive expressions of interest from buyers of multiple phases of a project, or the remaining undeveloped land of an entire project. The Company evaluates these proposals when it receives them, but no assurance can be given that the Company will sell all or any portion of its development projects in such a manner.

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

Current Development Projects

San Elijo Hills

                  In October 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS Holding Corporation ("CDS"), which through its majority-owned subsidiaries is the owner of the San Elijo Hills project. The $25,000,000 purchase price consisted of $1,000,000 in cash and 2,474,226 shares of the Company's common stock, representing approximately 30% of the Company's outstanding shares. The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, at completion is expected to be a community of approximately 3,500 homes and apartments, as well as commercial properties; the San Elijo Hills project is expected to be completed before the end of this decade. Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provided that the Company would participate in the net cash flow of the project through the payment of a success fee, and that the Company receive fees for the field overhead, management and marketing services it provides ("development management fees"), based on the revenues of the project. No success fee had been paid prior to the Company's acquisition of CDS. Through its majority owned subsidiaries, CDS has an effective 68% indirect equity interest in the San Elijo Hills project, after considering minority interests held by former owners of the project before CDS acquired its interest. However, CDS has the right to the return of funds advanced to the project and to receive a preferred return on its investment before any amounts are distributed to the minority shareholders. In 2004, dividends of $71,000,000 were paid by the Company's subsidiary that owns the San Elijo Hills project, of which $54,800,000 was ultimately received by the Company and the balance was paid to the minority interests. As a result, all amounts advanced to the project were repaid and the preferred return was fully satisfied. For more information on the minority interests, see Note 6 of Notes to Consolidated Financial Statements.

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

                                                           Year Ended              Year Ended           October 21, 2002 to
                                                        December 31, 2004      December 31, 2003        December 31, 2002
                                                        -----------------      -----------------        -----------------
                                                                           (Dollars in thousands)

Number of units sold (1)                                            139                    739                    92
School  site                                                          1                  --                    --
Aggregate sales proceeds from sales of residential
    and school sites, net of closing costs (2)                 $ 53,200               $133,400              $ 24,700
Development management fees earned                             $  3,300               $  8,100              $  1,400


(1) Units are comprised of single family lots, multi-family units and very low income apartment units.
(2) Excludes profit participation and consent fees described elsewhere in this Report which are received subsequent to the closing of the land sales.

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

                   As of December 31, 2004, the Company estimates that it will spend approximately $8,900,000 to complete the required improvements to sold properties, which results in a deferred revenue balance of $39,100,000. The Company will recognize the deferred revenue in its consolidated statements of operations as the required improvements are completed under the percentage of completion method of accounting.

                   As of March 1, 2005, the Company has entered into agreements to sell 241 single family lots for aggregate cash proceeds of $103,900,000 (of which $8,000,000 has been received as a non-refundable deposit), and 131 multi-family units for aggregate cash proceeds of $36,000,000 (of which $3,700,000 has been received as a non-refundable deposit). After considering this land under contract for sale, the remaining land at the San Elijo Hills project to be developed and sold or leased consists of the following:

      Single family lots to be developed and sold                      429
      Multi-family units                                                40
      Square footage of commercial space                           135,000

                   The Company's current plans are to construct the multi-family units rather than sell them to another developer, after which the units will be sold or leased. Assuming the Company's development is not delayed, it expects to close the sales of the remaining residential units during 2005 and 2006; however, development activity on units sold is expected to continue into 2006 and on common areas into 2007.

                   With respect to the commercial space, the Company's current plan is to construct some of the commercial space rather than sell it to a builder. The commercial lots are substantially developed; however, with the exception of the visitors' center, the Company has not yet constructed buildings on the commercial lots. The Company's plan for the town center includes a supermarket, gas station, office space and other stores, and discussions have begun with prospective users of the commercial space. The Company expects it will begin commercial space construction during 2005.

                   Although these development plans are based on the Company's current intentions, these plans could change, including as a result of actions of local regulatory authorities.

                   In order for the City of San Marcos to issue building permits to the Company's prospective lot purchasers for lot sales above certain thresholds, improvements to two off site roads need to be under construction. Pursuant to the project development agreement with the City of San Marcos/Redevelopment Agency of San Marcos (the "City"), the Company is required to contribute $11,000,000 to fund a portion of the cost of building these roads, including the acquisition of land, rights of way and/or environmental permits prior to the commencement of construction. The City will fund any costs in excess of this amount. During 2004, the Company commenced construction of one of the roads which it expects to complete during 2005. The City has agreed to impose a special tax which would be levied against future property owners of a portion of the San Elijo Hills project that would give homebuilders the right to receive funds from the City related to the cost of public infrastructure improvements which were made at the Company's expense; a benefit which the Company believes would enable it to recover all or a portion of these road construction costs by charging homebuilders a price in excess of the market price. However, there is no assurance that the Company will be successful in recovering its expenses through higher prices to homebuilders.

                   In February 2005, the Company received the remaining environmental permit and commenced construction of the second off site road referred to above. The commencement of construction of this road removes the last significant limitation to the issuance of building permits at the San Elijo Hills project. Absent unforeseen developments, the removal of this restriction should enable the Company to complete the development of this project in accordance with its plans.

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

                   Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not formally in liquidation or under the supervision of insurance regulators, it is uncertain whether they will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are insolvent, whether state insurance guaranty funds would be available to pay the claim. In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through May 31, 2004. The Company continues to investigate whether insurance coverage for future home sales at the San Elijo Hills project is available at acceptable prices; however, the Company has not yet found insurance coverage at an acceptable price.

Otay Ranch

                  In October 1998, the Company and Leucadia formed Otay Land Company, LLC ("Otay Land Company") to purchase approximately 4,850 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master-planned community south of San Diego, California. Otay Land Company acquired this land for $19,500,000. When Otay Land Company was formed, Leucadia contributed $10,000,000 as a preferred capital interest, and the Company contributed all other funds as non-preferred capital. In April 2003, Otay Land Company sold 1,445 acres to an unrelated third party and used a portion of the proceeds from the sale to fully redeem Leucadia's preferred capital interest. As a result, Otay Land Company became a wholly-owned subsidiary of the Company.

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

                  In April 2003, at the urging of the City of Chula Vista, the developers within Otay Ranch (including Otay Land Company) entered into a three year agreement to limit the number of annual building permits they would utilize to an aggregate of 2,210 per year for all developers, with certain exceptions. The City has requested that this agreement be extended for another three years after it expires in April 2006. If the developers do not agree to extend the restriction, the City has the right to unilaterally impose a restriction on the number of building permits that can be issued. The current draft allocation for Otay Land Company is acceptable to the Company. However, there is no guaranty that this agreement will be extended or, if it is, that the proposed permit allocation will not change.

                  In August 2002, Otay Land Company reached an agreement with the City of Chula Vista and another party whereby the City agreed to acquire 439 acres of mitigation land from Otay Land Company by eminent domain proceedings. On January 15, 2004, these proceedings were concluded and the mitigation land was sold to the City for aggregate proceeds of approximately $5,800,000, substantially all of which had been received as of December 31, 2003. A pre-tax gain of approximately $4,800,000 was recognized in 2004.

                  After considering the above transactions, Otay Land Company owns approximately 2,900 acres, of which the total developable area is approximately 700 acres, including approximately 170 acres of land designated as "Limited Development Area and Common Use Area." The remaining approximately 2,200 acres are designated as various qualities of non-developable open space mitigation land. Under the General Development Plan, 1.188 acres of open space mitigation land from within the Otay Ranch project must be dedicated to the government for each 1.0 acre of land that is developed, excluding land designated Limited Development Area and Common Use Area.

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

                  The Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Company has been working with the City of Chula Vista and other developers on a General Development Plan Amendment for the overall Otay Ranch area. The City has incorporated the Company's proposed designs for Otay Land Company's holdings, and has stated it intends to consider approval of the General Development Plan Amendment in March 2005. If adopted, this amendment would increase Otay Land Company's approved residential units from 2,880 to 5,500, and leave in place its existing approval for 1.8 million square feet of commercial space. However, even if the General Development Plan Amendment is approved, significant design and processing will be required in order to fully entitle the property before development and sale of finished neighborhoods to builders can begin.

                  Even if Otay Land Company receives its entitlements to develop its property, it is uncertain whether it will fully develop or sell its developable land. As a result, the Company is unable to predict when revenues will be derived from this project. As indicated above, the ultimate development of projects of this type is subject to significant governmental and environmental regulation and approval and is likely to take many years. For additional information concerning governmental and environmental matters, see "Government Regulation" and "Environmental Compliance" below.

Other Projects

Rampage Property

                  In November 2003, the Company purchased a 2,159 acre grape vineyard located in southern Madera County, California. The purchase price for the property was $5,700,000, excluding expenses, of which $1,700,000 was paid in cash and the balance was financed. The Company has leased the farming rights to approximately one-half of the property to one of its former owners for a fifteen year period; however, the lease can be cancelled by the Company, in whole or in part, after five years (providing two years notice are given), or can be cancelled earlier upon the occurrence of certain other specified events. The lease provides that annual rent payments will be based upon the revenue received by the tenant from selling the grapes produced, but the amount is not expected to be material.

                   Although this property is not currently entitled for residential development, it is located in a growing residential area northeast of Fresno, California. The Company purchased this land with the intention of obtaining the necessary entitlements to develop the property as a master-planned community; however, approvals from various government agencies will be required, including the acquisition of a water supply that meets regulatory requirements. The Company expects the entitlement process will take several years and no assurance can be given that such entitlements will be obtained. In the interim, the Company is engaged in farming activities necessary to maintain the vineyard.

                  On January 6, 2005, an owner of adjacent property purported to exercise options to purchase 600 acres of the Rampage property for approximately $5,000,000. The party also filed a complaint against the Company and the former owners of the Rampage property. The complaint alleges the property has been devalued by approximately $3,000,000 due to poor farming practices since approximately 2001. The Company is presently evaluating the validity of the option, the notice of exercise, the claimed option price and the allegations of the complaint.

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

                  The Company obtained a preliminary remediation study concerning approximately 30 acres of undeveloped land in the Otay Ranch master-planned community that is owned by a subsidiary of Otay Land Company, Flat Rock Land Company, LLC ("Flat Rock"). Flat Rock owns approximately 265 acres of the Company's total holdings in the Otay Ranch area, including 100 developable acres. The need for remediation results from activities conducted on the land prior to Otay Land Company's ownership. Based upon the preliminary findings of this study, in 2002 the Company estimated that the cost to implement the most likely remediation alternative would be approximately $11,200,000, and accrued that amount as an operating expense. The estimated liability is neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. The Company periodically adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs.

                  During 2003, Otay Land Company developed an investigation plan, which the San Diego Department of Environmental Health ("DEH") approved, to further determine the nature and extent of contamination on the property. In January 2004, the State Department of Toxic Substance Control ("DTSC") approved DEH as the overseeing agency for the site investigation and the remediation. Flat Rock selected an environmental consultant to implement the investigation plan, which has been conducted under the San Diego County Voluntary Cleanup Program and under the oversight of the DEH. Flat Rock expects to complete the investigation during 2005, after which it will submit its remediation plan to and seek approval from the DEH. However, the Company is unable to predict when the remediation will commence and there is no current regulatory requirement to commence remediation by a fixed date. Further, Otay Land Company and Flat Rock have filed a lawsuit in Federal Court in the Southern District of California seeking compensation from the parties which it believes are responsible for the contamination. However, the Company can give no assurances that this lawsuit will be successful or that it will be able to recover any of the costs incurred in investigating and/or remediating the contamination.

Employees

                  At December 31, 2004, the Company and its consolidated subsidiaries had 21 full-time employees.


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

                  The Company does not maintain a website. The Company will provide without charge upon written request copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Requests for such copies should be directed to: HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, CA 92008 (telephone number
(760) 918-8200), Attention: Corporate Secretary.

Item 2.  Properties.
------   ----------

                  The Company currently develops two real estate properties, the San Elijo Hills project and the Otay Land Company project, and owns the Rampage property, all of which are described under Item 1, Business. Real estate had an aggregate book value of approximately $47,100,000 at December 31, 2004.

                  The Company leases 8,944 square feet for its corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008. A portion of this space was sub-leased to Leucadia for a monthly base rental of $4,100 in 2004.

Item 3.  Legal Proceedings.
------   -----------------

                  The Company is not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

                  Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------  ----------------------------------------------------------------------

                  The Company's common stock is traded in the over-the-counter market under the symbol "HOFD." The Company's common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system. All common share and per share amounts in this Report have been restated to give retroactive effect to a reverse/forward stock split of the Company's common stock, the net effect of which was a reverse 1-for-10 stock split effected on July 14, 2003 following shareholder approval.

                  The following table sets forth the high and low bid price of the Company's common stock for each quarterly period within the two most recent fiscal years. The prices below are based on the high and low bid price per share, as published by the National Association of Securities Dealers OTC Bulletin Board Service, as adjusted to give retroactive effect to the reverse/forward stock split.


                                                             High             Low
                                                            -------          ------


Year ended December 31, 2003
        First Quarter                                      $  15.30        $  13.50
        Second Quarter                                        29.00           13.70
        Third Quarter                                         28.40           22.50
        Fourth Quarter                                        30.00           24.30

Year ended December 31, 2004
        First Quarter                                      $  34.60        $  29.25
        Second Quarter                                        35.00           32.00
        Third Quarter                                         44.20           33.25
        Fourth Quarter                                        52.50           42.00

Year ending December 31, 2005
        First quarter (through March 1, 2005)              $  56.50        $  49.75



                  The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions. On March 1, 2005, the closing bid price for the Company's common stock was $54.65 per share. As of that date, there were 1,109 stockholders of record. The Company did not declare dividends on its common stock during 2003 or 2004.

                  The Company does not currently meet certain requirements for listing on a national securities exchange or inclusion on the Nasdaq Stock Market.

                  The Company and certain of its subsidiaries have net operating loss carryforwards ("NOLs") and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could impose limitations on the use of its tax attributes, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from accumulating five percent or more of the common stock and the ability of persons or entities now owning five percent or more of the common stock from acquiring additional common stock. The restrictions will remain in effect until the earliest of (a) December 31, 2010,
(b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

                  The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.


Item 6.  Selected Financial Data.
------   -----------------------

                  The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 7 of this Report. The results of CDS are included in the Company's consolidated results of operations from the date of acquisition (October 21, 2002), and is the primary reason for the significant increase in revenues, expenses and profitability as compared to earlier periods. As indicated above, all common share and per share amounts have been restated to give retroactive effect to the reverse/forward stock split.


                                                                                 Year Ended December 31,
                                                    --------------------------------------------------------------------------
                                                        2004            2003              2002           2001         2000
                                                    -----------    -------------       ------------    ---------    ----------
                                                                     (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
  Revenues (1)                                       $  81,671       $ 148,285          $  13,111       $  6,523      $  5,175
  Expenses (2)                                          26,490          50,575             22,418          6,932         7,754
  Income (loss) before minority interest                47,633          85,237             (9,375)          (377)       (2,409)
  Net income (loss)                                     36,792          74,076            (11,086)        (1,377)       (3,409)
  Basic income (loss) per share                         $ 4.46          $ 9.08            $ (1.80)       $ (0.24)      $ (0.60)
  Diluted income (loss) per share                       $ 4.45          $ 8.99            $ (1.80)       $ (0.24)      $ (0.60)


                                                                                 Year Ended December 31,
                                                    --------------------------------------------------------------------------
                                                        2004            2003              2002           2001         2000
                                                    -----------    -------------       ------------    ---------    ----------
                                                                     (In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents                          $  34,634       $  43,503          $  33,601       $  1,454      $  1,631
  Investments                                           82,249          88,519              --             --            --
  Real estate                                           47,126          37,612             31,108         23,890        22,979
  Total assets                                         211,487         217,010            117,043         25,804        24,818
  Note payable to Leucadia Financial Corporation         --             24,716             23,628         22,508        21,474
  Other notes payable                                   16,620          13,580             16,704           --            --
  Stockholders' equity (deficit)                       113,751          76,330              1,650        (11,623)      (10,421)
  Shares outstanding                                     8,260           8,155              8,155          5,680         5,680
  Book value per share                                 $ 13.77         $  9.36              $ .20        $ (2.05)       $(1.83)


(1) Prior to the acquisition of CDS, includes development management fee income from San Elijo Hills of $1,600,000 for the period from January 1, 2002 to October 21, 2002, and $4,800,000 and $3,500,000 for the years ended December 31, 2001 and 2000, respectively. After the acquisition, these payments are no longer reflected as revenues since they are eliminated in consolidation.
(2) Includes provisions for environmental remediation of $1,300,000, $300,000 and $11,200,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is more fully discussed in Results of Operations below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------   -----------------------------------------------------------------------

                  The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

Liquidity and Capital Resources

                  Net cash provided by operating activities, principally from the proceeds from the sale of real estate, was $22,500,000, $119,000,000 and $16,600,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The large fluctuations in operating cash flows from year to year result from the timing of real estate sales, principally at the San Elijo Hills project. The San Elijo Hills project is being sold in phases, and the quantity of lot inventory available for sale can vary greatly from period to period. During 2003, the Company closed on the sales of substantially more lot inventory than any other period, the timing of which reflects both the strong residential real estate market at San Elijo Hills and the planned phasing of the project. Information about the remaining real estate to be sold at the San Elijo Hills project is provided below. Operating cash flows in 2003 also reflect the sale of a relatively large piece of land at the Otay Ranch project. Because of the nature of its real estate projects, the Company does not expect operating cash flows will be consistent from year to year.

                  The parent company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with Leucadia, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of December 31, 2004, the Company had consolidated cash and cash equivalents and marketable securities aggregating $116,900,000. The Company's investment portfolio and cash equivalents are comprised entirely of highly rated investment grade securities issued by agencies of the U.S. government that all mature within one year. During 2004, dividends of $71,000,000 were paid by the Company's subsidiary that owns the San Elijo Hills project, of which $16,200,000 was paid to the minority interests in the San Elijo Hills project, and the Company retained the balance. The dividends retained by the Company did not increase the amount of consolidated liquidity reflected on the Company's consolidated balance sheet; however, they did increase the liquidity of the parent company. As of December 31, 2004, the parent company has approximately $73,400,000 of liquid assets to satisfy its needs, the needs of its subsidiaries and for future investment opportunities.

                  The Company expects that its cash on hand, together with the sources described above, will be sufficient for both its short and long term liquidity needs. Residential sales at the San Elijo Hills project are expected to be a continuing source of funds to the Company through 2006 if project development continues as planned, and if economic conditions remain favorable for the local housing market. Thereafter, cash flow from the San Elijo Hills project will principally result from the sale or lease of the commercial space. Until the Company is reasonably assured it will be able to sell or lease developed property for an adequate return, the San Elijo Hills project will not require significant funds for development. The Company is not relying on receipt of funds from Otay Land Company for the foreseeable future, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty. However, except for the environmental remediation matter discussed below, Otay Land Company is not expected to require material funds in the short term, and long term needs will not be determined until a development plan is established. The Company does not anticipate that the Rampage property will require any significant funding or be the source of significant funds for the next few years. The Company is not currently committed to acquire any new real estate projects, but it does have sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

                  In March 2004, the Company prepaid its $26,462,000 borrowing from Leucadia in full, using its available cash. Although the Company has no current plans or intentions to replace this debt, the Company believes that it will have access to financing on acceptable terms should the need arise. Since the note was reflected in the consolidated balance sheet net of a discount of $1,606,000, the entire discount was reflected as an expense in the Company's 2004 consolidated statement of operations.

                  The Company currently has an unsecured $10,000,000 line of credit agreement with Leucadia, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per year. As of March 1, 2005, no amounts were outstanding under this facility.

                  When the Company acquired the Rampage property in 2003, $4,300,000 of the purchase price was to be paid to the seller by the end of 2004 and was reflected in the balance sheet as an other liability as of December 31, 2003. To secure its obligation to the seller, the Company gave the seller a letter of credit that was fully collateralized by cash. The property was encumbered by a mortgage lien granted by the seller and, although the Company was not obligated to satisfy the mortgage, it did agree to make interest payments due under the mortgage during 2004; in addition, any principal payments made by the Company to the mortgagee reduced the balance owed by the Company to the seller. If the seller had provided the mortgagee with replacement collateral and obtained a release of the mortgage lien before the end of 2004, the Company would have been obligated to pay the balance due to the seller. However, because the seller did not obtain a release of the mortgage lien, the Company is no longer obligated to pay any further amounts to the seller, but is now obligated to make all debt service payments to the mortgagee. In addition, as of December 31, 2004, the letter of credit expired and the cash collateral was released. At December 31, 2004, the principal amount of the mortgage is $3,700,000, it bears interest at 7 1/4% and requires an annual payment of interest and principal of $424,000 that fully amortizes the loan by its maturity in January 2018.

                  During 2004, two neighborhoods at the San Elijo Hills project consisting of 94 single family lots and 45 multi-family units were sold for an aggregate purchase price of $33,000,000, net of closing costs. Of this amount, $3,100,000 related to non-refundable options payments that were received in 2003. In addition, the Company sold a school site for a purchase price of $20,200,000, net of closing costs. At December 31, 2004, $18,500,000 of revenue related to these sales was deferred since the Company is required to complete certain improvements under the purchase agreements.

                  As of December 31, 2004, the aggregate balance of deferred revenue for all real estate sales (including the 2004 sales) was $39,100,000, which the Company estimates will be substantially recognized as revenue by the end of 2006. The Company estimates that it will spend approximately $8,900,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

                  As of December 31, 2004, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

              Single family lots to be developed and sold              670
              Multi-family units                                       171
              Square footage of commercial space                   135,000

                  In October 2004, the school district relinquished its option to acquire a ten acre school site within the project. Once the Company received notice from the school district, underlying zoning regulations permitted the construction of 135 multi-family units on the site, 67 of which were previously allocated to single family lots. These changes are reflected in the table above.

                  As of March 1, 2005, the Company has entered into agreements with homebuilders to sell 241 single family lots for aggregate cash proceeds of $103,900,000, pursuant to which it had received non-refundable option payments of $8,000,000, which were received in 2004. In addition, the Company has entered into an agreement with a builder to sell 131 multi-family units at a sales price of $36,000,000, pursuant to which it received a non-refundable option payment of $3,700,000 in 2004. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. The Company is also currently marketing for sale 79 single family lots which are luxury estate lots which may, by their nature, take more time to sell.

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

                    During 2004, the Company recorded $4,500,000 of revenues related to revenue or profit sharing payments received from homebuilders who purchased lots in the San Elijo Hills project. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes. Since the future plans and potential profits of the Company's homebuilders are uncertain, the Company is unable to predict whether additional payments will be received in the future.

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

                  Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not formally in liquidation or under the supervision of insurance regulators, it is uncertain whether they will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are insolvent, whether state insurance guaranty funds would be available to pay the claim. In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through May 31, 2004. The Company continues to investigate whether insurance coverage for future home sales at the San Elijo Hills project is available at acceptable prices; however, the Company has not yet found insurance coverage at an acceptable price.

                  In August 2002, Otay Land Company reached an agreement with the City of Chula Vista and another party whereby the City agreed to acquire 439 acres of mitigation land from Otay Land Company by eminent domain proceedings. In January 2004, these proceedings were concluded and the mitigation land was sold to the City for aggregate proceeds of approximately $5,800,000, substantially all of which had been received as of December 31, 2003. A pre-tax gain of approximately $4,800,000 was recognized in 2004.

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

                  As indicated in the table below, at December 31, 2004, the Company's contractual cash obligations totaled $21,491,000. The notes payable to trust deed holders are collateralized by the San Elijo Hills project. The Rampage note payable is collateralized by the Rampage property. For additional information, see Note 5 of Notes to Consolidated Financial Statements.


                                                                             Payments Due by Period (in thousands)
                                                ------------------------------------------------------------------------

                                                Total Amounts     Less Than 1                                    After 5
Contractual Obligations                           Committed          Year        1-3 Years     4-5 Years         Years
-----------------------                           ---------          ----        ---------     ---------         -----

Notes payable to trust deed holders               $ 14,339          $  --        $    161       $   538          $13,640
Rampage note payable, including interest             5,941             424            849           849            3,819
Operating lease, net of sublease income              1,211             214            460           493               44
                                                  --------          ------       --------       -------         --------
Total Contractual Cash Obligations                $ 21,491          $  638       $  1,470       $ 1,880         $ 17,503
                                                  ========          ======       ========       =======         ========

                  Pursuant to an agreement with the City of San Marcos, the Company is contractually obligated to contribute up to $11,000,000 towards the cost of improving two off site roads to the San Elijo Hills project, which is not reflected in the table above. The City of San Marcos is obligated to fund the balance of the cost of the roads. The Company expects it will substantially complete its road construction obligation by the end of 2005.

                  As of December 31, 2004, the Company had NOLs of $143,000,000 available to reduce its future federal income tax liabilities and $7,400,000 of alternative minimum tax credit carryovers. The federal NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, the Company expects to pay federal income tax at a rate of 20% during future periods. For more information, see Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of CDS and its subsidiaries both before and after the acquisition of CDS by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, certain of the Company's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2004, the amount of outstanding bonds was approximately $28,200,000, none of which has been drawn upon.

Results of Operations

Critical Accounting Estimates

                  The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from those estimates.

                  Profit Recognition on Sales of Real Estate - When the Company has an obligation to complete improvements on property subsequent to the date of sale, it utilizes the percentage of completion method of accounting to record revenues and cost of sales. Under percentage of completion accounting, the Company recognizes revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas. Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets. As of December 31, 2004, the Company's deferred revenue balance aggregated $39,100,000.

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

                  Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period. The valuation allowance is determined after considering all relevant facts and circumstances, but is significantly influenced by the Company's projection of taxable income in the future. The Company calculated the allowance based on the assumption that it would be able to generate future taxable income of approximately $205,000,000, which is sufficient to fully utilize the Company's NOLs, but not all of its alternative minimum tax credit carryovers.

                  The calculation of the valuation allowance recognizes that the Company's NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%. When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which can be used to reduce its future federal income tax rate once it has used all of its NOLs. Assuming the Company realizes its projected taxable income in the future and fully utilizes its NOLs, it will have approximately $36,000,000 of minimum tax credit carryovers to reduce future federal income taxes payable. However, the minimum tax credit carryovers are only able to reduce the Company's federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $175,000,000 of taxable income above its current estimate to fully use them. As a result, the Company has reserved for a substantial portion of this benefit in its valuation allowance.

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

                  In each of the last two years, the Company has reduced its valuation allowance and federal income tax expense as a result of increases in its projected taxable income. During this period, the Company has entered into lot sale agreements at the San Elijo Hills project for prices that continue to increase, at a rate greater than had been expected. The increase in projected income results from the continued strong residential housing market in the San Elijo Hills area and the Company's management applying a conservative approach to estimating future results. Further, since the Company's plans for development at the Otay Ranch and Rampage properties are uncertain, the Company has not included estimates of future revenues from these projects in its taxable income projections. The Company believes that real estate markets and demand can change quickly, and that projecting profits for these projects at this time is not appropriate. Adjustments to the valuation allowance in the future should be expected.

                  Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, the Company recorded a charge of $11,200,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by the Company's subsidiary, Flat Rock Land Company. The estimated liability was neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs. The Company may begin remediation during 2005, although it has no obligation to do so. The Company does not currently know when the funds for remediation activities will be spent.

                  Flat Rock is currently performing an investigation and is preparing the required documentation in order to obtain approval of a remediation plan from the appropriate regulatory authority. Flat Rock expects that it will be able to submit its remediation plan by the end of 2005. As it continues its investigation and develops its remediation plan, the Company may conclude that the current estimate of its liability needs to be adjusted. A change to the current estimate could result from, among other things, a conclusion that a different remediation alternative is more appropriate (which could increase or decrease the estimate), that the cost to implement any remediation alternative is different than the Company's current estimate and/or requirements imposed by regulatory authorities that the Company did not anticipate but is nevertheless required to implement. The Company periodically adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                   Provision for Losses on Real Estate - The Company's real estate is carried at cost. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different. The Company has not recorded any such provisions du ring the three year period ended December 31, 2004.

Statement of Operations

                  The Company currently has two significant real estate development projects, the San Elijo Hills project and the Otay Ranch project. The Company acquired the San Elijo Hills project in October 2002, and this acquisition accounts for the significant increase in revenues, cost of sales and profitability as compared to earlier periods. The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,364 single family lots, 830 multi-family units, 272 very low income apartment units, two school sites and commercial space which will be sold or leased. As of March 1, 2005, the remaining land at the San Elijo Hills project to be developed and sold or leased (including real estate under contract for sale) consisted of 670 single family lots, 171 multi-family units and 135,000 square feet of commercial space. The Company currently plans to complete its development of residential sites during 2005 and 2006, after which remaining activity at the San Elijo Hills project will be primarily concentrated on the commercial sites. These estimates of future property available for sale and the timing of the sales are derived from the current plans for the project, and could change based upon the actions of the project's homebuilders or regulatory agencies.

                  While the San Elijo Hills project is a development community with significant sales activity, sales at the Otay Ranch project have been limited to three individual transactions for relatively large amounts of land. Individual lot development at the Otay Ranch project has not yet begun, as the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of the property. If and when the Company determines to commence lot development at the Otay Ranch project, it is expected to last several years. Similarly, the Rampage property is not expected to have sales activity for several years. Approximately one-half of the Rampage property has been leased to another party for a minimum of five years (the net lease income is not expected to be significant), and any residential development can only commence after approvals are obtained from several government agencies.


         Real Estate Sales Activity

                  San Elijo Hills Project:

                  The Company has closed on sales of real estate and recognized revenues as follows:

                                                             Year Ended             Year Ended         October 21, 2002 to
                                                        December 31, 2004      December 31, 2003        December 31, 2002
                                                        -----------------      -----------------        -----------------
                                                                                             (Dollars in thousands)


Single family units                                                   94                    535                   92
Multi-family units                                                    45                  --                    --
Very low income apartment units                                    --                       204                 --
School sites                                                           1                  --                    --
Purchase price, net of closing costs                           $  53,200             $  133,400             $ 24,700
Revenues recognized on closing date                            $  28,800             $   77,100             $  3,600


                  As discussed above, a portion of the revenue from these sales was deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include previously deferred amounts of $38,800,000, $35,500,000 and $1,400,000 for 2004,
2003 and 2002, respectively, which were recognized upon completion of certain required improvements.

                  Revenues from sales of real estate also include amounts received pursuant to profit sharing agreements with homebuilders of $4,500,000, and $5,500,000 during 2004 and 2003, respectively. Additionally, revenues from sales of real estate in 2003 include approximately $3,000,000 paid by one of San Elijo's homebuilders for the Company's consent to allow the homebuilder to re-sell his lots to another homebuilder.

                  During 2004, 2003 and 2002, cost of sales of real estate aggregated $16,000,000, $29,100,000 and $2,000,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

                  Otay Ranch Project:
                  ------------------

                  During 2004, sales of real estate were $5,800,000 relating to an agreement with the City of Chula and another party whereby the City agreed to acquire 439 acres of mitigation land by eminent domain proceedings. Sales of real estate during 2003 consist of $22,500,000 from the sale of 1,445 acres. For 2002, sales of real estate consist of $4,300,000 from the sale of 85 acres of developable land.

                  During 2004, 2003 and 2002, cost of sales of real estate aggregated $1,000,000, $4,800,000 and $800,000, respectively. Cost of sales is based upon the allocation of project costs to individual parcels, based upon their relative fair values, in addition to closing costs and commissions, if any.

                  Paradise Valley Project:
                  -----------------------

                  During 2003, the Company disposed of all of its remaining interest in the Paradise Valley project and recognized pre-tax income of $1,500,000, net of $300,000 that was allocated to the minority interest. There were no sales relating to this project in 2002.


         Other Results of Operations Activity

                  The Company recorded co-op marketing and advertising fees of approximately $3,700,000, $1,300,000 and $1,900,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

                  Prior to the acquisition of CDS, the Company recognized development management fee income in its consolidated statements of operations. While development management fees have continued to be a source of liquidity to the parent company since the acquisition of CDS, they are no longer reflected in the consolidated statements of operations since they are intercompany payments from a subsidiary and are eliminated in consolidation. Development management fee income from the San Elijo Hills project was approximately $1,600,000 for the period from January 1, 2002 to October 21, 2002.

                  Income from options on real estate properties reflects non-refundable fees of approximately $300,000 in 2002. Payments received were to extend the closing date on the sale of the 85 acres of developable land at the Otay Ranch project, which closed in June 2002.

                  As more fully discussed above, in 2002, the Company recorded a provision of approximately $11,200,000, representing its estimated cost of environmental remediation. During 2004, the Company revised its estimate and recorded approximately $1,300,000 of additional expense, primarily due to higher site investigation and remediation costs. In 2003, the Company recorded approximately $300,000 of additional expense, primarily for consulting costs.

                  Interest expense reflects the interest due on indebtedness to Leucadia of approximately $400,000, $1,600,000 and $1,700,000 for 2004, 2003 and
2002, respectively. Interest expense also includes amortization of debt discount related to the indebtedness to Leucadia of $300,000, $1,100,000, and $1,100,000 for 2004, 2003 and 2002, respectively. As described above, the borrowing from Leucadia was fully repaid in March 2004; as a result these interest costs ceased at the date of repayment. In addition, interest expense includes $300,000 for 2004 and was not material for 2003, with respect to the Rampage property.

                  Interest expense excludes capitalized interest of $1,200,000 and $1,400,000 for the years ended December 31, 2004 and 2003, respectively, and $200,000 for the period from October 21, 2002 to December 31, 2002. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

                  General and administrative expenses decreased by $1,500,000 during 2004 as compared to 2003 due to decreases in salaries expense of $2,600,000 and stock compensation expense of $600,000. The decrease in salaries expense related to reduced bonus expense and the resignation of two executive officers in March 2004 who have not been replaced. Stock compensation expense declined because the performance stock options (granted in 2000) became fully vested in 2003. General and administrative expenses also reflect an increase in farming and other expenses at the Rampage property, which was acquired in November 2003, and legal fees. The increase in expenses at the Rampage property of $1,200,000 primarily represents the cost of restoring approximately 310 acres of vines for future production. Restoration involves the application of farming practices including grafting to put the vineyard back into production. Farming related activities at the Rampage property are expected to continue while the Company seeks to have the land entitled as a master-planned community. The Company has just begun the process to obtain the necessary entitlements to develop the Rampage property as a master-planned community; a process that will require numerous regulatory approvals and is expected to take several years to complete. Legal fees increased by $500,000 due to costs associated with pursuing claims against previous owners of undeveloped land that is undergoing environmental remediation at the Otay Ranch project.

                  General and administrative expenses increased by $6,500,000 during 2003 as compared to 2002 due to expenses of $1,500,000 related to CDS, greater expenses related to employee compensation of $3,200,000 and legal and professional fees. The increase in employee compensation is due to higher bonuses attributable to better Company performance in 2003 compared to 2002. The increase in legal and professional fees of $1,400,000 principally reflects costs associated with the Otay Ranch project, including costs incurred in connection with the eminent domain proceedings by the City of Chula Vista discussed above, and expenses of $120,000 related to the Company's reverse/forward split. In addition, general and administrative expenses increased by $300,000 in 2003 as compared to 2002 for previously deferred stock compensation expense due to a charge related to certain performance options that were no longer subject to forfeiture and greater appreciation of the Company's stock price.

                  The decrease in other income, net for 2004 as compared to 2003 primarily relates to $1,600,000 for the remaining unamortized discount and related deferred costs on the indebtedness to Leucadia, which was fully repaid in March 2004. Other income in 2004 also reflects an increase in investment income of $600,000 due to greater interest income resulting from a larger amount of invested assets. Other income in 2003 includes income of $200,000 from the reimbursement for improvement costs that were previously expensed at the San Elijo Hills project, proceeds of $200,000 from an easement at the Otay Ranch project and cash received of $300,000 to settle a dispute with one of the Company's vendors.

                  The increase in other income, net for 2003 as compared to 2002 primarily relates to greater interest income of $800,000 resulting from a larger amount of invested assets, and the aforementioned income from the reimbursement for improvement costs that were previously expensed at the San Elijo Hills project, proceeds from an easement at the Otay Ranch project and cash received to settle a dispute with one of the Company's vendors. These increases were partially offset by the gain on a sale of a foreclosed property in 2002 for $100,000.

                  The decrease in minority expense in 2004 as compared to 2003 relates to lower sales at the San Elijo Hills project. The increase in minority interest expense for 2003 as compared to 2002 is primarily due to the minority interest related to CDS (which was acquired in October 2002) and increased preferred capital interest related to Otay Ranch (prior to its redemption in 2003).

                  As a result of an increase in the Company's estimates of future taxable income that exceeded its earlier estimates, the Company reduced its income tax valuation allowance to recognize additional benefits from its NOLs and minimum tax credit carryovers and recorded a credit to its income tax provision of $15,000,000 and $26,065,000 for the years ended December 31, 2004 and 2003, respectively. Income taxes paid for 2002 principally relate to state income taxes, reduced by a refund of prior year federal alternative minimum tax payments. In 2002, the Company did not recognize income tax benefits for its losses due to the uncertainty of sufficient future taxable income which is required in order to recognize such tax benefits. For more information, see Note 10 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

                  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R. SFAS 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

                  In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29" ("SFAS 153"), which is effective for fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 will not have any material effect on the consolidated financial statements; however, SFAS 153 could impact the accounting for future transactions, if any, within its scope.

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

                  The factors that could cause actual results to differ materially from those suggested by any of these statements or which may materially and adversely affect the Company's actual results include, but are not limited to, those discussed or identified from time to time in our public filings, including:

o Changes in prevailing interest rate levels, including mortgage rates. Any significant increase in the prevailing low mortgage interest rate environment could reduce consumer demand for housing.

o Changes in domestic laws and government regulations or requirements and in implementation and/or enforcement of governmental rules and regulations. The Company's plans for its development projects require numerous governmental approvals, licenses, permits and agreements, which must be obtained before development and construction may commence. The approval process can be delayed by withdrawals or modifications of preliminary approvals, by litigation and appeals challenging development rights and by changes in prevailing local circumstances or applicable laws that may require additional approvals or as a result of additional time required to obtain government approvals.

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

o Property in California is at risk from earthquakes. Although research on earthquake prediction has increased in recent years, it cannot be predicted when and where an earthquake will occur. We do not intend to obtain earthquake insurance for our projects. An earthquake could cause structural damage or destroy our projects, which could have an adverse financial impact on us.

o Under California law we could be liable for some construction defects in homes we build or that are built on land that we develop. California law imposes some liabilities on developers of land on which homes are built as well as on builders. Future construction defect litigation could be based on a strict liability theory based on our involvement in the project or it could be related to infrastructure improvements or grading, even if we are not building homes ourselves.

o The inability to insure certain risks economically. The Company cannot be certain that it will be able to insure all risks that it desires to insure, that it can insure risks economically or that all of its insurers will be financially viable if a claim is made by the Company.

o The availability of adequate water resources and reliable energy sources in the areas where the Company owns real estate projects. Any shortage of reliable water and energy resources or a drop in consumer confidence in the dependability of such resources in areas where the Company owns land may adversely affect the values of properties owned by the Company and curtail development projects.

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

                  At December 31, 2004, the Company had investments of approximately $82,200,000 in securities issued by the U.S. government and its agencies. The Company's investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in shareholders' equity. The securities in the portfolio are rated "AAA" and "Aaa" by Standard & Poor's and Moody's, respectively. All of these fixed income securities mature in 2005; the estimated weighted average remaining life of these fixed income securities was approximately 0.2 years at December 31, 2004. At December 31, 2003, the Company's investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.2 years and a weighted average interest rate of 1.1%. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

                  The Company is subject to interest rate risk on its long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. For additional information with respect to the Company's indebtedness, see Note 5 of Notes to Consolidated Financial Statements.


                                                                          Expected Maturity Date
                                                                          ----------------------
                                    2005         2006         2007         2008         2009      Thereafter    Total    Fair Value
                                    ----         ----         ----         ----         ----      ----------    -----    ----------
                                                                          (Dollars in thousands)


Rate Sensitive Assets:
 Available for Sale Fixed
   Income Securities
   U.S. Government
    Securities                   $   82,249     $  --         $   --       $   --      $   --      $   --      $ 82,249    $ 82,249
     Weighted Avg.
      Interest Rate                   1.99%

Rate Sensitive Liabilities:
  Fixed Interest Rate
    Borrowings                   $    3,828     $  7,039      $  2,618     $    197    $  211      $  2,727    $ 16,620    $ 16,620
    Weighted Average
     Interest Rate                    6.81%        6.80%         6.82%        7.25%     7.25%         7.25%

Off-Balance Sheet Items:
  Unused Lines of Credit         $    --        $   --        $ 10,000     $   --      $  --       $   --      $ 10,000    $ 10,000
     Weighted Average
      Interest Rate                   --                         10.0%


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

                  Financial Statements and supplementary data required by this
Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
------  -------------------------------------------------------------

                  Not applicable.

Item 9A.    Controls and Procedures.
-------     -----------------------

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

                  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

                  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                  The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                  Based on our assessment and those criteria, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

                  The Company's independent registered public accounting firm has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 as stated in the report which appears on page F-1 of this Report.

Item 9B. Other Information.
-------  -----------------

                  Not applicable.

                                    PART III



Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

                  As of March 1, 2005, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

Name                                   Age       Position with the Company                Office Held Since
----                                   ---       -------------------------                -----------------

Paul J. Borden                         56      Director and President                  May 1998

Curt R. Noland                         48      Vice President                          October 1998

Erin N. Ruhe                           39      Vice President, Treasurer and           Vice President since April 2000;
                                               Controller                              Treasurer since March 2004;
                                                                                       Controller since January 1999

Patrick D. Bienvenue                   50      Director                                August 1998

Timothy M. Considine                   64      Director                                January 1992

Ian M. Cumming                         64      Director                                May 1999

Michael A. Lobatz                      56      Director                                February 1995

Joseph S. Steinberg                    61      Chairman of the Board and Director      Chairman of the Board since
                                                                                       December 1999; Director since
                                                                                       August 1998


                  The officers serve at the pleasure of the board of directors of the Company.

                  The recent business experience of our executive officers and directors is summarized as follows:

                  Paul J. Borden. Mr. Borden has served as a director and President of the Company since May 1998. Mr. Borden had been a Vice President of Leucadia National Corporation from August 1988 through October 2000, responsible for overseeing many of Leucadia's real estate investments.

                  Curt R. Noland. Mr. Noland has served as Vice President of the Company since October 1998. He spent the last 25 years in the land development industry in San Diego County as a design consultant, merchant builder and a master developer. From November 1997 until joining the Company, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara Land Associates, LP, a 1,000 acre master-planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

                  Erin N. Ruhe. Ms. Ruhe has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by the Company as Controller since January 1999. Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

                  Patrick D. Bienvenue. Mr. Bienvenue has served as a director of the Company since August 1998. Since January 1996, Mr. Bienvenue has served in a variety of executive capacities with real estate related subsidiaries of Leucadia National Corporation and, from 1992 until December 1995, was President and Chief Executive Officer of Torwest Inc., a privately held property development and investment company.

                  Timothy M. Considine. Mr. Considine has served as a director of the Company since January 1992, serving as Chairman of the Board from 1992 to December 1999, and is employed by Considine and Considine, an accounting firm in San Diego, California where he was a partner from 1969 to 2002.

                  Ian M. Cumming. Mr. Cumming has served as a director of the Company since May 1999. He has been a director and Chairman of the Board of Leucadia National Corporation since June 1978 and a director and Chairman of the Board of The FINOVA Group Inc. ("FINOVA"), a middle market lender in which Leucadia has an indirect 25% equity interest, since August 2001. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986.

                  Michael A. Lobatz. Dr. Lobatz has served as a director of the Company since February 1995 and has been a practicing physician in San Diego, California since 1981.

                  Joseph S. Steinberg. Mr. Steinberg has served as a director of the Company since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia National Corporation since January 1979 and a director of Leucadia National Corporation since December 1978. In addition, he has served as a director of Jordan Industries Inc., a public company that owns and manages manufacturing companies, of which approximately 10.1% of the common stock is beneficially owned by Leucadia, since June 1988, FINOVA since August 2001 and White Mountains Insurance Group, Ltd., a publicly traded insurance holding company in which Leucadia has a less than 5% equity interest, since June 2001.

                                 Audit Committee

                  The Board of Directors has a standing Audit Committee. The Board of Directors has adopted a charter for the Audit Committee, which was filed with the Company's proxy statement for its 2004 Annual Meeting of Shareholders. The Audit Committee consists of Messrs. Considine (Chairman) and Lobatz. Applying the Nasdaq criteria, the Board has determined that each of Messrs. Considine and Lobatz is independent. In addition, the Board has determined that Mr. Considine is qualified as an audit committee financial expert within the meaning of regulations of the Securities and Exchange Commission.

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

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 2004, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11. Executive Compensation.
-------  ----------------------

                           Summary Compensation Table

                  Set forth below is certain information with respect to the cash compensation paid by the Company for services in all capacities to the Company and its subsidiaries during the years ended 2004, 2003 and 2002 to (i) the Company's President and chief executive officer, Paul J. Borden, and (ii) the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during these periods.


                                                                                           Long-term
                                    Annual Compensation                                   Compensation
                          --------------------------------------                          -------------
 Name and Principal                                                     Other Annual          Options           All Other
   Position(s)            Year         Salary           Bonus         Compensation (2)    (# of shares)      Compensation (3)
   -----------            ----         ------           -----         ----------------    -------------      ---------------

Paul J. Borden,           2004       $ 246,200(1)     $  356,751        $  84,662          $  1,000            $  8,200
President                 2003         232,635(1)      1,006,619           89,780               100               8,000
                          2002         226,189(1)        231,426          117,397               100               8,000

Curt R. Noland,           2004       $ 115,995        $  303,477        $   --                  --             $  8,200
Vice President            2003         113,620           603,409            --                  --                8,000
                          2002         110,318           153,309            --                  --                7,545

Erin N. Ruhe,             2004       $  95,472        $  253,300        $   --                  --             $  8,200
Vice President,           2003          78,805           302,364            --                  --                6,247
Treasurer                 2002          76,493            77,295            --                  --                5,552
& Controller



--------------------

(1) Included for 2004 is $21,000 and for 2003 and 2002 is $12,000 of director fees Mr. Borden received from the Company.

(2) The executive maintains his primary residence in New Jersey. The information reflected above includes the incremental cost to the Company (valued in accordance with the disclosure rules of the Securities and Exchange Commission) of providing the executive with a temporary residence in California ($35,839, $36,830 and $35,343 in 2004, 2003 and 2002),
     airfare for travel to and from his primary residence ($38,715, $42,515 and $67,154 in 2004, 2003 and 2002) and transportation costs including the use of a company car while in California.

(3) Represents the contribution made by the Company to a defined contribution 401(k) plan on behalf of the named person.


                              Option Grants in 2004

                  The following table shows all grants of options to the named executive officers of the Company in 2004.


                                                                                           Potential Realizable Value
                                                                                             At Assumed Annual Rates
                                                                                           of Stock Price Appreciation
                                            Individual Grants                                  for Option Term (2)
                        -------------------------------------------------------------     -----------------------------
                          Securities       % of Total
                          Underlying         Options
                            Options        Granted to       Exercise
                            Granted         Employees        Price        Expiration
Name                     (# of shares)       in 2004        ($/Share)        Date              5%($)           10%($)
                         -------------    -------------     --------      ----------        ---------       --------


Paul J. Borden             1,000 (1)         100.0%          $44.50         8/24/09          $12,295         $27,168
--------------


(1) The options were granted pursuant to the Company's 1999 Stock Incentive Plan to all Directors of the Company at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. The grant date of the options is August 24, 2004. These options become exercisable at the rate of 25% per year commencing one year after the date of grant.

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

                     Aggregate Option Exercises in 2004 and
                         Option Values at Year End 2004

                  The following table provides information as to options exercised by each of the named executives in 2004 and the value of options held by these executives at year end measured in terms of the last reported sale price for the Common Stock as of December 31, 2004, $50.01.

                                                                      Number of                Value of
                                                                     Unexercised         Unexercised In-the-
                                                                      Options at           Money Options at
                                                                  December 31, 2004       December 31, 2004
                                                                  -----------------      ------------------
                             Number of shares
                                Underlying           Value           Exercisable/            Exercisable/
Name                        Options Exercised      Realized         Unexercisable           Unexercisable
----                        -----------------      --------         -------------           -------------

Paul J. Borden                      --                 --             4,250/2,150         $179,985/$52,759
Curt R. Noland                    2,000             $85,500              --/  500         $    -- /$21,255
Erin N. Ruhe                        --                 --             2,000/  500         $ 85,020/$21,255


                            Compensation of Directors

                  In 2004, each Director received a retainer of $21,000 for serving on the Board of Directors. In addition, Mr. Considine was paid $23,500 for serving as Chairman of the Audit Committee, and Mr. Lobatz was paid $15,750 for serving on the Audit Committee. In addition, under the terms of the Company's 1999 Stock Incentive Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders of the Company is held each year. The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

                  Set forth below is certain information as of March 1, 2005 with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities Exchange act of 1934, as amended, of Common Stock by
(i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock (the Company's only class of voting securities), (ii) each Director, (iii) the current executive officers named in the Summary Compensation Table under "Executive Compensation," (iv) a trust for the benefit of Mr. Steinberg's children and private charitable foundations established by Mr. Cumming and Mr. Steinberg and (v) all executive officers and Directors of the Company as a group.

                                                                         Number of Shares
Name and Address                                                         and Nature of             Percent
of Beneficial Owner                                                      Beneficial Ownership      of Class
-------------------                                                      --------------------      --------

Leucadia National Corporation ......................................         2,474,226  (a)           30.0%
Patrick D. Bienvenue................................................             1,250  (b)               *
Paul J. Borden......................................................             6,828  (c)               *
Timothy M. Considine................................................             1,750  (d)               *
Ian M. Cumming......................................................           773,409  (e)(f)         9.4%
Michael A. Lobatz...................................................             1,250  (b)               *
Curt R. Noland......................................................             5,000  (g)               *
Erin N. Ruhe........................................................             5,000  (h)               *
Joseph S. Steinberg.................................................           781,870  (f)(i)         9.5%
The Steinberg Children Trust........................................            27,532  (j)            0.3%
Cumming Foundation..................................................             7,329  (k)               *
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust..........................................             2,381  (l)               *
All Directors and executive officers as a group (8 persons).........         1,576,357  (m)           19.1%
-------------------

*  Less than .1%.

(a) The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b) Includes 250 common shares that may be acquired upon the exercise of currently exercisable stock options.

(c) Includes 5,250 common shares that may be acquired upon the exercise of currently exercisable stock options.

(d) Includes 500 shares held by the Seeseeanoh Inc. Retirement Plan. Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California. Also includes 1,250 shares held by The Considine Family 1981 Trust, of which Mr. Considine and his wife are trustees.

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

(g) Includes 500 common shares that may be acquired upon the exercise of currently exercisable stock options.

(h) Includes 2,500 common shares that may be acquired upon the exercise of currently exercisable stock options.

(i) Includes (i) 3,676 shares of Common Stock (less than .1%) beneficially owned by Mr. Steinberg's wife and daughter as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares of Common Stock owned by a trust for the benefit of Mr. Steinberg's children and (iii) 250 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Steinberg may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares. See Item 13, "Certain Relationships and Related Transactions."

(j) Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the Steinberg Children Trust.

(k) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of the Common Stock held by the foundation.

(l) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the trust.

(m) Includes 9,250 shares of Common Stock that may be acquired upon the exercise of currently exercisable stock options.

                  As of March 1, 2005, Cede & Co. held of record 4,755,776 shares of Common Stock (approximately 57.6% of the total Common Stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

                      Equity Compensation Plan Information

                  The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2004. All outstanding awards relate to the Company's Common Stock.

                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                   Number of Securities           Weighted-average           under equity
                                    to be issued upon             exercise price of       compensation plans
                             exercise of outstanding options,   outstanding options,     (excluding securities
                                   warrants and rights           warrants and rights   reflected in column (a))
   Plan Category                         (a)                             (b)                      (c)
----------------------       -------------------------------    ---------------------  ------------------------

Equity compensation
  plans approved by
  security holders                           20,850                      $18.78                  493,900

Equity compensation
  plans not approved
  by security holders                          --                          --                      --
                                        -----------                   ---------                ---------

Total                                        20,850                   $   18.78                  493,900
                                        ===========                   =========                =========

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

Relationship with Leucadia and Various Agreements

                  In 1995, Leucadia funded the Company's bankruptcy plan by purchasing common stock and a secured promissory note of the Company, which was prepaid in full in March 2004. In 1999, Leucadia distributed all of the HomeFed common stock that it owned to shareholders of Leucadia. In October 2002, Leucadia again acquired an equity interest in the Company when it received 2,474,226 shares of the Company's common stock, representing approximately 30% of the Company's outstanding shares, as partial consideration for its sale to the Company of CDS. For additional information, see Note 2 of Notes to Consolidated Financial Statements.

                  As a result of the distribution of HomeFed common stock to Leucadia's shareholders in 1999, Joseph S. Steinberg, Chairman of the Board of HomeFed, and Ian M. Cumming, a director of HomeFed, together with their respective family members (excluding a trust for the benefit of Mr. Steinberg's children) beneficially own, at March 1, 2005, approximately 9.5% and 9.4%, respectively, of the Company's outstanding common stock, before consideration of the common shares owned by Leucadia. In addition, the Cumming foundation, a private charitable foundation independently established by Mr. Cumming, beneficially owns 7,329 (less than 0.1%) shares of the Company's outstanding common stock. Mr. Cumming disclaims beneficial ownership of the Company's common stock held by the Cumming foundation. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At March 1, 2005, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding a trust for the benefit of Mr. Steinberg's children) approximately 11.6% and 11.5%, respectively, of Leucadia's outstanding common shares. The Cumming foundation also beneficially owns 211,146 (0.2%) of Leucadia outstanding common shares. Mr. Cumming disclaims beneficial ownership of Leucadia's common shares held by the Cumming foundation. In addition to their ownership of HomeFed common stock (directly and through family members), as a result of their beneficial ownership of Leucadia common shares, Messrs. Cumming and Steinberg each may be deemed to be the beneficial owner of the shares of HomeFed common stock owned by Leucadia.

                  In 2003, the Company paid Leucadia approximately $12,900,000 in redemption of Leucadia's preferred capital interest in Otay Land Company and in full satisfaction of the preferred return related thereto.

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of CDS and its subsidiaries both before and after the acquisition of CDS by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of CDS's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2004, the amount of outstanding bonds was approximately $28,200,000.

                  Since 1995, Leucadia has been providing administrative and accounting services to the Company. Under the current administrative services agreement, Leucadia provides services to the Company for a monthly fee of $15,000. The cost of services provided by Leucadia during 2004 aggregated $120,000. Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company's Secretary, in addition to various administrative functions. Ms. Maki is an officer of subsidiaries of Leucadia.

                  In December 2004, the term of the administrative services agreement was extended to December 31, 2005, and thereafter for successive annual periods unless terminated in accordance with its terms. Leucadia has the right to terminate the agreement by giving the Company not less than one year's prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.

                  In March 2001, the Company entered into an unsecured $3,000,000 line of credit agreement with Leucadia. Loans outstanding under this line of credit bear interest at 10% per year; in 2004, the Company paid $38,000 in commitment fees and incurred no interest expense. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, although Leucadia had the right to terminate the line of credit on an annual basis. In October 2002, the line of credit was increased to $10,000,000 and Leucadia's ability to terminate the line of credit prior to maturity was removed, unless the Company is in default. As of March 1, 2005, no amounts were outstanding under this facility.

                  The Company rents office space at its corporate headquarters and furnishings to Leucadia for a monthly rental equal to Leucadia's pro rata share of the Company's cost for such space and furnishings. In 2004, the rent paid by Leucadia to the Company totaled $68,000.

Item 14. Principal Accounting Fees and Services.
-------  --------------------------------------

                  The Audit Committee has adopted policies and procedures effective May 2003 for pre-approving all audit and non-audit work performed by the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP. Specifically, the Audit Committee has pre-approved certain specific categories of work and an annual amount for each category. For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the audit committee is required. The Audit Committee has delegated to the Committee chair the ability to pre-approve both general pre-approvals (where no specific, case-by-case approval is necessary) and specific pre-approvals. Any pre-approval decisions made by the Committee chair under this delegated authority will be reported to the full Audit Committee. All requests for services to be provided by PricewaterhouseCoopers LLP that do not require specific approval by the audit committee must be submitted to the Controller of the Company, who determines that such services are in fact within the scope of those services that have been pre-approved by the Audit Committee. The Controller reports to the Audit Committee periodically.

                  The following table sets forth the aggregate fees incurred by us for the following periods relating to our independent registered public accounting firm, PricewaterhouseCoopers LLP:

                                                   Fiscal Year Ended
                                                      December 31,
                                                     --------------
                                                  2004          2003
                                                  ----          ----

     Audit Fees                                $  85,800       $ 87,500
     Audit Related Fees                          190,000          4,000
                                               ---------       --------
                                               $ 275,800       $ 91,500
                                               =========       ========

                  In the table above, in accordance with the SEC's definitions and rules, "audit fees" are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company's consolidated financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; and "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and in 2004 consist of compliance with regulatory matters, including the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules. All such services were approved by the Audit Committee.

                                     PART IV


Item 15.  Exhibits and Financial Statement Schedules.
-------   ------------------------------------------


        (a)(1) Financial Statements.

         Report of Independent Registered Public Accounting Firm                             F-1

         Consolidated Balance Sheets at December 31, 2004 and 2003                           F-3

         Consolidated Statements of Operations for the years ended
         December 31, 2004, 2003 and 2002                                                    F-4

         Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         for the years ended December 31, 2004, 2003 and 2002                                F-5

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2004, 2003 and 2002                                                    F-6

         Notes to Consolidated Financial Statements                                          F-8


         (a)(2) Financial Statement Schedules.


         Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Executive Compensation Plans and Arrangements. See item 15(b) below for a complete list of exhibits to this Report.

         1999 Stock Incentive Plan (filed as Annex A to the Company's Proxy Statement dated November 22, 1999).

         Form of Grant Letter for 1999 Stock Incentive Plan.

         See also Item 15(b) below.

(b) Exhibits.

         We will furnish any exhibit upon request made to our Corporate Secretary, 1903 Wright Place, Suite 220, Carlsbad, CA 92008. We charge $.50 per page to cover expenses of copying and mailing.

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

3.5 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K")).

3.6 Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.6 to the Company's 2003 10-K).

10.1 Security Agreement and Stock Pledge by and between HomeFed Corporation and Leucadia Financial Corporation dated as of July 3, 1995 (incorporated by reference to Exhibit 10.1 to the Company's 2003 10-K).

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

10.21 Tax Allocation Agreement between the Company and its subsidiaries dated as of November 1, 2002 (Incorporated by reference to Exhibit 10.21 to the Company's 2003 10-K).

10.22 Amendment No. 1 to the First Amended and Restated Development Agreement and Owner Participation Agreement between the City of San Marcos, the San Marcos Redevelopment Agency and the San Elijo Hills Development Company, LLC dated as of February 11, 2004 (incorporated by reference to Exhibit 10.22 to the Company's 2003 10-K).

10.23 Amendment No. 6 dated as of December 31, 2003 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.23 to the Company's 2003 10-K).

10.24 Amendment No. 7 dated as of December 31, 2004 to the Administrative Services Agreement dated as of March 1, 2000.

10.25 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement dated November 22, 1999).

10.26    Form of Grant Letter for the 1999 Stock Incentive Plan.

21       Subsidiaries of the Company.

23 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 333-97079).

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

                                             HOMEFED CORPORATION


Date: March 8, 2005               By   /s/  Erin N. Ruhe
                                       ---------------------------------
                                       Erin N. Ruhe
                                       Vice President, Treasurer and Controller

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 8, 2005              By   /s/  Joseph S. Steinberg
                                       ---------------------------------
                                       Joseph S. Steinberg, Chairman
                                       of the Board and Director

Date:  March 8, 2005              By   /s/  Paul J. Borden
                                       ---------------------------------
                                       Paul J. Borden, President and Director
                                       (Principal Executive Officer)


Date:  March 8, 2005              By   /s/  Erin N. Ruhe
                                       -------------------------------
                                       Erin N. Ruhe, Vice President, Treasurer
                                       and Controller (Principal Financial and
                                       Accounting Officer)


Date:  March 8, 2005              By   /s/  Patrick D. Bienvenue
                                       ---------------------------------
                                       Patrick D. Bienvenue, Director


Date:  March 8, 2005              By   /s/  Timothy Considine
                                       ---------------------------------
                                       Timothy Considine, Director


Date:  March 8, 2005              By   /s/  Ian M. Cumming
                                       --------------------------------
                                       Ian M. Cumming, Director


Date:  March 8, 2005              By   /s/  Michael A. Lobatz
                                       ------------------------
                                       Michael A. Lobatz, Director

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of HomeFed Corporation

We have completed an integrated audit of HomeFed Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing in Part II, Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


PricewaterhouseCoopers LLP

Irvine, CA
March 1, 2005

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(Dollars in thousands, except par value)


                                                                                            2004              2003
                                                                                            ----              ----
ASSETS
Real estate                                                                              $  47,126         $  37,612
Cash and cash equivalents                                                                   34,634            43,503
Restricted cash                                                                              --                4,609
Investments-available for sale (aggregate cost of $82,272 and $88,503)                      82,249            88,519
Deposits and other assets                                                                    3,321               995
Deferred income taxes                                                                       44,157            41,772
                                                                                         ---------         ---------
TOTAL                                                                                    $ 211,487         $ 217,010
                                                                                         =========         =========

LIABILITIES
Note payable to Leucadia Financial Corporation                                           $    --           $  24,716
Other notes payable                                                                         16,620            13,580
Deferred revenue                                                                            39,079            53,491
Accounts payable and accrued liabilities                                                     7,752            10,985
Non-refundable option payments                                                              11,669             3,126
Liability for environmental remediation                                                     11,392            10,785
Income taxes payable                                                                          --                 503
Other liabilities                                                                            3,464            10,383
                                                                                         ---------         ---------
      Total liabilities                                                                     89,976           127,569
                                                                                         =========         =========

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                            7,760            13,111
                                                                                         ---------         ---------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 8,260,059 and
   8,155,159 shares outstanding                                                                 83                82
Additional paid-in capital                                                                 381,192           380,545
Deferred compensation pursuant to stock incentive plans                                       --                  (4)
Accumulated other comprehensive income (loss)                                                  (14)                9
Accumulated deficit                                                                       (267,510)         (304,302)
                                                                                         ---------         ---------
      Total stockholders' equity                                                           113,751            76,330
                                                                                         ---------         ---------

TOTAL                                                                                    $ 211,487         $ 217,010
                                                                                         =========         =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2004, 2003 and 2002
(In thousands, except per share amounts)


                                                                                         2004               2003           2002
                                                                                         ----               ----           ----

REVENUES
Sales of real estate                                                                  $  77,982         $ 147,028        $   9,259
Co-op marketing and advertising fees                                                      3,689             1,257            1,942
Development management fee income from San Elijo Hills                                     --                --              1,610
Income from options on real estate properties                                              --                --                300
                                                                                      ---------         ---------        ---------
                                                                                         81,671           148,285           13,111
                                                                                      ---------         ---------        ---------

EXPENSES
Cost of sales                                                                            13,626            35,508            2,815
Provision for environmental remediation                                                   1,320               270           11,160
Interest expense relating to Leucadia Financial Corporation                                 913             2,676            2,780
General and administrative expenses                                                      10,511            12,001            5,543
Administrative services fees to Leucadia Financial Corporation                              120               120              120
                                                                                      ---------         ---------        ---------
                                                                                         26,490            50,575           22,418
                                                                                      ---------         ---------        ---------

Income (loss) from operations                                                            55,181            97,710           (9,307)
                                                                                      ---------         ---------        ---------

Other income, net                                                                           102             1,706              311
                                                                                      ---------         ---------        ---------

Income (loss) before income taxes and minority interest                                  55,283            99,416           (8,996)
Income tax provision                                                                     (7,650)          (14,179)            (379)
                                                                                      ---------         ---------        ---------

Income (loss) before minority interest                                                   47,633            85,237           (9,375)
Minority interest                                                                       (10,841)          (11,161)          (1,711)
                                                                                      ---------         ---------        ---------

Net income (loss)                                                                     $  36,792         $  74,076        $ (11,086)
                                                                                      =========         =========        =========

Basic income (loss) per common share                                                  $    4.46         $    9.08        $   (1.80)
                                                                                      =========         =========        =========

Diluted income (loss) per common share                                                $    4.45         $    8.99        $   (1.80)
                                                                                      =========         =========        =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except par value)



                                                                            Deferred
                                                Common                   Compensation       Accumulated                    Total
                                                Stock      Additional      Pursuant to         Other                   Stockholders'
                                               $.01 Par     Paid-in      Stock Incentive   Comprehensive   Accumulated     Equity
                                                Value       Capital          Plans          Income (Loss)    Deficit      (Deficit)
                                                -----       -------          -----          -------------    -------      ---------

Balance, January 1, 2002                         $   57       $ 355,888      $  (276)         $ --         $ (367,292)     $(11,623)
                                                                                                                           --------

   Comprehensive loss:
    Net loss                                                                                                  (11,086)      (11,086)
                                                                                                                           --------
   Issuance of 2,474,226 shares of
     common stock                                    25          23,975                                                      24,000
   Amortization of restricted stock grants                                        63                                             63
   Amortization related to stock options                                         295                                            295
   Change in value of performance-based
    stock options                                                   500         (500)                                            --
   Exercise of options to purchase common
    shares                                                            1                                                           1
                                                 ------       ---------      -------          ------        ----------     --------

Balance, December 31, 2002                           82         380,364         (418)           --           (378,378)        1,650
                                                                                                                           --------

   Comprehensive income:
    Net change in unrealized gain (loss)
     on investments, net of tax provision of $7                                                    9                              9
    Net income                                                                                                 74,076        74,076
                                                                                                                           --------
     Comprehensive income                                                                                                    74,085
                                                                                                                           --------
   Amortization of restricted stock grants                                        11                                             11
   Amortization related to stock options                                         583                                            583
    Change in value of performance-based
     stock options                                                  180         (180)                                           --
   Exercise of options to purchase common
    shares                                                            1                                                           1
                                                 ------       ---------      -------          ------        ---------      --------

Balance, December 31, 2003                           82          380,545          (4)              9         (304,302)       76,330
                                                                                                                           --------

   Comprehensive income:
    Net change in unrealized gain (loss)
     on investments, net of tax benefit of $16                                                   (23)                           (23)
    Net income                                                                                                 36,792        36,792
                                                                                                                           --------
     Comprehensive income                                                                                                    36,769
                                                                                                                           --------
    Amortization of restricted stock grants                                        4                                              4
    Exercise of options to purchase common
      shares                                          1              647                                                        648
                                                 ------       ----------     -------          ------        ---------      --------
Balance, December 31, 2004                       $   83       $  381,192     $  --            $  (14)       $(267,510)     $113,751
                                                 ======       ==========     =======          ======        =========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002
(In thousands)

                                                                                     2004          2003           2002
                                                                                     ----          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $  36,792    $  74,076    $ (11,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Minority interest                                                                   10,841       11,161        1,711
  Provision (benefit) for deferred income taxes                                       (2,369)       2,963          363
  Provision for environmental remediation                                              1,320          270       11,160
  Net securities gains                                                                    (5)         --          --
  Amortization of deferred compensation pursuant to stock incentive plans                  4          594          358
  Loss on prepayment of Leucadia Financial Corporation note                            1,606          --          --
  Amortization of the debt discount on note payable to Leucadia
   Financial Corporation                                                                 276        1,088        1,120
  Other amortization related to investments                                             (939)        (369)        --
  Changes in operating assets and liabilities:
      Real estate                                                                     (8,278)        (542)      (6,855)
      Deposits and other assets                                                       (1,104)        (242)         169
      Note receivable                                                                    --         6,566       (6,566)
      Other notes payable                                                               (683)      (1,268)        (185)
      Deferred revenue                                                               (14,412)      20,870       19,792
      Accounts payable and accrued liabilities                                        (3,233)       4,662          183
      Non-refundable option payments                                                   8,543        1,308        1,818
      Liability for environmental remediation                                           (713)        (301)        (344)
      Income taxes receivable/payable                                                 (1,861)      (2,372)         286
      Other liabilities                                                               (3,269)         575        4,662
                                                                                     -------    ---------    ---------
      Net cash provided by operating activities                                       22,516      119,039       16,586
                                                                                     -------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                                    (184,146)    (152,132)        --
Proceeds from maturities of investments-available for sale                           144,385       60,600         --
Proceeds from sales of investments                                                    46,936        3,398         --
Net cash received in acquisition of CDS                                                --           --          18,979
Decrease (increase) in restricted cash                                                 4,609       (4,336)        --
                                                                                     -------    ---------    ---------
      Net cash provided by (used for) investing activities                            11,784      (92,470)      18,979
                                                                                     -------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payment of Leucadia Financial Corporation note                            (26,462)        --           --
 Borrowings under credit agreement with Leucadia Financial Corporation                   --          --          2,150
 Payments related to credit agreement with Leucadia Financial Corporation                --          --         (2,150)
 Contribution from minority interest                                                     --            43         --
 Distributions to minority interest                                                  (16,192)     (13,469)      (2,524)
 Principal payments to trust deed note holders                                        (1,163)      (3,242)        (895)
 Exercise of options to purchase common shares                                           648            1            1
                                                                                     -------    ---------    ---------
      Net cash used for financing activities                                         (43,169)     (16,667)      (3,418)
                                                                                     -------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (8,869)       9,902       32,147

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        43,503       33,601        1,454
                                                                                     -------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $34,634    $  43,503    $  33,601
                                                                                     =======    =========    =========


                                                            (continued)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2004, 2003 and 2002
(In thousands)

                                                                                     2004          2003         2002
                                                                                     ----          ----         ----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                               $   410    $   1,588    $   1,660
                                                                                     =======    =========    =========

Cash paid (refunded) for income taxes                                                $ 8,713    $  10,976    $    (279)
                                                                                     =======    =========    =========

NON-CASH INVESTING ACTIVITIES:

Common stock issued for acquisition of CDS                                           $  --      $   --       $  24,000
                                                                                     =======    =========    =========

NON-CASH FINANCING ACTIVITIES:

Liabilities assumed from acquisition of real estate                                  $  --      $   4,332    $   --

Contribution of real estate from minority interest                                      --            244        --
                                                                                     -------    ---------    ---------
                                                                                     $  --      $   4,576    $   --
                                                                                     =======    =========    =========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation - The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the "Company"), Otay Land Company, LLC and its wholly-owned subsidiaries ("Otay Land Company"), HomeFed Communities, Inc., HomeFed Resources Corporation, CDS Holding Corporation and its majority owned subsidiaries ("CDS") and Rampage Vineyard, LLC ("Rampage"). The Company is currently engaged, directly and through its subsidiaries, in the investment in and development of residential real estate properties in the state of California. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       Critical Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could differ from those estimates.

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

       Income Taxes - The Company provides for income taxes using the liability method. The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period. The valuation allowance is determined after considering all relevant facts and circumstances, but is significantly influenced by the Company's projection of taxable income in the future. Since any projection of future profitability is inherently unreliable, changes in the valuation allowance should be expected.

       Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, the Company recorded a charge of $11,200,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by a subsidiary of Otay Land Company. The estimated liability was neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs. The Company may begin remediation during 2005, although it has no obligation to do so. The Company does not currently know when the funds for remediation activities will be spent.

       Provision for Losses on Real Estate - The Company's real estate is carried at cost. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different. The Company has not recorded any such provisions during the three year period ended December 31, 2004.

       Real Estate - Real estate, which consists of land held for development and sale, includes all expenditures incurred in connection with the acquisition, development and construction of the property, including interest and property taxes. Land costs are allocated to lots based on relative fair values prior to development and are charged to cost of sales at the time that revenue is recognized.

       Cash and Cash Equivalents - Cash equivalents are money market accounts and short-term, highly liquid investments that have maturities of less than three months at the time of acquisition.

       Investments - Securities with maturities equal to or greater than three months at the time of acquisition are classified as investments available for sale, and are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. The cost of securities sold is based on specific identification.

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

       Revenue and Profit Sharing Arrangements - Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company's policy is to accrue revenue earned pursuant to these agreements when amounts are payable pursuant to the lot purchase agreements, which is classified as sales of real estate.

       Option payments - Option payments received from prospective buyers are recognized as liabilities until the title of the real estate is transferred, or in the case of refundable deposits, the prospective buyer decides not to purchase the real estate and the deposit is returned.

       Capitalization of Interest and Real Estate Taxes - Interest and real estate taxes attributable to land and property construction are capitalized and added to the cost of those properties while the properties are being actively developed.

       Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations related to employees and directors under its stock compensation plans. Had compensation cost for the Company's fixed stock options been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income (loss) would not have been materially different from that reported in 2004, 2003 and 2002.

       Recently Issued Accounting Standards - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R. SFAS 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29" ("SFAS 153"), which is effective for fiscal periods beginning after June 15, 2005. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 will not have any material effect on the consolidated financial statements; however, SFAS 153 could impact the accounting for future transactions, if any, within its scope.

2.     ACQUISITIONS

       In October 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS which, through its majority-owned indirect subsidiary, San Elijo Hills Development Company, LLC ("San Elijo"), is the owner of the San Elijo Hills project, a master-planned community located in the City of San Marcos, in San Diego County, California. Since August 1998, the Company has been the development manager for the San Elijo Hills project, for which it was entitled to participate in the net cash flow of the project through the payment of a success fee, and receive fees for the field overhead, management and marketing services it provides, based on the revenues of the project. No success fee had been paid prior to the Company's acquisition of CDS. The purchase price of $25,000,000 consisted of $1,000,000 in cash and 2,474,226 shares of the Company's common stock, which represented approximately 30% of the Company's outstanding common shares. Prior to the acquisition, Leucadia had also committed to continue to provide to San Elijo project improvement bonds which are required prior to the commencement of any project development (see Note 12, below). The results of CDS have been included in the Company's consolidated results of operations from the date of acquisition.

       In November 2003, the Company purchased Rampage, a 2,159 acre grape vineyard located in southern Madera County, California, for $6,000,000, excluding expenses, of which $1,700,000 was paid in cash and the balance was financed by the seller. In addition, the Company furnished to the seller a letter of credit (which was fully collateralized by cash) in the amount of $4,300,000, which secured the Company's obligation to the seller. The amount due to the seller was reflected in other liabilities in the Company's December 31, 2003 consolidated balance sheet. At the date of acquisition, the Rampage property was encumbered by a mortgage lien of $3,800,000 that was originally granted by the seller and which the Company was not obligated to satisfy. Although the amount owed to the seller did not bear interest, the Company was obligated to make interest payments due under the mortgage during 2004, and any principal payments made by the Company to the mortgagee would have reduced the balance owed by the Company to the seller. If the seller had provided the mortgagee with replacement collateral and obtained a release of the mortgage lien before the end of 2004, the Company would have been obligated to pay the balance due to the seller. However, because the seller did not obtain a release of the mortgage lien, the Company is no longer obligated to pay any further amounts to the seller, but is now obligated to make all debt service payments to the mortgagee. The letter of credit that had collateralized the Company's obligation to the seller expired in December 2004 and the cash collateral was released. The excess of the liability due to the seller over the remaining face amount of the mortgage, approximately $300,000, was applied to reduce the purchase price of the land.


3.     INVESTMENTS

       At December 31, 2004 and 2003, the Company's investments consisted of fixed income securities issued by the U.S. government and its agencies, which were classified as available for sale and recorded at an aggregate fair value of $82,249,000 and $88,519,000, respectively. At December 31, 2004 and 2003, these investments had an aggregate amortized cost of $82,272,000 and $88,503,000, respectively, and the Company had recognized gross unrealized gains (losses) of $(23,000) and $16,000, respectively, for these securities. All of the Company's investments mature in one year or less.

4.     REAL ESTATE

       A summary of real estate carrying values by project is as follows (in thousands):

                                                            December 31,
                                                  -----------------------------
                                                     2004               2003
                                                  ---------           ---------

                   Otay Ranch                      $ 21,962           $ 21,555
                   San Elijo Hills                   18,811              9,664
                   Rampage                            6,353              6,393
                                                   --------           --------
                     Total                         $ 47,126           $ 37,612
                                                   ========           ========

       The San Elijo Hills and Otay Ranch projects are considered to be land under development while the Rampage project is not currently being developed. Interest totaling $1,236,000 and $1,386,000, related to the San Elijo Hills project, was incurred and capitalized in real estate during 2004 and 2003, respectively. All of the San Elijo Hills project land is pledged as collateral for the notes payable to trust deed holders described in Note 5, below.

5.     INDEBTEDNESS

       In March 2004, the Company prepaid in full the $26,462,000 borrowing from Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia, using its available cash. As a result, the Company expensed the remaining unamortized discount on the note and related deferred costs in the amount of $1,606,000, which is included in the caption "Other income, net" in the consolidated statement of operations.

       In March 2001, the Company entered into an unsecured $3,000,000 line of credit agreement with LFC. Loans outstanding under this line of credit bear interest at 10% per annum. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, although LFC had the right to terminate the line of credit on an annual basis. On October 9, 2002, the line of credit was increased from $3,000,000 to $10,000,000 and LFC's ability to terminate the line of credit prior to maturity was removed, unless the Company is in default. At December 31, 2004 and 2003, no amounts were outstanding under this facility. There was no interest expense for the line of credit during the years ended December 31, 2004 and 2003. Interest expense includes approximately $72,000 for the line of credit during the year ended December 31, 2002.

       Other notes payable includes a mortgage payable in the amount of $3,650,000 that is collateralized by the Rampage property. The mortgage bears interest at 7 1/4%, and requires an annual payment of interest and principal of $424,000 that fully amortizes the loan by its maturity in January 2018. If the mortgage is prepaid prior to its maturity, the Company is obligated to pay a pre-payment penalty that is calculated based on a formula that considers the principal amount outstanding and the lender's cost of capital. The current pre-payment penalty would amount to approximately $250,000.

       In addition, other notes payable includes non-recourse promissory notes to trust deed holders that mature on December 31, 2010, are non-interest bearing and are collateralized by the San Elijo Hills project land. When a portion of the San Elijo Hills project is sold, a specified amount is required to be paid to the note holder in order to obtain a release of their security interest in the land. Such amount is specified in the note agreements and takes into consideration prior note payments. In addition, depending upon the amount of payments made to release their security interest for prior sales, the notes may require minimum annual payments. The minimum annual payments are currently $269,000 for annual periods subsequent to 2004. The sum of all payments made under these notes, whether denominated as interest, principal or otherwise, cannot exceed approximately $42,100,000. As of December 31, 2004, $27,800,000 had been paid.

       The notes payable to trust deed holders were recorded at fair value at the date of acquisition of CDS, based on the estimated future payments discounted at 6.5%. The activity for the years ended December 31, 2004 and 2003 is as follows (in thousands):


                                                      2004               2003
                                                      ----               ----

          Beginning balance                         $ 13,580          $ 16,704
          Principal payments                          (1,163)           (3,242)
          Interest added to principal                    553               118
                                                    --------          --------
          Ending balance                            $ 12,970          $ 13,580
                                                    ========          ========

       At the end of each quarterly reporting period, the carrying amounts of the notes are compared to the most recent estimate of future payments. The difference is amortized prospectively using the effective interest rate method. The effective interest rate for the years ended December 31, 2004 and 2003 was 9.9% and 9.3%, respectively. Effective January 1, 2005, the effective interest rate was 6.8%. Based on the Company's cash flow forecast, the expected payments to the trust deed holders that will be allocated to principal are as follows (in thousands): 2005 - $3,668; 2006 - $6,868 and 2007 - $2,434.

6.     MINORITY INTEREST

       Through its ownership of CDS, the Company owns 80% of the common stock of CDS Devco, Inc. ("Devco"), which in turns owns 85% of the common stock of San Elijo Ranch, Inc., ("SERI"). Pursuant to a stockholders' agreement with the holder of the minority interest in Devco, the Company is entitled to a 15% return on all funds advanced to Devco, compounded annually, plus the return of its capital, prior to the payment of any amounts to the minority shareholder. Once those amounts are paid, the minority shareholder is entitled to 20% of future cash flows, if any, distributed to shareholders. Pursuant to a stockholders' agreement with the holders of the minority interests in SERI, Devco loans funds to SERI and charges a 12% annual rate. Once this loan is fully repaid, the minority shareholders of SERI are entitled to 15% of future cash flows, if any, distributed to shareholders. As of December 31, 2004, approximately $7,700,000 has been accrued for the Devco and SERI minority interests. Amounts accrued for minority interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

       During 2004, dividends of $71,000,000 were paid by the Company's subsidiary that owns the San Elijo Hills project, of which $54,800,000 was ultimately received by the Company and the balance was paid to the minority interests. As a result, all amounts advanced to the project were repaid and the preferred return was fully satisfied. Amounts paid to the minority interests were applied to reduce the minority interest balance on the Company's consolidated balance sheet.

7.     STOCK INCENTIVE PLANS

       Under the Company's 1999 Stock Incentive Plan (the "Plan"), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year. Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held. In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares. The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant. Options generally become exercisable in five equal instalments starting one year from the date of grant. No stock appreciation rights have been granted. During 2000, 25,000 shares of restricted common stock were issued to eligible participants, subject to certain forfeiture provisions. In connection with this issuance of restricted stock, the Company recorded deferred compensation of $188,000 representing the value of stock on the date of issuance based upon market price. This amount was amortized over the three year vesting period of the restricted stock. In addition, during 2000, options to purchase an aggregate of 2,500 shares of Common Stock were granted to non-employees at an exercise price of $7.50 per share (market price). In connection with this issuance, the Company recorded deferred compensation of $18,000 based upon the estimated fair value of these options at the time of grant, using the modified Black-Scholes model. This amount is being amortized over the five year vesting period of the options.

        A summary of activity with respect to the Company's 1999 Stock Incentive Plan for employees and directors for 2004, 2003 and 2002 is as follows:



                                                        Common           Weighted                           Available
                                                        Shares            Average         Options          for Future
                                                      Subject to         Exercise       Exercisable          Option
                                                        Option             Price        at Year End          Grants
                                                        ------             -----        -----------          ------

Balance at January 1, 2002                              16,675           $  7.50           3,225             55,800
   Granted                                                 600           $  9.50         =======            =======
   Exercised                                               (50)          $  8.15
                                                        ------

Balance at December 31, 2002                            17,225           $  7.60           6,575             55,200
   Granted                                                 600           $ 27.40         =======            =======
   Exercised                                               (75)          $  8.60
                                                        ------

Balance at December 31, 2003                            17,750           $  8.28          10,050            199,400
   Granted                                               6,000           $ 44.50         =======            =======
   Exercised                                            (4,900)          $  7.62
   Cancelled                                              (500)          $  7.50
                                                        ------


Balance at December 31, 2004                            18,350            $20.32           8,850            493,900
                                                        ======                           =======            =======

       The weighted-average fair value of the options granted was $15.10 per share for 2004, $17.21 per share for 2003 and $6.50 per share for 2002 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 37.7% for 2004, 86.1% for 2003 and 95.5% for 2002; (2) risk-free interest rate of 3.2% for 2004, 2.3% for 2003 and 3.5% for 2002; (3) expected lives of 4.0 years for all years; and (4) dividend yield of 0% for all years.

       The following table summarizes information about fixed stock options outstanding at December 31, 2004.



                                          Options Outstanding                           Options Exercisable
                           -----------------------------------------------------     ---------------------------
                              Common             Weighted               Weighted        Common          Weighted
                              Shares              Average                Average        Shares          Average
   Range of                 Subject to           Remaining              Exercise        Subject         Exercise
Exercise Prices               Option          Contractual Life           Price         to Option         Price
---------------               ------          ----------------           -----         ---------         -----

 $7.00 - $9.50                11,775             1.2 years               $  7.65         8,725          $ 7.61
 $27.40                          575             3.5 years               $ 27.40           125          $ 27.40
 $44.50                        6,000             4.6 years               $ 44.50            --          $  --



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

       In 2000, under the Company's 2000 Stock Incentive Plan (the "2000 Plan"), the Company granted to two key employees options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $6.10 per share, the then current market price per share. No additional options are available to be granted under the 2000 Plan. These options were subject to forfeiture provisions if performance criteria were not met by April 27, 2003. Upon the closing of a sale at Otay Land Company in April 2003, the options were no longer subject to forfeiture. As a result, the Company expensed the remaining deferred compensation related to the performance options of approximately $600,000 in 2003. These options were exercised during 2004.

8.     SALES OF REAL ESTATE

       Revenues from sales of real estate for each of the three years in the period ended December 31, 2004 is comprised of the following (in thousands):



                                                                      2004          2003        2002
                                                                      ----          ----        ----

         Developed lots at San Elijo Hills project                  $ 72,175     $ 121,062    $ 4,974
         Undeveloped land at the Otay Ranch project                    5,807        22,500      4,285
         Other                                                          --           3,466       --
                                                                    --------     ---------    -------
             Total                                                  $ 77,982     $ 147,028    $ 9,259
                                                                    ========     =========    =======

       At the time the Company closes on sales of real estate at the San Elijo Hills project, a portion of the revenue is initially deferred since the Company is required to make significant improvements to the property. For each of the three years in the period ended December 31, 2004, the activity in the deferred revenue account is as follows (in thousands):


                                                                      2004          2003         2002
                                                                      ----          ----         ----

         Deferred revenue balance at January 1,                     $ 53,491     $  32,621    $  --
           Amount recorded upon acquisition of CDS                      --            --        12,830
           Revenue deferred on the date of sale                       24,426        56,348      21,179
           Deferred revenue recognized in operations                 (38,838)      (35,478)     (1,388)
                                                                     -------       -------      ------
         Deferred revenue balance at December 31,                   $ 39,079     $  53,491    $ 32,621
                                                                    ========     =========    ========

       As of December 31, 2004, the Company estimates that it will spend approximately $8,900,000 to complete the required improvements, including costs related to common areas. The Company estimates these improvements will be substantially complete by the end of 2006.


9.     OTHER RESULTS OF OPERATIONS

       Other income, net for each of the three years in the period ended December 31, 2004, consists of the following (in thousands):

                                                                       2004          2003          2002
                                                                       ----          ----          ----

         Interest income                                            $  1,451      $   883        $   96
         Proceeds from settlements                                       --           346           --
         Easement fees                                                   --           172           --
         Reimbursement for fees and improvements for
           previously sold property                                      --           198           --
         Gain (loss) on sale of fixed assets                              (4)         --            113
         Rental income from Leucadia                                      68           72            21
         Loss on prepayment of loan                                   (1,606)         --            --
         Cable trench fees                                               180           74            23
         Other                                                            13          (39)           58
                                                                    --------      -------        ------
           Total                                                    $    102      $ 1,706        $  311
                                                                    ========      =======        ======


       Proceeds from sales of investments classified as available for sale were $46,900,000 and $3,400,000 during 2004 and 2003, respectively. Realized gross gains were not material during 2004 and 2003. The Company did not have any investments classified as available for sale during 2002.

       Advertising costs were $1,172,000, $966,000 and $159,000 for 2004, 2003 and 2002, respectively.

10.     INCOME TAXES

       The (provision) benefit for income taxes for each of the three years in the period ended December 31, 2004 was as follows (in thousands):

                                                       2004            2003              2002
                                                       ----            ----              ----

         State income taxes - current               $ (3,820)       $   (8,977)        $  (471)
         State income taxes - deferred                (1,094)              --              --
         Federal income taxes - current               (6,199)           (2,239)            455
         Federal income taxes - deferred               3,463            (2,963)           (363)
                                                   ---------        ----------         -------
                                                   $  (7,650)       $  (14,179)        $  (379)
                                                   =========        ==========         =======


       Current income taxes for all years principally relate to federal alternative minimum tax and state income tax.

       The table below reconciles the expected statutory federal income tax to the actual income tax (provision) (in thousands):


                                                                2004              2003            2002
                                                                ----              ----            ----

         Expected federal income tax                         $ (19,349)        $ (34,796)       $  3,149
         State income taxes, net of federal income
           tax benefit                                          (3,194)           (5,835)           (306)
         Federal alternative minimum tax refund                    --               --               455
         Otay Land Company taxable income
           allocated to Leucadia                                   --                429           1,024
         (Increase) decrease in valuation allowance             15,000            26,065          (4,701)
         Other                                                    (107)              (42)            --
                                                             ---------         ---------        ---------
         Actual income tax (provision)                       $  (7,650)        $ (14,179)       $   (379)
                                                             =========         =========        ========




       As a result of an increase in the Company's estimates of future taxable income that exceeded its earlier estimates, the Company reduced its income tax valuation allowance to recognize additional benefits from its NOLs and minimum tax credit carryovers and recorded a credit to its income tax provision of $15,000,000 and $26,065,000 for the years ended December 31, 2004 and 2003, respectively. There was no other material activity in the deferred tax valuation allowance during the years ended December 31, 2004 and 2003.

       The Company and its wholly-owned subsidiaries have net operating loss carryforwards ("NOLs") available for federal income tax purposes of $143,000,000 as of December 31, 2004. The NOLs were generated during 1991 to 1999 and expire in 2006 to 2019 as follows (in thousands):

                      Year of Expiration             Loss Carryforwards
                      ------------------             ------------------

                             2006                      $   79,017
                             2007                          17,406
                             2008                           2,347
                             2009                           2,107
                          Thereafter                       42,131
                                                       ----------
                                                       $  143,008
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

       At December 31, 2004 and 2003 the net deferred tax asset consisted of the following (in thousands):



                                                      2004               2003
                                                      ----               ----

           NOL carryforwards                        $  50,053        $  59,013
           Land basis                                   7,247            9,153
           Minimum tax credit carryovers                7,350            2,239
           Other, net                                   6,788           13,452
                                                    ---------        ---------
                                                       71,438           83,857
           Valuation allowance                        (27,281)         (42,085)
                                                    ---------        ---------
                                                    $  44,157        $  41,772
                                                    =========        =========

       The valuation allowance has been provided on the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset. The calculation of the valuation allowance recognizes that the Company's NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%. When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which can be used to reduce its future federal income tax rate once it has used all of its NOLs. Assuming the Company realizes its projected taxable income in the future and fully utilizes its NOLs, it will have approximately $36,000,000 of minimum tax credit carryovers to reduce future federal income taxes payable. However, the minimum tax credit carryovers are only able to reduce the Company's federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $175,000,000 of taxable income above its current estimate to fully use them. As a result, the Company has reserved for a substantial portion of this benefit in its valuation allowance.

11.    EARNINGS PER SHARE

       Income (loss) per share of common stock was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and, for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The treasury stock method is used for these calculations. The number of shares used to calculate basic earnings (loss) per share amounts was 8,248,203, 8,155,111 and 6,168,891 for 2004, 2003 and 2002,
respectively. The number of shares used to calculate diluted earnings (loss) per share was 8,271,670, 8,238,164 and 6,168,891 for 2004, 2003 and 2002,
respectively. Options to purchase 42,135 weighted average shares for 2002 were not included in the computation of diluted loss per share as those options were antidilutive.

12.    COMMITMENTS AND CONTINGENCIES

       Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia. Effective October 2002, as a result of the acquisition of CDS, the Company has recorded sublease income from Leucadia for a monthly amount equal to Leucadia's share of the Company's cost for such space and furniture, and reflected such amounts in other income. Such amount aggregated $68,000 in 2004, $72,000 in 2003 and $21,000 for the period from October 21, 2002 to December 31, 2002. Rental expense (net of sublease income) was $174,000, $209,000 and $227,000 for 2004, 2003 and 2002, respectively. During 2004, the lease term was extended until February 2010 for a slightly lower minimum rent; however, the agreement includes rent escalation charges over its term.

       On January 6, 2005, an owner of adjacent property purported to exercise options to purchase 600 acres of the Rampage property for approximately $5,000,000. The party also filed a complaint against the Company and the former owners of the Rampage property. The complaint alleges the property has been devalued by approximately $3,000,000 due to poor farming practices since approximately 2001. The Company is presently evaluating the validity of the option, the notice of exercise, the claimed option price and the allegations of the complaint.

       The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (The "City") prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of CDS and its subsidiaries both before and after the acquisition of CDS by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of CDS's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2004, the amount of outstanding bonds was approximately $28,200,000, none of which has been drawn upon.

       Pursuant to an agreement with the City of San Marcos, the Company is contractually obligated to contribute up to $11,000,000 towards the cost of improving two off site roads to the San Elijo Hills project. The City of San Marcos is obligated to fund the balance of the cost of the roads. The Company expects it will substantially complete its road construction obligation by the end of 2005.

       Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies ("Kemper"). The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies. Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not formally in liquidation or under the supervision of insurance regulators, it is uncertain whether they will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are insolvent, whether state insurance guaranty funds would be available to pay the claim. In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through May 31, 2004. The Company continues to investigate whether insurance coverage for future home sales at the San Elijo Hills project is available at acceptable prices; however, the Company has not yet found insurance coverage at an acceptable price.

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

       (a) Development Management Agreement. In August 1998, the Company entered into a development management agreement with an indirect subsidiary of Leucadia that owned the San Elijo Hills project. The development management agreement provided that the Company would act as the development manager with responsibility for the overall management of the project, including arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement also provided that the Company would participate in the net profits of the project through the payment of a success fee and fee income for field overhead, management and marketing services based on the revenues derived from the project. As a result of the acquisition of CDS in October 2002, the Company acquired this indirect subsidiary of Leucadia. Subsequently, the development management agreement was amended to eliminate the success fee provisions. While development management fees have continued to be a source of liquidity for the parent company since the acquisition of CDS, they are no longer reflected in the consolidated statements of operations since they are intercompany payments from a subsidiary and are eliminated in consolidation.

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

       (c) Administrative Services Agreement. Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to the Company, including providing the services of the Company's Secretary. Administrative fees paid to Leucadia were $120,000 in 2004, 2003 and 2002. In December 2004, the administrative services agreement was amended to provide for an annual fee of $180,000, and the term was extended to December 31, 2005, and thereafter for successive annual periods unless terminated in accordance with its terms. Leucadia has the right to terminate the agreement by giving the Company not less than one year's prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.

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

15.      SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                                                    First             Second            Third          Fourth
                                                   Quarter            Quarter          Quarter        Quarter
                                                   -------            -------          -------        -------
                                                           (In thousands, except per share amounts)

2004:
----

Sales of real estate                             $   43,406         $   12,396         $   16,366     $  5,814
                                                 ==========         ==========         ==========     ========
Co-op marketing and advertising fees             $      186         $      964         $    1,290     $  1,249
                                                 ==========         ==========         ==========     ========
Cost of sales                                    $    9,654         $      502         $    2,886     $    584
                                                 ==========         ==========         ==========     ========
Income from operations (a)                       $   30,725         $   10,251         $   11,683     $  2,522
                                                 ==========         ==========         ==========     ========
Net income (a) (b)                               $   13,801         $    4,778         $    2,399     $ 15,814
                                                 ==========         ==========         ==========     ========
Basic income per share (a) (b)                   $     1.68         $     0.58         $     0.29     $   1.91
                                                 ==========         ==========         ==========     ========
Diluted income per share (a) (b)                 $     1.67         $     0.58         $     0.29     $   1.91
                                                 ==========         ==========         ==========     ========

2003:
----
Sales of real estate                             $    7,016         $   78,444         $   29,667     $ 31,901
                                                 ==========         ==========         ==========     ========
Co-op marketing and advertising fees             $      380         $      203         $      249     $    425
                                                 ==========         ==========         ==========     ========
Cost of sales                                    $    2,340         $   14,792         $    8,002     $ 10,374
                                                 ==========         ==========         ==========     ========
Income from operations                           $    2,565         $   60,524         $   18,184     $ 16,437
                                                 ==========         ==========         ==========     ========
Net income (c)                                   $    1,245         $   33,743         $    8,325     $ 30,763
                                                 ==========         ==========         ==========     ========
Basic income per share (c)                       $     0.15         $     4.14         $     1.02     $   3.77
                                                 ==========         ==========         ==========     ========
Diluted income per share (c)                     $     0.15         $     4.10         $     1.01     $   3.73
                                                 ==========         ==========         ==========     ========

       (a) During the fourth quarter of 2004, the Company recorded a provision of $1,320,000 relating to environmental remediation.

       (b) The fourth quarter of 2004 reflects a reduction to the income tax provision of $15,000,000, resulting from a decrease to the valuation allowance for deferred tax assets, in order to recognize additional tax benefits for the expected use of NOLs and minimum tax credit carryovers.

       (c) The fourth quarter of 2003 reflects a reduction to the income tax provision of $26,065,000, resulting from a decrease to the valuation allowance for deferred tax assets, in order to recognize additional tax benefits for the expected use of NOLs.