Form 10-Q
period 2005-03-31
HOMEFED CORP
filed 2005-05-05
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 29, 2005, there were 8,260,759 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(Dollars in thousands, except par value)


                                                                                         March 31,            December 31,
                                                                                           2005                   2004
                                                                                        -----------           -----------
                                                                                        (Unaudited)
ASSETS
------
Real estate                                                                             $    55,491           $    47,126
Cash and cash equivalents                                                                    29,318                34,634
Investments-available for sale (aggregate cost of $78,888 and $82,272)                       78,859                82,249
Accounts receivable, deposits and other assets                                                2,718                 3,321
Deferred income taxes                                                                        43,800                44,157
                                                                                        -----------           -----------
TOTAL                                                                                   $   210,186           $   211,487
                                                                                        ===========           ===========

LIABILITIES
-----------
Notes payable                                                                           $    16,667           $    16,620
Deferred revenue                                                                             35,617                39,079
Accounts payable and accrued liabilities                                                      9,317                 7,752
Non-refundable option payments                                                               11,669                11,669
Liability for environmental remediation                                                      11,303                11,392
Other liabilities                                                                             3,481                 3,464
                                                                                        -----------           -----------

       Total liabilities                                                                     88,054                89,976
                                                                                        -----------           -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                                             7,742                 7,760
-----------------                                                                       -----------           -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $.01 par value; 25,000,000 shares authorized;
 8,260,259 and 8,260,059 shares outstanding                                                      83                    83
Additional paid-in capital                                                                  381,193               381,192
Accumulated other comprehensive income (loss)                                                   (18)                  (14)
Accumulated deficit                                                                        (266,868)             (267,510)
                                                                                        -----------           -----------

       Total stockholders' equity                                                           114,390               113,751
                                                                                        -----------           -----------

TOTAL                                                                                   $   210,186           $   211,487
                                                                                        ===========           ===========




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2005 and 2004
(In thousands, except per share amounts)
(Unaudited)


                                                                                     2005              2004
                                                                                     ----              ----

REVENUES
--------
Sales of real estate                                                             $   4,087          $  43,406
Co-op marketing and advertising fees                                                   428                186
                                                                                 ---------          ---------
                                                                                     4,515             43,592
                                                                                 ---------          ---------

EXPENSES
--------
Cost of sales                                                                          900              9,654
Interest expense                                                                        62                715
General and administrative expenses                                                  2,971              2,468
Administrative services fees to Leucadia Financial Corporation                          45                 30
                                                                                 ---------          ---------
                                                                                     3,978             12,867
                                                                                 ---------          ---------

Income from operations                                                                 537             30,725

Other income (expense), net                                                            582             (1,108)
                                                                                 ---------          ---------

Income before income taxes and minority interest                                     1,119             29,617
Income tax provision                                                                  (495)           (12,245)
                                                                                 ---------          ---------

Income before minority interest                                                        624             17,372
Minority interest                                                                       18             (3,571)
                                                                                 ---------          ---------

Net income                                                                       $     642          $  13,801
                                                                                 =========          =========

Basic income per common share                                                    $    0.08          $    1.68
                                                                                 =========          =========

Diluted income per common share                                                  $    0.08          $    1.67
                                                                                 =========          =========









                        See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the three month periods ended March 31, 2005 and 2004
(Dollars in thousands, except par value)
(Unaudited)



                                                                         Deferred
                                                Common                 Compensation     Accumulated
                                                Stock      Additional   Pursuant to       Other                         Total
                                               $.01 Par      Paid-In  Stock Incentive  Comprehensive   Accumulated   Stockholders'
                                                 Value       Capital      Plans        Income (Loss)     Deficit       Equity
                                                 -----       -------      -----        -------------     -------       ------


Balance, January 1, 2004                         $  82     $  380,545    $   (4)        $     9         $(304,302)   $   76,330
                                                                                                                     ----------

   Comprehensive income:
     Net change in unrealized gain
       (loss) on investments, net of tax
         benefit of $7                                                                       (8)                             (8)
     Net income                                                                                            13,801        13,801
                                                                                                                     ----------
       Comprehensive income                                                                                              13,793
                                                                                                                     ----------
   Amortization related to stock options                                      1                                               1
   Exercise of options to purchase
     common shares                                   1            631                                                       632
                                                 -----     ----------    ------         -------         ---------    ----------

Balance, March 31, 2004                          $  83     $  381,176    $   (3)        $     1         $(290,501)   $   90,756
                                                 =====     ==========    ======         =======         =========    ==========

Balance, January 1, 2005                         $  83     $  381,192    $ --           $   (14)        $(267,510)   $  113,751
                                                                                                                     ----------

   Comprehensive income:
     Net change in unrealized gain
       (loss) on investments, net of tax
         benefit of $2                                                                       (4)                             (4)
     Net income                                                                                               642           642
                                                                                                                     ----------
       Comprehensive income                                                                                                 638
                                                                                                                     ----------
   Exercise of options to purchase
     common shares                                                  1                                                         1
                                                 -----     ----------    ------         -------         ---------    ----------

Balance, March 31, 2005                          $  83     $  381,193    $ --           $   (18)        $(266,868)   $  114,390
                                                 =====     ==========    ======         =======         =========    ==========











             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2005 and 2004
(In thousands)
(Unaudited)

                                                                                                       2005              2004
                                                                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                          $    642          $ 13,801
Adjustments to reconcile net income to net cash provided by (used for)
  operating activities:
   Minority interest                                                                                     (18)            3,571
   Provision for deferred income taxes                                                                   359             5,330
   Net securities (gains) losses                                                                           1                (5)
   Amortization of deferred compensation pursuant to stock incentive plans                              --                   1
   Loss on prepayment of Leucadia Financial Corporation note                                            --               1,470
   Amortization of debt discount on note payable to Leucadia Financial Corporation                      --                 276
   Other amortization related to investments                                                            (461)             (135)
   Changes in operating assets and liabilities:
       Real estate                                                                                    (8,159)            3,505
       Accounts receivable, deposits and other assets                                                    603              (205)
       Notes payable                                                                                    (159)              (60)
       Deferred revenue                                                                               (3,462)           (4,611)
       Accounts payable and accrued liabilities                                                        1,565            (4,159)
       Non-refundable option payments                                                                    --             (3,126)
       Liability for environmental remediation                                                           (89)             (373)
       Income taxes payable                                                                              --              6,343
       Other liabilities                                                                                  17            (5,963)
                                                                                                    --------          --------
           Net cash provided by (used for) operating activities                                       (9,161)           15,660
                                                                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                                                     (48,041)          (30,440)
Proceeds from maturities of investments - available for sale                                          48,790             9,900
Proceeds from sales of investments                                                                     3,095            46,936
Decrease in restricted cash                                                                              --                657
                                                                                                    --------          --------
           Net cash provided by investing activities                                                   3,844            27,053
                                                                                                    --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment of Leucadia Financial Corporation note                                                 --            (26,462)
Principal payments to trust deed note holders                                                            --             (1,163)
Exercise of options to purchase common shares                                                              1               632
Distributions to minority interest                                                                       --             (9,479)
                                                                                                    --------          --------
           Net cash provided by (used for) financing activities                                            1           (36,472)
                                                                                                    --------          --------

Net increase (decrease) in cash and cash equivalents                                                  (5,316)            6,241

Cash and cash equivalents, beginning of period                                                        34,634            43,503
                                                                                                    --------          --------

Cash and cash equivalents, end of period                                                            $ 29,318          $ 49,744
                                                                                                    ========          ========

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                              $    265          $    410
   Cash paid (refunded) for income taxes                                                            $     (9)         $    597


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2004, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2004 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2004 was derived from the Company's audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.

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

     In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2005 presentation.

2. In March 2004, the Company prepaid in full its note payable to Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), in the amount of $26,462,000. As of the date of prepayment, the Company expensed the remaining unamortized discount on the note in the amount of $1,500,000, which is included in the caption "Other income (expense), net" in the consolidated statements of operations. Interest on the note of $370,000 was expensed and paid during the three month period ended March 31, 2004. Additionally, $280,000 of debt discount on the note was amortized as interest expense during the three month period ended March 31, 2004.

3. The Company has a $10,000,000 line of credit agreement with LFC that has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. At March 31, 2005, no amounts were outstanding under this facility.

4. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The treasury stock method is used for these calculations. The number of shares used to calculate basic earnings per common share was 8,260,079 and 8,217,893 for the three month periods ended March 31, 2005 and 2004, respectively. The number of shares used to calculate diluted earnings per share was 8,273,618 and 8,272,409 for the three month periods ended March 31, 2005 and 2004, respectively.

5. Pursuant to the administrative services agreement, LFC provides administrative services, including providing the services of the Company's Secretary, for an annual fee of $180,000 to December 31, 2005, and thereafter for successive annual periods unless terminated in accordance with its terms. LFC administrative fee expenses were $45,000 and $30,000 for the three month periods ended March 31, 2005 and 2004, respectively. A subsidiary of the Company sublets a portion of its office space to Leucadia, for which it receives monthly rental fees in the amount equal to Leucadia's pro rata share of the Company's cost. The current rental fee is approximately $1,000 per month. The term of the sublease is until February 2010.

6. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company accrued $600,000 under these agreements for the three month period ended March 31, 2005 (no amounts were recognized in 2004).

7. As of April 29, 2005, the Company has agreements with homebuilders to sell an additional 241 single family lots for aggregate cash proceeds of $103,900,000, pursuant to which it received non-refundable option payments of $8,000,000 in 2004. In addition, the Company entered into an agreement with a builder to sell 132 multi-family units at a sales price of $36,300,000, pursuant to which it received a non-refundable option payment of $3,700,000 in 2004. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. The Company does not expect these sales agreements will close until the fourth quarter of 2005.

8. On April 19, 2005, the Company's Board of Directors announced that it has declared a cash dividend equal to $0.50 per share of the Company's common stock payable on May 9, 2005 to stockholders of record on April 29, 2005.

9. In March 2005, the Company received a letter from an individual claiming that he had purchased leases covering part of the stake and trellis system at the Rampage vineyard property and requesting return of the leased property. The Company has requested information from the individual in order to investigate his claim. At this time the Company is unable to determine whether the claim is valid and, if valid, what the financial impact might be.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the three month period ended March 31, 2005, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project and general and administrative expenses. For the three month period ended March 31, 2004, net cash was provided by operating activities, principally resulting from sales of real estate at the San Elijo Hills project. The Company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with LFC, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of March 31, 2005, the Company had aggregate cash, cash equivalents and investments of $108,200,000 to meet its needs and for future investment opportunities.

The Company currently has a $10,000,000 line of credit agreement with LFC, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. As of March 31, 2005, no amounts were outstanding under this facility.

As of March 31, 2005, the aggregate balance of deferred revenue for all real estate sales was $35,600,000, which the Company estimates will be substantially recognized as revenue by the end of 2006. The Company estimates that it will spend approximately $8,100,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of March 31, 2005, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

      Single family lots to be developed and sold            670
      Multi-family units                                     171
      Square footage of commercial space                 135,000


As of April 29, 2005, the Company has entered into agreements with homebuilders to sell an additional 241 single family lots for aggregate cash proceeds of $103,900,000, pursuant to which it had received non-refundable option payments of $8,000,000 in 2004. In addition, the Company has entered into an agreement with a builder to sell 132 multi-family units at a sales price of $36,300,000, pursuant to which it received a non-refundable option payment of $3,700,000 in 2004. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment.

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

On April 19, 2005, the Company's Board of Directors announced that it has declared a cash dividend equal to $0.50 per share of the Company's common stock payable on May 9, 2005 to stockholders of record on April 29, 2005 (approximately $4,100,000 in the aggregate).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         -----------------------

There were no sales that closed during the first quarter of 2005. The Company does not expect lot sale agreements currently under contract will close until the fourth quarter of 2005. During the three month period ended March 31, 2004, the Company closed on sales of real estate and recognized revenues as follows:

                                                         2004
                                                     ------------

Single family units                                            94
Multi-family units                                             45
Purchase price, net of closing costs                $  33,000,000
Revenues recognized on closing date                 $  22,300,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $3,500,000 and $15,300,000 for the three month periods ended March 31, 2005 and 2004, respectively, which were recognized upon completion of certain required improvements.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing agreements with homebuilders of $600,000 for the three month period ended March 31, 2005 (no amounts were recognized in 2004).

During the three month periods ended March 31, 2005 and 2004, cost of sales of real estate aggregated $900,000 and $8,700,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

         Otay Ranch Project:
         ------------------

In the first quarter of 2004, the City of Chula Vista acquired 439 acres of mitigation land from Otay Land Company by eminent domain proceedings for aggregate proceeds of approximately $5,800,000. The Company recognized a pre-tax gain of approximately $4,800,000 on this transaction during the first quarter of 2004. There was no real estate sales activity at the Otay Ranch project during the first quarter of 2005.

As discussed in the 2004 10-K, the Company continues to evaluate how to maximize the value of Otay Ranch and is processing further entitlements on portions of its property, which have not changed significantly during 2005. If the Company decides to develop the developable land at Otay Ranch, development will not begin for a few years and is likely to take several years to complete.

Recently, the City of Chula Vista decided to postpone action on an amendment supported by the Company to the General Development Plan for the overall Otay Ranch area until later this year. The delay will permit the City to re-circulate the Environmental Impact Report in response to adverse comments received by the City during the public comment period. It is unclear whether this will affect the number of development units or timing of development of the Company's property within the Otay Ranch area.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $400,000 and $200,000 for the three month periods ended March 31, 2005 and 2004, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense for the 2005 and 2004 periods includes $60,000 and $70,000, respectively, related to the Rampage note payable. In addition, interest expense for 2004 reflects the interest due on the previously outstanding indebtedness to LFC of $370,000 and amortization of debt discount related to the indebtedness to LFC of $280,000. The note payable to LFC was fully repaid in March 2004, and as such these interest costs ceased at the date of repayment.

Interest expense excludes capitalized interest of $200,000 and $400,000 for the three month periods ended March 31, 2005 and 2004, respectively. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

General and administrative expenses increased during the three month period ended March 31, 2005 as compared to the same period in 2004, primarily due to greater expenses related to compensation, farming and marketing. The increase in compensation is due to a $200,000 bonus awarded to the Company's President to pay taxes due on reimbursed expenses relating to his temporary residence in California, and an increase in general bonus expense. Farming expenses increased by $200,000 at the Rampage property in order to prepare the vineyards for the 2005 harvest. Marketing expenses increased by $150,000 at the San Elijo Hills project, principally due to a special marketing event to promote the project within the surrounding community. General and administrative expenses decreased by $100,000 primarily due to legal fees incurred in 2004 related to the acquisition of 439 acres of Otay Ranch land by the City of Chula Vista, as discussed above.

The increase in other income (expense), net for the 2005 period as compared to the same period in 2004 primarily relates to the 2004 loss of $1,500,000 on prepayment of the LFC note, which was fully repaid in March 2004. In addition, investment income in 2005 increased by $200,000 as compared to the 2004 period primarily due to greater interest income resulting from higher interest rates.

The decrease in minority interest expense for the three month period ended March 31, 2005 as compared to the same period in 2004 relates to less sales activity at the San Elijo Hills Project and, with respect to the minority interest at CDS Devco, Inc., charges related to obtaining infrastructure improvement bonds that resulted in an allocation of a loss to the minority interest for the three month period ended March 31, 2005.

The Company's effective income tax rate during the 2005 and 2004 periods are higher than the federal statutory rate due to California state income taxes and state franchise taxes.

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

In addition to risks set forth in this and the Company's other public filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

o Changes in prevailing interest rate levels, including mortgage rates, or changes in consumer lending practices. Any significant increase in the prevailing low mortgage interest rate environment or decrease in available credit that could reduce consumer demand for housing.

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

o Property in California is at risk from earthquakes. Although research on earthquake prediction has increased in recent years, it cannot be predicted when and where an earthquake will occur. The Company does not intend to obtain earthquake insurance for its projects. An earthquake could cause structural damage or destroy the Company's projects, which could have an adverse financial impact.

o Under California law the Company could be liable for some construction defects in homes it builds or that are built on land that it develops. California law imposes some liabilities on developers of land on which homes  are  built  as  well  as on  builders.  Future  construction  defect litigation  could  be  based  on a  strict  liability  theory  based on the
     Company's involvement in the project or it could be related to infrastructure improvements or grading, even if the Company is not building homes ourselves.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


o The Company's ability to generate sufficient taxable income to fully realize the deferred tax asset, net of the valuation allowance. The Company and certain of its subsidiaries have net operating loss carryforwards and other tax attributes, but may not be able to generate sufficient taxable income to fully realize the deferred tax asset.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated by reference herein.

Item  4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




Date: May 5, 2005

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