Form 10-K/A
period 2004-12-31
HOMEFED CORP
filed 2005-05-12
CIK 833795

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                   FORM 10-K/A
                                   __________

                                 Amendment No. 1

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

                         Commission file number 1-10153

                               HOMEFED CORPORATION
               (Exact name of registrant as specified in charter)

             Delaware                               33-0304982
 -------------------------------              ----------------------
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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

           None.

================================================================================

NY2:\1533359\01\WV5B01!.DOC\64909.0001

                                EXPLANATORY NOTE

           This Report on Form 10-K/A amends and restates in their entirety the following Items of the Annual Report on Form 10-K of HomeFed Corporation (the "Company") for the fiscal year ended December 31, 2004 to reflect under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" that a director inadvertantly failed to timely report the acquisition of beneficial ownership of common stock of the Company. This Report on Form 10-K/A is being filed at this time because the director and the Company have now become aware of the need to report the transaction.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.
           --------------------------------------------------

           As of March 1, 2005, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:


   Name                      Age     Position with the Company         Office Held Since
   ----                      ---     -------------------------         -----------------
Paul J. Borden               56      Director and President            May 1998

Curt R. Noland               48      Vice President                    October 1998

Erin N. Ruhe                 39      Vice President, Treasurer and     Vice President since April
                                     Controller                        2000; Treasurer since March
                                                                       2004; Controller since January
                                                                       1999
Patrick D. Bienvenue         50      Director                          August 1998

Timothy M. Considine         64      Director                          January 1992

Ian M. Cumming               64      Director                          May 1999

Michael A. Lobatz            56      Director                          February 1995

Joseph S. Steinberg          61      Chairman of the Board and         Chairman of the Board since
                                     Director                          December 1999; Director since
                                                                       August 1998

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

           Compliance with Section 16(a) of the Securities Exchange Act of 1934

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 2004, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except that a Form 4 was inadvertantly not timely filed by Joseph S. Steinberg to report the acquisition of beneficial ownership of Common Stock upon the transfer of such shares from a trust for the benefit of Mr. Steinberg's children of which he did not have beneficial ownership to another trust for the benefit of Mr. Steinberg's children of which he does have beneficial ownership. Mr. Steinberg subsequently filed a Form 4 to report the transaction.

                                     PART IV


Item 15.   Exhibits and Financial Statement Schedules.
           ------------------------------------------

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

10.24 Amendment No. 7 dated as of December 31, 2004 to the Administrative Services Agreement dated as of March 1, 2000 (previously filed).

10.25 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement dated November 22, 1999).

10.26 Form of Grant Letter for the 1999 Stock Incentive Plan (previously filed)

21        Subsidiaries of the Company (previously filed).

23 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 333-97079) (previously filed).

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

                                  HOMEFED CORPORATION
                                  Registrant



                                  By:   /s/ Erin N. Ruhe
                                       -----------------------------------------
                                       Erin N. Ruhe
                                       Vice President, Treasurer and Controller

Dated:  May 12, 2005