Form 10-Q
period 2005-06-30
HOMEFED CORP
filed 2005-08-03
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2005

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
                  YES         X              NO
                           -------                 --------


         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                  YES         X              NO
                           -------                 --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 29, 2005, there were 8,264,259 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                  Part I -FINANCIAL INFORMATION


Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Dollars in thousands, except par value)

                                                                    June 30,        December 31,
                                                                      2005              2004
                                                                  --------------    --------------
                                                                   (Unaudited)

ASSETS
Real estate                                                            $ 63,641          $ 47,126
Cash and cash equivalents                                                30,128            34,634
Investments-available for sale (aggregate cost of
   $65,550 and $82,272)                                                  65,542            82,249
Accounts receivable, deposits and other assets                            3,356             3,321
Deferred income taxes                                                    43,166            44,157
                                                                  --------------    --------------
TOTAL                                                                 $ 205,833         $ 211,487
                                                                  ==============    ==============

LIABILITIES
Notes payable                                                          $ 16,875          $ 16,620
Deferred revenue                                                         32,434            39,079
Accounts payable and accrued liabilities                                 10,096             7,752
Non-refundable option payments                                           11,669            11,669
Liability for environmental remediation                                  11,203            11,392
Other liabilities                                                         3,416             3,464
                                                                  --------------    --------------
             Total liabilities                                           85,693            89,976
                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                         8,643             7,760
                                                                  --------------    --------------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,261,459 and 8,260,059 shares outstanding                                83                83
Additional paid-in capital                                              377,072           381,192
Accumulated other comprehensive loss                                         (5)              (14)
Accumulated deficit                                                    (265,653)         (267,510)
                                                                  --------------    --------------

             Total stockholders' equity                                 111,497           113,751
                                                                  --------------    --------------

TOTAL                                                                 $ 205,833         $ 211,487
                                                                  ==============    ==============


     See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2005 and 2004
(In thousands, except per share amounts)
(Unaudited)

                                                                  For the Three Month               For the Six Month
                                                                 Period Ended June 30,            Period Ended June 30,
                                                              -----------------------------    -----------------------------
                                                                   2005            2004             2005            2004
                                                                   ----            ----             ----            ----

REVENUES
Sales of real estate                                               $ 5,583         $12,396          $ 9,670         $55,802
Co-op marketing and advertising fees                                   630             964            1,058           1,150
                                                              -------------   -------------    -------------   -------------
                                                                     6,213          13,360           10,728          56,952
                                                              -------------   -------------    -------------   -------------

EXPENSES
Cost of sales                                                          269             502            1,169          10,156
Interest expense                                                        63              65              125             780
General and administrative expenses                                  2,856           2,512            5,827           4,980
Administrative services fees to Leucadia Financial
  Corporation                                                           45              30               90              60
                                                              -------------   -------------    -------------   -------------
                                                                     3,233           3,109            7,211          15,976
                                                              -------------   -------------    -------------   -------------

Income from operations                                               2,980          10,251            3,517          40,976

Other income (expense), net                                            622             208            1,204            (900)
                                                              -------------   -------------    -------------   -------------

Income before income taxes and minority interest                     3,602          10,459            4,721          40,076
Income tax provision                                                (1,500)         (4,125)          (1,995)        (16,370)
                                                              -------------   -------------    -------------   -------------

Income before minority interest                                      2,102           6,334            2,726          23,706
Minority interest                                                     (887)         (1,556)            (869)         (5,127)
                                                              -------------   -------------    -------------   -------------

Net income                                                          $1,215         $ 4,778          $ 1,857         $18,579
                                                              =============   =============    =============   =============

Basic income per common share                                       $ 0.15          $ 0.58           $ 0.22          $ 2.26
                                                              =============   =============    =============   =============
Diluted income per common share                                     $ 0.15          $ 0.58           $ 0.22          $ 2.25
                                                              =============   =============    =============   =============





         See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the six month periods ended June 30, 2005 and 2004
(In thousands, except par value)
(Unaudited)

                                                                        Deferred
                                                Common                 Compensation       Accumulated
                                                 Stock     Additional  Pursuant to           Other                       Total
                                               $.01 Par    Paid-In     Stock Incentive  Comprehensive      Accumulated Stockholders'
                                                 Value     Capital       Plans           Income (loss)       Deficit      Equity
                                               ----------  ---------   -----------     ----------------    -----------   ---------

Balance, January 1, 2004                         $ 82      $ 380,545    $     (4)           $   9         $ (304,302)   $ 76,330
                                                                                                                        --------

    Comprehensive income:
      Net change in unrealized gain (loss) on
       investments, net of taxes of $12                                                       (18)                           (18)
      Net income                                                                                              18,579      18,579
                                                                                                                        --------
         Comprehensive income                                                                                             18,561
                                                                                                                        --------
    Amortization related to stock options                                      2                                               2
    Exercise of options to purchase
     common shares                                  1            631                                                         632
                                           ----------      ---------  ----------        -----------       ----------    --------

Balance, June 30, 2004                           $ 83      $ 381,176    $     (2)           $  (9)        $ (285,723)   $ 95,525
                                           ==========      =========  ==========        ===========       ==========    ========

Balance, January 1, 2005                         $ 83      $ 381,192    $    --             $ (14)        $ (267,510)   $113,751
                                                                                                                        --------

    Comprehensive income:
      Net change in unrealized gain (loss) on
       investments, net of taxes of $6                                                          9                              9
      Net income                                                                                               1,857       1,857
                                                                                                                        --------
         Comprehensive income                                                                                              1,866
                                                                                                                        --------
    Exercise of options to purchase
     common shares                                                10                                                          10
    Dividends ($0.50 per common share)                        (4,130)                                                     (4,130)
                                           ----------      ---------  -----------       -----------       ----------    --------

Balance, June 30, 2005                           $ 83      $ 377,072    $   --              $  (5)        $ (265,653)   $111,497
                                           ==========      =========  ===========       ===========       ==========    ========







             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2005 and 2004
(In thousands)
(Unaudited)

                                                                                                      2005          2004
                                                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:


Net income                                                                                         $ 1,857      $ 18,579
Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
     Minority interest                                                                                 869         5,127
     Provision for deferred income taxes                                                               985         9,531
     Net securities (gains) losses                                                                       2            (5)
     Amortization of deferred compensation pursuant to stock incentive plans                             -             2
     Loss on prepayment of Leucadia Financial Corporation note                                           -         1,606
     Amortization of debt discount on note payable to Leucadia Financial Corporation                     -           276
     Other amortization related to investments                                                        (952)         (309)
     Changes in operating assets and liabilities:
         Real estate                                                                               (16,100)        2,870
         Accounts receivable, deposits and other assets                                                (35)       (1,728)
         Notes payable                                                                                (160)         (683)
         Deferred revenue                                                                           (6,645)        4,011
         Accounts payable and accrued liabilities                                                    2,344        (6,495)
         Non-refundable option payments                                                                  -        (3,126)
         Liability for environmental remediation                                                      (189)         (527)
         Income taxes payable                                                                            -          (503)
         Other liabilities                                                                             (48)       (6,031)
                                                                                                 ----------    ----------
            Net cash provided by (used for) operating activities                                   (18,072)       22,595
                                                                                                 ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments (other than short-term)                                              (68,952)      (71,092)
     Proceeds from maturities of investments-available for sale                                     75,490        54,685
     Proceeds from sales of investments                                                             11,134        46,936
     Decrease in restricted cash                                                                         -           646
                                                                                                 ----------    ----------
            Net cash provided by investing activities                                               17,672        31,175
                                                                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payment of Leucadia Financial Corporation note                                            -       (26,462)
     Principal payments to trust deed note holders                                                       -        (1,163)
     Exercise of options to purchase common shares                                                      10           632
     Dividends paid                                                                                 (4,130)            -
     Contribution from minority interest                                                                14             -
     Distribution to minority interest                                                                   -       (16,192)
                                                                                                 ----------    ----------
            Net cash used for financing activities                                                  (4,106)      (43,185)
                                                                                                 ----------    ----------

Net increase (decrease) in cash and cash equivalents                                                (4,506)       10,585

Cash and cash equivalents, beginning of period                                                      34,634        43,503
                                                                                                 ----------    ----------

Cash and cash equivalents, end of period                                                           $30,128      $ 54,088
                                                                                                 ==========    ==========

Supplemental disclosures of cash flow information:
     Cash paid for interest (net of amounts capitalized)                                             $ 265         $ 410
     Cash paid for income taxes                                                                      $ 281       $ 8,675



                    See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2004, which are included in the Company's Annual Report filed on Form 10-K, as amended by Form 10-K/A, for such year (the "2004 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2004 was derived from the Company's audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.

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

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements, but does not expect that the impact will be material.

     Certain amounts for prior periods have been reclassified to be consistent with the 2005 presentation.

2. In March 2004, the Company prepaid in full its note payable to Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), in the amount of $26,462,000. As a result, the Company expensed the remaining unamortized discount and related deferred costs in the amount of $1,600,000, which is included in the caption "Other income (expense), net" in the consolidated statements of operations. Interest on the note of $370,000 was expensed and paid during the six month period ended June 30, 2004. Additionally, $280,000 of debt discount on the note was amortized as interest expense during the six month period ended June 30, 2004.

3. The Company has a $10,000,000 line of credit agreement with LFC that has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. At June 30, 2005, no amounts were outstanding under this facility.

4. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding, and for diluted income per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income per common share was 8,260,766 and 8,257,959 for the three month periods ended June 30, 2005 and 2004, respectively, and 8,260,424 and 8,237,926 for the six month periods ended June 30, 2005 and 2004, respectively. The number of shares used to calculate diluted income per share was 8,274,608 and 8,271,088 for the three month periods ended June 30, 2005 and 2004, respectively, and 8,274,115 and 8,271,749 for the six month periods ended June 30, 2005 and 2004, respectively.

5. Pursuant to the administrative services agreement, LFC provides administrative services, including providing the services of the Company's Secretary, for an annual fee of $180,000 to December 31, 2005, and thereafter for successive annual periods unless terminated in accordance with its terms. LFC administrative fee expenses were $45,000 and $30,000 for the three month periods ended June 30, 2005 and 2004, respectively and $90,000 and $60,000 for the six month periods ended June 30, 2005 and 2004, respectively. A subsidiary of the Company sublets a portion of its office space to Leucadia, for which it receives monthly rental fees in the amount equal to Leucadia's pro rata share of the Company's cost. The current rental fee is approximately $1,000 per month. The term of the sublease is until February 2010.

6. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company accrued $2,400,000 and $800,000 under these agreements for the three month periods ended June 30, 2005 and 2004, respectively, and $3,000,000 and $800,000 for the six month periods ended June 30, 2005 and 2004, respectively.

7. As of August 1, 2005, the Company has agreements with homebuilders to sell an additional 320 single family lots for aggregate cash proceeds of $151,300,000, pursuant to which it received non-refundable option payments of $12,700,000. In addition, the Company entered into an agreement with a builder to sell 131 multi-family units at a sales price of $36,000,000, pursuant to which it received a non-refundable option payment of $3,700,000 in 2004. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. The Company does not expect these sales agreements will begin to close until the fourth quarter of 2005.

8. On April 19, 2005, the Company's Board of Directors declared a cash dividend equal to $0.50 per share of the Company's common stock, payable on May 9, 2005 to stockholders of record on April 29, 2005. On May 9, 2005, the Company paid such cash dividends, which aggregated approximately $4,100,000.

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

10. In July 2005, the Company sold approximately 600 acres of land at the Rampage vineyard property to a neighboring land owner for approximately $5,000,000, which is expected to result in the recognition of a pre-tax gain in the third quarter. As more fully described in the 2004 10-K, the buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the Rampage vineyard property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices since approximately 2001. While the sale resolved any remaining dispute with respect to the purchase options, the Company continues to have settlement discussions concerning the farming practices complaint. The Company is currently unable to determine if the ultimate resolution of this matter will be material.

     The Company used $3,800,000 of the net proceeds received from the sale to fully pay the principal, interest and pre-payment penalties due under the Rampage Vineyard mortgage, as required under the mortgage note.

11. On July 12, 2005, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $65.19 per share, the then current market price per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the six month period ended June 30, 2005, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project and general and administrative expenses. For the six month period ended June 30, 2004, net cash was provided by operating activities, primarily from real estate sales proceeds at the San Elijo Hills project and the Otay Ranch project. The Company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with LFC, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of June 30, 2005, the Company had aggregate cash, cash equivalents and investments of $95,700,000 to meet its needs and for future investment opportunities.

The Company currently has a $10,000,000 line of credit agreement with LFC, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. As of June 30, 2005, no amounts were outstanding under this facility.

As of June 30, 2005, the aggregate balance of deferred revenue for all real estate sales was $32,400,000, which the Company estimates will be substantially recognized as revenue by the end of 2006. The Company estimates that it will spend approximately $7,300,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of June 30, 2005, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

     Single family lots to be developed and sold                          670
     Multi-family units                                                   171
     Square footage of commercial space                               135,000

The Company plans to construct and sell or lease the 40 mixed-use multi-family residential units in the towncenter rather than sell the property to another developer. With respect to the towncenter commercial space, the Company plans to construct and lease approximately 57,000 square feet of the commercial space rather than sell it to a builder. The Company has begun discussions with prospective users of the towncenter commercial space and expects it will begin construction of the mixed-use towncenter during 2005. The Company intends to sell the remainder of the towncenter commercial space, which includes the supermarket site, gas station site and daycare center site, to third party builders or owners.

As of August 1, 2005, the Company has entered into agreements with homebuilders to sell an additional 320 single family lots for aggregate cash proceeds of $151,300,000, pursuant to which it had received non-refundable option payments of $12,700,000 ($8,000,000 was received in 2004 and $4,700,000 in July 2005). In addition, the Company has entered into an agreement with a builder to sell 131 multi-family units at a sales price of $36,000,000, pursuant to which it received a non-refundable option payment of $3,700,000 in 2004. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment.

In July 2005, the Company sold approximately 600 acres of land at the Rampage vineyard property to a neighboring land owner for approximately $5,000,000. The Company used $3,800,000 of the net proceeds received from the sale to fully pay the principal, interest and pre-payment penalties due under the Rampage Vineyard mortgage, as required under the mortgage note.

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

On April 19, 2005, the Company's Board of Directors declared a cash dividend equal to $0.50 per share of the Company's common stock payable on May 9, 2005 to stockholders of record on April 29, 2005 (approximately $4,100,000 in the aggregate). On May 9, 2005, the Company paid such cash dividends.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

There were no sales that closed during the periods ended June 30, 2005. The Company does not expect lot sale agreements currently under contract to close until the fourth quarter of 2005. During the three and six month periods ended June 30, 2004, the Company closed on sales of real estate and recognized revenues as follows:

                                                        For the Three Month             For the Six Month
                                                    Period Ended June 30, 2004      Period Ended June 30, 2004
                                                    --------------------------      --------------------------

Single family units                                             --                          94
Multi-family units                                              --                          45
School sites                                                     1                           1
Purchase price, net of closing costs                   $20,200,000                 $53,200,000
Revenues recognized on closing date                    $ 6,500,000                 $28,800,000


As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $3,200,000 and $5,100,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $6,700,000 and $20,400,000 for the six month periods ended June 30, 2005 and 2004, respectively. Such amounts were recognized upon the completion of certain required improvements.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $2,400,000 and $800,000, respectively for the three month periods ended June 30, 2005 and 2004, respectively, and $3,000,000 and $800,000 for the six month periods ended June 30, 2005 and 2004, respectively.

During the three month periods ended June 30, 2005 and 2004, cost of sales of real estate aggregated $300,000 and $500,000, respectively. During the second quarter of 2004, the Company determined that the total costs for a phase of the San Elijo Hills project that was near completion would be less than previously estimated. As a result, cost of sales was reduced by approximately $1,400,000 to reverse estimated charges previously recorded. During the six month periods ended June 30, 2005 and 2004, cost of sales of real estate aggregated $1,200,000 and $9,200,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.


         Otay Ranch Project:
         -------------------

There were no real estate sales at the Otay Ranch project during 2005. The only real estate revenues recognized during 2004 resulted from the acquisition by the City of Chula Vista of 439 acres of mitigation land through eminent domain proceedings for aggregate proceeds of approximately $5,800,000. The Company recognized a pre-tax gain of approximately $4,800,000 on this transaction during the first quarter of 2004.

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

Other Results of Operations Activity

The Company  recorded  co-op  marketing  and  advertising  fees of $600,000  and
$1,000,000 for the three month periods ended June 30, 2005 and 2004, respectively and $1,100,000 and $1,200,000 for the six month periods ended June 30, 2005 and 2004, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense includes interest related to the Rampage note payable for the three month periods ended June 30, 2005 and 2004 of $60,000 and for the six month periods ended June 30, 2005 and 2004 of $130,000. In addition, interest expense for the six month period ended June 30, 2004 reflects the interest due on the previously outstanding indebtedness to LFC of $370,000 and amortization of debt discount related to the indebtedness to LFC of $280,000. The note payable to LFC was fully repaid in March 2004, and as such these interest costs ceased at the date of repayment.

Interest expense excludes capitalized interest of $200,000 and $400,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $400,000 and $800,000 for the six month periods ended June 30, 2005 and 2004, respectively. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

General and administrative expenses increased during the three month period ended June 30, 2005 as compared to the same period in 2004 primarily due to greater expenses related to compensation and legal fees. Compensation expense increased by $400,000 principally due to an increase in general bonus expense, reimbursement of certain relocation costs incurred by a newly hired executive officer and higher salaries for a larger number of employees. Legal fees increased by $100,000 in connection with the complaint filed with respect to a portion of the Rampage vineyard property and due to the costs associated with pursuing the claims against the former owners of the 34 acres of undeveloped land that, as previously disclosed, is undergoing remediation at the Otay Ranch project. General and administrative expenses in 2004 also included $150,000 of penalty fees and interest charges related to an underpayment of state taxes for the 2002 year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

General and administrative expenses increased during the six month period ended June 30, 2005 as compared to the same period in 2004 primarily due to greater expenses related to compensation, farming and marketing. Compensation expense increased by $700,000 principally due to an increase in general bonus expense, a $200,000 bonus awarded to the Company's President to pay taxes due on reimbursed expenses relating to his temporary residence in California and the reimbursement of certain relocation costs incurred by a newly hired executive officer. Farming expenses increased by $200,000 at the Rampage property in order to prepare the vineyards for the 2005 harvest. Marketing expenses increased by $150,000 at the San Elijo Hills project, principally due to a special marketing event to promote the project within the surrounding community. General and administrative expenses in 2004 also included $150,000 of penalty fees and interest charges related to an underpayment of state taxes for the 2002 year.

The increase in other income (expense), net for the three month period ended June 30, 2005 as compared to the same period in 2004 primarily relates to greater interest income of $300,000 resulting from higher interest rates. The increase in other income (expense), net for the six month period ended June 30, 2005 as compared to the same period in 2004 primarily relates to the 2004 loss on prepayment of the LFC note and related deferred costs of $1,600,000, which was fully repaid in March 2004. In addition, interest income in 2005 increased by $500,000 as compared to the 2004 period primarily due to greater interest income resulting from higher interest rates.

The decrease in minority interest expense for the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 relates to less sales activity at the San Elijo Hills Project.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations,continued.


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

Item  4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




                                              HOMEFED CORPORATION
                                                    (Registrant)




Date: August 3, 2005                           By: /s/ Erin N. Ruhe
                                                  ---------------------------
                                                  Erin N. Ruhe
                                                  Vice President, Treasurer
                                                  and Controller
                                                  (Principal Accounting Officer)

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