Form 10-Q
period 2005-09-30
HOMEFED CORP
filed 2005-11-04
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934
               For the transition period from           to

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
                YES    X              NO
                    -------              -------


         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                YES    X              NO
                    -------               ------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                YES                    NO     X
                    ------                ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 31, 2005, there were 8,264,334 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                          Part I -FINANCIAL INFORMATION


Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Dollars in thousands, except par value)

                                                                                    September 30,         December 31,
                                                                                       2005                  2004
                                                                                 ------------------    -----------------
                                                                                    (Unaudited)

ASSETS
Real estate                                                                            $  73,106            $  47,126
Cash and cash equivalents                                                                 34,149               34,634
Investments-available for sale (aggregate cost of  $63,536 and $82,272)                   63,539               82,249
Accounts receivable, deposits and other assets                                             2,509                3,321
Deferred income taxes                                                                     42,091               44,157
                                                                                       ---------            ---------

TOTAL                                                                                  $ 215,394            $ 211,487
                                                                                       =========            =========

LIABILITIES
Notes payable                                                                          $  13,596            $  16,620
Deferred revenue                                                                          29,567               39,079
Accounts payable and accrued liabilities                                                   9,274                7,752
Non-refundable option payments                                                            23,884               11,669
Liability for environmental remediation                                                   11,060               11,392
Income taxes payable                                                                         806                  --
Other liabilities                                                                          3,444                3,464
                                                                                       ---------            ---------

                Total liabilities                                                         91,631               89,976
                                                                                       ---------            ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                          9,095                7,760
                                                                                       ---------            ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,264,334 and 8,260,059 shares outstanding                                                 83                   83
Additional paid-in capital                                                               377,094              381,192
Accumulated other comprehensive loss                                                           2                  (14)
Accumulated deficit                                                                     (262,511)            (267,510)
                                                                                       ---------            ---------

                Total stockholders' equity                                               114,668              113,751
                                                                                       ---------            ---------

TOTAL                                                                                  $ 215,394            $ 211,487
                                                                                       =========            =========

           See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2005 and 2004
(In thousands, except per share amounts)
(Unaudited)



                                                       For the Three Month          For the Nine Month
                                                   Period Ended September 30,  Period Ended September 30,
                                                  ---------------------------  --------------------------
                                                       2005           2004          2005          2004
                                                       ----           ----          ----          ----

REVENUES
Sales of real estate                                  $ 9,708      $ 16,366      $ 19,378       $ 72,168
Co-op marketing and advertising fees                      464         1,290         1,522          2,440
                                                      -------      --------      --------       --------
                                                       10,172        17,656        20,900         74,608
                                                      -------      --------      --------       --------

EXPENSES
Cost of sales                                           2,312         2,886         3,481         13,042
Interest expense                                           13            67           138            847
General and administrative expenses                     2,690         2,744         7,720          7,124
Administrative services fees to Leucadia Financial
  Corporation                                              45            30           135             90
                                                      -------      --------      --------       --------
                                                        5,060         5,727        11,474         21,103
                                                      -------      --------      --------       --------

Income from operations                                  5,112        11,929         9,426         53,505

Other income (expense), net                             1,005           215         1,412         (1,285)
                                                      -------      --------      --------       --------

Income before income taxes and minority interest        6,117        12,144        10,838         52,220
Income tax provision                                   (2,523)       (4,985)       (4,518)       (21,355)
                                                      -------      --------      --------       --------

Income before minority interest                         3,594         7,159         6,320         30,865
Minority interest                                        (452)       (4,760)       (1,321)        (9,887)
                                                      -------      --------      --------       --------

Net income                                            $ 3,142       $ 2,399       $ 4,999       $ 20,978
                                                      =======      ========      ========       ========

Basic income per common share                          $ 0.38        $ 0.29        $ 0.61         $ 2.54
                                                      =======      ========      ========       ========

Diluted income per common share                        $ 0.38        $ 0.29        $ 0.60         $ 2.54
                                                      =======      ========      ========       ========


          See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the nine month periods ended September 30, 2005 and 2004
(In thousands, except par value)
(Unaudited)

                                                                             Deferred
                                                      Common                Compensation     Accumulated
                                                      Stock     Additional   Pursuant to        Other                     Total
                                                    $.01 Par    Paid-In    Stock Incentive  Comprehensive  Accumulated Stockholders'
                                                      Value     Capital        Plans        Income (Loss)    Deficit      Equity
                                                   ----------  ---------    -----------     ------------   ------------ -----------

Balance, January 1, 2004                              $ 82      $ 380,545       $  (4)        $   9        $ (304,302)   $ 76,330
                                                                                                                         --------

    Comprehensive income:
      Net change in unrealized gain (loss) on
       investments, net of taxes of $12                                                         (20)                         (20)
      Net income                                                                                               20,978      20,978
                                                                                                                         --------
           Comprehensive income                                                                                            20,958
                                                                                                                         --------
    Amortization related to stock options                                           3                                           3
    Exercise of options to purchase
     common shares                                       1            632                                                     633
                                                      ----      ---------       -----         -----       -----------    --------


Balance, September 30, 2004                           $ 83      $ 381,177       $  (1)        $ (11)       $ (283,324)   $ 97,924
                                                      ====      =========       =====         =====        ==========    ========

Balance, January 1, 2005                              $ 83      $ 381,192       $ --          $ (14)       $ (267,510)   $113,751
                                                                                                                         --------

    Comprehensive income:
      Net change in unrealized gain (loss) on
       investments, net of taxes of $10                                                          16                            16
      Net income                                                                                                4,999       4,999
                                                                                                                         --------
         Comprehensive income                                                                                               5,015
                                                                                                                         --------
    Exercise of options to purchase
     common shares                                                     32                                                      32
    Dividends ($0.50 per common share)                             (4,130)                                                 (4,130)
                                                      ----      ---------       -----         -----        ----------    --------

Balance, September 30, 2005                           $ 83      $ 377,094       $ --          $   2        $ (262,511)   $114,668
                                                      ====      =========       =====         =====        ==========    ========




          See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2005 and 2004
(In thousands)
(Unaudited)

                                                                                                   2005          2004
                                                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                        $  4,999      $ 20,978
Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
     Minority interest                                                                               1,321         9,887
     Provision for deferred income taxes                                                             2,056        12,640
     Net securities (gains) losses                                                                       3            (5)
     Amortization of deferred compensation pursuant to stock incentive plans                          --               3
     Loss on prepayment of Leucadia Financial Corporation note                                        --           1,606
     Amortization of debt discount on note payable to Leucadia Financial Corporation                  --             276
     Other amortization related to investments                                                      (1,445)         (567)
     Changes in operating assets and liabilities:
         Real estate                                                                               (25,354)       (2,769)
         Accounts receivable, deposits and other assets                                                812          (538)
         Notes payable                                                                                --            (683)
         Deferred revenue                                                                           (9,512)      (11,258)
         Accounts payable and accrued liabilities                                                    1,522        (3,309)
         Non-refundable option payments                                                             12,215         2,375
         Liability for environmental remediation                                                      (332)         (672)
         Income taxes payable                                                                          806            35
         Other liabilities                                                                             (20)       (6,099)
                                                                                                   -------      --------
            Net cash provided by (used for) operating activities                                   (12,929)       21,900
                                                                                                   -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments (other than short-term)                                             (111,127)     (145,749)
     Proceeds from maturities of investments-available for sale                                    116,080       106,085
     Proceeds from sales of investments                                                             15,225        46,936
     Decrease in restricted cash                                                                      --             653
                                                                                                  --------      --------
            Net cash provided by investing activities                                               20,178         7,925
                                                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payment of Leucadia Financial Corporation note                                         --         (26,462)
     Principal payments to notes payable holders                                                    (3,650)       (1,163)
     Exercise of options to purchase common shares                                                      32           633
     Dividends paid                                                                                 (4,130)          --
     Contribution from minority interest                                                                14           --
     Distribution to minority interest                                                                --         (16,192)
                                                                                                  --------      --------
             Net cash used for financing activities                                                 (7,734)      (43,184)
                                                                                                  --------      --------

Net decrease in cash and cash equivalents                                                             (485)      (13,359)

Cash and cash equivalents, beginning of period                                                      34,634        43,503
                                                                                                  --------      --------

Cash and cash equivalents, end of period                                                          $ 34,149      $ 30,144
                                                                                                  ========      ========

Supplemental disclosures of cash flow information:
     Cash paid for interest (net of amounts capitalized)                                             $ 403       $   410
     Cash paid for income taxes                                                                      $ 301       $ 8,712


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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations related to employees and directors under its stock compensation plans. Had compensation cost for the Company's fixed stock options been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income and income per share would not have been materially different from that reported. In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. The Company has not determined whether SFAS 123R will have a material impact on its consolidated financial statements.

     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. The Company does not expect that SFAS 154 will have a material impact on its consolidated financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2005 presentation.

2. In March 2004, the Company prepaid in full its note payable to Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia National Corporation ("Leucadia"), in the amount of $26,462,000. As a result, the Company expensed the remaining unamortized discount and related deferred costs in the amount of $1,600,000, which is included in the caption "Other income (expense), net" in the consolidated statements of operations. Interest on the note of $370,000 was expensed and paid during the nine month period ended September 30, 2004. Additionally, $280,000 of debt discount on the note was amortized as interest expense during the nine month period ended September 30, 2004.

3. The Company has a $10,000,000 line of credit agreement with LFC that has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. At September 30, 2005, no amounts were outstanding under this facility.

4. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding, and for diluted income per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income per common share was 8,264,058 and 8,258,047 for the three month periods ended September 30, 2005 and 2004, respectively, and 8,261,649, and 8,244,682 for the nine month periods ended September 30, 2005 and 2004, respectively. The number of shares used to calculate diluted income per share was 8,276,285 and 8,271,794 for the three month periods ended September 30, 2005 and 2004, respectively, and 8,274,852 and 8,271,813 for the nine month periods ended September 30, 2005 and 2004, respectively.

5. Pursuant to the administrative services agreement, LFC provides administrative services, including providing the services of the Company's Secretary, for an annual fee of $180,000 to December 31, 2005, and thereafter for successive annual periods unless terminated in accordance with its terms. LFC administrative fee expenses were $45,000 and $30,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $135,000 and $90,000 for the nine month periods ended September 30, 2005 and 2004, respectively. A subsidiary of the Company sublets a portion of its office space to Leucadia, for which it receives monthly rental fees in the amount equal to Leucadia's pro rata share of the Company's cost. The current rental fee is approximately $1,000 per month. The term of the sublease is until February 2010.

6. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company accrued $1,900,000 and $1,100,000 under these agreements for the three month periods ended September 30, 2005 and 2004, respectively, and $4,900,000 and $1,900,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

7. On April 19, 2005, the Company's Board of Directors declared a cash dividend equal to $0.50 per share of the Company's common stock, payable on May 9, 2005 to stockholders of record on April 29, 2005 (approximately $4,100,000 in the aggregate).

8. In March 2005, the Company received a letter from an individual claiming that he had purchased leases covering part of the stake and trellis system at the Rampage vineyard property and requesting return of the leased property. The Company has requested information from the individual in order to investigate his claim. At this time the Company is unable to determine whether the claim is valid and, if valid, what the financial impact might be.

9. In July 2005, the Company sold approximately 600 acres of land at the Rampage vineyard property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000. As more fully described in the 2004 10-K, the buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the Rampage vineyard property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices since approximately 2001. While the sale resolved any remaining dispute with respect to the purchase options, the Company continues to have settlement discussions concerning the farming practices complaint. The Company is currently unable to determine if the ultimate resolution of this matter will be material.

     The Company used $3,800,000 of the net proceeds received from the sale to fully pay the principal, interest and pre-payment penalties due under the Rampage mortgage note, as required under the mortgage note in connection with the sale.

10. On July 12, 2005, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $65.19 per share, the then current market price per share.

11. From October 1, 2005 through October 31, 2005, the Company closed on the sales of two neighborhoods in the San Elijo Hills project consisting of 131 multi-family lots for aggregate sales proceeds of $36,000,000, net of closing costs, and 64 single family lots for aggregate sales proceeds of $23,700,000, net of closing costs. The sales proceeds include $3,700,000 of non-refundable options payments that had been received by the Company as of September 30, 2005. The Company estimates that it will recognize a total pre-tax gain on these sales of approximately $43,900,000, which will be recognized over time under the percentage of completion method of accounting.

     As of October 31, 2005, the Company has agreements with home builders to sell an additional 422 single family lots for aggregate cash proceeds of $202,800,000, pursuant to which it received non-refundable option payments totaling $20,200,000. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the nine month period ended September 30, 2005, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project and general and administrative expenses. For the nine month period ended September 30, 2004, net cash was provided by operating activities, primarily from real estate sales proceeds at the San Elijo Hills project. The Company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with LFC, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of September 30, 2005, the Company had aggregate cash, cash equivalents and investments of $97,700,000 to meet its needs and for future investment opportunities.

The Company currently has a $10,000,000 line of credit agreement with LFC, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. As of September 30, 2005, no amounts were outstanding under this facility.

As of September 30, 2005, the aggregate balance of deferred revenue for all real estate sales was $29,600,000, which the Company estimates will be substantially recognized as revenue by the end of 2006. The Company estimates that it will spend approximately $6,500,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of September 30, 2005, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

     Single family lots to be developed and sold                          670
     Multi-family units                                                   171
     Square footage of commercial space                               135,000

From October 1, 2005 through October 31, 2005, the Company closed on the sales of two neighborhoods in the San Elijo Hills project consisting of 131 multi-family units for aggregate sales proceeds of $36,000,000, net of closing costs, and 64 single family lots for aggregate sales proceeds of $23,700,000, net of closing costs. The sales proceeds include $3,700,000 of non-refundable options payments that had been received by the Company as of September 30, 2005.

The Company plans to construct and sell or lease the remaining 40 mixed-use multi-family residential units in the towncenter rather than sell the property to another developer. With respect to the towncenter commercial space, the Company plans to construct and lease approximately 57,000 square feet of the commercial space rather than sell it to a builder. The Company has begun discussions with prospective users of the towncenter commercial space and expects it will begin construction of the mixed-use towncenter during 2005. The Company intends to sell the remainder of the towncenter commercial space, which includes the supermarket site, gas station site and daycare center site, to third party builders or owners.

As of October 31, 2005, the Company has entered into agreements with homebuilders to sell an additional 422 single family lots for aggregate cash proceeds of $202,800,000, pursuant to which it has received non-refundable option payments of $20,200,000 ($8,000,000 was received in 2004 and $12,200,000 in 2005). These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment.

In July 2005, the Company sold approximately 600 acres of land at the Rampage vineyard property to a neighboring land owner for approximately $5,000,000. The Company used $3,800,000 of the net proceeds received from the sale to fully pay the principal, interest and pre-payment penalties due under the Rampage mortgage note, as required under the mortgage note in connection with the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The Company is currently developing lots that are under contract for sale or being marketed for sale. The Company believes it will sell all of its remaining single family residential sites by the end of 2007, after which the remaining activity at the San Elijo Hills project will be primarily concentrated on multi-family and commercial sites. These estimates of future property available for sale and the timing of the sales are based upon current development plans for the project and could change based on actions of regulatory agencies and other factors that are not within the control of the Company.

On April 19, 2005, the Company's Board of Directors declared a cash dividend equal to $0.50 per share of the Company's common stock, payable on May 9, 2005 to stockholders of record on April 29, 2005 (approximately $4,100,000 in the aggregate).

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

There were no sales of real estate that closed during the periods ended September 30, 2005 and during the three month period ended September 30, 2004. Lot sale agreements for aggregate cash proceeds of $130,300,000 have closed or are expected to close during the fourth quarter of 2005; the remaining lot sale agreements are expected to close during 2006 and 2007. During the nine month period ended September 30, 2004, the Company closed on sales of real estate and recognized revenues as follows:

             Single family units                                            94
             Multi-family units                                             45
             School sites                                                    1
             Purchase price, net of closing costs                $  53,200,000
             Revenues recognized on closing date                 $  28,800,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $2,800,000 and $15,300,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $9,500,000 and $35,700,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Such amounts were recognized upon the completion of certain required improvements.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $1,900,000 and $1,100,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $4,900,000 and $1,900,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

During the three month periods ended September 30, 2005 and 2004, cost of sales of real estate aggregated $500,000 and $2,900,000, respectively. During the nine month periods ended September 30, 2005 and 2004, cost of sales of real estate aggregated $1,700,000 and $12,100,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

         Otay Ranch Project:
         -------------------

During 2005, there were no real estate sales at the Otay Ranch project except for the sale of a small parcel for proceeds of $40,000. The only real estate revenues recognized during 2004 resulted from the acquisition by the City of Chula Vista of 439 acres of mitigation land through eminent domain proceedings for aggregate proceeds of approximately $5,800,000. The Company recognized a pre-tax gain of approximately $4,800,000 on this transaction during the first quarter of 2004.

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

         Rampage Property:
         ----------------

In July 2005, the Company sold approximately 600 acres of land at the Rampage vineyard property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000. As more fully described in the 2004 10-K, the buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the Rampage vineyard property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices since approximately 2001. While the sale resolved any remaining dispute with respect to the purchase options, the Company continues to have settlement discussions concerning the farming practices complaint. The Company is currently unable to determine if the ultimate resolution of this matter will be material.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $500,000 and $1,300,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $1,500,000 and $2,400,000 for the nine month periods ended September 30, 2005 and 2004, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities for the San Elijo Hills project.

Interest expense includes interest related to the Rampage mortgage note for the three month periods ended September 30, 2005 and 2004 of $10,000 and $70,000, respectively, and for the nine month periods ended September 30, 2005 and 2004 of $140,000 and $200,000, respectively. As discussed above, the Rampage mortgage note was repaid in July 2005. In addition, interest expense for the nine month period ended September 30, 2004 reflects the interest due on the previously outstanding indebtedness to LFC of $370,000 and amortization of debt discount related to the indebtedness to LFC of $280,000. The note payable to LFC was fully repaid in March 2004, and as such these interest costs ceased at the date of repayment.

Interest expense excludes capitalized interest of $200,000 and $300,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $600,000 and $1,000,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

General and administrative expenses increased during the nine month period ended September 30, 2005 as compared to the same period in 2004 primarily due to greater expenses related to compensation and marketing. Compensation expense increased by $700,000 principally due to an increase in general bonus expense, a $200,000 bonus awarded to the Company's President to pay taxes due on reimbursed expenses relating to his temporary residence in California and the reimbursement of certain relocation costs incurred by a newly hired executive officer.
Marketing expenses increased by $400,000 at the San Elijo Hills project, principally due to the addition of special marketing events and increased advertising efforts to promote the project within the surrounding community. Such increases were partially offset by lower legal and other professional fees in the 2005 period. General and administrative expenses in 2004 also included $150,000 of penalty fees and interest charges related to an underpayment of state taxes for the 2002 year.

The increase in other income (expense), net for the three month period ended September 30, 2005 as compared to the same period in 2004 primarily relates to farming operations. Other income (expense), net reflects sales of grapes from the 2005 harvest of $600,000 and farming expenses of $200,000; during the comparable period in 2004 the Company incurred farming expenses of $200,000 but did not generate any farming income. In addition, interest income in 2005 increased by $300,000 as compared to the same period in 2004 primarily due to greater interest income resulting from higher interest rates. Other income (expense), net also reflects $200,000 of pre-payment penalties incurred upon extinguishing the Rampage mortgage note during the third quarter of 2005.

The increase in other income (expense), net for the nine month period ended September 30, 2005 as compared to the same period in 2004 primarily relates to the 2004 loss on prepayment of the LFC note and related deferred costs of $1,600,000, which was fully repaid in March 2004. In addition, interest income in 2005 increased by $900,000 as compared to the same period in 2004 primarily due to greater interest income resulting from higher interest rates. Other income (expense), net reflects sales of grapes from the 2005 harvest of $600,000 and farming expenses of $1,000,000; during the comparable period in 2004 the Company incurred farming expenses of $850,000 but did not generate any farming income. Other income (expense), net also reflects $200,000 of pre-payment penalties incurred upon extinguishing the Rampage mortgage note during the third quarter of 2005.

The decrease in minority interest expense for the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 relates to less sales activity at the San Elijo Hills Project.

The Company's effective income tax rate during the 2005 and 2004 periods are higher than the federal statutory rate due to California state income taxes and state franchise taxes.

Cautionary Statement for Forward-Looking Information

Statements included in this Report may contain forward-looking statements. Such statements may relate, but are not limited, to projections of revenues, income or loss, development expenditures, plans for growth and future operations, competition and regulation, as well as assumptions relating to the foregoing. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

In addition to risks set forth in this and the Company's other public filings with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results:

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

Item  4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           The following matters were submitted to a vote of shareholders at the Company's 2004 Annual Meeting of Shareholders held on July 12, 2005.

           a) Election of directors.

                                                                                  Number of Shares
                                                                                  ----------------
                                                                            For                 Withheld
                                                                            ---                 --------

                Patrick D. Bienvenue                                   7,856,741                 23,100
                Paul J. Borden                                         7,856,807                 23,034
                Timothy M. Considine                                   7,869,648                 10,193
                Ian M. Cumming                                         7,863,220                 16,621
                Michael A. Lobatz                                      7,877,029                  2,812
                Joseph S. Steinberg                                    7,863,256                 16,585

           b) Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 2005.

                For                                                    7,872,535
                Against                                                    4,506
                Abstentions                                                2,800
                Broker non-votes                                           --

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




                                               HOMEFED CORPORATION
                                                   (Registrant)




Date: November 4, 2005                         By: /s/ Erin N. Ruhe
                                                   ------------------
                                                   Erin N. Ruhe
                                                   Vice President, Treasurer and
                                                   Controller
                                                  (Principal Accounting Officer)

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