Form 10-K
period 2005-12-31
HOMEFED CORP
filed 2006-02-27
CIK 833795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________ to ___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes  [  ]   No  [x]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes   [  ] No [x]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large Accelerated Filer [ ] Accelerated Filer [x] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No[x]

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of June 30, 2005, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $261,084,000 on that date.

As of February 13, 2006, there were 8,265,334 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

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

                  The Company's current development projects consist of two master-planned communities located in San Diego County, California: San Elijo Hills, and a portion of the larger Otay Ranch planning area. As discussed below, the Company acquired the San Elijo Hills project in October 2002. The Company also owns the Rampage property, a 1,600 acre grape vineyard located in southern Madera County, California, which is not currently entitled for commercial or residential development.

                  As the owner of development projects, the Company is responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities. Prior to commencement of development, the Company may engage in incidental activities to maintain the value of the project; such activities are not treated as a separate operating segment. The Company develops and markets its communities in phases to allow itself the flexibility to sell finished lots to suit market conditions and to enable it to create stable and attractive neighborhoods. Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction. In addition, from time to time the Company will receive expressions of interest from buyers of multiple phases of a project, or the remaining undeveloped land of an entire project. The Company evaluates these proposals when it receives them, but no assurance can be given that the Company will sell all or any portion of its development projects in such a manner.

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

Current Development Projects

San Elijo Hills

                  In 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS Holding Corporation ("CDS"), which through its majority-owned subsidiaries is the owner of the San Elijo Hills project. The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, at completion is expected to be a community of approximately 3,500 homes and apartments, as well as commercial properties and a towncenter; the San Elijo Hills project is expected to be completed before the end of this decade. Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provided that the Company would participate in the net cash flow of the project through the payment of a success fee, and that the Company receive fees for the field overhead, management and marketing services it provides ("development management fees"), based on the revenues of the project. No success fee had been paid prior to the Company's acquisition of CDS. Through its majority owned subsidiaries, CDS has an effective 68% indirect equity interest in the San Elijo Hills project, after considering minority interests held by former owners of the project before CDS acquired its interest. However, CDS has the right to the return of funds advanced to the project and to receive a preferred return on its investment before any amounts are distributed to the minority shareholders. In 2004, all amounts advanced to the project were repaid and, except for amounts related to infrastructure improvement bond guarantees, the preferred returns were fully satisfied. For more information on the minority interests, see Note 6 of Notes to Consolidated Financial Statements.

                  Sales Activity: The table below summarizes sales activity at the San Elijo Hills project during the last three years. At closing, a portion of the sales proceeds is deferred and not immediately recognized as revenue in the Company's consolidated statements of operations. The Company recognizes deferred revenue upon completion of required improvements to the property sold, including costs related to common areas, under the percentage of completion method of accounting. Amounts shown below as development management fees earned are intercompany payments, which are eliminated in consolidation and therefore not reflected in the Company's consolidated statements of operations, but which are a source of liquidity for the parent company.


                                                                  For the Year Ended December 31,
                                                           --------------------------------------------
                                                             2005             2004              2003
                                                             ----             ----              ----
                                                                       (Dollars in thousands)

Number of residential units sold (1)                             406             139               739
Aggregate sales proceeds from sales of residential
    units, net of closing costs (2)                        $ 127,100        $ 33,000         $ 133,400
Aggregate proceeds from the sales of school and
    retail sites, net of closing costs (3)                 $     700        $ 20,200         $   --
Development management fees earned                         $   7,700        $  3,300         $   8,100


(1) Units are comprised of single family lots, multi-family units and very low income apartment units.
(2) Excludes profit participation and consent fees described elsewhere in this Report which are received subsequent to the closing of the land sales.
(3) Reflects the sale of one retail site in 2005 and the sale of one school site in 2004.

                   As of December 31, 2005, the Company estimates that it will spend approximately $20,600,000 to complete the required improvements to sold properties, which results in a deferred revenue balance of $73,200,000. The Company will recognize the deferred revenue in its consolidated statements of operations as the required improvements are completed under the percentage of completion method of accounting.

                  As of February 13, 2006, the Company has entered into agreements with homebuilders that have not closed to sell 283 single family lots for aggregate cash proceeds of $132,200,000 (of which $13,600,000 has been received as non-refundable deposits). After considering this land under contract for sale, the remaining land at the San Elijo Hills project to be developed and sold or leased consists of the following:

       Single family lots to be developed and sold                   184
       Multi-family units                                             40
       Square footage of commercial space                        132,000

                  The Company's current plans are to construct and sell or lease the remaining mixed-use multi-family units in the towncenter rather than sell the property to another developer. Assuming the Company's development is not delayed, it expects to close the sales of the remaining residential units during 2006 and 2007; however, development activity on units sold is expected to continue into 2007 and on common areas into 2008.

                    With respect to the towncenter commercial space, the Company plans to construct and lease approximately 57,000 square feet of the commercial space rather than sell it to a builder. The Company has begun discussions with prospective users of the towncenter commercial space and expects it will begin construction of the mixed-use towncenter during 2006. The Company intends to sell the remainder of the towncenter commercial space, which includes the supermarket site and daycare center site, to third party builders or owners.

                  The strength of the residential real estate market in San Diego County over the past several years has been greatly responsible for the successful sales activity at the San Elijo Hills project. Although the Company plans to complete the construction and sale of the remaining residential sites during the next two years, the continued resiliency of the residential real estate market will be critical to these efforts. Should demand in the residential real estate market decline, it may take longer for the Company to complete residential sales activity, or result in lower prices for the residential sites, or both. Including land under contract for sale discussed above, the estimate of future taxable income discussed elsewhere in this Report assumes that the Company will sell all of the remaining land at the San Elijo Hills project for aggregate sales proceeds of approximately $250,000,000; after deducting actual and projected development costs from this amount, projected gross profit is estimated to be $150,000,000. These amounts are only estimates, and actual sales and development costs could be materially different as a result of changes in the real estate market or other factors that may or may not be within the Company's control.

                  Although these development plans are based on the Company's current intentions, these plans could change, including as a result of actions of local regulatory authorities.

                   In order for the City of San Marcos to issue building permits to the Company's prospective lot purchasers for lot sales above certain thresholds, the Company is required to make improvements to two off-site roads. Pursuant to the project development agreement with the City of San Marcos/Redevelopment Agency of San Marcos (the "City"), the Company is required to contribute $11,000,000 to fund a portion of the cost of building these roads; the City is required to fund any costs in excess of this amount. The improvements for one of these roads have been substantially completed, and improvements for the second off-site road commenced in early 2005. The commencement of construction of these roads removed the last significant limitations to the issuance of building permits at the San Elijo Hills project. By the end of February 2006, the Company expects that it will have substantially fulfilled its entire $11,000,000 obligation and the City will need to fund the balance of the construction costs before the road can be completed. Although the absence of significant building permit limitations should enable the Company to complete development of the project in accordance with its plans, unforeseen developments or delays by the City in fulfilling its road improvement obligations could adversely impact its development plans.

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

                   Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not in receivership proceedings, it is operating under restrictive orders entered by insurance regulators. It is uncertain whether Kemper will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay the claim. In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through May 31, 2004. In September 2005, the excess policy was extended to cover homes sold through May 31, 2005. The Company continues to investigate whether insurance coverage for future home sales at the San Elijo Hills project is available at acceptable prices.

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

                  In 1993, the City of Chula Vista and the County of San Diego approved a General Development Plan ("GDP") for the larger planning area. Although there is no specified time within which implementation of the GDP must be completed, it is expected that full development of the larger planning area will take decades. The GDP establishes land use goals, objectives and policies within the larger planning area. The GDP for the larger planning area contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a proposed university site and a network of infrastructure, including roads and highways, a public transportation system, park systems and schools. Any development within the larger Otay Ranch master-planned community must be consistent with the GDP. While the GDP can be amended, subject to approval by either or both of the City of Chula Vista and the County of San Diego, Otay Land Company has certain vested and contractual rights, pursuant to a development agreement, that protect its development interests in Chula Vista, covering substantially all of its developable land. However, actual land development will require that further entitlements and approvals be obtained.

                  In April 2003, at the urging of the City of Chula Vista, the developers within Otay Ranch (including Otay Land Company) entered into a three year agreement to limit the number of annual building permits they would utilize to an aggregate of 2,210 per year for all developers, with certain exceptions. The City has requested that this agreement be extended for another three years after it expires in April 2006. The terms of the proposed extension are acceptable to the Company. If the developers do not agree to extend the restriction, the City has the right to unilaterally impose a restriction on the number of building permits that can be issued. However, there is no guaranty that this agreement will be extended or, if it is, that the proposed permit allocation will not change.

                  In August 2002, Otay Land Company reached an agreement with the City of Chula Vista and another party whereby the City agreed to acquire 439 acres of mitigation land from Otay Land Company by eminent domain proceedings. In January 2004, these proceedings were concluded and the mitigation land was sold to the City for aggregate proceeds of approximately $5,800,000; a pre-tax gain of approximately $4,800,000 was recognized in 2004.

                  After considering the above transactions, Otay Land Company owns approximately 2,900 acres, of which the total developable area is approximately 700 acres, including approximately 170 acres of land designated as "Limited Development Area and Common Use Area." The remaining approximately 2,200 acres are designated as various qualities of non-developable open space mitigation land. Under the GDP, 1.188 acres of open space mitigation land from within the Otay Ranch project must be dedicated to the government for each 1.0 acre of land that is developed, excluding land designated Limited Development Area and Common Use Area.

                  Some owners of development land have adequate or excess mitigation land, while other owners lack sufficient acreage of mitigation land to cover their inventory of development land. Otay Land Company currently has substantially more mitigation land than it would need to develop its property at this project. Based upon the GDP conditions, this land could have value to other developers within the larger Otay Ranch development area as their development progresses; however, this is partially dependent upon other parties with developable land fully developing their land. Should other owners choose not to develop their developable land, it is unlikely that Otay Land Company's mitigation land can be sold to other owners within the larger Otay Ranch planning area to meet their mitigation requirements. In addition, it is unclear whether the Otay Ranch mitigation land is acceptable to meet mitigation requirements for development outside of Otay Ranch in the greater San Diego County region.

                  The Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Company has been working with the City of Chula Vista and other developers on a GDP amendment for the overall Otay Ranch area. In 2005, the Chula Vista City Council adopted an amendment to the GDP, which modified land use designations in the Otay Ranch area, including land owned by subsidiaries of the Company. The GDP amendment increased the development potential for a parcel of approximately 300 contiguous acres owned by Otay Land Company. The number of residential dwelling units was increased to 1,800 from 800, and approval of up to 300,000 square feet of retail neighborhood commercial center was retained. The City Council deferred action with respect to a second parcel of approximately 300 developable acres owned by Otay Land Company. The pending GDP amendment for this parcel proposed an increase from 2,080 to 4,200 residential dwelling units, and an increase of commercial development from approximately 1.2 million square feet to approximately 1.5 million square feet. The Council deferred action on amending the GDP relating to this parcel until April 2006. This deferral period is intended, among other things, to give the City of Chula Vista staff, Otay Land Company and another land owner time to reach agreement concerning land use surrounding a planned university, regional technology park and adjacent parts of Otay Ranch. The Company is unable to predict the impact the ultimate resolution of these matters will have, nor can any assurance be given that the City Council will approve the currently pending amendment to the GDP.

                  After considering the changes described above, the Company's developable land is approved for 3,880 residential dwelling units, and approximately 1.5 million square feet of commercial space. At the expiration of the deferral period, if the City Council approves the proposed amendment for the changes in the remaining parcel described above, then the Company's developable land would be approved for an aggregate of 6,000 residential dwelling units, and approximately 1.8 million square feet of commercial space.

                  San Diego Expressway Limited Partnership ("SDELP") is in the process of constructing a toll road designated as SR 125 through south San Diego County. Grading and bridge construction have begun, and the SDELP intends to complete construction during the second quarter of 2007. This toll road runs along the western border of one of Otay Land Company's land parcels and is a quarter mile east of another. When complete the toll road will significantly improve access to the southern portion of Otay Ranch, including the parcels owned by the Company. Otay Land Company and other adjacent property owners will need to negotiate with the City of Chula Vista and SDELP regarding the construction timing and financing of interchanges that will provide access to SR 125.

                  Significant design and processing will be required to fully entitle the Company's property in Otay Ranch before development and sale of the finished neighborhoods to builders can begin, and there can be no assurance that the Company will be successful in receiving the entitlements necessary for any future development. Even if Otay Land Company receives its entitlements to develop its property, it is uncertain whether it will fully develop or sell its developable land. If or when development does occur, it will likely be phased based on market conditions at the time of development and the progress of infrastructure improvements. As a result, the Company is unable to predict when revenues will be derived from this project. The ultimate development of projects of this type is subject to significant governmental and environmental regulation and approval and is likely to take many years. For additional information concerning governmental and environmental matters, see "Government Regulation" and "Environmental Compliance" below.

                 A map indicating the location of the Chula Vista General Plan area in San Diego County and a more detailed map showing general information about the Company's land within that General Plan area can be found on Otay Land Company's website at www.otaylandcompany.com.

Other Projects

Rampage Property

                  In November 2003, the Company purchased a 2,159 acre grape vineyard located in southern Madera County, California. The purchase price for the property was $5,700,000, excluding expenses, of which $1,700,000 was paid in cash and the balance was financed.

                  In July 2005, the Company sold approximately 600 acres of the property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000. The buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices since 2001. While the sale resolved any remaining dispute with respect to the purchase options, the Company continues to have settlement discussions concerning the farming practices complaint.

                  The Company had leased the farming rights to approximately one-half of the property to one of the former owners for a fifteen-year period; however, the lease was terminated in 2005 due to non-performance by the tenant and the Company commenced eviction proceedings. On January 30, 2006, the tenant filed a cross-complaint against the Company seeking a rescission of the purchase agreement by which the Company acquired the Rampage property on the grounds that they did not receive the consideration for which they bargained. The Company does not expect that the ultimate resolution of this matter will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations during the period recorded.

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

Competition

                  Real estate development is a highly competitive business. There are numerous residential real estate developers and development projects operating in the same geographic area in which the Company operates. Competition among real estate developers and development projects is determined by the location of the real estate, the market appeal of the development plan, and the developer's ability to build, market and deliver project segments on a timely basis. Many of the Company's competitors may have greater financial resources and/or access to cheaper capital than the Company. Residential developers sell to homebuilders, who compete based on location, price, market segmentation, product design and reputation.

Government Regulation

                  The residential real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. In developing a community, the Company must obtain the approval of numerous government agencies regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes. Regulations affect homebuilding by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential home buyers. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.

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

                  Under various federal, state and local environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to remediate these substances when present, may adversely affect the owner's ability to sell or rent that property or to borrow funds using that property as collateral. It may impose unanticipated costs and delays on projects. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may also be liable for the costs of the investigation, removal and remediation of those wastes at the disposal or treatment facility, regardless of whether that facility is owned or operated by that person. In addition to remediation actions brought by federal, state and local agencies, the presence of hazardous substances on a property could result in personal injury, contribution or other claims by private parties. These claims could result in costs or liabilities that could exceed the value of that property. We are not aware of any notification by any private party or governmental authority of any claim in connection with environmental conditions at any of our properties that we believe will involve any material expenditure other than as disclosed herein.

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

                  During 2003, Otay Land Company developed an investigation plan, which the San Diego Department of Environmental Health ("DEH") approved, to further determine the nature and extent of contamination on the property. In January 2004, the State Department of Toxic Substance Control ("DTSC") approved DEH as the overseeing agency for the site investigation and the remediation. Flat Rock selected an environmental consultant to implement the investigation plan, which has been conducted under the San Diego County Voluntary Cleanup Program and under the oversight of the DEH. In 2005, Flat Rock completed the site investigation, and expects to submit the remediation plan for approval from the DEH in 2006. Flat Rock anticipates starting the remediation process in 2006 with completion in 2007. However, the Company is unable to predict with certainty when the remediation will commence and there is no current regulatory requirement to commence remediation by a fixed date. Further, Otay Land Company and Flat Rock have filed a lawsuit in Federal Court in the Southern District of California seeking compensation from the parties who it believes are responsible for the contamination. However, the Company can give no assurances that this lawsuit will be successful or that it will be able to recover any of the costs incurred in investigating and/or remediating the contamination.

Employees

                  At December 31, 2005, the Company and its consolidated subsidiaries had 25 full-time employees.

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

Item 1A. Risk Factors.
-------  ------------

                  Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this Report, before you decide whether to purchase our common stock. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

                  Our results of operations and financial condition are greatly affected by the performance of the real estate industry. The real estate development industry has historically been subject to up and down cycles driven by numerous market and economic factors, both national and local, beyond the control of the real estate developer. Real estate investments often cannot be easily or quickly converted into cash. Market values may be adversely affected by economic conditions, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty when future sales will occur or what the sales price will be.

                  Changes in mortage interest rate levels or changes in consumer lending practices could reduce demand for housing. Our business is dependent upon the availability and cost of mortgage financing for potential homebuyers. Any significant increase in the prevailing low mortgage interest rate environment or decrease in available credit could reduce consumer demand for housing, which in turn could lead to fewer home sales or lower sale prices.

                  Our business is currently concentrated in Southern California. As a result, our financial results are dependent on the economic strength of that region. Our current operations are concentrated in Southern California, specifically in the San Diego area. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to adverse changes in the San Diego economy than those of larger, more diversified companies. Any significant increase in the local cost of living, including increases in residential property tax charges, may adversely affect consumer demand for housing projects like ours. Should we experience softening in our markets and not be able to offset the potential negative market influences on price and volume, our financial results could be negatively impacted.

                  Changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations may delay our projects or increase our costs. Our plans for development projects require numerous government approvals, licenses, permits and agreements, which we must obtain before we can begin development and construction. The approval process can be delayed by withdrawals or modifications of preliminary approvals, by litigation and appeals challenging development rights and by changes in prevailing local circumstances or applicable laws that may require additional approvals. Regulatory requirements may delay the start or completion of our projects and/or increase our costs.

                  Demographic changes in the United States generally and California in particular could reduce the demand for housing. Our operations are sensitive to demographic changes. If the current trend of population increases in California were not to continue, or in the event of any significant reduction in job creation, demand for real estate in California may decline from current levels.

                  Increases in real estate taxes and other local government fees could adversely affect our results. Increases in real estate taxes and other government fees may make it more expensive to own the properties that we are currently developing, which would increase our carrying costs of owning the properties.

                  Significant competition from other real estate developers and homebuilders could adversely affect our results. There are numerous residential real estate developers and development projects operating in the same geographic area in which we operate. Many of our competitors may have advantages over us, such as more favorable locations which may provide better schools and easier access to roads and shopping, or amenities that we may not offer, as well as greater financial resources and/or access to cheaper capital.

                  Delays in construction schedules and cost overruns could adversely affect us. Any material delays could adversely affect our ability to complete our projects, significantly increasing the costs of doing so, or drive potential customers to purchase competitors' products. Cost overruns, if material, could have a direct adverse impact on our results of operations.

                  Increased costs for land, materials and for labor could adversely affect us. Our current and future development projects require us to purchase significant amounts of land, materials and require significant amounts of labor. If these costs increase, it will increase the costs of completing our projects; if we are not able to recoup these increased costs, our results of operations could be adversely affected.

                  Imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof could increase our costs and delay our projects. The real estate development industry is subject to the risk of condemnation and to increasing environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. Environmental laws may cause us to incur additional costs, and adversely affect our ability to complete our projects in a timely and profitable manner.

                  Property in California is at risk from earthquakes, fires and other natural disasters. Damage to any of our properties, whether by natural disasters, including earthquakes, and fires or otherwise, may either delay or preclude our ability to develop and sell our properties, or affect the price at which we may sell such properties. Although research on earthquake prediction has increased in recent years, it cannot be predicted when and where an earthquake will occur. We do not intend to obtain earthquake insurance for our projects.

                  Under California law we could be liable for some construction defects in structures we build or that are built on land that we develop. California law imposes some liabilities on developers of land on which homes are built as well as on builders. Future construction defect litigation could be based on a strict liability theory based on our involvement in the project or it could be related to infrastructure improvements or grading, even if we are not building homes ourselves.

                  We may not be able to insure certain risks economically. We may experience economic harm if any damage to our properties is not covered by insurance. We cannot be certain that we will be able to insure all risks that we desire to insure economically or that all of our insurers will be financially viable if we make a claim. We may suffer losses that are not covered under our insurance policies. If an uninsured loss or a loss in excess of insured limits should occur, we could lose capital invested in a property, as well as any future revenue from the property.

                  Shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects could adversely affect the value of our properties or restrict us from commencing development. Any shortage of reliable water and energy resources or a drop in consumer confidence in the dependability of such resources in areas where we own land may adversely affect the values of our properties and/or result in governmental restrictions that curtail development projects.

                  Changes in the composition of our assets and liabilities through acquisitions or divestitures may affect our results. We may make future acquisitions or divestitures of assets. Any change in the composition of our assets and liabilities could significantly affect our financial position and the risks that we face.

                  The actual cost of environmental liabilities concerning land owned in San Diego County, California could exceed the amount we reserved for such matter. The actual cost of remediation of undeveloped land owned by one of our subsidiaries could exceed the amount reserved for such matter, which would adversely affect our results of operations and liquidity.

                  We may not be able to generate sufficient taxable income to fully realize our deferred tax asset. We and certain of our subsidiaries have net operating tax loss carryforwards ("NOLs") and other tax attributes. If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the deferred tax asset.

                  Significant influence over our affairs may be exercised by our principal stockholders. As of February 13, 2006, the significant stockholders of our Company are Leucadia National Corporation (approximately 29.9% beneficial ownership), our Chairman, Joseph S. Steinberg (approximately 9.5% beneficial ownership, including ownership by certain family members, but excluding Mr. Steinberg's private charitable foundation) and one of our directors, Ian M. Cumming (approximately 7.7% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming's private charitable foundation). Mr. Steinberg is also President, a director and a significant stockholder of Leucadia. Mr. Cumming is also Chairman of the Board, a director and a significant stockholder of Leucadia. Accordingly, Leucadia and Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

                  Our common stock is subject to transfer restrictions. We and certain of our subsidiaries have NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common stock and the ability of persons or entities now owning 5% or more of our common stock from acquiring additional common stock. The restriction will remain until the earliest of (a) December 31, 2010, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward. The restriction may be waived by our board of directors. Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisors and/or us to determine whether their ownership of our common stock approaches the proscribed level.

Item 1B. Unresolved Staff Comments.
-------  -------------------------

                  Not applicable.

Item 2.  Properties.
------   ----------

                  The Company currently develops two real estate properties, the San Elijo Hills project and the Otay Land Company project, and owns the Rampage property, all of which are described under Item 1, Business. Real estate had an aggregate book value of approximately $62,300,000 at December 31, 2005.

                  The Company leases 8,944 square feet for its corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008. The Company rents office space at its corporate headquarters to Leucadia. Effective March 1, 2005, the monthly rent is $1,000; in 2005, the rent paid by Leucadia aggregated $21,000.

Item 3.  Legal Proceedings.
------   -----------------

                  The Company is not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to the Company's consolidated financial position or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

                  Not applicable.


                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------   -----------------------------------------------------------------------
                  The Company's common stock is traded in the over-the-counter market under the symbol "HOFD." The Company's common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.

                  The following table sets forth, for the calendar periods indicated, the high and low bid price of the Company's common stock, as published by the National Association of Securities Dealers OTC Bulletin Board Service.

                                                                             High            Low
                                                                         ----------       ---------
               2004
                       First Quarter                                     $  34.60        $  29.25
                       Second Quarter                                       35.00           32.00
                       Third Quarter                                        44.20           33.25
                       Fourth Quarter                                       52.50           42.00

               2005
                       First Quarter                                     $  58.00        $  49.75
                       Second Quarter                                       65.00           52.80
                       Third Quarter                                        70.50           56.00
                       Fourth Quarter                                       69.00           54.00

               2006
                       First quarter (through February 13, 2006)         $  65.50        $  60.50

                  The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions. On February 13, 2006, the closing bid price for the Company's common stock was $64.00 per share. As of that date, there were 998 stockholders of record. On April 19, 2005, the Company's Board of Directors declared a cash dividend equal to $0.50 per share of the Company's common stock, payable on May 9, 2005 to stockholders of record on April 29, 2005. The Company did not declare dividends on its common stock during 2004 or 2003.

                  The Company does not currently meet certain requirements for listing on a national securities exchange or inclusion on the Nasdaq Stock Market.

                  The Company and certain of its subsidiaries have NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties. In order to reduce the possibility that certain changes in ownership could result in limitations on the use of its tax attributes, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common stock and the ability of persons or entities now owning five percent or more of the common stock from acquiring additional common stock. The restrictions will remain in effect until the earliest of (a) December 31, 2010, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

                  The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

Item 6.  Selected Financial Data.
------   -----------------------

                  The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 of this Report. The results of CDS are included in the Company's consolidated results of operations from the date of acquisition (October 21, 2002), and is the primary reason for the significant increase in revenues, expenses and profitability as compared to the earlier period.

                                                                                 Year Ended December 31,
                                                    --------------------------------------------------------------------------
                                                        2005             2004              2003           2002         2001
                                                    -----------    ----------------    ------------    ---------    ----------
                                                                     (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
  Revenues (1)                                       $107,932        $ 81,671          $ 148,285       $ 13,111       $ 6,523
  Expenses (2) (3)                                     39,957          25,620             50,575         22,418         6,932
  Income (loss) before minority interest               41,475          47,633             85,237         (9,375)         (377)
  Net income (loss)                                    31,792          36,792             74,076        (11,086)       (1,377)
  Basic income (loss) per share                         $3.85           $4.46              $9.08         $(1.80)       $(0.24)
  Diluted income (loss) per share                       $3.84           $4.45              $8.99         $(1.80)       $(0.24)

                                                                                 At December 31,
                                                    --------------------------------------------------------------------------
                                                       2005             2004              2003           2002         2001
                                                    -----------    ----------------    ------------    ---------    ----------

SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents                          $131,688        $ 34,634          $  43,503       $ 33,601       $ 1,454
  Investments                                          65,190          82,249             88,519           --             --
  Real estate                                          62,319          47,126             37,612         31,108        23,890
  Total assets                                        294,261         211,487            217,010        117,043        25,804
  Notes payable (4)                                    10,403          16,620             38,296         40,332        22,508
  Stockholders' equity (deficit)                      141,465         113,751             76,330          1,650       (11,623)
  Shares outstanding                                    8,264           8,260              8,155          8,155         5,680
  Book value per share                                 $17.12          $13.77              $9.36          $ .20        $(2.05)
  Cash dividend per share                              $  .50          $ --                $ --           $ --         $  --

(1) Prior to the acquisition of CDS, includes development management fee income from San Elijo Hills of $1,600,000 for the period from January 1, 2002 to October 21, 2002, and $4,800,000 for the year ended December 31, 2001. After the acquisition, these payments are no longer reflected as revenues since they are eliminated in consolidation.
(2) Includes provisions for environmental remediation of $1,300,000, $300,000 and $11,200,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is more fully discussed in Results of Operations below.
(3) During 2005, the Company reclassified farming activities from general and administrative expenses to other income (expense), net for all periods.
(4) At December 31, 2003, 2002 and 2001, includes a note payable to a subsidiary of Leucadia for $24,716,000, $23,628,000 and $22,508,000,
     respectively. In March 2004, the Company prepaid this borrowing in full.

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

Liquidity and Capital Resources

                  Net cash provided by operating activities, principally from the proceeds from the sale of real estate, was $88,200,000, $22,500,000 and $119,000,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The large fluctuations in operating cash flows from year to year result from the timing of real estate sales, principally at the San Elijo Hills project. The San Elijo Hills project is being sold in phases, and the quantity of lot inventory available for sale can vary greatly from period to period. During 2003 and 2005, the Company closed on the sales of substantially more lot inventory than in 2004, the timing of which reflects both the planned phasing of the project and the strong residential real estate market at San Elijo Hills. Information about the remaining real estate to be sold at the San Elijo Hills project is provided below. Operating cash flows in 2003 also reflect the sale of a relatively large piece of land at the Otay Ranch project. Because of the nature of its real estate projects, the Company does not expect operating cash flows will be consistent from year to year.

                  The parent company's principal sources of funds are proceeds from the sale of real estate, its $10,000,000 line of credit with Leucadia, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of December 31, 2005, the Company had consolidated cash and cash equivalents and marketable securities aggregating $196,900,000. Certain of these amounts are held by subsidiaries that own the San Elijo Hills project, and as such are fully available to satisfy the development needs of that project, but are also subject to the interests of minority shareholders. Excluding those amounts, at December 31, 2005 the parent company and its wholly owned subsidiaries had approximately $72,100,000 of liquid assets to satisfy its needs, the needs of its subsidiaries and for future investment opportunities.

                  The Company expects that its cash on hand, together with the sources described above, will be sufficient for both its short and long term liquidity needs. Residential sales at the San Elijo Hills project are expected to be a continuing source of funds to the Company through 2007 if project development continues as planned, and if economic conditions remain favorable for the local housing market. Thereafter, cash flow from the San Elijo Hills project will principally result from the sale or lease of the commercial space. Until the Company is reasonably assured it will be able to sell or lease developed property for an adequate return, the San Elijo Hills project will not require significant funds for development. The Company is not relying on receipt of funds from Otay Land Company for the foreseeable future, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty. However, except for the environmental remediation matter discussed below, Otay Land Company is not expected to require material funds in the short term, and long term needs will not be determined until a development plan is established. The Company does not anticipate that the Rampage property will require any significant funding or be the source of significant funds for the next few years. The Company is not currently committed to acquire any new real estate projects, but it believes it has sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

                  The Company currently has an unsecured $10,000,000 line of credit agreement with Leucadia, which has a maturity date of February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per year. As of February 13, 2006, no amounts were outstanding under this facility.

                  In July 2005, the Company sold approximately 600 acres of land at the Rampage property to a neighboring land owner for approximately $5,000,000. The Company used $3,800,000 of the net proceeds received from the sale to fully pay the principal, interest and pre-payment penalties due under the Rampage mortgage note, as required under the mortgage note in connection with the sale. The buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the Rampage property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices since 2001. While the sale resolved any remaining dispute with respect to the purchase options, the Company continues to have settlement discussions concerning the farming practices complaint. The Company does not believe the ultimate resolution of this matter will be material.

                  During 2005, the Company closed on the sales of 5 neighborhoods in the San Elijo Hills project consisting of 131 multi-family units for aggregate sales proceeds of $36,000,000, net of closing costs, and 203 single family lots for aggregate sales proceeds of $91,100,000, net of closing costs. The sales proceeds include $10,300,000 of non-refundable options payments that had been received by the Company in 2004. At December 31, 2005, $57,100,000 of revenue related to these sales was deferred since the Company is required to complete certain improvements under the purchase agreements.

                  As of December 31, 2005, the aggregate balance of deferred revenue for all real estate sales (including the 2005 sales) was $73,200,000, which the Company estimates will be substantially recognized as revenue by the end of 2008. The Company estimates that it will spend approximately $20,600,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

                  As of December 31, 2005, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

              Single family lots to be developed and sold              467
              Multi-family units                                        40
              Square footage of commercial space                   132,000

                  As of February 13, 2006, the Company has entered into agreements with homebuilders that have not closed to sell 283 single family lots for aggregate cash proceeds of $132,200,000, pursuant to which it had received non-refundable option payments of $13,600,000 in 2005. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment.

                  The Company is currently developing lots that are under contract for sale or being marketed for sale. The Company believes it will sell all of its remaining residential sites by the end of 2007, after which the remaining activity at the San Elijo Hills project will be primarily concentrated on commercial sites. These estimates of future property available for sale and the timing of the sales are based upon current development plans for the project and could change based on actions of regulatory agencies, the strength of the housing market and other factors that are not within the control of the Company.

                    During 2005, the Company recorded $6,800,000 of revenues related to revenue or profit sharing payments received from homebuilders who purchased lots in the San Elijo Hills project. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. These amounts are generally based on a formula and other specified criteria contained in the lot purchase agreements, and are generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. Since the future plans and potential profits of the Company's homebuilders are uncertain, the Company is unable to predict whether additional payments will be received in the future.

                  Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by Kemper. The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies. To date, the Company has not made any material claims under the policy.

                  Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not in receivership proceedings, it is operating under orders entered by insurance regulators. It is uncertain whether Kemper will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay the claim. In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through May 31, 2004. In September 2005, the excess policy was extended to cover homes sold through May 31, 2005. The Company continues to investigate whether insurance coverage for future home sales at the San Elijo Hills project is available at acceptable prices.

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

                  As indicated in the table below, at December 31, 2005, the Company's contractual cash obligations totaled $11,963,000. The notes payable to trust deed holders are collateralized by the San Elijo Hills project. For additional information, see Note 5 of Notes to Consolidated Financial Statements.


                                                                 Payments Due by Period (in thousands)
                                               ----------------------------------------------------------------------

                                               Total Amounts    Less Than 1                                  After 5
Contractual Obligations                          Committed         Year       1-3 Years      4-5 Years        Years
-----------------------                         ----------     -----------    ---------      ---------      ---------

Notes payable to trust deed holders              $10,968          $ --         $  --          $10,968        $  --
Operating lease, net of sublease income              995             226           476            293           --
                                                 -------          ------       -------        -------        ------
Total Contractual Cash Obligations               $11,963          $  226       $   476        $11,261        $  --
                                                 =======          ======       =======        =======        ======

                  Pursuant to an agreement with the City of San Marcos, the Company is contractually obligated to contribute up to $11,000,000 towards the cost of improving two off site roads to the San Elijo Hills project, which is not reflected in the table above. The City of San Marcos is obligated to fund the balance of the cost of the roads. As of December 31, 2005, the Company had spent $7,500,000 towards the road improvements, and expects it will substantially fulfill its road construction obligation in early 2006.

                  As of December 31, 2005, the Company had NOLs of $83,700,000 available to reduce its future federal income tax liabilities and $18,900,000 of alternative minimum tax credit carryovers. The federal NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, the Company expects to pay federal income tax at a rate of 20% during future periods. For more information, see Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, certain of the Company's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2005, the amount of outstanding bonds was approximately $29,500,000, none of which has been drawn upon.

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

                  Profit Recognition on Sales of Real Estate - When the Company has an obligation to complete improvements on property subsequent to the date of sale, it utilizes the percentage of completion method of accounting to record revenues and cost of sales. Under percentage of completion accounting, the Company recognizes revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas. Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets. As of December 31, 2005, the Company's deferred revenue balance aggregated $73,200,000.

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

                  Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period. The valuation allowance is determined after considering all relevant facts and circumstances and is based, in significant part, on the Company's projection of taxable income in the future. The Company calculated the allowance based on the assumption that it would be able to generate future taxable income of approximately $167,000,000, which would be sufficient to fully utilize the Company's NOLs, but not all of its alternative minimum tax credit carryovers. The Company's estimate does not include any real estate development profit at the Otay Ranch and Rampage properties, for the reasons discussed below.

                  The calculation of the valuation allowance recognizes that the Company's NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%. When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which generally can be used to reduce its future federal income tax once it has used all of its NOLs and becomes subject to the regular tax (as opposed to the alternative minimum tax). Assuming the Company realizes its projected taxable income in the future and fully utilizes its NOLs, it will have paid approximately $36,000,000 in federal alternative minimum taxes, generating minimum tax credit carryovers of the same amount to reduce future federal income taxes payable. Alternative minimum tax credit carryovers have no expiration date. However, because the minimum tax credit carryovers do not offset alternative minimum tax, effectively they are only able to reduce the Company's federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $180,000,000 of taxable income above its current estimate to fully use all of the credits. As a result, the Company has reserved for a substantial portion of this benefit in its valuation allowance.

                  The projection of future taxable income is based upon numerous assumptions about the future, including future market conditions where the Company's projects are located, regulatory requirements, estimates of future real estate revenues and development costs, the ability of the Company to realize taxable profits prior to the expiration of its NOLs, future interest expense, operating and overhead costs and other factors. To the extent the Company's actual taxable income in the future exceeds its estimate, the Company will recognize additional tax benefits and reduce its valuation allowance; conversely, if the actual taxable income is less than the amounts projected, an addition to the valuation allowance would be recorded that would increase tax expense in the future.

                  During 2004 and 2003, the Company reduced its valuation allowance and federal income tax expense as a result of increases in its projected taxable income. During those periods, the Company had entered into lot sale agreements at the San Elijo Hills project for prices that continued to increase, at a rate greater than had been expected. The increase in projected income resulted from the continued strong residential housing market in the San Elijo Hills area. Since the Company's plans for development at the Otay Ranch and Rampage properties are uncertain, the Company has not included estimates of future development profit at these projects in its taxable income projections. The Company believes that real estate markets and demand can change quickly, and that projecting profits for these projects at this time is not appropriate. Adjustments to the valuation allowance in the future should be expected.

                  Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, the Company recorded a charge of $11,200,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by the Company's subsidiary, Flat Rock Land Company. The estimated liability was neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs. The Company anticipates starting the remediation process in 2006 with completion in 2007. However, the Company is unable to predict with certainty when the remediation will commence and there is no current regulatory requirement to commence remediation by a fixed date.

                  In 2005, Flat Rock completed the site investigation and expects to submit the remediation plan for approval from the appropriate regulatory authority in 2006. At any time prior to the completion of the remediation, the Company may conclude that the current estimate of its liability needs to be adjusted. A change to the current estimate could result from, among other things, a conclusion that a different remediation alternative is more appropriate (which could increase or decrease the estimate), that the cost to implement any remediation alternative is different than the Company's current estimate and/or requirements imposed by regulatory authorities that the Company did not anticipate but is nevertheless required to implement. The Company periodically adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                   Provision for Losses on Real Estate - The Company's real estate is carried at cost. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different. The Company has not recorded any such provisions during the three year period ended December 31, 2005.

Statement of Operations

                  The Company currently has two significant real estate development projects, the San Elijo Hills project and the Otay Ranch project. The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,364 single family lots, 826 multi-family units, 276 very low income apartment units, two school sites and commercial space which will be sold or leased. As of February 13, 2006, the remaining land at the San Elijo Hills project to be developed and sold or leased (including real estate under contract for sale) consisted of 467 single family lots, 40 multi-family units and 132,000 square feet of commercial space. The Company currently plans to complete its development of residential sites during 2006 and 2007, after which remaining activity at the San Elijo Hills project will be primarily concentrated on the commercial sites. These estimates of future property available for sale and the timing of the sales are derived from the current plans for the project, and could change based upon the actions of the project's homebuilders or regulatory agencies.

                  While the San Elijo Hills project is a development community with significant sales activity, sales at the Otay Ranch project have been limited to three individual transactions for relatively large amounts of land. Individual lot development at the Otay Ranch project has not yet begun, as the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of the property. If and when the Company determines to commence lot development at the Otay Ranch project, it is expected to last several years. Similarly, the Rampage property is not expected to have sales activity for several years. Any residential development at the Rampage property can only commence after approvals are obtained from several government agencies.

         Real Estate Sales Activity

                  San Elijo Hills Project:
                  ------------------------

                  The Company has closed on sales of real estate and recognized revenues as follows:



                                                            Year Ended             Year Ended              Year Ended
                                                        December 31, 2005      December 31, 2004        December 31, 2003
                                                        -----------------      -----------------        -----------------
                                                                             (Dollars in thousands)

Single family units                                                  203                     94                   535
Multi-family units                                                   131                     45                    --
Very low income apartment units                                       72                     --                   204
School and retail sites                                                1                      1                    --
Purchase price, net of closing costs                           $ 127,800               $ 53,200             $ 133,400
Revenues recognized on closing date                            $  70,700               $ 28,800             $  77,100


                  As discussed above, a portion of the revenue from these sales was deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include previously deferred amounts of $23,000,000, $38,800,000 and $35,500,000 for
2005, 2004 and 2003, respectively, which were recognized upon completion of certain required improvements.

                  Revenues from sales of real estate also include amounts received pursuant to profit sharing agreements with homebuilders of $6,800,000, $4,500,000 and $5,500,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, revenues from sales of real estate in 2003 include approximately $3,000,000 paid by one of San Elijo's homebuilders for the Company's consent to allow the homebuilder to re-sell his lots to another homebuilder.

                  During 2005, the very low income apartment units were sold for a $1,500,000 note; however, no cash down payment was received, the note does not bear interest and any payments the Company may receive are contingent upon the buyer obtaining financing. The Company has not recognized any revenue or receivable resulting from this transaction; revenues will be recognized if and when cash is received under the note. Land cost for the parcel sold was negligible.

                  During 2005, 2004 and 2003, cost of sales of real estate aggregated $32,600,000, $16,000,000 and $29,100,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

                  Otay Ranch Project:
                  -------------------

                  During 2005, there were no real estate sales at the Otay Ranch project except for the sale of a small parcel for proceeds of $40,000. During 2004, sales of real estate were $5,800,000 relating to an agreement with the City of Chula and another party whereby the City acquired 439 acres of mitigation land by eminent domain proceedings. Sales of real estate during 2003 consist of $22,500,000 from the sale of 1,445 acres.

                  During 2005, 2004 and 2003, cost of sales of real estate aggregated $20,000, $1,000,000 and $4,800,000, respectively. Cost of sales is based upon the allocation of project costs at acquisition to individual parcels, based upon their relative fair values, in addition to parcel specific development costs, closing costs and commissions, if any.

                  Rampage Property:
                  -----------------

                  As mentioned above, during 2005 the Company sold approximately 600 acres of land at the Rampage property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000.

                  Paradise Valley Project:
                  ------------------------

                  During 2003, the Company disposed of all of its remaining interest in the Paradise Valley project and recognized pre-tax income of $1,500,000, net of $300,000 that was allocated to the minority interest.


         Other Results of Operations Activity

                  The Company recorded co-op marketing and advertising fees of approximately $2,200,000, $3,700,000 and $1,300,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities for the San Elijo Hills project.

                  As more fully discussed above, in 2002, the Company recorded a provision of approximately $11,200,000, representing the estimated cost of environmental remediation. During 2004, the Company revised its estimate and recorded approximately $1,300,000 of additional expense, primarily due to higher site investigation and remediation costs. In 2003, the Company recorded approximately $300,000 of additional expense, primarily for consulting costs.

                  Interest expense includes interest related to the Rampage mortgage of $100,000 and $300,000 for the years ended December 31, 2005 and 2004, respectively; amounts were not material for 2003. As discussed above, the Rampage mortgage note was repaid in July 2005. Interest expense reflects the interest due on indebtedness to Leucadia of approximately $400,000 and $1,600,000 for 2004 and 2003, respectively. Interest expense also includes amortization of debt discount related to the indebtedness to Leucadia of $300,000 and $1,100,000 for 2004 and 2003, respectively. The borrowing from Leucadia was fully repaid in March 2004; as a result these interest costs ceased at the date of repayment.

                  Interest expense excludes capitalized interest of $800,000, $1,200,000 and $1,400,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

                  General and administrative expenses increased by $3,300,000 during 2005 as compared to 2004 primarily due to greater expenses related to compensation, legal and marketing. Compensation expense increased by $1,900,000 principally due to an increase in general bonus expense, which includes a $300,000 bonus awarded to the Company's President to pay taxes due on reimbursed expenses relating to his temporary residence in California and the reimbursement of certain relocation costs incurred by a newly hired executive officer. Legal fees increased by $1,300,000 due to costs associated with pursuing claims against the previous owners of undeveloped land that is undergoing environmental remediation at the Otay Ranch project. Marketing expenses increased by $600,000 at the San Elijo Hills project, principally due to the addition of special marketing events and increased advertising efforts to promote the project within the surrounding community. Such increases were partially offset by lower professional fees of $100,000 and charitable contributions of $100,000 during 2005. General and administrative expenses in 2004 also included $150,000 of penalty fees and interest charges related to an underpayment of state taxes for the 2002 year.

                  General and administrative expenses decreased by $2,400,000 during 2004 as compared to 2003 due to decreases in salaries expense of $2,600,000 and stock compensation expense of $600,000. The decrease in salaries expense related to reduced bonus expense and the resignation of two executive officers in March 2004 who were not replaced. Stock compensation expense declined because the performance stock options (granted in 2000) became fully vested in 2003. Legal fees increased by $500,000 due to costs associated with pursuing claims against previous owners of undeveloped land that is undergoing environmental remediation at the Otay Ranch project.

                  The change in other income (expense), net for 2005 as compared to 2004 primarily relates to the 2004 loss on prepayment of the Leucadia note and related deferred costs of $1,600,000, which was fully repaid in March 2004. In addition, interest income in 2005 increased by $1,600,000 as compared to the same period in 2004 primarily due to greater interest income resulting from higher interest rates. Other income (expense), net reflects sales of grapes from the 2005 harvest of $800,000 and farming expenses of $1,100,000; during the comparable period in 2004 the Company incurred farming expenses of $900,000 but did not generate any farming income. Other income (expense), net also reflects $200,000 of pre-payment penalties incurred upon extinguishing the Rampage mortgage note during 2005.

                  The change in other income (expense), net for 2004 as compared to 2003 primarily relates to the $1,600,000 loss on prepayment of the Leucadia note in 2004 referred to above. Other income (expense), net in 2004 also reflects an increase in farming and other expenses at the Rampage property, which was acquired in November 2003. The increase in farming expenses at the Rampage property of $900,000 primarily represents the cost of restoring approximately 310 acres of vines for future production. Restoration involves the application of farming practices including grafting to put the vineyard back into production. Farming related activities at the Rampage property are expected to continue while the Company seeks to have the land entitled as a master-planned community, a process that will require numerous regulatory approvals and is expected to take several years to complete. Other income (expense), net in 2004 also reflects an increase in investment income of $600,000 due to greater interest income resulting from a larger amount of invested assets. Other income (expense), net in 2003 includes income of $200,000 from the reimbursement for improvement costs that were previously expensed at the San Elijo Hills project, proceeds of $200,000 from an easement at the Otay Ranch project and cash received of $300,000 to settle a dispute with one of the Company's vendors.

                  The amount of minority expense recorded during each of the last three years reflects the level of sales activity at the San Elijo Hills project.

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

Recently Issued Accounting Standards

                  In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. Pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R. The Company does not expect that SFAS 123R will have a material impact on its consolidated financial statements.

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

                  Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include, but are not limited to, those set forth in "Item 1A, Risk Factors" and elsewhere in this Report and in the Company's other public filings with the Securities and Exchange Commission.

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

                  At December 31, 2005, the Company had investments of approximately $65,200,000 in securities issued by the U.S. government and U.S. Government-Sponsored Enterprises. The Company's investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in stockholders' equity. The securities in the portfolio are rated "AAA" and "Aaa" by Standard & Poor's and Moody's, respectively. All of these fixed income securities mature in 2006; the estimated weighted average remaining life of these fixed income securities was approximately 0.2 years at December 31, 2005. At December 31, 2004, the Company's investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.2 years and a weighted average interest rate of 2.0%. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

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

                                                                          Expected Maturity Date
                                  -------------------------------------------------------------------------------------------------
                                    2006         2007         2008         2009         2010      Thereafter   Total     Fair Value
                                    ----         ----         ----         ----         ----      ----------   -----     ----------
                                                                          (Dollars in thousands)

Rate Sensitive Assets:
 Available for Sale Fixed
   Income Securities
   U.S. Treasury Securities      $   52,604   $    -        $   -         $   -         $   -       $   -      $ 52,604    $ 52,604
     Weighted Average
      Interest Rate                   3.86%
   U.S. Government-
       Sponsored Enterprises     $   12,586   $    -        $   -         $   -         $   -       $   -      $ 12,586    $ 12,586
     Weighted Average
      Interest Rate                   4.33%

Rate Sensitive Liabilities:
  Fixed Interest Rate
    Borrowings                   $    9,062   $  1,341      $   -         $   -         $   -       $   -      $ 10,403    $ 10,403
    Weighted Average
     Interest Rate                    6.12%      6.12%

Off-Balance Sheet Items:
  Unused Lines of Credit         $        -   $ 10,000      $   -         $   -         $  -        $   -      $ 10,000    $ 10,000
     Weighted Average
      Interest Rate                       -      10.0%


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

                  Financial Statements and supplementary data required by this
Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
------   ------------------------------------------------------------

                  None.

Item 9A.    Controls and Procedures.
-------     -----------------------

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

                  Based on our assessment and those criteria, management concluded that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

                  The Company's independent registered public accounting firm has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 as stated in the report which appears on page F-1 of this Report.

Item 9B. Other Information.
-------  -----------------

                  Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

                  As of February 13, 2006, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:



Name                                   Age       Position with the Company       Office Held Since
----                                   ---       -------------------------       -----------------
Paul J. Borden                           57      Director and President          May 1998
Curt R. Noland                           49      Vice President                  October 1998
Erin N. Ruhe                             40      Vice President, Treasurer and   Vice President since April
                                                 Controller                      2000; Treasurer since March
                                                                                 2004; Controller since January
                                                                                 1999
Patrick D. Bienvenue                     51      Director                        August 1998
Timothy M. Considine                     65      Director                        January 1992
Ian M. Cumming                           65      Director                        May 1999
Michael A. Lobatz                        57      Director                        February 1995
Joseph S. Steinberg                      62      Chairman of the Board and       Chairman of the Board since
                                                 Director                        December 1999; Director since
                                                                                 August 1998

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

                  Joseph S. Steinberg. Mr. Steinberg has served as a director of the Company since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia National Corporation since January 1979 and a director of Leucadia National Corporation since December 1978. In addition, he has served as a director of Jordan Industries Inc., a public company that owns and manages manufacturing companies since June 1988, and FINOVA since August 2001.

                                 Audit Committee

                  The Board of Directors has a standing Audit Committee. The Board of Directors has adopted a charter for the Audit Committee, which was filed with the Company's proxy statement for its 2005 Annual Meeting of Shareholders. The Audit Committee consists of Messrs. Considine (Chairman) and Lobatz. Applying the Nasdaq criteria, the Board has determined that each of Messrs. Considine and Lobatz is independent. In addition, the Board has determined that Mr. Considine is qualified as an audit committee financial expert within the meaning of regulations of the Securities and Exchange Commission.

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

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 2005, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11. Executive Compensation.
-------  ----------------------

                           Summary Compensation Table

                  Set forth below is certain information with respect to the cash compensation paid by the Company for services in all capacities to the Company and its subsidiaries during the years ended 2005, 2004 and 2003 to (i) the Company's President and Chief Executive Officer, Paul J. Borden, and (ii) the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during these periods.

                                                                                       Long-term
                                        Annual Compensation (1)                       Compensation
                        -------------------------------------------------------------------------------------------------
   Name and Principal                                                 Other Annual        Options          All Other
       Position(s)        Year         Salary           Bonus         Compensation     (# of shares)     Compensation (5)
-------------------      ------      -----------      ------------    -------------     ------------     ---------------

Paul J. Borden,           2005       $ 255,790(2)    $  606,954        $320,975 (3)         1,000           $  8,400
President                 2004         246,200(2)       356,751          84,662 (3)         1,000              8,200
                          2003         232,635(2)     1,006,619          89,780 (3)           100              8,000

Curt R. Noland,           2005       $ 149,995       $  504,500        $   -                  -             $  8,400
Vice President            2004         115,995          303,477            -                  -                8,200
                          2003         113,620          603,409            -                  -                8,000

Erin N. Ruhe,             2005       $ 113,307       $  303,399        $   -                  -             $  8,400
Vice President,           2004          95,472          253,300            -                  -                8,200
Treasurer & Controller    2003          78,805          302,364            -                  -                6,247

H. Pike Oliver, (6)       2005       $ 113,077       $  103,375        $ 87,621(4)            -             $  4,658
Vice President

--------------------

     (1) Effective January 2006, salaries were increased to the following amounts: Mr. Borden, $238,744; Mr. Noland $154,500; and Ms. Ruhe $125,000.

     (2) Includes director fees of $24,000 for 2005, $21,000 for 2004 and $12,000 for 2003 that Mr. Borden received from the Company.

     (3) Mr. Borden maintains his primary residence in New Jersey. The information reflected above includes the incremental cost to the Company (valued in accordance with the disclosure rules of the Securities and Exchange Commission) of reimbursing Mr. Borden for the cost of a temporary residence in California ($29,045, $35,839 and $36,830 in 2005, 2004 and 2003, respectively), airfare for travel to and from his primary residence ($24,340, $38,715 and $42,515 in 2005, 2004 and 2003, respectively) and transportation costs including the use of a company car while in California. Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements. As a result, beginning in 2005, the Company has agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by the Company. In addition, in 2005 the Company paid Mr. Borden for the 2004 additional taxable compensation reported by Mr. Borden for reimbursements made with respect to prior periods. These payments aggregated $260,415 during 2005 and is reflected in the 2005 amount.

     (4) The Company reimbursed Mr. Oliver for relocation expenses when he joined the Company and personal use of a Company car.

     (5) Represents the contribution made by the Company to a defined contribution 401(k) plan on behalf of the named person.

     (6) Mr. Oliver joined the Company as a Vice President on April 5, 2005 at a salary of $150,000; the salary amount reflected in the table is for the period he was with the Company. Mr. Oliver resigned from the Company effective February 10, 2006.

                              Option Grants in 2005

                  The following table shows all grants of options to the named executive officers of the Company in 2005.


                                                                                     Potential Realizable Value
                                                                                       At Assumed Annual Rates
                                                                                     of Stock Price Appreciation
                                            Individual Grants                            for Option Term (2)
                        -----------------------------------------------------------  ------------------------------

                           Securities      % of Total
                           Underlying        Options
                            Options         Granted to     Exercise
                            Granted         Employees      Price        Expiration
                          (# of shares)      in 2005      ($/share)        Date        5%($)          10% ($)
                            -------         ---------     ---------        ----        -----          -------

Name
----
Paul J. Borden             1,000 (1)         100.0%        $65.19         7/12/10      $18,011        $39,799
--------------

(1) The options were granted pursuant to the Company's 1999 Stock Incentive Plan to all Directors of the Company at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. The grant date of the options is July 12, 2005. These options become exercisable at the rate of 25% per year commencing one year after the date of grant.

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

                     Aggregate Option Exercises in 2005 and
                         Option Values at Year End 2005

                  The following table provides information as to options exercised by each of the named executives in 2005 and the value of options held by these executives at year end measured in terms of the last reported sale price for the Common Stock as of December 31, 2005, $67.00.


                                                                      Number of             Value of
                                                                     Unexercised        Unexercised In-the-
                                                                      Options at          Money Options at
                                                                  December 31, 2005      December 31, 2005
                                                                  -----------------      -----------------

                            Shares Acquired on       Value           Exercisable/         Exercisable/
Name                             Exercise          Realized         Unexercisable         Unexercisable
----                             --------          --------         -------------         -------------

Paul J. Borden                      2,600         $  144,350        2,975/1,825         $166,438/$22,103
Curt R. Noland                        500             28,250           -- /  --         $   --   /$  --
Erin N. Ruhe                          --               --           2,500/  --          $148,750/$  --


                            Compensation of Directors

                  In 2005, each Director received a retainer of $24,000 for serving on the Board of Directors. In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee, and Mr. Lobatz was paid $17,000 for serving on the Audit Committee. In addition, under the terms of the Company's 1999 Stock Incentive Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders of the Company is held each year. The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant. These options become exercisable at the rate of 25% per year commencing one year after the date of grant. As a result of this provision, options to purchase 1,000 shares of Common Stock at an exercise price of $65.19 per share were awarded to each of Messrs. Bienvenue, Borden, Considine, Cumming, Lobatz and Steinberg on July 12, 2005. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.


                                 2005 Board of Directors Compensation (1)
                                 ----------------------------------------

                     Director                          Total Fees Earned     Stock Options (2)
                     --------                         -----------------     -----------------

               Patrick D. Bienvenue                      $24,000                 1,000
               Paul J. Borden                            $24,000                 1,000
               Timothy M. Considine                      $50,000                 1,000
               Ian M. Cumming                            $24,000                 1,000
               Michael A. Lobatz                         $41,000                 1,000
               Joseph S. Steinberg                       $24,000                 1,000


      (1) Table does not include reimbursement for reasonable travel expenses incurred in attending board and committee meetings.

      (2)   Reflects options granted under the Company's 1999 Stock Incentive
            Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

                  Set forth below is certain information as of February 13, 2006 with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities Exchange act of 1934, as amended, of Common Stock by
(i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock (the Company's only class of voting securities), (ii) each Director, (iii) the executive officers named in the Summary Compensation Table under "Executive Compensation," (iv) a trust for the benefit of Mr. Steinberg's children and private charitable foundations established by Mr. Cumming and Mr. Steinberg and (v) all executive officers and Directors of the Company as a group.


                                                                         Number of Shares
Name and Address                                                         and Nature of             Percent
of Beneficial Owner                                                      Beneficial Ownership      of Class
-------------------                                                      --------------------      --------

Leucadia National Corporation ......................................         2,474,226  (a)           29.9%
Patrick D. Bienvenue................................................             1,575  (b)               *
Paul J. Borden......................................................             7,153  (c)               *
Timothy M. Considine................................................             2,075  (d)               *
Ian M. Cumming......................................................           633,734  (e)(f)         7.7%
Michael A. Lobatz...................................................             1,575  (b)               *
Curt R. Noland......................................................             5,000                    *
H. Pike Oliver......................................................                 -  (g)            -
Erin N. Ruhe........................................................             5,000  (h)               *
Joseph S. Steinberg.................................................           782,195  (f)(i)         9.5%
The Steinberg Children Trust........................................            27,532  (j)            0.3%
Cumming Foundation..................................................           147,330  (k)            1.8%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust..........             2,381  (l)               *
All Directors and executive officers as a group (9 persons).........         1,438,307  (m)           17.4%
-------------------

*  Less than .1%.

(a) The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b) Includes 475 common shares that may be acquired upon the exercise of currently exercisable stock options.

(c) Includes 2,975 common shares that may be acquired upon the exercise of currently exercisable stock options.

(d) Includes (i) 500 shares held by the Seeseeanoh Inc. Retirement Plan. Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California, (ii) includes 1,325 shares held by The Considine Family 1981 Trust, of which Mr. Considine and his wife are trustees and (iii) includes 250 common shares that may be acquired upon the exercise of currently exercisable stock options.

(e) Includes (i) 9,530 shares of Common Stock (.1%) beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner and (ii) 475 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Cumming may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares. See Item 13, Certain Relationships and Related Transactions.

(f) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company. The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(g)  Mr. Oliver resigned from the Company effective February 10, 2006.

(h) Includes 2,500 common shares that may be acquired upon the exercise of currently exercisable stock options.

(i) Includes (i) 3,676 shares of Common Stock (less than .1%) beneficially owned by Mr. Steinberg's wife and daughter as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares of Common Stock owned by a trust for the benefit of Mr. Steinberg's children and (iii) 475 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Steinberg may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares. See Item 13, Certain Relationships and Related Transactions.

(j) Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the Steinberg Children Trust.

(k) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of the Common Stock held by the foundation.

(l) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of the Common Stock held by the trust.

(m) Includes 7,625 shares of Common Stock that may be acquired upon the exercise of currently exercisable stock options.

                  As of February 13, 2006, Cede & Co. held of record 4,861,688 shares of Common Stock (approximately 58.8% of the total Common Stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

                      Equity Compensation Plan Information

                  The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2005. All outstanding awards relate to the Company's Common Stock.

                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                   Number of Securities           Weighted-average           under equity
                                    to be issued upon             exercise price of       compensation plans
                             exercise of outstanding options,   outstanding options,     (excluding securities
                                   warrants and rights           warrants and rights   reflected in column (a))
       Plan Category                         (a)                           (b)                      (c)
------------------------     ---------------------------------  ---------------------  -------------------------

Equity compensation
  plans approved by
  security holders                           22,575                      $33.24                 487,900

Equity compensation
  plans not approved
  by security holders                          --                          --                    --
                                            -------                      ------                 -------

Total                                        22,575                      $33.24                 487,900
                                            =======                      ======                 =======


Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

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

                 As a result of the distribution of HomeFed common stock to Leucadia's shareholders in 1999, Joseph S. Steinberg, Chairman of the Board of HomeFed, and Ian M. Cumming, a director of HomeFed, together with their respective family members (excluding a trust for the benefit of Mr. Steinberg's children) beneficially own, at February 13, 2006, approximately 9.5% and 7.7%, respectively, of the Company's outstanding common stock, before consideration of the common shares owned by Leucadia. In addition, the Joseph S. and Diane H. Steinberg 1992 Charitable Trust owns 2,381 (less than 0.1%), and the Cumming Foundation, a private charitable foundation independently established by Mr. Cumming, beneficially owns 147,330 (1.8%) shares of the Company's outstanding common stock, respectively. Mr. Steinberg and Mr. Cumming disclaim beneficial ownership of the Company's common stock held by the Joseph S. and Diane H. Steinberg 1992 Charitable Trust and the Cumming Foundation. Mr. Steinberg is also President and a director of Leucadia and Mr. Cumming is Chairman of the Board of Leucadia. At February 13, 2006, Mr. Steinberg and Mr. Cumming beneficially owned (together with their respective family members but excluding a trust for the benefit of Mr. Steinberg's children) approximately 12.6% and 11.5%, respectively, of Leucadia's outstanding common shares. The Joseph S. and Diane H. Steinberg 1992 Charitable Trust owns 15,000 (less than 0.1%) and the Cumming Foundation also beneficially owns 211,146 (0.2%) of Leucadia's outstanding common shares, respectively. Mr. Steinberg and Mr. Cumming disclaim beneficial ownership of Leucadia's common shares held by the Joseph S. and Diane
H. Steinberg Charitable Trust and the Cumming Foundation. In addition to their ownership of HomeFed common stock (directly and through family members), as a result of their beneficial ownership of Leucadia common shares, Messrs. Cumming and Steinberg each may be deemed to be the beneficial owner of the shares of HomeFed common stock owned by Leucadia.

                  In 2003, the Company paid Leucadia approximately $12,900,000 in redemption of Leucadia's preferred capital interest in Otay Land Company and in full satisfaction of the preferred return related thereto.

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of CDS and its subsidiaries both before and after the acquisition of CDS by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of CDS's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2005, the amount of outstanding bonds was approximately $29,500,000.

                  Since 1995, Leucadia has been providing administrative and accounting services to the Company. Under the current administrative services agreement, Leucadia provides services to the Company for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2005). Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company's Secretary, in addition to various administrative functions. Ms. Maki is an officer of subsidiaries of Leucadia.

                  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Leucadia has the right to terminate the agreement by giving the Company not less than one year's prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia. The agreement has not been terminated by either party.

                  In March 2001, the Company entered into an unsecured $3,000,000 line of credit agreement with Leucadia. Loans outstanding under this line of credit bear interest at 10% per annum. Effective March 1, 2002, this agreement was amended to extend the maturity to February 28, 2007, although Leucadia had the right to terminate the line of credit on an annual basis. In October 2002, the line of credit was increased to $10,000,000 and Leucadia's ability to terminate the line of credit prior to maturity was removed, unless the Company is in default. The Company paid $38,000 in commitment fees during 2005. No amounts have been borrowed under this facility since 2002.

                  The Company rents office space at its corporate headquarters to Leucadia. Effective March 1, 2005, the monthly rent is $1,000; in 2005, the rent paid by Leucadia aggregated $21,000.

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

                  Audit fees of our independent registered public accounting firm, PricewaterhouseCoopers LLP, incurred by us were $240,000 and $275,800 for the fiscal years ended December 31, 2005 and 2004, respectively. These fees include fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company's consolidated financial statements included in the Company's Form 10-K, the review of financial statements included in the Company's Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules. All such services were approved by the Audit Committee.

                                     PART IV


Item 15.  Exhibits and Financial Statement Schedules.
-------   ------------------------------------------


        (a)(1) Financial Statements.

         Report of Independent Registered Public Accounting Firm                                                F-1

         Consolidated Balance Sheets at December 31, 2005 and 2004                                              F-3

         Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003             F-4

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 2005, 2004 and 2003                                                                       F-5

         Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003             F-6

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

10.1 Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated August 14, 1998).

10.2 Amended and Restated Limited Liability Company Agreement of Otay Land Company, LLC, dated as of September 20, 1999, between the Company and Leucadia National Corporation (incorporated by reference to Exhibit
         10.16 to the Company's Registration Statement on Form S-2 (No. 333-79901)).

10.3 Administrative Services Agreement, dated as of March 1, 2000, between Leucadia Financial Corporation ("LFC"), the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to
         Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

10.4 Amendment No. 1 dated as of November 1, 2000 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K")).

10.5 Amendment No. 2 dated as of February 28, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.22 to the Company's 2000 10-K).

10.6 Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

10.7 Registration Rights Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated October 22, 2002).

10.8 Amended and Restated Line Letter dated as of October 9, 2002, by and between HomeFed Corporation and Leucadia Financial Corporation (incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K dated October 22, 2002).

10.9 Amended and Restated Term Note dated as of October 9, 2002 (incorporated by reference to Exhibit 10.6 to the Company's current report on Form 8-K dated October 22, 2002).

10.10 Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (the "2002 10-K/A")).

10.11 Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.35 of the 2002 10-K/A).

10.12 Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998 (incorporated by reference to Exhibit 10.36 of the 2002 10-K/A).

10.13 Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002
         (incorporated by reference to Exhibit 10.37 of the 2002 10-K/A).

10.14 Agreement and Guaranty, dated as of October 1, 2002, between Leucadia National Corporation and CDS Holding Corporation (incorporated by reference to Exhibit 10.38 of the 2002 10-K/A).

10.15 Obligation Agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc. (incorporated by reference to Exhibit 10.39 of the 2002 10-K/A).

10.16 Tax Allocation Agreement between the Company and its subsidiaries dated as of November 1, 2002 (incorporated by reference to Exhibit 10.21 to the Company's 2003 10-K).

10.17 Amendment No. 1 to the First Amended and Restated Development Agreement and Owner Participation Agreement between the City of San Marcos, the San Marcos Redevelopment Agency and the San Elijo Hills Development Company, LLC dated as of February 11, 2004 (incorporated by reference to Exhibit 10.22 to the Company's 2003 10-K).

10.18 Amendment No. 6 dated as of December 31, 2003 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.23 to the Company's 2003 10-K).

10.19 Amendment No. 7 dated as of December 31, 2004 to the Administrative Services Agreement dated as of March 1, 2000.

10.20 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement dated November 22, 1999).

10.21    Form of Grant Letter for the 1999 Stock Incentive Plan.

10.22    Director Compensation.

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

                                             HOMEFED CORPORATION


Date: February 27, 2006             By /s/  Erin N. Ruhe
                                       ---------------------------------
                                       Erin N. Ruhe
                                       Vice President, Treasurer and Controller


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  February 27, 2006            By /s/  Joseph S. Steinberg
                                       ---------------------------------
                                       Joseph S. Steinberg, Chairman
                                       of the Board and Director

Date:  February 27, 2006            By /s/  Paul J. Borden
                                       ---------------------------------
                                       Paul J. Borden, President and Director
                                       (Principal Executive Officer)


Date:  February 27, 2006            By /s/  Erin N. Ruhe
                                       ---------------------------------------
                                       Erin N. Ruhe, Vice President, Treasurer
                                       and Controller
                                       (Principal Financial and Accounting
                                        Officer)


Date:  February 27, 2006            By /s/  Patrick D. Bienvenue
                                       ---------------------------------
                                       Patrick D. Bienvenue, Director


Date:  February 27, 2006            By /s/  Timothy Considine
                                       ---------------------------------
                                       Timothy Considine, Director


Date:  February 27, 2006            By /s/  Ian M. Cumming
                                       --------------------------------
                                       Ian M. Cumming, Director


Date:  February 27, 2006            By /s/  Michael A. Lobatz
                                       ------------------------
                                       Michael A. Lobatz, Director

================================================================================











            Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of HomeFed Corporation

We have completed integrated audits of HomeFed Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and December 31, 2004, and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing in Part II, Item 9A that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audits of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP



San Diego, CA
February 22, 2006

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollars in thousands, except par value)


                                                                                             2005               2004
                                                                                             ----               ----

ASSETS
------
Real estate                                                                             $   62,319        $   47,126
Cash and cash equivalents                                                                  131,688            34,634
Investments-available for sale (aggregate cost of $65,181 and $82,272)                      65,190            82,249
Accounts receivable, deposits and other assets                                               2,988             3,321
Deferred income taxes                                                                       32,076            44,157
                                                                                        ----------        ----------
TOTAL                                                                                   $  294,261        $  211,487
                                                                                        ==========        ==========

LIABILITIES
-----------
Notes payable                                                                            $  10,403        $   16,620
Deferred revenue                                                                            73,160            39,079
Accounts payable and accrued liabilities                                                    12,601             7,752
Non-refundable option payments                                                              13,583            11,669
Liability for environmental remediation                                                     11,002            11,392
Income taxes payable                                                                        10,978             --
Other liabilities                                                                            3,612             3,464
                                                                                        ----------        ----------
      Total liabilities                                                                    135,339            89,976
                                                                                        ----------        ----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                                           17,457             7,760
-----------------                                                                       ----------        ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $.01 par value; 25,000,000 shares authorized; 8,264,334 and
   8,260,059 shares outstanding                                                                 83                83
Additional paid-in capital                                                                 381,224           381,192
Accumulated other comprehensive income (loss)                                                    6               (14)
Accumulated deficit                                                                       (239,848)         (267,510)
                                                                                        ----------        ----------

      Total stockholders' equity                                                           141,465           113,751
                                                                                        ----------        ----------

TOTAL                                                                                   $  294,261        $  211,487
                                                                                        ==========        ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)


                                                                          2005               2004            2003
                                                                          ----               ----            ----

REVENUES
--------
Sales of real estate                                                   $ 105,732         $ 77,982        $ 147,028
Co-op marketing and advertising fees                                       2,200            3,689            1,257
                                                                       ---------         --------        ---------
                                                                         107,932           81,671          148,285
                                                                       ---------         --------        ---------

EXPENSES
--------
Cost of sales                                                             26,719           13,626           35,508
Provision for environmental remediation                                      --             1,320              270
Interest expense                                                             138              913            2,676
General and administrative expenses                                       12,920            9,641           12,001
Administrative services fees to Leucadia                                     180              120              120
                                                                       ---------         --------        ---------
                                                                          39,957           25,620           50,575
                                                                       ---------         --------        ---------

Income from operations                                                    67,975           56,051           97,710
                                                                       ---------         --------        ---------

Other income (expense), net                                                2,707             (768)           1,706
                                                                       ---------         --------        ---------

Income before income taxes and minority interest                          70,682           55,283           99,416
Income tax provision                                                     (29,207)          (7,650)         (14,179)
                                                                       ---------         --------        ---------

Income before minority interest                                           41,475           47,633           85,237
Minority interest                                                         (9,683)         (10,841)         (11,161)
                                                                        --------         --------        ---------

Net income                                                             $  31,792         $ 36,792        $  74,076
                                                                       =========         ========        =========

Basic income per common share                                           $   3.85          $  4.46          $  9.08
                                                                        ========          =======          =======

Diluted income per common share                                         $   3.84          $  4.45          $  8.99
                                                                        ========          =======          =======





              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2005, 2004 and 2003
(In thousands, except par value and per share amounts)


                                                                             Deferred
                                                 Common                    Compensation     Accumulated
                                                 Stock        Additional    Pursuant to        Other                      Total
                                                $.01 Par       Paid-in     Stock Incentive  Comprehensive  Accumulated Stockholders'
                                                 Value         Capital        Plans         Income (Loss)    Deficit      Equity
                                                 -----         -------        -----         -------------    -------      ------

Balance, January 1, 2003                          $   82      $ 380,364     $  (418)         $  --         $ (378,378)   $  1,650
                                                                                                                         --------

    Comprehensive income:
      Net change in unrealized gain (loss)
        on investments, net of tax provision
        of $7                                                                                      9                            9
       Net income                                                                                              74,076      74,076
                                                                                                                         --------
          Comprehensive income                                                                                             74,085
                                                                                                                         --------
    Amortization of restricted stock grants                                      11                                            11
    Amortization related to stock options                                       583                                           583
    Change in value of performance-based
      stock options                                                 180        (180)                                         --
    Exercise of options to purchase common
     shares                                                           1                                                         1
                                                  ------      ---------     -------          -------       ----------    --------

Balance, December 31, 2003                            82        380,545          (4)               9         (304,302)     76,330
                                                                                                                         --------

    Comprehensive income:
      Net change in unrealized gain (loss)
        on investments, net of tax benefit                                                       (23)                         (23)
        of $16
       Net income                                                                                              36,792      36,792
                                                                                                                         --------
          Comprehensive income                                                                                             36,769
                                                                                                                         --------
    Amortization related to stock options                                         4                                             4
    Exercise of options to purchase common
      shares                                           1            647                                                       648
                                                  ------      ---------     -------          -------       ----------    --------

Balance, December 31, 2004                            83        381,192        --                (14)        (267,510)    113,751

    Comprehensive income:
      Net change in unrealized gain (loss)
        on investments, net of tax provision
        of $12                                                                                                                 20
                                                                                                  20
       Net income                                                                                              31,792      31,792
                                                                                                                         --------
          Comprehensive income                                                                                             31,812
                                                                                                                         --------
    Exercise of options to purchase common
      shares                                                         32                                                        32
    Dividends ($.50 per common share)                                                                          (4,130)     (4,130)
                                                  ------      ---------     -------          -------       ----------    --------

Balance, December 31, 2005                        $   83      $ 381,224     $  --            $     6       $ (239,848)   $141,465
                                                  ======      =========     =======          =======       ==========    ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(In thousands)


                                                                                2005          2004          2003
                                                                                ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 31,792      $ 36,792      $ 74,076
Adjustments to reconcile net income to net cash provided by
    operating activities:
   Minority interest                                                             9,683        10,841        11,161
   Provision (benefit) for deferred income taxes                                12,069        (2,369)        2,963
   Provision for environmental remediation                                       --            1,320           270
     Net securities (gains) losses                                                   3            (5)           --
   Amortization of deferred compensation pursuant to stock incentive plans       --                4           594
   Loss on prepayment of Leucadia Financial Corporation note                     --            1,606            --
   Amortization of the debt discount on note payable to Leucadia
    Financial Corporation                                                        --              276         1,088
   Other amortization related to investments                                    (2,044)         (939)         (369)
   Changes in operating assets and liabilities:
        Real estate                                                            (14,388)       (8,278)         (542)
        Deposits and other assets                                                  333        (1,104)         (242)
        Note receivable                                                           --             --          6,566
        Notes payable                                                             (787)         (683)       (1,268)
        Deferred revenue                                                        34,081       (14,412)       20,870
        Accounts payable and accrued liabilities                                 4,849        (3,233)        4,662
        Non-refundable option payments                                           1,914         8,543         1,308
        Liability for environmental remediation                                   (390)         (713)         (301)
        Income taxes receivable/payable                                         10,978        (1,861)       (2,372)
        Other liabilities                                                          148        (3,269)          575
                                                                              --------      --------      --------
        Net cash provided by operating activities                               88,241        22,516       119,039
                                                                              --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                              (148,888)     (184,146)     (152,132)
Proceeds from maturities of investments-available for sale                     152,795       144,385        60,600
Proceeds from sales of investments                                              15,225        46,936         3,398
Decrease (increase) in restricted cash                                            --           4,609        (4,336)
                                                                              --------      --------      --------
        Net cash provided by (used for) investing activities                    19,132        11,784       (92,470)
                                                                              --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payment of Leucadia Financial Corporation note                         --         (26,462)         --
 Dividends paid                                                                 (4,130)          --           --
 Contribution from minority interest                                                14           --             43
 Distributions to minority interest                                               --         (16,192)      (13,469)
 Principal payments to notes payable holders                                    (6,235)       (1,163)       (3,242)
 Exercise of options to purchase common shares                                      32           648             1
                                                                              --------      --------      --------
         Net cash used for financing activities                                (10,319)      (43,169)      (16,667)
                                                                              --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            97,054        (8,869)        9,902

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  34,634        43,503        33,601
                                                                              --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $131,688      $ 34,634      $ 43,503
                                                                              ========      ========      ========


                                                                                                         (continued)




              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(In thousands)


                                                                                2005          2004          2003
                                                                                ----          ----          ----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of amount capitalized)                              $   403       $   410       $ 1,588
                                                                                =======       =======       =======

Cash paid for income taxes                                                      $ 4,801       $ 8,713       $10,976
                                                                                =======       =======       =======

NON-CASH FINANCING ACTIVITIES:

Liabilities assumed from acquisition of real estate                             $  --         $   --        $ 4,332
Contribution of real estate from minority interest                                 --             --            244
                                                                                -------       -------       -------
                                                                                $  --         $   --        $ 4,576
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

         Income Taxes - The Company provides for income taxes using the liability method. The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period. The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on the Company's projection of taxable income in the future. Since any projection of future profitability is inherently unreliable, changes in the valuation allowance should be expected.

         Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, the Company recorded a charge of $11,200,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by a subsidiary of Otay Land Company. The estimated liability was neither discounted nor reduced for potential claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs. The Company anticipates starting the remediation process in 2006 with completion in 2007. However, the Company is unable to predict with certainty when the remediation will commence and there is no current regulatory requirement to commence remediation by a fixed date.

         Provision for Losses on Real Estate - The Company's real estate is carried at cost. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different. The Company has not recorded any such provisions during the three year period ended December 31, 2005.

         Real Estate - Real estate, which consists of land held for development and sale, includes all expenditures incurred in connection with the acquisition, development and construction of the property, including interest and property taxes. At acquisition, land costs are allocated to individual parcels or lots based on relative fair values. Subsequent to acquisition, substantially all development costs are specifically identifiable to individual parcels or lots, or are considered allocated costs that are allocated principally based on acreage (principally property taxes, legal fees and consulting fees). Capitalized land costs are charged to cost of sales at the time that revenue is recognized.

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

         Revenue and Profit Sharing Arrangements - Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and are generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company's policy is to accrue revenue earned pursuant to these agreements when amounts are payable pursuant to the lot purchase agreements, which is classified as sales of real estate.

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

         Farming Activities - Income and expense from farming related activities at the Rampage property are included with other income (expense), net in the Company's consolidated statements of operations. See Note 9 for more information.

         Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), establishes a fair value method for accounting for stock-based compensation plans, either through recognition in the statements of operations or disclosure. As permitted, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the statements of operations related to employees and directors under its stock compensation plans. Had compensation cost for the Company's fixed stock options been recorded in the statements of operations consistent with the provisions of SFAS 123, the Company's net income (loss) would not have been materially different from the historical amounts.

         Recently Issued Accounting Standards - In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. Pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R. The Company does not expect that SFAS 123R will have a material impact on its consolidated financial statements.

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

2.       ACQUISITIONS

         In October 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS which, through its majority-owned indirect subsidiary, San Elijo Hills Development Company, LLC ("San Elijo"), is the owner of the San Elijo Hills project, a master-planned community located in the City of San Marcos, in San Diego County, California. Since August 1998, the Company has been the development manager for the San Elijo Hills project, for which it was entitled to participate in the net cash flow of the project through the payment of a success fee, and receive fees for the field overhead, management and marketing services it provides, based on the revenues of the project. No success fee had been paid prior to the Company's acquisition of CDS. The purchase price of $25,000,000 consisted of $1,000,000 in cash and 2,474,226 shares of the Company's common stock, which represented approximately 30% of the Company's outstanding common shares. Prior to the acquisition, Leucadia had also committed to continue to provide to San Elijo project improvement bonds which are required prior to the commencement of any project development (see Note 12). The results of CDS have been included in the Company's consolidated results of operations from the date of acquisition.

         In November 2003, the Company purchased the Rampage property, a 2,159 acre grape vineyard located in southern Madera County, California, for $6,000,000, excluding expenses, of which $1,700,000 was paid in cash and the balance was financed by the seller. In addition, the Company furnished to the seller a letter of credit (which was fully collateralized by cash) in the amount of $4,300,000, which secured the Company's obligation to the seller. At the date of acquisition, the Rampage property was encumbered by a mortgage lien of $3,800,000 that was originally granted by the seller and which the Company was not obligated to satisfy. Although the amount owed to the seller did not bear interest, the Company was obligated to make interest payments due under the mortgage during 2004, and any principal payments made by the Company to the mortgagee would have reduced the balance owed by the Company to the seller. If the seller had provided the mortgagee with replacement collateral and obtained a release of the mortgage lien before the end of 2004, the Company would have been obligated to pay the balance due to the seller. Since the seller did not obtain the release of the mortgage lien, the Company became obligated to make all debt service payments to the mortgagee, but was released from any further payment obligation to the seller. The letter of credit that had collateralized the Company's obligation to the seller expired in December 2004 and the cash collateral was released. The excess of the liability due to the seller over the remaining face amount of the mortgage, approximately $300,000, was applied to reduce the purchase price of the land.

3.       INVESTMENTS

         At December 31, 2005 and 2004, the Company's investments consisted of fixed income securities issued by the U.S. Government and U.S. Government-Sponsored Enterprises, which were classified as available for sale. All of the Company's investments mature in one year or less. The amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31, 2005 and 2004 are as follows (in thousands):


                                                                          Gross         Gross
                                                          Amortized     Unrealized     Unrealized    Estimated
                                                            Cost         Gains          Losses      Fair Value
                                                            ----         -----          ------      ----------
          2005
          ----
          Bonds and notes:
            U.S. Treasury securities                     $   52,592      $  13          $    1     $   52,604
            U.S. Government-Sponsored Enterprises            12,589          1               4         12,586
                                                         ----------      -----          ------     ----------
               Total                                     $   65,181      $  14          $    5     $   65,190
                                                         ==========      =====          ======     ==========

          2004
          ----
          Bonds and notes:
            U.S. Treasury securities                     $   66,939      $   1          $   17     $   66,923
            U.S. Government-Sponsored Enterprises            15,333        --                7         15,326
                                                         ----------      -----          ------     ----------
               Total                                     $   82,272      $   1          $   24     $   82,249
                                                         ==========      =====          ======     ==========



4.       REAL ESTATE

         A summary of real estate carrying values by project is as follows (in thousands):


                                                                             December 31,
                                                                       ----------------------------
                                                                         2005               2004
                                                                         ----               ----

                  San Elijo Hills                                      $ 34,611           $ 18,811
                  Otay Ranch                                             23,112             21,962
                  Rampage                                                 4,596              6,353
                                                                       --------           --------
                     Total                                             $ 62,319           $ 47,126
                                                                       ========           ========

         The San Elijo Hills and Otay Ranch projects are considered to be land under development while the Rampage property is not currently being developed. Interest totaling $805,000 and $1,236,000, related to the San Elijo Hills project, was incurred and capitalized in real estate during 2005 and 2004, respectively. All of the San Elijo Hills project land is pledged as collateral for the notes payable to trust deed holders described in Note 5.

         In 2005, the Company sold approximately 600 acres of land at the Rampage property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000. The Company used $3,800,000 of the net proceeds received from the sale to fully pay the principal, interest and pre-payment penalties due under the Rampage mortgage note, as required under the mortgage note in connection with the sale.

5.       INDEBTEDNESS

         In March 2004, the Company prepaid in full the $26,462,000 borrowing from Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia, using its available cash. As a result, the Company expensed the remaining unamortized discount on the note and related deferred costs in the amount of $1,606,000, which is included in other income (expense), net in the consolidated statements of operations. Interest expense includes $649,000 and $2,676,000 for the years ended December 31, 2004 and 2003, respectively, related to this note.

         The Company currently has a $10,000,000 unsecured line of credit agreement with LFC that matures February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. No amounts have been borrowed under this facility since 2002.

         As of December 31, 2004, notes payable includes a 7 1/4% mortgage payable in the amount of $3,650,000 that was collateralized by the Rampage property. As discussed above, this note was fully repaid during 2005.

         In addition, notes payable includes non-recourse promissory notes to trust deed holders that mature on December 31, 2010, are non-interest bearing and are collateralized by the San Elijo Hills project land. When a portion of the San Elijo Hills project is sold, a specified amount is required to be paid to the note holder in order to obtain a release of their security interest in the land. Such amount is specified in the note agreements and takes into consideration prior note payments. The sum of all payments made under these notes, whether denominated as interest, principal or otherwise, cannot exceed approximately $42,100,000. As of December 31, 2005, $31,100,000 had been paid.

         The notes payable to trust deed holders were recorded at fair value at the date of acquisition of CDS, based on the estimated future payments discounted at 6.5%. The activity for the years ended December 31, 2005 and 2004 is as follows (in thousands):


                                                     2005              2004
                                                     ----              ----

          Beginning balance                         $ 12,970          $ 13,580
          Principal payments                          (2,585)           (1,163)
          Interest added to principal                     18               553
                                                    --------          --------
          Ending balance                            $ 10,403          $ 12,970
                                                    ========          ========

         At the end of each quarterly reporting period, the carrying amounts of the notes are compared to the most recent estimate of future payments. The difference is amortized prospectively using the effective interest rate method. The effective interest rate for the years ended December 31, 2005 and 2004 was 6.3% and 9.9%, respectively. Effective January 1, 2006, the effective interest rate is 6.1%. Based on the Company's cash flow forecast, the expected payments to the trust deed holders that will be allocated to principal are as follows (in thousands): 2006 - $9,062 and 2007 - $1,341.

6.       MINORITY INTEREST

         Through its ownership of CDS, the Company owns 80% of the common stock of CDS Devco, Inc. ("Devco"), which in turn owns 85% of the common stock of San Elijo Ranch, Inc., ("SERI"). Pursuant to a stockholders' agreement with the holder of the minority interest in Devco, the Company is entitled to a 15% return on all funds advanced to Devco, compounded annually, plus the return of its capital, prior to the payment of any amounts to the minority shareholder. Once those amounts are paid, the minority shareholder is entitled to 20% of future cash flows, if any, distributed to shareholders. Pursuant to a stockholders' agreement with the holders of the minority interests in SERI, Devco loans funds to SERI and charges a 12% annual rate. Once this loan is fully repaid, the minority shareholders of SERI are entitled to 15% of future cash flows, if any, distributed to shareholders. As of December 31, 2005, approximately $17,500,000 has been accrued for the Devco and SERI minority interests. Amounts accrued for minority interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

         During 2004, all amounts advanced to the project were repaid and, except for amounts related to infrastructure improvement bond guarantees, the preferred returns were fully satisfied. Amounts paid to the minority interests were applied to reduce the minority interest balance on the Company's consolidated balance sheet.

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

         During 2000, 25,000 shares of restricted common stock were issued to eligible participants, subject to certain forfeiture provisions. In connection with this issuance of restricted stock, the Company recorded deferred compensation of $188,000 representing the value of stock on the date of issuance based upon market price. This amount was amortized to expense over the three year vesting period of the restricted stock. In addition, during 2000, options to purchase an aggregate of 2,500 shares of Common Stock were granted to non-employees at an exercise price of $7.50 per share (market price). In connection with this issuance, the Company recorded deferred compensation of $18,000 based upon the estimated fair value of these options at the time of grant, using the modified Black-Scholes model. This amount was amortized to expense over the five year vesting period of the options.

         A summary of activity with respect to the Company's 1999 Stock Incentive Plan for employees and directors for 2005, 2004 and 2003 is as follows:

                                                      Common            Weighted                            Available
                                                      Shares            Average           Options          for Future
                                                    Subject to          Exercise        Exercisable         Option
                                                      Option             Price          at Year-End         Grants
                                                      ------            --------        -----------        --------

Balance at January 1, 2003                              17,225           $  7.60           6,575             55,200
                                                                                          ======            =======
   Granted                                                 600           $ 27.40
   Exercised                                               (75)          $  8.60
                                                        ------

Balance at December 31, 2003                            17,750           $  8.28          10,050            199,400
                                                                                          ======            =======
   Granted                                               6,000           $ 44.50
   Exercised                                            (4,900)          $  7.62
   Cancelled                                              (500)          $  7.50
                                                        ------

Balance at December 31, 2004                            18,350           $ 20.32           8,850            493,900
                                                                                          ======            =======
   Granted                                               6,000           $ 65.19
   Exercised                                            (3,775)          $  7.59
                                                        ------


Balance at December 31, 2005                            20,575           $ 35.74           9,625            487,900
                                                        ======                            ======            =======

         The weighted-average fair value of the options granted was $21.66 per share for 2005, $15.10 per share for 2004 and $17.21 per share for 2003 as estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 33.3% for 2005, 37.7% for 2004 and 86.1% for 2003; (2) risk-free interest rate of 3.9% for 2005, 3.2% for 2004 and 2.3% for 2003; (3) expected lives of 4.3 years for 2005 and 4.0 years for 2004 and 2003; and (4) dividend yield of 0% for all years.

          The following table summarizes information about fixed stock options outstanding at December 31, 2005.


                                            Options Outstanding                            Options Exercisable
                            ----------------------------------------------------        --------------------------

                              Common            Weighted                Weighted         Common         Weighted
                              Shares            Average                 Average          Shares          Average
   Range of                 Subject to          Remaining              Exercise         Subject to      Exercise
Exercise Prices               Option         Contractual Life            Price           Option           Price
---------------               ------         ----------------            -----           ------           -----

 $7.50 - $9.50                 8,025           0.3 years                $ 7.74           7,875           $  7.71
 $27.40                          550           2.5 years                $27.40             250           $ 27.40
 $44.50                        6,000           3.6 years                $44.50           1,500           $ 44.50
 $65.19                        6,000           4.5 years                $65.19              --           $  --



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

8.       SALES OF REAL ESTATE

         Revenues from sales of real estate for each of the three years in the period ended December 31, 2005 is comprised of the following (in thousands):

                                                                      2005           2004         2003
                                                                      ----           ----         ----

         Developed lots at San Elijo Hills project                  $ 100,723       $ 72,175    $ 121,062
         Undeveloped land at the Otay Ranch project                        43          5,807       22,500
         Rampage                                                        4,966           --           --
         Other                                                           --             --          3,466
                                                                    ---------       --------    ---------
            Total                                                   $ 105,732       $ 77,982    $ 147,028
                                                                    =========       ========    =========

         At the time the Company closes on sales of real estate at the San Elijo Hills project, a portion of the revenue is initially deferred since the Company is required to make significant improvements to the property. For each of the three years in the period ended December 31, 2005, the activity in the deferred revenue account is as follows (in thousands):


                                                                      2005           2004         2003
                                                                      ----           ----         ----

         Deferred revenue balance at January 1,                     $  39,079       $ 53,491    $  32,621
         Revenue deferred on the date of sale                          57,108         24,426       56,348
         Deferred revenue recognized in operations                    (23,027)       (38,838)     (35,478)
                                                                    ---------       --------    ---------
         Deferred revenue balance at December 31,                   $  73,160       $ 39,079    $  53,491
                                                                    =========       ========    =========

         As of December 31, 2005, the Company estimates that it will spend approximately $20,600,000 to complete the required improvements, including costs related to common areas. The Company estimates these improvements will be substantially complete by the end of 2007.

         In 2005, the Company sold very low income apartment units for a $1,500,000 note; however, no cash down payment was received, the note does not bear interest and any payments the Company may receive are contingent upon the buyer obtaining financing. The Company has not recognized any revenue or receivable resulting from this transaction; revenues will be recognized if and when cash is received under the note. Land cost for the parcel sold was negligible.


9.       OTHER RESULTS OF OPERATIONS

         Other income (expense), net for each of the three years in the period ended December 31, 2005, consists of the following (in thousands):



                                                            2005         2004          2003
                                                            ----         ----          ----

Interest income                                            $ 3,025      $1,451        $   883
Farming activities, net                                       (332)       (870)          --
Proceeds from settlements                                     --           --             346
Easement fees                                                 --           --             172
Reimbursement for fees and improvements for
   previously sold property                                   --           --             198
Gain (loss) on sale of fixed assets                              8          (4)          --
Rental income from Leucadia                                     21          68             72
Loss on prepayment of notes payable                           (169)     (1,606)          --
Cable trench fees                                               78         180             74
Other                                                           76          13            (39)
                                                           -------      ------        -------
   Total                                                   $ 2,707      $ (768)       $ 1,706
                                                           =======      ======        =======


         For the year ended December 31, 2005, farming activities, net includes income from grape sales of $773,000 and farming expenses of $1,105,000. For the year ended December 31, 2004, there was no income from grape sales.

         Proceeds from sales of investments classified as available for sale were $15,200,000, $46,900,000 and $3,400,000 during 2005, 2004 and 2003, respectively. Realized gross gains (losses) were not material during the last three years.

         Advertising costs were $1,773,000, $1,172,000 and $966,000 for 2005,
2004 and 2003, respectively.

10.      INCOME TAXES

         The (provision) benefit for income taxes for each of the three years in the period ended December 31, 2005 was as follows (in thousands):


                                                       2005             2004              2003
                                                       ----             ----              ----

State income taxes - current                       $   (5,603)       $   (3,820)      $   (8,977)
State income taxes - deferred                            (742)           (1,094)            --
Federal income taxes - current                        (11,535)           (6,199)          (2,239)
Federal income taxes - deferred                       (11,327)            3,463           (2,963)
                                                   -----------       ----------       ----------
                                                   $  (29,207)       $   (7,650)      $  (14,179)
                                                   ==========        ==========       ==========


         Current federal income taxes for all years principally relates to federal alternative minimum tax.

         The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):


                                                       2005             2004              2003
                                                       ----             ----              ----

Expected federal income tax                        $  (24,739)       $  (19,349)      $  (34,796)
State income taxes, net of federal income
   tax benefit                                         (4,384)           (3,194)          (5,835)
Otay Land Company taxable income
   allocated to Leucadia                                 --                --                429
Decrease in valuation allowance                          --              15,000           26,065
Other                                                     (84)             (107)             (42)
                                                   ----------        ----------       ----------
Actual income tax provision                        $  (29,207)       $   (7,650)      $  (14,179)
                                                   ==========        ==========       ==========

         As a result of an increase in the Company's estimates of future taxable income that exceeded its earlier estimates, the Company reduced its deferred tax valuation allowance to recognize additional benefits from its net operating tax loss carryforwards ("NOLs") and minimum tax credit carryovers and recorded a credit to its income tax provision of $15,000,000 and $26,065,000 for the years ended December 31, 2004 and 2003, respectively. There was no other material activity in the deferred tax valuation allowance during the years ended December 31, 2005, 2004 and 2003.

         The Company and its wholly-owned subsidiaries have NOLs available for federal income tax purposes of $83,692,000 as of December 31, 2005. The NOLs were generated during 1991 to 1999 and expire in 2006 to 2019 as follows (in thousands):

                      Year of Expiration             Loss Carryforwards
                      ------------------             ------------------

                             2006                      $   19,701
                             2007                          17,406
                             2008                           2,347
                             2009                           2,107
                          Thereafter                       42,131
                                                       ----------
                                                       $   83,692
                                                       ==========

         At December 31, 2005 and 2004 the net deferred tax asset consisted of the following (in thousands):


                                                                           2005                 2004
                                                                           ----                 ----

                        NOL carryforwards                              $  29,292            $  50,053
                        Land basis                                         5,054                7,247
                        Minimum tax credit carryovers                     18,885                7,350
                        Other, net                                         6,126                6,788
                                                                       ---------            ---------
                                                                          59,357               71,438
                        Valuation allowance                              (27,281)             (27,281)
                                                                       ---------            ---------
                                                                       $  32,076            $  44,157
                                                                       =========            =========


         The valuation allowance has been provided on the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset. The calculation of the valuation allowance recognizes that the Company's NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%. When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which generally can be used to reduce its future federal income tax once it has used all of its NOLs and becomes subject to the regular tax (as opposed to the alternative minimum tax). Alternative minimum tax credit carryovers have no expiration date. Assuming the Company realizes its projected taxable income in the future and fully utilizes its NOLs, it will have paid approximately $36,000,000 in federal alternative minimum taxes, generating minimum tax credit carryovers of the same amount to reduce future federal income taxes payable. However, because the minimum tax credit carryovers do not offset alternative minimum tax, effectively they are only able to reduce the Company's federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $180,000,000 of taxable income above its current estimate to fully use all of the credits. As a result, the Company has reserved for a substantial portion of this benefit in its valuation allowance.

11.      EARNINGS PER SHARE

         Income per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The treasury stock method is used for these calculations. The number of shares used to calculate basic earnings per share amounts was 8,262,326, 8,248,203 and 8,155,111 for 2005, 2004 and 2003, respectively. The number of shares used to calculate diluted earnings per share was 8,274,852, 8,271,670 and 8,238,164 for 2005, 2004 and 2003, respectively.

12.      COMMITMENTS AND CONTINGENCIES

         Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia. Effective October 2002, as a result of the acquisition of CDS, sublease payments from Leucadia reflected in other income were $21,000, $68,000 and $72,000 in 2005, 2004 and 2003, respectively. Rental expense (net of sublease income) was $204,000, $174,000 and $209,000 for 2005, 2004 and 2003, respectively. During
2004, the lease term was extended until February 2010 for a lower minimum rent; however, the agreement includes rent escalation charges over its term.

         On January 6, 2005, an owner of property adjacent to the Rampage property filed a complaint against the Company and the former owners of the Rampage property. The complaint alleges that the value of an option to purchase a portion of the Rampage property was devalued by approximately $3,000,000 due to poor farming practices since 2001. The Company does not believe the ultimate resolution of this matter will be material.

         The Company had leased the farming rights to approximately one-half of the Rampage property to one of the former owners for a fifteen-year period; however, the lease was terminated in 2005 due to non-performance by the tenant and the Company commenced eviction proceedings. On January 30, 2006, the tenant filed a cross-complaint against the Company seeking a rescission of the purchase agreement by which the Company acquired the Rampage property on the grounds that they did not receive the consideration for which they bargained. The Company does not expect that the ultimate resolution of this matter will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations during the period recorded.

         The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the "City") prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of CDS's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2005, the amount of outstanding bonds was approximately $29,500,000, none of which has been drawn upon.

         Pursuant to an agreement with the City of San Marcos, the Company is contractually obligated to contribute up to $11,000,000 towards the cost of improving two off site roads to the San Elijo Hills project. The City of San Marcos is obligated to fund the balance of the cost of the roads. As of December 31, 2005, the Company had spent $7,500,000 towards the road improvements, and expects it will substantially fulfill its road construction obligation in early 2006.

         Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies ("Kemper"). The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies. Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not in receivership proceedings, it is operating under restrictive orders entered by insurance regulators. It is uncertain whether Kemper will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay the claim. In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through May 31, 2004. In September 2005, the excess policy was extended to cover homes sold through May 31, 2005. The Company continues to investigate whether insurance coverage for future home sales at the San Elijo Hills project is available at acceptable prices.

         The Company is subject to various litigation which arise in the course of its business. Except as otherwise disclosed herein, based on discussions with counsel, management is of the opinion that such litigation is not likely to have any material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

13.      OTHER RELATED PARTY TRANSACTIONS

         The Company has entered into the following related party transactions with Leucadia and its subsidiaries not otherwise described in these Notes to Consolidated Financial Statements.

         (a) Otay Land Company, LLC. In October 1998, the Company and Leucadia formed Otay Land Company to purchase approximately 4,850 acres of land, which is part of a 22,900 acre project located south of San Diego, California, known as Otay Ranch. Otay Land Company acquired this land for $19,500,000. When Otay Land Company was formed, Leucadia contributed $10,000,000 as a preferred capital interest, and the Company contributed all other funds as non-preferred capital. The Company is the managing member of Otay Land Company. In 2003, Otay Land Company paid approximately $12,900,000 due to Leucadia to fully redeem the preferred capital interest and preferred return. All future proceeds from this project will be distributable solely to the Company.

         (b) Administrative Services Agreement. Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to the Company, including providing the services of the Company's Secretary. Administrative fees paid to Leucadia were $180,000 in 2005 and $120,000 in 2004 and 2003. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Leucadia has the right to terminate the agreement by giving the Company not less than one year's prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia. The agreement has not been terminated by either party.

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

15. SELECTED QUARTERLY FINANCIAL DATA (unaudited)


                                                   First              Second             Third          Fourth
                                                  Quarter             Quarter            Quarter        Quarter
                                                   -------            -------            -------        -------
                                                                (In thousands, except per share amounts)
2005
----
Sales of real estate                             $    4,087         $    5,583         $    9,708     $ 86,354
                                                 ==========         ==========         ==========     ========
Co-op marketing and advertising fees             $      428         $      630         $      464     $    678
                                                 ==========         ==========         ==========     ========
Cost of sales                                    $      900         $      269         $    2,312     $ 23,238
                                                 ==========         ==========         ==========     ========
Income from operations (a)                       $      720         $    3,594         $    5,112     $ 58,549
                                                 ==========         ==========         ==========     ========
Net income                                       $      642         $    1,215         $    3,142     $ 26,793
                                                 ==========         ==========         ==========     ========
Basic income per share                           $     0.08         $     0.15         $     0.38     $   3.24
                                                 ==========         ==========         ==========     ========
Diluted income per share (b)                     $     0.08         $     0.15         $     0.38     $   3.24
                                                 ==========         ==========         ==========     ========

2004
----
Sales of real estate                             $   43,406         $   12,396         $   16,366     $  5,814
                                                 ==========         ==========         ==========     ========
Co-op marketing and advertising fees             $      186         $      964         $    1,290     $  1,249
                                                 ==========         ==========         ==========     ========
Cost of sales                                    $    9,654         $      502         $    2,886     $    584
                                                 ==========         ==========         ==========     ========
Income from operations (a) (c)                   $   30,725         $   10,852         $   11,929     $  2,545
                                                 ==========         ==========         ==========     ========
Net income (c) (d)                               $   13,801         $    4,778         $    2,399     $ 15,814
                                                 ==========         ==========         ==========     ========
Basic income per share (c) (d)                   $     1.68         $     0.58         $     0.29     $   1.91
                                                 ==========         ==========         ==========     ========
Diluted income per share (c) (d)                 $     1.67         $     0.58         $     0.29     $   1.91
                                                 ==========         ==========         ==========     ========


(a) During 2005, the Company reclassified farming activities from general and administrative expenses to other income (expense), net. Prior periods were reclassified to confirm with this presentation.

(b) In 2005, the quarterly diluted per share amount does not equal the annual per share amount.

(c) During the fourth quarter of 2004, the Company recorded a provision of $1,320,000 relating to environmental remediation.

(d) The fourth quarter of 2004 reflects a reduction to the income tax provision of $15,000,000, resulting from a decrease to the valuation allowance for deferred tax assets, in order to recognize additional tax benefits for the expected use of NOLs and minimum tax credit carryovers.