Form 10-K/A
period 2005-12-31
HOMEFED CORP
filed 2006-03-31
CIK 833795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
================================================================================

                                EXPLANATORY NOTE

         This report on Form 10-K/A corrects certain information, in Part I,
Item 1 of the Annual Report of HomeFed Corporation for the fiscal year ended December 31, 2005, with respect to the amendment to the General Development Plan for the overall Otay Ranch area contained on page 6 of this Form 10-K/A.


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

                                                                 For the Year Ended December 31,
                                                           -------------------------------------------
                                                             2005             2004              2003
                                                             ----             ----              ----
                                                                      (Dollars in thousands)

Number of residential units sold (1)                             406             139               739
Aggregate sales proceeds from sales of residential
    units, net of closing costs (2)                        $ 127,100        $ 33,000         $ 133,400
Aggregate proceeds from the sales of school and
    retail sites, net of closing costs (3)                 $     700        $ 20,200         $    -
Development management fees earned                         $   7,700        $  3,300         $   8,100


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

                  The Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Company has been working with the City of Chula Vista and other developers on a GDP amendment for the overall Otay Ranch area. In 2005, the Chula Vista City Council adopted an amendment to the GDP, which modified land use designations in the Otay Ranch area, but deferred action with regard to land owned by Otay Land Company. The City Council deferred action that would have increased from 2,880 to 6,000 the number of residential dwelling units that Otay Land Company's developable land is approved for, and would have increased commercial development space that Otay Land Company's developable land is approved for from approximately 1.5 million square feet to approximately 1.8 million square feet. This GDP amendment deferral period is intended, among other things, to give the City of Chula Vista staff, Otay Land Company and another land owner time to reach agreement concerning land use surrounding a planned university, regional technology park and adjacent parts of Otay Ranch. The Company is unable to predict the impact the ultimate resolution of these matters will have, nor can any assurance be given that the City Council will approve the currently pending amendment to the GDP.

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

10.19 Amendment No. 7 dated as of December 31, 2004 to the Administrative Services Agreement dated as of March 1, 2000.

10.20 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement dated November 22, 1999).

10.21 Form of Grant Letter for the 1999 Stock Incentive Plan. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K)).

10.22 Director Compensation (incorporated by reference to Exhibit 10.22 to the Company's 2005 10-K).

21 Subsidiaries of the Company (incorporated by reference Exhibit 21 to the Company's 2005 10-K).

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



                                    HOMEFED CORPORATION

Date: March 31, 2006                By /s/ Erin N. Ruhe
                                       -----------------------------------------
                                       Erin N. Ruhe
                                       Vice President, Treasurer and Controller