Form 10-K/A
period 2005-12-31
HOMEFED CORP
filed 2006-04-03
CIK 833795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.
================================================================================

                                EXPLANATORY NOTE

           This report on Form 10-K/A corrects certain information contained in
Item 15(b) of Part IV of the Annual Report of HomeFed Corporation for the fiscal year ended December 31, 2005, as amended, with respect to Exhibit 10.19 and
Exhibit 10.21.

                                                                PART IV

Item 15.  Exhibits and Financial Statement Schedules.
--------  -------------------------------------------

  (a)(1) Financial Statements.

         Report of Independent Registered Public Accounting Firm            F-1

         Consolidated Balance Sheets at December 31, 2005 and 2004          F-3

         Consolidated Statements of Operations for the years ended
         December 31, 2005, 2004 and 2003                                   F-4

         Consolidated Statements of Changes in Stockholders' Equity
         for the  years ende dDecember 31, 2005, 2004 and 2003              F-5

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

10.19    Amendment No. 7 dated as of December 31, 2004 to the
         Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 10-K")).

10.20 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement dated November 22, 1999).

10.21 Form of Grant Letter for the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company's 2004 10-K).

10.22 Director Compensation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K)).

21 Subsidiaries of the Company (incorporated by reference Exhibit 21 to the Company's 2005 10-K).

23 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 333-97079) (incorporated by reference to Exhibit 23 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005).

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

                                   HOMEFED CORPORATION


Date: April 3, 2006                By  /s/  Erin N. Ruhe
                                       -----------------------------------------
                                       Erin N. Ruhe
                                       Vice President, Treasurer and Controller