Form 10-Q
period 2006-03-31
HOMEFED CORP
filed 2006-05-08
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Large accelerated filer      Accelerated filer  X     Non-accelerated filer
                       ----                    ----                        -----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES           NO     X
                                      ------       -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 29, 2006, there were 8,273,434 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                  Part I -FINANCIAL INFORMATION
                  -----------------------------


Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Dollars in thousands, except par value)

                                                                          March 31,        December 31,
                                                                             2006              2005
                                                                        --------------    --------------
                                                                          (Unaudited)


ASSETS
------
Real estate                                                                   $ 68,882         $  62,319
Cash and cash equivalents                                                       79,764           131,688
Investments-available for sale (aggregate cost of $94,832 and $65,181)          94,862            65,190
Accounts receivable, deposits and other assets                                     831             2,988
Deferred income taxes                                                           30,680            32,076
                                                                              --------         ---------

TOTAL                                                                         $275,019          $294,261
                                                                              ========         =========

LIABILITIES
-----------
Notes payable                                                                 $ 10,560         $  10,403
Deferred revenue                                                                57,670            73,160
Accounts payable and accrued liabilities                                        12,257            12,601
Non-refundable option payments                                                  13,583            13,583
Liability for environmental remediation                                         10,876            11,002
Income taxes payable                                                             2,067            10,978
Other liabilities                                                                7,649             3,612
                                                                              --------         ---------

             Total liabilities                                                 114,662           135,339
                                                                              --------         ---------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                               18,506            17,457
-----------------
                                                                              --------         ---------

STOCKHOLDERS' EQUITY
---------------------
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,273,434 and 8,264,334 shares outstanding                                       83                83
Additional paid-in capital                                                     381,307           381,224
Accumulated other comprehensive income                                              18                 6
Accumulated deficit                                                           (239,557)         (239,848)
                                                                              --------         ---------

             Total stockholders' equity                                        141,851           141,465
                                                                              --------         ---------

TOTAL                                                                         $275,019         $ 294,261
                                                                              ========         =========


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)



                                                                  2006          2005
                                                                  ----          ----

REVENUES
--------
Sales of real estate                                           $16,985        $ 4,087
Co-op marketing and advertising fees                               251            428
                                                               -------        -------
                                                                17,236          4,515
                                                               -------        -------

EXPENSES
--------
Cost of sales                                                    4,424            900
Interest expense                                                   --              62
General and administrative expenses                              5,102          2,788
Administrative services fees to Leucadia                            45             45
                                                               -------        -------
                                                                 9,571          3,795
                                                               -------        -------

Income from operations                                           7,665            720

Other income, net                                                1,587            399
                                                               -------        -------

Income before income taxes and minority interest                 9,252          1,119
Income tax provision                                            (3,776)          (495)
                                                               -------        -------

Income before minority interest                                  5,476            624
Minority interest                                               (1,049)            18
                                                               -------        -------

Net income                                                     $ 4,427        $   642
                                                               =======        =======
Basic income per common share                                  $  0.54        $  0.08
                                                               =======        =======
Diluted income per common share                                $  0.54        $  0.08
                                                               =======        =======




       See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the three month periods ended March 31, 2006 and 2005
(In thousands, except par value and per share amounts)
(Unaudited)


                                                    Common                   Accumulated
                                                     Stock     Additional     Other                              Total
                                                  $.01 Par     Paid-In      Comprehensive        Accumulated    Stockholders'
                                                     Value      Capital     Income (Loss)        Deficit          Equity
                                                   --------   ----------    -------------       ------------    --------------


Balance, January 1, 2005                              $  83   $ 381,192         $ (14)         $ (267,510)      $ 113,751
                                                                                                                ---------

    Comprehensive income:
      Net change in unrealized gain (loss) on
       investments, net of taxes of $2                                             (4)                                 (4)
      Net income                                                                                      642             642
                                                                                                                ---------
         Comprehensive income                                                                                         638
                                                                                                                ---------
    Exercise of options to purchase
     common shares                                                    1                                                 1
                                                      -----   ---------         -----          ----------       ---------

Balance, March 31, 2005                               $  83   $ 381,193         $ (18)         $ (266,868)      $ 114,390
                                                      =====   =========         =====          ==========       =========

Balance, January 1, 2006                              $  83   $ 381,224         $   6          $ (239,848)      $ 141,465
                                                                                                                ---------

    Comprehensive income:
      Net change in unrealized gain (loss) on
       investments, net of taxes of $9                                             12                                  12
      Net income                                                                                    4,427           4,427
                                                                                                                ---------
         Comprehensive income                                                                                       4,439
                                                                                                                ---------
    Share-based compensation expense                                 15                                                15
    Exercise of options to purchase
     common shares                                                   68                                                68
    Dividends ($.50 per common share)                                                              (4,136)         (4,136)
                                                      -----   ---------         -----          ----------       ---------

Balance, March 31, 2006                               $  83   $ 381,307         $  18          $ (239,557)      $ 141,851
                                                      =====   =========         =====          ==========       =========







             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2006 and 2005
(In thousands)
(Unaudited)


                                                                                   2006           2005
                                                                                   ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $    4,427      $     642
Adjustments to reconcile net income to net cash used for
   operating activities:
     Minority interest                                                               1,049            (18)
     Provision for deferred income taxes                                             1,387            359
     Share-based compensation expense                                                   15            --
     Net securities losses                                                            --                1
     Other amortization related to investments                                        (711)          (461)
     Changes in operating assets and liabilities:
         Real estate                                                                (6,406)        (8,159)
         Accounts receivable, deposits and other assets                              2,157            603
         Notes payable                                                                --             (159)
         Deferred revenue                                                          (15,490)        (3,462)
         Accounts payable and accrued liabilities                                     (344)         1,565
         Liability for environmental remediation                                      (126)           (89)
         Income taxes payable                                                       (8,911)            --
         Other liabilities                                                             (99)            17
                                                                                ----------      ---------
               Net cash used for operating activities                              (23,052)        (9,161)
                                                                                ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments (other than short-term)                              (56,240)       (48,041)
     Proceeds from maturities of investments-available for sale                     27,300         48,790
     Proceeds from sales of investments                                               --            3,095
                                                                                ----------      ---------
              Net cash provided by (used for) investing activities                 (28,940)         3,844
                                                                                ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Exercise of options to purchase common shares                                      68              1
                                                                                ----------      ---------

Net decrease in cash and cash equivalents                                          (51,924)        (5,316)

Cash and cash equivalents, beginning of period                                     131,688         34,634
                                                                                ----------      ---------
Cash and cash equivalents, end of period                                        $   79,764      $  29,318
                                                                                ==========      =========

Supplemental disclosures of cash flow information:
     Cash paid for interest (net of amounts capitalized)                        $     --        $     265
     Cash paid (refunded) for income taxes                                      $   11,300      $      (9)



            See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2005, which are included in the Company's Annual Report filed on Form 10-K for such year, as amended (the "2005 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2005 was derived from the Company's audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2006 presentation.

2. The Company has a $10,000,000 line of credit agreement with a subsidiary of Leucadia National Corporation ("Leucadia") that matures on February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. At March 31, 2006, no amounts were outstanding under this facility.

3. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The treasury stock method is used for these calculations. The number of shares used to calculate basic earnings per common share was 8,267,846 and 8,260,079 for the three month periods ended March 31, 2006 and 2005, respectively. The number of shares used to calculate diluted earnings per share was 8,272,211 and 8,273,618 for the three month periods ended March 31, 2006 and 2005, respectively.

4. Pursuant to the administrative services agreement, Leucadia provides administrative services, including the services of the Company's Secretary. Administrative service fee expenses were $45,000 for each of the three month periods ended March 31, 2006 and 2005. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. A subsidiary of the Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 and $9,000 in 2006 and 2005, respectively.

5. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company accrued $600,000 under these agreements for the period ended March 31, 2005. There was no income recognized pursuant to these agreements during the period ended March 31, 2006.

6. As of April 29, 2006, the Company has entered into agreements that have not closed with homebuilders to sell an additional 283 single family lots for aggregate cash proceeds of $132,200,000, pursuant to which it received non-refundable option payments of $13,600,000 prior to 2006. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. The Company expects these sales agreements will close during the second half of 2006 and in 2007.

7. On March 14, 2006, the Company's Board of Directors declared a cash dividend of $.50 per common share to stockholders of record on March 27, 2006; such dividend aggregated $4,100,000 and was paid in April 2006.

8. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The cost is recognized as an expense over the vesting period of the award. Prior to adoption of SFAS 123R, no compensation cost was recognized in the statements of operations for the Company's share-based compensation plans; the Company disclosed certain pro forma amounts as required.

     The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. As a result of the adoption of SFAS 123R, compensation cost increased by $15,000 for the 2006 period; had the Company used the fair value based accounting method for the 2005 period, 2005 compensation costs would have been higher by $10,000. As of March 31, 2006, total unrecognized compensation cost related to nonvested share-based compensation plans was $160,000; this cost is expected to be recognized over a weighted-average period of 2.8 years. No options were granted during the 2006 or 2005 periods.

     As of March 31, 2006, the Company has a fixed stock option plan which provides for grants of options or rights to directors and certain employees up to a maximum grant of 30,000 shares to any individual in a given taxable year. The maximum number of common shares which may be acquired through the exercise of options or rights under this plan cannot exceed 500,000. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant. Options granted to directors become exercisable in four equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted. As of March 31, 2006, 487,900 shares were available for grant under the plan.

     The following table summarizes information about outstanding stock options at March 31, 2006 and changes during the three months then ended:


                                                                           Weighted-Average
                                                      Weighted-Average        Remaining         Aggregate Intrinsic
                                           Shares     Exercise Price      Contractual Term           Value
                                           ------     --------------      ----------------      -------------------


        Outstanding at
            January 1, 2006                22,575        $ 33.24
        Granted                              --          $  --

        Exercised                          (9,100)       $  7.52                                    $500,000
        Forfeited                             --         $  --                                      ========
                                           ------
        Outstanding at
            March 31, 2006                 13,475        $ 50.61             3.6 years              $200,000
                                           ======        =======             =========              ========
        Exercisable at
            March 31, 2006                  2,525        $ 32.03             2.5 years              $100,000
                                           ======        =======             =========              ========

9. In 2005, the Company commenced a lawsuit to terminate a lease for farming rights and collect unpaid rent with respect to approximately 1,000 acres of the Rampage property that is leased by one of its former owners. During April 2006, a jury issued a verdict in favor of the former owner, pursuant to which the Company is not entitled to any additional rent payments for the 2005 lease period and allows the former owner to retain possession of the property under the terms of the lease. In a separate matter, the former owner is also seeking to rescind the sale of the Rampage property, as well as monetary damages, alleging fraud, breach of contract and various other claims. The Company is currently evaluating its options with respect to these matters.

     The Company does not expect that the ultimate resolution of these matters will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations during the period recorded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the three month period ended March 31, 2006, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project, federal and state tax payments and general and administrative expenses. For the three month period ended March 31, 2005, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project and general and administrative expenses. The Company's principal sources of funds are proceeds from the sale of real estate, its unused $10,000,000 line of credit with a subsidiary of Leucadia, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of March 31, 2006, the Company had aggregate cash, cash equivalents and investments of $174,600,000 to meet its current needs and for future investment opportunities.

As of March 31, 2006, the aggregate balance of deferred revenue for all real estate sales was $57,700,000, which the Company estimates will be substantially recognized as revenue by the end of 2008. The Company estimates that it will spend approximately $16,300,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of March 31, 2006, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

              Single family lots to be developed and sold             467
              Multi-family units                                       40
              Square footage of commercial space                  132,000


As of April 29, 2006, the Company has entered into agreements with homebuilders that have not closed to sell an additional 283 single family lots for aggregate cash proceeds of $132,200,000, pursuant to which it had received non-refundable option payments of $13,600,000 prior to 2006. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment.

The Company is currently developing lots that are under contract for sale or being marketed for sale. Assuming the Company's development is not delayed, it expects to close the sales of the remaining single family residential lots during 2006 and 2007; however, development activity on units sold is expected to continue into 2007 and on common areas into 2008. These estimates of future property available for sale and the timing of the sales are based upon current development plans for the project and could change based on actions of regulatory agencies, the strength of the housing market and other factors that are not within the control of the Company.

In 2006, the Company hired a contractor to construct the mixed-use retail and residential space in the towncenter. The Company intends to construct and lease 57,000 square feet of commercial space and sell the remainder of the commercial space to third party builders or owners, including the supermarket site and daycare center site. The Company also intends to construct and sell the 40 multi-family residential units which will be located above the retail stores.

In April 2006, the Company paid a cash dividend of $4,100,000 ($.50 per common share) to stockholders of record on March 27, 2006, which the Company's Board of Directors declared on March 14, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

There were no sales that closed during the first quarter of 2006 and 2005. The Company expects lot sale agreements currently under contract will close during the second half of 2006 and in 2007.

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. Revenues include amounts that were previously deferred of $15,500,000 and $3,500,000 for the periods ended March 31, 2006 and 2005, respectively, which were recognized upon completion of certain required improvements.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing agreements with homebuilders of $600,000 for the period ended March 31, 2005. There was no income recognized pursuant to these agreements during 2006.

During the periods ended March 31, 2006 and 2005, cost of sales of real estate aggregated $4,300,000 and $900,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

         Otay Ranch Project:
         -------------------

During the first quarter of 2006, the Company sold approximately 115 acres of non-developable land for $1,500,000 and recognized a gain of $1,400,000 on the sale. There was no real estate sales activity at the Otay Ranch project during the first quarter of 2005.

As discussed in the 2005 10-K, the Company continues to evaluate how to maximize the value of Otay Ranch and is processing further entitlements on portions of its property, which have not changed significantly during 2006. If the Company decides to develop the developable land at Otay Ranch, development will not begin for a few years and is likely to take several years to complete.

In 2005, the Chula Vista City Council adopted an amendment to the General Development Plan ("GDP") which modified land use designations in the Otay Ranch area, but deferred action with regard to land uses for developable land owned by Otay Land Company. As more fully discussed in the 2005 10-K, the Company had supported an amendment which would have increased the number of approved residential dwelling units from 2,880 to 6,000, and would have increased approved commercial development space from approximately 1.5 million square feet to approximately 1.8 million square feet. In April 2006, the City Council determined that it would not consider any additional amendments to the GDP until August 2006. The Company is unable to predict the impact the ultimate resolution of these matters will have, nor can any assurance be given that the City Council will approve the currently pending amendment to the GDP.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $300,000 and $400,000 for the three month periods ended March 31, 2006 and 2005, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense in 2005 includes $60,000 related to the Rampage note payable which was fully repaid in July 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Interest expense excludes capitalized interest of $200,000 for the three month periods ended March 31, 2006 and 2005. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

General and administrative expenses increased during the three month period ended March 31, 2006 as compared to the same period in 2005, primarily due to greater expenses related to legal and compensation. Legal expense increased by $1,900,000 relating to costs associated with pursuing the claims against the previous owners of undeveloped land that is undergoing environmental remediation at the Otay Ranch project and legal costs in connection with the dispute with the tenant at the Rampage property. Compensation expense increased by $300,000 in 2006 due to an increase in estimated general bonus expense and more sales and executive employees. Compensation expense in 2005 included a $200,000 bonus awarded to the President to pay taxes due on reimbursed expenses relating to his temporary residence in California and the reimbursement of certain costs incurred by a newly hired executive officer.

The increase in other income for the 2006 period as compared to the same period in 2005 primarily relates to investment income. Investment income increased by $1,200,000 primarily due to greater interest income resulting from higher interest rates and greater assets invested. Other income also reflects an increase in farming expenses of $200,000 at the Rampage property.

The Company's effective income tax rate during the 2006 and 2005 periods are higher than the federal statutory rate due to California state income taxes.


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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; the economic strength of the Southern California region where our business is currently concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes in the United States generally and California in particular that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; changes in the composition of our assets and liabilities through acquisitions or divestitures; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; and our ability to generate sufficient taxable income to fully realize our deferred tax asset. For additional information see Part I, Item 1A. Risk Factors in the 2005 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and is incorporated by reference herein.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

     (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

Changes in internal control over financial reporting

     (b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------


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




                                           HOMEFED CORPORATION
                                              (Registrant)




Date: May 8, 2006                        By: /s/ Erin N. Ruhe
                                             ---------------------------------
                                             Erin N. Ruhe
                                             Vice President, Treasurer and
                                             Controller
                                             (Principal Accounting Officer)

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