Form 10-Q
period 2006-06-30
HOMEFED CORP
filed 2006-08-04
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                    YES    X              NO
                        -------               ---------


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer  X     Non-accelerated filer
                       ----                    ----                        -----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    YES                   NO    X
                        ------               --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 1, 2006, there were 8,273,834 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                  Part I -FINANCIAL INFORMATION


Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Dollars in thousands, except par value)


                                                                                  June 30,        December 31,
                                                                                    2006              2005
                                                                                ----------       -----------
                                                                                (Unaudited)

ASSETS
Real estate                                                                      $ 71,269         $  62,319
Cash and cash equivalents                                                          74,182           131,688
Investments-available for sale (aggregate cost of  $80,357 and $65,181)            80,375            65,190
Accounts receivable, deposits and other assets                                      1,064             2,988
Deferred income taxes                                                              28,464            32,076
                                                                                ---------         ---------
TOTAL                                                                           $ 255,354         $ 294,261
                                                                                =========         =========

LIABILITIES
Notes payable                                                                   $  10,102         $  10,403
Deferred revenue                                                                   53,017            73,160
Accounts payable and accrued liabilities                                           10,731            12,601
Non-refundable option payments                                                     12,583            13,583
Liability for environmental remediation                                            10,806            11,002
Income taxes payable                                                                1,571            10,978
Other liabilities                                                                   3,502             3,612
                                                                                ---------         ---------
              Total liabilities                                                   102,312           135,339
                                                                                ---------         ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                   7,738            17,457
                                                                                ---------         ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,273,634 and 8,264,334 shares outstanding                                          83                83
Additional paid-in capital                                                        381,324           381,224
Accumulated other comprehensive income                                                 11                 6
Accumulated deficit                                                              (236,114)         (239,848)
                                                                                ---------         ---------
             Total stockholders' equity                                           145,304           141,465
                                                                                ---------         ---------
TOTAL                                                                           $ 255,354         $ 294,261
                                                                                =========         =========


     See notes to interim consolidated financial statements.


HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)

                                                                  For the Three Month               For the Six Month
                                                                 Period Ended June 30,            Period Ended June 30,
                                                              -----------------------------    -----------------------------

                                                                  2006            2005             2006            2005

REVENUES
Sales of real estate                                               $20,254         $ 5,583          $37,239         $ 9,670
Co-op marketing and advertising fees                                   252             630              503           1,058
                                                                   -------         -------          -------         -------
                                                                    20,506           6,213           37,742          10,728
                                                                   -------         -------          -------         -------

EXPENSES
Cost of sales                                                        4,545             269            8,969           1,169
Interest expense                                                       --               63              --              125
General and administrative expenses                                  3,996           2,242            9,098           5,030
Administrative services fees to Leucadia Financial
  Corporation                                                           45              45               90              90
                                                                   -------         -------          -------         -------
                                                                     8,586           2,619           18,157           6,414
                                                                   -------         -------          -------         -------

Income from operations                                              11,920           3,594           19,585           4,314

Other income, net                                                    1,577               8            3,164             407
                                                                   -------         -------          -------         -------

Income before income taxes and minority interest                    13,497           3,602           22,749           4,721
Income tax provision                                                (5,506)         (1,500)          (9,282)         (1,995)
                                                                   -------         -------          -------         -------

Income before minority interest                                      7,991           2,102           13,467           2,726
Minority interest                                                   (4,548)           (887)          (5,597)           (869)
                                                                   -------         -------          -------         -------


Net income                                                         $ 3,443         $ 1,215          $ 7,870         $ 1,857
                                                                   =======         =======          =======         =======

Basic income per common share                                       $ 0.42          $ 0.15           $ 0.95          $ 0.22
                                                                    ======          ======           ======          ======

Diluted income per common share                                     $ 0.42          $ 0.15           $ 0.95          $ 0.22
                                                                    ======          ======           ======          ======

             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the six month periods ended June 30, 2006 and 2005
(In thousands, except par value)
(Unaudited)


                                                     Common                    Accumulated
                                                     Stock        Additional    Other                           Total
                                                    $.01 Par      Paid-In     Comprehensive   Accumulated    Stockholders'
                                                     Value        Capital     Income (loss)     Deficit        Equity
                                                  -----------    ---------    -------------   -----------   ------------

Balance, January 1, 2005                              $ 83        $ 381,192        $ (14)    $(267,510)      $ 113,751
                                                                                                             ---------

    Comprehensive income:
      Net change in unrealized gain on
       investments, net of taxes of $6                                                 9                             9
      Net income                                                                                 1,857           1,857
                                                                                                             ---------
        Comprehensive income                                                                                     1,866
                                                                                                             ---------
    Exercise of options to purchase
     common shares                                                       10                                         10
    Dividends ($0.50 per common share)                               (4,130)                                    (4,130)
                                                      ----        ---------        -----     ---------       ---------

Balance, June 30, 2005                                $ 83        $ 377,072        $  (5)    $(265,653)      $ 111,497
                                                      ====        =========        =====     =========       =========


Balance, January 1, 2006                              $ 83        $ 381,224        $   6     $(239,848)      $ 141,465
                                                                                                             ---------

    Comprehensive income:
      Net change in unrealized gain on
       investments, net of taxes of $4                                                 5                             5
      Net income                                                                                 7,870           7,870
                                                                                                             ---------
          Comprehensive income                                                                                   7,875
                                                                                                             ---------
    Share-based compensation expense                                     29                                         29
    Exercise of options to purchase
     common shares                                                       71                                         71
    Dividends ($0.50 per common share)                                                          (4,136)         (4,136)

                                                      ----        ---------        -----     ---------       ---------
Balance, June 30, 2006                                $ 83        $ 381,324        $  11     $(236,114)      $ 145,304
                                                      ====        =========        =====     =========       =========




     See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2006 and 2005
(In thousands)
(Unaudited)

                                                                                   2006           2005
                                                                                   ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                        $  7,870        $ 1,857
Adjustments to reconcile net income to net cash used for
   operating activities:
     Minority interest                                                               5,597            869
     Provision for deferred income taxes                                             3,608            985
     Share-based compensation expense                                                   29             --
     Net securities losses                                                              --              2
     Other amortization related to investments                                      (1,791)          (952)
     Changes in operating assets and liabilities:
         Real estate                                                                (8,678)       (16,100)
         Accounts receivable, deposits and other assets                              1,924            (35)
         Notes payable                                                                (272)          (160)
         Deferred revenue                                                          (20,143)        (6,645)
         Accounts payable and accrued liabilities                                   (1,870)         2,344
         Non-refundable option payments                                             (1,000)            --
         Liability for environmental remediation                                      (196)          (189)
         Income taxes payable                                                       (9,407)            --
         Other liabilities                                                            (110)           (48)
                                                                                  --------        -------
               Net cash used for operating activities                              (24,439)       (18,072)
                                                                                  --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments (other than short-term)                             (103,622)       (68,952)
     Proceeds from maturities of investments-available for sale                     83,238         75,490
     Proceeds from sales of investments                                              6,999         11,134
                                                                                  --------        -------
             Net cash provided by (used for) investing activities                  (13,385)        17,672
                                                                                  --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments to trust deed note holders                                    (301)           --
     Exercise of options to purchase common shares                                      71             10
     Dividends paid                                                                 (4,136)        (4,130)
     Contribution from minority interest                                                --             14
     Distribution to minority interest                                             (15,316)           --
                                                                                  --------        -------

             Net cash used for financing activities                                (19,682)        (4,106)
                                                                                  --------        -------


Net decrease in cash and cash equivalents                                          (57,506)        (4,506)

Cash and cash equivalents, beginning of period                                     131,688         34,634
                                                                                  --------        -------

Cash and cash equivalents, end of period                                            74,182        $30,128
                                                                                  ========        =======

Supplemental disclosures of cash flow information:
     Cash paid for interest (net of amounts capitalized)                          $    --           $ 265
     Cash paid for income taxes                                                   $ 15,080          $ 281

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

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes the accounting for and disclosure of uncertainty in tax positions. FIN 48 defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

     Certain amounts for prior periods have been reclassified to be consistent with the 2006 presentation.

2. The Company has a $10,000,000 line of credit agreement with a subsidiary of Leucadia National Corporation ("Leucadia") that matures on February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. At June 30, 2006, no amounts were outstanding under this facility.

3. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding, and for diluted income per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income per common share was 8,273,480 and 8,260,766 for the three month periods ended June 30, 2006 and 2005, respectively, and 8,270,679 and 8,260,424 for the six month periods ended June 30, 2006 and 2005, respectively. The number of shares used to calculate diluted income per share was 8,274,544 and 8,274,608 for the three month periods ended June 30, 2006 and 2005, respectively, and 8,273,444 and 8,274,115 for the six month periods ended June 30, 2006 and 2005, respectively.

4. Pursuant to the administrative services agreement, Leucadia provides administrative services, including providing the services of the Company's Secretary, for an annual fee of $180,000. The agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Administrative fee expenses were $45,000 for each of the three month periods ended June 30, 2006 and 2005, and $90,000 for each of the six month periods ended June 30, 2006 and 2005. A subsidiary of the Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended June 30, 2006 and 2005, and $6,000 and $12,000 for the six month periods ended June 30, 2006 and 2005, respectively.

5. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company accrued $2,400,000 and $3,000,000 under these agreements for the three and six month periods ended June 30, 2005, respectively. There was no income recognized pursuant to these agreements during the periods ended June 30, 2006.

6. During the periods ended June 30, 2006, the Company closed on the sale of one neighborhood in the San Elijo Hills project, consisting of 26 single family lots for an aggregate purchase price of $15,600,000, net of closing costs. There were no sales in the San Elijo Hills project for the periods ended June 30, 2005.

     As of August 1, 2006, the Company has entered into agreements that have not closed with homebuilders to sell an additional 257 single family lots for aggregate cash proceeds of $116,600,000, pursuant to which it received non-refundable option payments of $12,600,000 prior to 2006. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. Assuming the Company fulfills its obligations pursuant to these agreements in a timely manner, the contracts provide for full or partial closings during 2006, 2007 and 2008.

     During June 2006, dividends of $50,000,000 were paid by the Company's subsidiary that owns the San Elijo Hills project, of which $15,300,000 was paid to the minority interests in the San Elijo Hills project, and the balance was transferred to the parent Company.

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

     The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. As a result of the adoption of SFAS 123R, compensation cost increased by $14,000 and $29,000, respectively, for the three and six months period ended June 30, 2006; had the Company used the fair value based accounting method for the three and six month periods ended June 30, 2005, compensation costs would have been higher by $13,000 and $23,000, respectively. As of June 30, 2006, total unrecognized compensation cost related to nonvested share-based compensation plans was $150,000; this cost is expected to be recognized over a weighted-average period of 2.6 years. No options were granted during the 2006 or 2005 periods.

     As of June 30, 2006, the Company has a fixed stock option plan which provides for grants of options or rights to directors and certain employees up to a maximum grant of 30,000 shares to any individual in a given taxable year. The maximum number of common shares which may be acquired through the exercise of options or rights under this plan cannot exceed 500,000. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant. Options granted to directors become exercisable in four equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted. As of June 30, 2006, 487,900 shares were available for grant under the plan.

     The following table summarizes information about outstanding stock options at June 30, 2006 and changes during the six months then ended:



                                                                                Weighted-Average         Aggregate
                                                        Weighted-Average           Remaining             Intrinsic
                                          Shares         Exercise Price          Contractual Term         Value
                                          ------         --------------          ----------------         -----

        Outstanding at
            January 1, 2006                22,575           $33.24
        Granted                               --            $  --

        Exercised                           (9,300)         $  7.56                                     $500,000
                                                                                                        ========
        Forfeited                             --            $  --
                                           -------
        Outstanding at
            June 30, 2006                   13,275          $  51.23               3.4 years            $250,000
                                           =======          ========               =========            ========
        Exercisable at
            June 30, 2006                    2,325          $  33.99               2.4 years            $ 80,000
                                           =======          ========               =========            ========


9. In 2005, the Company commenced a lawsuit to collect unpaid rent and terminate a lease for farming rights with respect to approximately 1,000 acres of the Rampage property that is leased by one of its former owners. During April 2006, a jury issued a verdict in favor of the former owner. The court then entered judgment declaring that the Company is not entitled to any additional rent payments during 2005 and the Company therefore may not use nonpayment of rent for 2005 as a ground to terminate the former owner's possession of the property under the terms of the lease. The Company has appealed this decision. In a separate matter, the former owner is also seeking to rescind the sale of the Rampage property, as well as recover monetary damages, alleging fraud, breach of contract and various other claims.

     The Company does not expect that the ultimate resolution of these matters will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations and cash flows during the period recorded.

10. On July 18, 2006, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $65.50 per share, the then current market price per share.

11. As previously disclosed, in 2003, Otay Land Company and its subsidiary, Flat Rock Land Company commenced a lawsuit in the United States District Court for the Southern District of California against certain parties to recover the cost of remediation of approximately 30 acres of undeveloped land at the Company's Otay Ranch project that had been used as a shooting range prior to the Company's acquisition of the property. On July 20, 2006, the District Court dismissed the federal environmental law claims and refused to retain jurisdiction on the related state law claims. The Company is evaluating its options with respect to this litigation, which could include appealing the District Court's decision and pursuing litigation in state court. The Company has not reduced its estimated liability for environmental remediation for any potential recoveries from these parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the six month periods ended June 30, 2006 and 2005, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project and general and administrative expenses, and for the six month period ended June 30, 2006, net cash was also used for federal and state tax payments. The Company's principal sources of funds are proceeds from the sale of real estate, its unused $10,000,000 line of credit with a subsidiary of Leucadia, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of June 30, 2006, the Company had aggregate cash, cash equivalents and investments of $154,600,000 to meet its needs and for future investment opportunities.

In April 2006, the Company paid a cash dividend of $4,100,000 ($.50 per common share) to stockholders of record on March 27, 2006, which the Company's Board of Directors declared on March 14, 2006.

During the second quarter of 2006, dividends of $50,000,000 were paid by the Company's subsidiary that owns the San Elijo Hills project, of which $15,300,000 was paid to the minority interests in the San Elijo Hills project, and the balance was transferred to the parent Company. The dividends retained by the Company did not increase the amount of consolidated liquidity reflected on the Company's consolidated balance sheet; however, they did increase the liquidity of the parent company.

During the six months ended June 30, 2006, the Company closed on the sale of one neighborhood in the San Elijo Hills project consisting of 26 single family lots for aggregate sales proceeds of $15,600,000, net of closing costs. The Company has deferred recognition of $4,600,000 of revenue from this sale under the percentage of completion method of accounting. The Company expects to substantially complete the required improvements by 2007 and the deferred revenue, as well as the related cost of sales, will be recognized in the statement of operations as the improvements are completed.

As of June 30, 2006, the aggregate balance of deferred revenue for all real estate sales was $53,000,000, which the Company estimates will be substantially recognized as revenue during 2006 and 2007. The Company estimates that it will spend approximately $14,900,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of June 30, 2006, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

              Single family lots to be developed and sold              441
              Multi-family units                                        40
              Square footage of commercial space planned           115,000

Included in the table above, as of August 1, 2006, the Company has entered into agreements that have not closed with homebuilders to sell an additional 257 single family lots for aggregate cash proceeds of $116,600,000, pursuant to which it received non-refundable option payments of $12,600,000 prior to 2006. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. Assuming the Company fulfills its obligations pursuant to these agreements in a timely manner, the contracts provide for full or partial closings during 2006, 2007 and 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The Company is currently developing lots that are under contract for sale, but is not actively soliciting bids for its remaining inventory of single family lots, which the Company considers to be "premium" lots that should attract higher selling prices. The Company believes it will receive better prices for these lots if it waits for the market to improve before commencing a formal bidding process. The local residential real estate market has experienced a slow down in sales activity for both new homes and resales of existing homes, and the Company believes homebuilders are not willing to pay acceptable prices for new lot inventory in the current market. In addition, certain homebuilders that are under contract to purchase lots have requested concessions or modifications to their purchase agreements. The Company's plan is to complete the development and sale of its remaining single family residential lots during 2006 and 2007, and to continue development of common areas into 2008; however, current market conditions could delay sales or result in sales for less than expected amounts.

In 2006, the Company hired a contractor to construct the mixed-use retail and residential space in the towncenter. The Company intends to construct and lease 57,000 square feet of commercial space and sell the remainder of the commercial space to third party builders or owners, including the supermarket site and daycare center site. The Company also intends to construct and sell the 40 multi-family residential units which will be located above the retail stores. Estimates of future property available for sale and the timing of the sales described above are based upon current development plans for the project and could change based on actions of regulatory agencies, the strength of the housing market and other factors that are not within the control of the Company.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:

There were no sales that closed during the periods ended June 20, 2005. During the periods ended June 30, 2006, the Company closed on sales of real estate and recognized revenues as follows:

                                    For the Three and Six Month
                                    Periods Ended June 30, 2006
                                    ---------------------------

     Single family units                              26
     Multi-family units                               --
     School sites                                     --
     Purchase price, net of closing costs    $15,600,000
     Revenues recognized on closing date     $11,000,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $9,300,000 and $3,200,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $24,700,000 and $6,700,000 for the six month periods ended June 30, 2006 and 2005, respectively. Such amounts were recognized upon the completion of certain required improvements.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $2,400,000 and $3,000,000 for the three and six month periods ended June 30, 2005, respectively. There was no income recognized pursuant to these agreements during 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

During the three month periods ended June 30, 2006 and 2005, cost of sales of real estate aggregated $4,500,000 and $250,000, respectively. During the six month periods ended June 30, 2006 and 2005, cost of sales of real estate aggregated $8,900,000 and $1,200,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

         Otay Ranch Project:

During the six month period ended June 30, 2006, the Company sold approximately 115 acres of non-developable land for $1,500,000 and recognized a gain of $1,400,000 on the sale. There was no real estate sales activity at the Otay Ranch project for the three month periods ended June 30, 2006 and 2005 and for the six month period ended June 30, 2005.

As discussed in the 2005 10-K, the Company continues to evaluate how to maximize the value of Otay Ranch and is processing further entitlements on portions of its property, which have not changed significantly during 2006. If the Company decides to develop the developable land at Otay Ranch, development will not begin for a few years and is likely to take several years to complete.

In 2005, the Chula Vista City Council adopted an amendment to the General Development Plan ("GDP") which modified land use designations in the Otay Ranch area, but deferred action with regard to land uses for developable land owned by Otay Land Company. As more fully discussed in the 2005 10-K, the Company had supported an amendment which would have increased the number of approved residential dwelling units from 2,880 to 6,000, and would have increased approved commercial development space from approximately 1.5 million square feet to approximately 1.8 million square feet. The City Council has delayed consideration of any additional amendments to the GDP on several occasions. The Company does not expect that the City Council will take any action regarding the GDP amendments until after the November 2006 election, when two of the five City Council positions, including the mayor, will be decided. The Company is unable to predict the impact the ultimate resolution of these matters will have, nor can any assurance be given that the City Council will approve the currently pending amendment to the GDP.

The San Diego Chargers NFL football team is considering relocating their stadium facility, which is currently located in the City of San Diego. The Company has been advised that members of the Chula Vista City Council have met with the San Diego Chargers and have discussed several possible sites for a new stadium facility in the City of Chula Vista, including land owned by the Company.
Although the Company has provided information to the San Diego Chargers regarding sites it owns in Chula Vista, the San Diego Chargers have many possible locations to consider. There can be no assurance that the San Diego Chargers, if they do relocate, would chose a relocation site owned by the Company, or that an agreement would be reached with the San Diego Chargers on terms acceptable to the Company.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $250,000 and $650,000 for the three month periods ended June 30, 2006 and 2005, respectively and $500,000 and $1,100,000 for the six month periods ended June 30, 2006 and 2005, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense includes interest related to the Rampage note payable for the three and six month periods ended June 30, 2005 of $60,000 and $130,000, respectively, which was fully repaid in July 2005.

Interest expense excludes capitalized interest of $100,000 and $200,000 for the three month periods ended June 30, 2006 and 2005, respectively, and $250,000 and $400,000 for the six month periods ended June 30, 2006 and 2005, respectively. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

General and administrative expenses increased during the three month period ended June 30, 2006 as compared to the same period in 2005 primarily due to greater expenses related to legal, compensation and marketing. Legal fees increased by $1,000,000 in connection with the litigation relating to a portion of the Rampage vineyard property and due to the costs associated with pursuing the claims against the former owners of the approximately 30 acres of undeveloped land that, as previously disclosed, is undergoing remediation at the Otay Ranch project. Compensation expense increased by $250,000 principally due to an increase in general bonus expense and the hiring of additional sales employees. Marketing expenses increased by $300,000 relating to increased efforts to promote the release of new neighborhoods for sale at the San Elijo Hills project.

General and administrative expenses increased during the six month period ended June 30, 2006 as compared to the same period in 2005, primarily due to greater expenses related to legal, compensation and marketing. Legal fees increased by $2,900,000 in connection with the litigation relating to a portion of the Rampage vineyard property and due to the costs associated with pursuing the claims against the former owners of the approximately 30 acres of undeveloped land that, as previously disclosed, is undergoing remediation at the Otay Ranch project. Compensation expense increased by $550,000 in 2006 due to an increase in estimated general bonus expense and the hiring of additional sales employees. Compensation expense in 2005 included a $200,000 bonus awarded to the President to pay taxes due on reimbursed expenses relating to his temporary residence in California and the reimbursement of certain costs incurred by a newly hired executive officer. Marketing expenses increased by $400,000 relating to increased efforts to promote the release of new neighborhoods for sale at the San Elijo Hills project.

The increase in other income for the three and six month period ended June 30, 2006 period as compared to the same periods in 2005 primarily relates to investment income. Investment income for the three and six months period ended June 30, 2006 increased by $1,100,000 and $2,300,000, respectively, primarily due to greater interest income resulting from higher interest rates and greater assets invested. Other income also reflects a decrease in farming expenses at the Rampage property of $400,000 and $200,000, respectively, for the three and six month periods ended June 30, 2006. In addition, the new real estate brokerage subsidiary, which was established in July 2005, closed on sales transactions resulting in commission income of $100,000 and $150,000 for the three and six months periods ended June 30, 2006, respectively.

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

Item  4. Controls and Procedures.

Evaluation of disclosure controls and procedures

     (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

Changes in internal control over financial reporting

     (b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




                                             HOMEFED CORPORATION
                                              (Registrant)




Date: August 4, 2006                         By: /s/ Erin N. Ruhe
                                                 ---------------------
                                                 Erin N. Ruhe
                                                 Vice President, Treasurer
                                                 and Controller
                                                 (Principal Accounting Officer)

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