Form 10-Q
period 2006-09-30
HOMEFED CORP
filed 2006-11-02
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the quarterly period ended September 30, 2006

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

                                   YES   X           NO
                                       ----              -----


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer   X     Non-accelerated filer
                       ----                    -----                        ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   YES                NO  X
                                        -----            ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 1, 2006, there were 8,273,834 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                  Part I -FINANCIAL INFORMATION


Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Dollars in thousands, except par value)

                                                                             September 30,   December 31,
                                                                                2006              2005
                                                                           --------------    --------------
                                                                             (Unaudited)

ASSETS
Real estate                                                                 $  75,433         $  62,319
Cash and cash equivalents                                                      57,472           131,688
Investments-available for sale (aggregate cost of $87,844 and $65,181)         87,899            65,190
Accounts receivable, deposits and other assets                                  1,978             2,988
Deferred income taxes                                                          27,611            32,076
                                                                            ---------         ---------

TOTAL                                                                       $ 250,393         $ 294,261
                                                                            =========         =========

LIABILITIES
Notes payable                                                               $  10,186         $  10,403
Deferred revenue                                                               42,909            73,160
Accounts payable and accrued liabilities                                       11,350            12,601
Non-refundable option payments                                                 12,583            13,583
Liability for environmental remediation                                        10,747            11,002
Income taxes payable                                                            1,564            10,978
Other liabilities                                                               3,692             3,612
                                                                            ---------         ---------

             Total liabilities                                                 93,031           135,339
                                                                            ---------         ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                               9,478            17,457
                                                                            ---------         ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,273,834 and 8,264,334 shares issued and outstanding                           83                83
Additional paid-in capital                                                    381,347           381,224
Accumulated other comprehensive income                                             33                 6
Accumulated deficit                                                          (233,579)         (239,848)
                                                                            ---------         ---------

             Total stockholders' equity                                       147,884           141,465
                                                                            ---------         ---------

TOTAL                                                                       $ 250,393         $ 294,261
                                                                            =========         =========


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)

                                                      For the Three Month Period   For the Nine Month Period
                                                           Ended September 30,         Ended September 30,
                                                      --------------------------   ------------------------
                                                            2006           2005        2006          2005
                                                            ----           ----        ----          ----

REVENUES
Sales of real estate                                     $ 10,108        $ 9,708     $ 47,347      $ 19,378
Co-op marketing and advertising fees                          156            464          659         1,522
                                                         --------        -------     --------      --------
                                                           10,264         10,172       48,006        20,900
                                                         --------        -------     --------      --------

EXPENSES
Cost of sales                                               2,616          2,312       11,585         3,481
Interest expense                                              --              13          --            138
General and administrative expenses                         3,052          2,690       12,150         7,720
Administrative services fees to Leucadia Financial
  Corporation                                                  45             45          135           135
                                                         --------        -------     --------      --------
                                                            5,713          5,060       23,870        11,474
                                                         --------        -------     --------      --------

Income from operations                                      4,551          5,112       24,136         9,426

Other income, net                                           2,254          1,005        5,418         1,412
                                                         --------        -------     --------      --------

Income before income taxes and minority interest            6,805          6,117       29,554        10,838
Income tax provision                                       (2,530)        (2,523)     (11,812)       (4,518)
                                                         --------        -------     --------      --------

Income before minority interest                             4,275          3,594       17,742         6,320
Minority interest                                          (1,740)          (452)      (7,337)       (1,321)
                                                         --------        -------     --------      --------

Net income                                               $  2,535        $ 3,142     $ 10,405      $  4,999
                                                         ========        =======     ========      ========

Basic income per common share                              $ 0.31         $ 0.38       $ 1.26        $ 0.61
                                                           ======         ======       ======        ======

Diluted income per common share                            $ 0.31         $ 0.38       $ 1.26        $ 0.60
                                                           ======         ======       ======        ======




             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the nine month periods ended September 30, 2006 and 2005
(In thousands, except par value and per share amounts)
(Unaudited)


                                              Common                  Accumulated
                                               Stock     Additional     Other                        Total
                                             $.01 Par    Paid-In     Comprehensive   Accumulated   Stockholders'
                                               Value     Capital     Income (Loss)    Deficit        Equity
                                             ---------  ---------   --------------  -----------   ------------


Balance, January 1, 2005                      $  83     $ 381,192        $ (14)     $ (267,510)    $ 113,751
                                                                                                   ---------

    Comprehensive income:
      Net change in unrealized gain  on
       investments, net of taxes of $10                                     16                            16
      Net income                                                                         4,999         4,999
                                                                                                   ---------
        Comprehensive income                                                                           5,015
                                                                                                   ---------
    Exercise of options to purchase
     common shares                                             32                                         32
    Dividends ($0.50 per common share)                                                  (4,130)       (4,130)
                                              -----     ---------        -----      ----------     ---------

Balance, September 30, 2005                   $  83     $ 381,224        $   2      $ (266,641)    $ 114,668
                                              =====     =========        =====      ==========     =========

Balance, January 1, 2006                      $  83     $ 381,224        $   6      $ (239,848)    $ 141,465
                                                                                                   ---------

    Comprehensive income:
      Net change in unrealized gain on
       investments, net of taxes of $19                                     27                            27
      Net income                                                                        10,405        10,405
                                                                                                   ---------
         Comprehensive income                                                                         10,432
                                                                                                   ---------
      Share-based compensation expense                         51                                         51
    Exercise of options to purchase
     common shares                                             72                                         72
    Dividends ($0.50 per common share)                                                  (4,136)       (4,136)
                                              -----     ---------        -----      ----------     ---------

Balance, September 30, 2006                   $  83     $ 381,347        $  33      $ (233,579)    $ 147,884
                                              =====     =========        =====      ==========     =========





             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2006 and 2005
(In thousands)
(Unaudited)


                                                                                   2006           2005
                                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                        $ 10,405       $  4,999
Adjustments to reconcile net income to net cash used for
   operating activities:
     Minority interest                                                               7,337          1,321
     Provision for deferred income taxes                                             4,446          2,056
     Share-based compensation expense                                                   51            --
     Net securities losses                                                             --              3
     Other amortization related to investments                                      (2,807)        (1,445)
     Changes in operating assets and liabilities:
         Real estate                                                               (12,758)       (25,354)
         Accounts receivable, deposits and other assets                              1,010            812
         Notes payable                                                                (272)            --
         Deferred revenue                                                          (30,251)        (9,512)
         Accounts payable and accrued liabilities                                   (1,251)         1,522
         Non-refundable option payments                                             (1,000)        12,215
         Liability for environmental remediation                                      (255)          (332)
         Income taxes payable                                                       (9,414)           806
         Other liabilities                                                              80            (20)
                                                                                  --------       --------
             Net cash used for operating activities                                (34,679)       (12,929)
                                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                     (176,293)      (111,127)
     Proceeds from maturities of investments-available for sale                    149,438        116,080
     Proceeds from sales of investments                                              6,999         15,225
                                                                                  --------       --------
             Net cash provided by (used for) investing activities                  (19,856)        20,178
                                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments to trust deed note holders                                    (301)        (3,650)
     Exercise of options to purchase common shares                                      72             32
     Dividends paid                                                                 (4,136)        (4,130)
     Contribution from minority interest                                               --             14
     Distribution to minority interest                                             (15,316)           --
                                                                                  --------       --------
             Net cash used for financing activities                                (19,681)        (7,734)
                                                                                  --------       --------

Net decrease in cash and cash equivalents                                          (74,216)          (485)

Cash and cash equivalents, beginning of period                                     131,688         34,634
                                                                                  --------       --------

Cash and cash equivalents, end of period                                          $ 57,472       $ 34,149
                                                                                  ========       ========

Supplemental disclosures of cash flow information:
     Cash paid for interest (net of amounts capitalized)                          $   --         $    403
     Cash paid for income taxes                                                   $ 16,780       $    301




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

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes the accounting for and disclosure of uncertainty in income tax positions. FIN 48 defines the criteria that must be met before any part of the benefit of a tax position can be recognized in the financial statements, provides guidance for the measurement of tax benefits recognized and guidance for classification and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires companies to recognize on their balance sheet a net liability or asset for the funded status of their defined benefit pension and other postretirement plans, recognize changes in funded status through comprehensive income, and provide additional footnote disclosures. SFAS 158 is effective for publicly traded calendar year-end companies as of December 31, 2006. In addition, SFAS 158 requires companies to measure the funded status of their plans as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company does not expect that SFAS 158 will have a material impact on its consolidated financial statements.

2. The Company has a $10,000,000 line of credit agreement with a subsidiary of Leucadia National Corporation ("Leucadia") that matures on February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. At September 30, 2006, no amounts were outstanding under this facility.

3. Basic and diluted income per share of common stock was calculated by dividing net income by the weighted average shares of common stock outstanding, and for diluted income per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income per common share was 8,273,819 and 8,264,058 for the three month periods ended September 30, 2006 and 2005, respectively, and 8,271,737 and 8,261,649 for the nine month periods ended September 30, 2006 and 2005, respectively. The number of shares used to calculate diluted income per share was 8,274,155 and 8,276,285 for the three month periods ended September 30, 2006 and 2005, respectively, and 8,272,998 and 8,274,852 for the nine month periods ended September 30, 2006 and 2005, respectively.

4. Pursuant to the administrative services agreement, Leucadia provides administrative services, including providing the services of the Company's Secretary, for an annual fee of $180,000. The agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Administrative fee expenses were $45,000 for the three month periods ended September 30, 2006 and 2005, and $135,000 for the nine month periods ended September 30, 2006 and 2005. A subsidiary of the Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 for the three month periods ended September 30, 2006 and 2005, and $9,000 and $15,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

5. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and is generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. The Company accrued $1,900,000 and $4,900,000 under these agreements for the three and nine month periods ended September 30, 2005, respectively. There was no income recognized pursuant to these agreements during the periods ended September 30, 2006.

6. During the nine months ended September 30, 2006, the Company closed on the sale of one neighborhood in the San Elijo Hills project, consisting of 26 single family lots for an aggregate purchase price of $15,600,000, net of closing costs. There were no sales that closed in the San Elijo Hills project for the three months ended September 30, 2006 and for the three and nine months ended September 30, 2005.

     As of November 1, 2006, the Company has entered into agreements that have not closed with homebuilders to sell an additional 151 single family lots for aggregate cash proceeds of $73,200,000, pursuant to which it received non-refundable option payments of $8,300,000 prior to 2006. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. Assuming the Company fulfills its obligations pursuant to these agreements in a timely manner, the contracts provide for full or partial closings during 2006, 2007 and 2008.

     In October 2006, a homebuilder who had previously agreed to purchase 106 single-family lots for cash proceeds of $43,400,000 elected not to close on the purchase transaction and forfeited its option payment of $4,300,000. The option payment will be recognized in income during the fourth quarter of 2006.

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

     The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. As a result of the adoption of SFAS 123R, compensation cost increased by $20,000 and $50,000, respectively, for the three and nine months period ended September 30, 2006; had the Company used the fair value based accounting method for the three and nine month periods ended September 30, 2005, compensation costs would have been higher by $10,000 and $40,000, respectively. As of September 30, 2006, total unrecognized compensation cost related to nonvested share-based compensation plans was $250,000; this cost is expected to be recognized over a weighted-average period of 1.7 years.

     As of September 30, 2006, the Company has a fixed stock option plan which provides for grants of options or rights to directors and certain employees up to a maximum grant of 30,000 shares to any individual in a given taxable year. The maximum number of common shares which may be acquired through the exercise of options or rights under this plan cannot exceed 500,000. The plan provides for the issuance of stock options and stock appreciation rights at not less than the fair market value of the underlying stock at the date of grant. Options granted to employees under this plan are intended to qualify as incentive stock options to the extent permitted under the Internal Revenue Code and become exercisable in five equal annual instalments starting one year from date of grant. Options granted to directors become exercisable in four equal annual instalments starting one year from date of grant. No stock appreciation rights have been granted. As of September 30, 2006, 481,900 shares were available for grant under the plan.

     The following summary presents the weighted-average assumptions used for grants made during the 2006 and 2005 periods:

                                                            2006        2005
                                                            ----        ----

     Risk free interest rate                                5.00%        3.91%
     Expected volatility                                   35.23%       33.26%
     Expected dividend yield                                0.00%        0.00%
     Expected life                                      4.3 years    4.3 years
     Weighted average fair value per grant                 $23.83       $21.66

     The expected life assumptions were based on historical behavior for the awards identified.

     The following table summarizes information about outstanding stock options at September 30, 2006 and changes during the nine months then ended:



                                                         Weighted-            Weighted-Average          Aggregate
                                                          Average               Remaining               Intrinsic
                                             Shares    Exercise Price        Contractual Term             Value
                                             ------    --------------        ----------------            --------


        Outstanding at January 1, 2006      22,575         $33.24
        Granted                              6,000         $65.50
        Exercised                           (9,500)        $ 7.59                                        $550,000
                                                                                                         ========
        Forfeited                              --          $ --
                                            ------
        Outstanding at
            September 30, 2006              19,075         $56.16               3.7 years                $200,000
                                            ======         ======               =========                ========
        Exercisable at
            September 30, 2006               5,425         $45.57               2.9 years                $100,000
                                            ======         ======               =========                ========

9. In 2005, the Company commenced a lawsuit to collect unpaid rent and terminate a lease for farming rights with respect to approximately 1,000 acres of the Rampage property that is leased by one of its former owners. During April 2006, a jury issued a verdict in favor of the former owner. The court then entered judgment declaring that the Company is not entitled to any additional rent payments during 2005 and the Company therefore may not use nonpayment of rent for 2005 as a ground to terminate the former owner's possession of the property under the terms of the lease. The Company has appealed this decision. In a separate matter, the former owner is also seeking to rescind the sale of the Rampage property, as well as recover monetary damages, alleging fraud, breach of contract and various other claims. The Company has denied all of the former owner's allegations and filed a cross-complaint against the former owner. The cross-complaint chiefly seeks indemnification against or compensation for damages claimed by a neighboring land owner that purchased a portion of the Rampage property from the Company under pre-existing option rights. The Company also has denied all of the neighboring land owner's allegations.

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

11. As previously disclosed, in 2003, Otay Land Company and its subsidiary, Flat Rock Land Company commenced a lawsuit in the United States District Court for the Southern District of California against certain parties to recover the cost of remediation of approximately 30 acres of undeveloped land at the Company's Otay Ranch project that had been used as a shooting range prior to the Company's acquisition of the property. On July 20, 2006, the District Court dismissed the federal environmental law claims and refused to retain jurisdiction on the related state law claims. The Company has appealed the District Court's decision and is pursuing litigation in state court. The Company has not reduced its estimated liability for environmental remediation for any potential recoveries from these parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the nine month periods ended September 30, 2006 and 2005, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project and general and administrative expenses, and for the nine month period ended September 30, 2006, net cash was also used for federal and state tax payments. The Company's principal sources of funds are proceeds from the sale of real estate, its unused $10,000,000 line of credit with a subsidiary of Leucadia, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of September 30, 2006, the Company had aggregate cash, cash equivalents and investments of $145,400,000 to meet its needs and for future investment opportunities.

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

During the nine months ended September 30, 2006, the Company closed on the sale of one neighborhood in the San Elijo Hills project consisting of 26 single family lots for aggregate sales proceeds of $15,600,000, net of closing costs. At the time of closing, the Company deferred recognition of $4,600,000 of revenue from this sale under the percentage of completion method of accounting. The Company expects to substantially complete the required improvements by 2007 and the deferred revenue, as well as the related cost of sales, will be recognized in the statement of operations as the improvements are completed.

As of September 30, 2006, the aggregate balance of deferred revenue for all real estate sales was $42,900,000, which the Company estimates will be substantially recognized as revenue during 2006 and 2007. The Company estimates that it will spend approximately $12,000,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of September 30, 2006, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

              Single family lots to be developed and sold                441
              Multi-family units                                          40
              Square footage of commercial space planned             115,000

Included in the table above, as of November 1, 2006, the Company has entered into agreements that have not closed with homebuilders to sell an additional 151 single family lots for aggregate cash proceeds of $73,200,000, pursuant to which it received non-refundable option payments of $8,300,000 prior to 2006. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and a purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. Assuming the Company fulfills its obligations pursuant to these agreements in a timely manner, the contracts provide for full or partial closings during 2006, 2007 and 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

The Company is currently developing all of its remaining lots at the San Elijo Hills project, but is not actively soliciting bids for its remaining inventory of single family lots, some of which the Company considers to be "premium" lots. The Company believes that demand for its remaining lots may improve upon completion of construction of the towncenter and of an off-site road that is expected to increase traffic flow through the project. The local residential real estate market has experienced and continues to experience a slow down in sales activity for both new homes and resales of existing homes, and the Company believes homebuilders are not willing to pay acceptable prices for new lot inventory in the current market. In addition, certain homebuilders that are under contract to purchase lots have requested concessions or modifications to their purchase agreements which the Company has rejected, and in October 2006 one homebuilder elected not to close on a purchase transaction and forfeited an option payment of $4,300,000. The Company's plan is to complete the development and sale of its remaining single family residential lots during 2006, 2007 and 2008, and to continue development of common areas into 2008; however, current market conditions could delay sales or result in sales for less than expected amounts.

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

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

There were no sales that closed during the three months ended September 30, 2006 and the three and nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Company closed on sales of real estate and recognized revenues as follows:

                                                       For the Nine Month
                                                 Period Ended September 30, 2006
                                                 -------------------------------

Single family units                                            26
Multi-family units                                             --
School sites                                                   --
Purchase price, net of closing costs                  $15,600,000
Revenues recognized on closing date                   $11,000,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $10,100,000 and $2,800,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $34,800,000 and $9,500,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Such amounts were recognized upon the completion of certain required improvements.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $1,900,000 and $4,900,000 for the three and nine month periods ended September 30, 2005, respectively. There was no income recognized pursuant to these agreements during 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

During the three month periods ended September 30, 2006 and 2005, cost of sales of real estate aggregated $2,600,000 and $500,000, respectively. During the nine month periods ended September 30, 2006 and 2005, cost of sales of real estate aggregated $11,500,000 and $1,700,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

         Otay Ranch Project:
         -------------------

During the nine month period ended September 30, 2006, the Company sold approximately 115 acres of non-developable land for $1,500,000 and recognized a gain of $1,400,000 on the sale. There was no real estate sales activity at the Otay Ranch project for the three month periods ended September 30, 2006 and 2005 and for the nine month period ended September 30, 2005.

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

         Rampage Property:
         -----------------

In July 2005, the Company sold approximately 600 acres of land at the Rampage vineyard property to a neighboring land owner for approximately $5,000,000 and recognized a pre-tax gain of $3,200,000.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $150,000 and $450,000 for the three month periods ended September 30, 2006 and 2005, respectively and $650,000 and $1,500,000 for the nine month periods ended September 30, 2006 and 2005, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations, continued.

Interest expense includes interest related to the Rampage note payable for the three and nine month periods ended September 30, 2005 of $10,000 and $150,000, respectively, which was fully repaid in July 2005.

Interest expense excludes capitalized interest of $100,000 and $200,000 for the three month periods ended September 30, 2006 and 2005, respectively, and $350,000 and $600,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

General and administrative expenses increased during the three month period ended September 30, 2006 as compared to the same period in 2005 primarily due to greater expenses related to marketing. Marketing expenses increased by $550,000 relating to increased efforts to promote the release of new neighborhoods by homebuilders for sale at the San Elijo Hills project. In addition, compensation expense decreased by $150,000 primarily due to a decrease in the general bonus expense accrual for the three month 2006 period compared to the same period in 2005.

General and administrative expenses increased during the nine month period ended September 30, 2006 as compared to the same period in 2005, primarily due to greater expenses related to legal, compensation and marketing. Legal fees increased by $2,800,000 in connection with the litigation relating to a portion of the Rampage vineyard property and due to the costs associated with pursuing the claims against the former owners of the approximately 30 acres of undeveloped land at the Otay Ranch project that, as previously disclosed, is undergoing remediation. Compensation expense increased by $450,000 in 2006 due to an increase in estimated general bonus expense and the hiring of real estate brokerage employees. Compensation expense in 2005 included a $200,000 bonus awarded to the President to pay taxes due on reimbursed expenses relating to his temporary residence in California and the reimbursement of certain costs incurred by a newly hired executive officer. Marketing expenses increased by $1,000,000 relating to increased efforts to promote the release of new neighborhoods by homebuilders for sale at the San Elijo Hills project.

The increase in other income, net for the three month period ended September 30, 2006 as compared to the same period in 2005 primarily relates to investment income. Investment income for the three month period ended September 30, 2006 increased by $900,000, primarily due to greater interest income resulting from higher interest rates and greater assets invested. Other income, net also reflects sales of grapes from the harvest at the Rampage property of $1,000,000 and farming expenses of $400,000 for the three month period ended September 30, 2006; for the comparable 2005 period the Company recognized $600,000 from the sales of grapes from the harvest and incurred farming expenses of $200,000. Other income, net for the three months ended September 30, 2005, also reflects $200,000 of pre-payment penalties incurred upon extinguishing the Rampage mortgage note.

The increase in other income, net for the nine month period ended September 30, 2006 as compared to the same period in 2005 primarily relates to investment income. Investment income for the nine month period ended September 30, 2006 increased by $3,300,000, primarily due to greater interest income resulting from higher interest rates and greater assets invested. Other income, net also reflects sales of grapes from the harvest at the Rampage property of $1,000,000 and farming expenses of $1,000,000 for the nine month period ended September 30, 2006; for the comparable 2005 period the Company recognized $600,000 from the sales of grapes from the harvest and incurred farming expenses of $1,000,000. In addition, real estate brokerage operations, which were established in July 2005, closed on sales transactions resulting in commission income of $200,000 and $50,000 for the nine months periods ended September 30, 2006 and 2005, respectively. Other income, net for the nine months ended September 30, 2005, also reflects $200,000 of pre-payment penalties incurred upon extinguishing the Rampage mortgage note.

The Company's effective income tax rate is higher than the federal statutory rate due to California state income taxes.

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

Item  4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders.

           The following matters were submitted to a vote of shareholders at the Company's 2005 Annual Meeting of Shareholders held on July 18, 2006.

           a) Election of directors.

                                                                                  Number of Shares
                                                                                  ----------------
                                                                            For                   Withheld
                                                                            ---                   --------

                Patrick D. Bienvenue                                     7,876,635                 75,900
                Paul J. Borden                                           7,871,553                 80,982
                Timothy M. Considine                                     7,950,027                  2,508
                Ian M. Cumming                                           7,876,059                 76,476
                Michael A. Lobatz                                        7,950,508                  2,027
                Joseph S. Steinberg                                      7,875,996                 76,539


          b)   Ratification  of   PricewaterhouseCoopers   LLP,  as  independent
               auditors for the year ended December 31, 2006.

                For                                                      7,561,108
                Against                                                      1,172
                Abstentions                                                    913
                Broker non-votes                                           389,342



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




Date: November 2, 2006

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