Form 10-K
period 2006-12-31
HOMEFED CORP
filed 2007-02-23
CIK 833795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2006
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

                         Commission file number: 1-10153

                               HOMEFED CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                               33-0304982
 (State or Other Jurisdiction of Incorporation       (I.R.S. Employer
               or Organization)                      Identification No.)

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

    Large Accelerated Filer [ ] Accelerated Filer [x] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes [ ] No[x]

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of June 30, 2006, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $285,968,000 on that date.

As of February 16, 2007, there were 8,273,834 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2007 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I


Item 1.  Business.
------   --------

                                   THE COMPANY

Introduction

                  HomeFed Corporation ("HomeFed") was incorporated in Delaware in 1988. As used herein, the term "Company" refers to HomeFed and its subsidiaries, except as the context may otherwise require. The Company is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in the State of California. The Company also investigates the acquisition of new real estate projects, both residential and commercial, within and outside the State of California. However, no assurance can be given that the Company will find new investments providing a satisfactory return or, if found, that the Company will have access to the capital necessary to make new real estate investments. The executive office of the Company is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.

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

                  For any master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities, as well as open space. Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as "entitlements," must be obtained before development and construction may commence. These often involve a number of different governmental jurisdictions and agencies, challenges through litigation, considerable risk and expense, and substantial delays. Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have full "vested rights" to develop a project, and as a result, allocation of acreage between developable and non-developable land may change. In addition, as a precondition to receipt of building-related permits, master-planned communities in California are typically required to pay impact and capacity fees, or to otherwise satisfy mitigation requirements.

Current Development Projects

San Elijo Hills

                  In 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS Holding Corporation ("CDS"), which through its majority-owned subsidiaries is the owner of the San Elijo Hills project. The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, will be a community of approximately 3,500 homes and apartments, as well as a commercial and residential towncenter. Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provides that the Company receive fees for the field overhead, management and marketing services it provides ("development management fees"), based on the revenues of the project. Through its ownership interest in CDS, the Company has an effective 68% indirect equity interest in the San Elijo Hills project, after considering minority interests held by former owners of the project before CDS acquired its interest. Before any amounts are distributed to the minority shareholders, the Company has the right to the return of funds advanced to the project and to receive a preferred return on any advances. In 2004, all amounts advanced to the project were repaid and, except for amounts related to infrastructure improvement bond guarantees, the preferred returns were fully satisfied. For more information on the minority interests, see Note 6 of Notes to Consolidated Financial Statements.

                  Current Market Developments: Throughout most of the period that the Company has been developing the San Elijo Hills project, the Company's sales efforts have greatly benefited from a strong regional and national residential housing market. As of December 31, 2006, the San Elijo Hills project sold 1,923 of its 2,364 single family lots and 1,059 of its 1,099 multi family units (including the very low income apartment units), at satisfactory prices and generally in accordance with its development schedule. However, there has been a slowdown in sales of residential properties in many U. S. markets, including California and the greater San Diego region, which negatively affected sales and profits during 2006. Sales of new homes and re-sales of existing homes have not kept pace with the early years of the project's development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 300 in 2006 as compared to 470 in 2005 and 860 in 2004. Residential home prices and building starts have declined. The project's builders have asked for concessions or modifications to their purchase agreements, which the Company has generally rejected. During 2006, four homebuilders that were under contract to purchase single family lots at the San Elijo Hills project elected not to close on their purchase transactions, thereby forfeiting option payments aggregating $12,600,000. In the aggregate, these four homebuilders elected not to close on lot purchase transactions covering 257 single family lots with a total contract purchase price of $116,500,000.

                  Although it is not actively soliciting bids for its remaining inventory of single family lots, the Company is currently completing development of all of its remaining lots at the San Elijo Hills project, many of which are "premium" lots which will command premium prices if, and when, the market recovers. The Company is unable to predict when local residential real estate market conditions might improve; however, the Company intends to wait for market conditions to improve before marketing its remaining inventory for sale. The Company believes that by exercising patience with the current market conditions it can best maximize shareholder value with its remaining residential lot inventory. The estimate of future taxable income discussed elsewhere in this Report (see "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates") assumes that the Company will sell all of the remaining land at the San Elijo Hills project for aggregate sales proceeds of approximately $235,000,000; after adding previously deferred revenue to and subtracting actual and projected development costs from this amount, projected gross profit is estimated to be $130,000,000.

                  Estimates of future property available for sale, the timing of the sales and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

                  Sales Activity: The table below summarizes sales activity at the San Elijo Hills project during the last three years. At closing, a portion of the sales proceeds is deferred and not immediately recognized as revenue in the Company's consolidated statements of operations. The Company recognizes deferred revenue upon completion of required improvements to the property sold, including costs related to common areas, under the percentage of completion method of accounting. As of December 31, 2006, the Company estimates that it will spend approximately $9,600,000 to complete the required improvements to sold properties; as these improvements are completed the Company will recognize in income $34,400,000 of revenue from closed sales which is reflected on the December 31, 2006 balance sheet as deferred revenue.


                                                                      For the Year Ended December 31,
                                                           --------------------------------------------
                                                             2006             2005              2004
                                                             ----             ----              ----
                                                                      (Dollars in thousands)

Number of residential units sold (1)                              26             406             139
Aggregate sales proceeds from sales of residential
    units, net of closing costs (2)                          $ 15,600       $127,100        $ 33,000
Aggregate proceeds from the sales of school and
    retail sites, net of closing costs (3)                   $  --          $    700        $ 20,200
Development management fees earned (4)                       $    900       $  7,700        $  3,300


(1) Units are comprised of single family lots, multi-family units and very low income apartment units.
(2) Excludes profit participation and consent fees described elsewhere in this Report which are received subsequent to the closing of the land sales.
(3)  Reflects the sale of one retail site in 2005 and one school site in 2004.
(4) Development management fees are intercompany payments, which are eliminated in consolidation and therefore not reflected in the Company's consolidated statements of operations, but which are a source of liquidity for the parent company.

                  The remaining land at the San Elijo Hills project to be developed and sold or leased consists of the following:

              Single family lots to be developed and sold               441
              Multi-family units                                         40
              Square footage of commercial space                    115,000

                  The Company intends to construct and sell or lease the remaining multi-family units in the towncenter rather than sell the property to another developer. With respect to the towncenter commercial space, the Company intends to construct and lease approximately 57,000 square feet of the commercial space and sell the remainder of the commercial space to third party builders or owners, including the supermarket site and daycare center site. Until the design plans are completed, regulatory approvals are received and building permits are issued, it is uncertain as to when construction will begin on the towncenter project or when it will be completed.

                   In order for the City of San Marcos to issue building permits to the Company's prospective lot purchasers for lot sales above certain thresholds, the Company was required to make improvements to two off-site roads. Pursuant to the project development agreement with the City of San Marcos/Redevelopment Agency of San Marcos (the "City"), the Company was required to contribute $11,000,000 to fund a portion of the cost of building these roads; the City is required to fund any costs in excess of this amount. The commencement of construction of these roads during 2005 removed the last significant limitation to the issuance of building permits at the San Elijo Hills project. During 2006, the Company fully funded its construction obligation and continues to manage the remaining construction work on behalf of the City, which is expected to be completed in mid-2007.

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

                   Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not in receivership proceedings, it is operating under restrictive orders entered by insurance regulators. It is uncertain whether Kemper will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay any claim (the Company has not made any claims to date). In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through May 31, 2004. This excess policy has been subsequently extended to cover homes sold through August 1, 2007. The Company continues to investigate whether insurance coverage for future home sales at the San Elijo Hills project is available at acceptable prices.

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

                  In 1993, the City of Chula Vista and the County of San Diego approved a General Development Plan ("GDP") for the larger planning area. Although there is no specified time within which implementation of the GDP must be completed, it is expected that full development of the larger planning area will take many years. The GDP establishes land use goals, objectives and policies within the larger planning area. The GDP for the larger planning area contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a proposed university site and a network of infrastructure, including roads and highways, a public transportation system, park systems and schools. Any development within the larger Otay Ranch master-planned community must be consistent with the GDP. While the GDP can be amended, subject to approval by either or both of the City of Chula Vista and the County of San Diego, Otay Land Company has certain vested and contractual rights, pursuant to a development agreement, that protect its development interests in Chula Vista, covering substantially all of its developable land. However, actual land development will require that further entitlements and approvals be obtained.

                  In 2002, Otay Land Company reached an agreement with the City of Chula Vista and another party whereby the City agreed to acquire 439 acres of mitigation land from Otay Land Company by eminent domain proceedings. In January 2004, these proceedings were concluded and the mitigation land was sold to the City for aggregate proceeds of approximately $5,800,000; a pre-tax gain of approximately $4,800,000 was recognized in 2004. During the first quarter of 2006, the Company sold approximately 115 acres of non-developable land for $1,500,000 and recognized a gain of $1,400,000 on the sale.

                  After considering the above transactions, Otay Land Company owns approximately 2,800 acres, of which the total developable area is approximately 700 acres, including approximately 170 acres of land designated as "Limited Development Area and Common Use Area." The remaining approximately 2,100 acres are designated as various qualities of non-developable open space mitigation land. Under the GDP, 1.188 acres of open space mitigation land from within the Otay Ranch project must be dedicated to the government for each 1.0 acre of land that is developed, excluding land designated Limited Development Area and Common Use Area.

                  Some owners of development land have adequate or excess mitigation land, while other owners lack sufficient acreage of mitigation land to cover their inventory of development land. Otay Land Company currently has substantially more mitigation land than it would need to develop its property at this project. Based upon the GDP conditions, this land could have value to other developers within the larger Otay Ranch development area as their development progresses; however, this is partially dependent upon other parties with developable land fully developing their land. Should other owners choose not to develop their developable land, there will be an excess of mitigation land in Otay Ranch. In that event, Otay Land Company will have to find buyers for its mitigation land outside the Otay Ranch General Plan Area, which the Company believes it can do.

                  The Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Company has been working with the City of Chula Vista and other developers on a GDP amendment for the overall Otay Ranch area. In 2005, the Chula Vista City Council adopted an amendment to the GDP, which modified land use designations in the Otay Ranch area, but deferred action with regard to land owned by Otay Land Company. The City Council deferred action that would have increased from 2,880 to 6,000 the number of residential dwelling units that Otay Land Company's developable land is approved for, and would have increased commercial development space that Otay Land Company's developable land is approved for from approximately 1.5 million square feet to approximately 1.8 million square feet. This GDP amendment deferral period is intended, among other things, to give the City of Chula Vista staff, Otay Land Company and another land owner time to reach agreement concerning land use surrounding a planned university, regional technology park and adjacent parts of Otay Ranch. The City Council has delayed consideration of any additional amendments to the GDP on several occasions. The Company is unable to predict the impact that the ultimate resolution of these matters will have, nor can any assurance be given that the City Council will approve the currently pending amendment to the GDP.

                  San Diego Expressway Limited Partnership ("SDELP") is in the process of constructing a toll road designated as SR 125 through south San Diego County; the SDELP intends to open most of the toll road during the third quarter of 2007. This toll road runs along the western border of one of Otay Land Company's land parcels and is a quarter mile east of another. The toll road is being designed with one or more interchanges on or adjacent to land parcels owned by the Company; when complete, it will significantly improve access to the southern portion of Otay Ranch which could increase the value of the Company's land. Otay Land Company and other adjacent property owners will need to negotiate with the City of Chula Vista and SDELP regarding the construction timing and financing of interchanges that will provide access to SR 125.

                  The San Diego Chargers NFL football team is considering relocating their stadium facility, which is currently located in the City of San Diego. The Company has been advised that members of the Chula Vista City Council have met with the San Diego Chargers and have discussed several possible sites for a new stadium facility in the City of Chula Vista, including land owned by the Company. Although the Company has provided information to the San Diego Chargers regarding sites it owns in Chula Vista, the San Diego Chargers have many possible locations to consider. If the San Diego Chargers relocate their stadium facility, it is unlikely that they will choose land owned by the Company.

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

Other Projects

Rampage Property

                  In 2003, the Company purchased a 2,159 acre grape vineyard located in southern Madera County, California. The purchase price for the property was $5,700,000, excluding expenses, of which $1,700,000 was paid in cash and the balance was financed.

                  In July 2005, the Company sold approximately 600 acres of the property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000. The buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices since 2001. The sale resolved any remaining dispute with respect to the purchase options but the farming practices complaint remains outstanding.

                  The Company had leased the farming rights to approximately one-half of the property to one of the former owners for a fifteen-year period; however, the Company terminated the lease in 2005 due to non-performance by the tenant and the Company commenced eviction proceedings. In April 2006 a jury issued a verdict in favor of the tenant, deciding that under the terms of the lease no unpaid rent was due and that the lease was not terminated. The Company is appealing the decision, including an award of court costs and attorneys fees; in the interim the former owner continues to lease and farm the property. In a separate matter, the same former owner is seeking to rescind the Company's purchase of the Rampage property, as well as recover monetary damages based on allegations of fraud, breach of contract, and various other claims. The Company has denied all of the former owner's allegations and filed a cross-complaint against him, which chiefly seeks indemnification against or compensation for the damages claimed by the neighboring land owner discussed above. The Company does not expect that the ultimate resolution of these matters will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations and cash flows during the period recorded.

                  Although this property is not currently entitled for residential development, it is located in a growing residential area northeast of Fresno, California. The Company purchased this land with the intention of obtaining the necessary entitlements to develop the property as a master-planned community; however, approvals from various government agencies will be required, including the acquisition of a water supply that meets regulatory requirements. In California, laws require that any large size residential community have sufficient water supplies to meet the water demands of the project for a period of 20 years. A preliminary site plan for development of the Rampage property showed that the land would support a master planned community, but if entitled, the build out and sale of homes will take many years.

                  The Company expects the entitlement process will take several years and no assurance can be given that such entitlements will be obtained. In the interim, the Company is engaged in farming activities necessary to maintain the vineyard, which has resulted in a small loss.

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

Environmental Compliance

                  Environmental laws may cause the Company to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of the Company's development projects. Delays arising from compliance with environmental laws and regulations could adversely affect the Company's ability to complete its projects and significantly increase development costs.

                  Under various federal, state and local environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. In addition to remediation actions brought by federal, state and local agencies, the presence of hazardous substances on a property could result in personal injury, contribution or other claims by private parties. We have not received any claim or notification from any private party or governmental authority concerning environmental conditions at any of our properties other than as disclosed below.

                  The Company obtained a preliminary remediation study concerning approximately 30 acres of undeveloped land in the Otay Ranch master-planned community that is owned by a subsidiary of Otay Land Company, Flat Rock Land Company, LLC ("Flat Rock"). Flat Rock owns approximately 265 acres of the Company's total holdings in the Otay Ranch area, including 100 developable acres. The need for remediation results from activities conducted on the land prior to Otay Land Company's ownership. Based upon the preliminary findings of this study, in 2002 the Company estimated that the cost to implement the most likely remediation alternative would be approximately $11,200,000, and accrued that amount as an operating expense. The estimated liability is neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. The Company periodically examines, and when appropriate, adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs.

                  During 2003, Otay Land Company developed an investigation plan, which the San Diego Department of Environmental Health ("DEH") approved, to further determine the nature and extent of contamination on the property. In January 2004, the State Department of Toxic Substance Control ("DTSC") approved DEH as the overseeing agency for the site investigation and the remediation. Flat Rock selected an environmental consultant to implement the investigation plan, which has been conducted under the San Diego County Voluntary Cleanup Program and under the oversight of the DEH. In 2005, Flat Rock completed the site investigation, which was subsequently approved by the DEH. Flat Rock has submitted a Remedial Investigation and Feasibility Study ("RIFS") to the DEH for review and approval; DEH has requested DTSC assistance in its review of the RIFS. Once the RIFS is approved, a remedial action plan will be prepared and submitted to DEH for approval and subject to public comment prior to the commencement of the remediation. The Company is unable to predict with certainty when the remediation will commence and there is no regulatory requirement to commence remediation at all.

                  Otay Land Company and Flat Rock commenced a lawsuit in the United States District Court for the Southern District of California seeking compensation from the parties who it believes are responsible for the contamination. On July 20, 2006, the District Court dismissed the federal environmental law claims and refused to retain jurisdiction on the related state law claims. The Company has appealed the District Court's decision with respect to the federal environmental law claims and is pursuing litigation in state court. The Company has not reduced its estimated liability for environmental remediation for any potential recoveries from these parties. The Company can give no assurances that this lawsuit will be successful or that it will be able to recover any of the costs incurred in investigating and/or remediating the contamination.

Employees

                  At December 31, 2006 the Company and its consolidated subsidiaries had 23 full-time employees.

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

                  Changes in mortgage interest rate levels or changes in consumer lending practices could reduce demand for housing. Our business is dependent upon the availability and cost of mortgage financing for potential homebuyers. Any significant increase in the prevailing low mortgage interest rate environment or decrease in available credit could reduce consumer demand for housing, which in turn could lead to fewer home sales or lower sale prices.

                  Our business is currently concentrated in Southern California. As a result, our financial results are dependent on the economic strength of that region. Our current operations are concentrated in Southern California, specifically in the San Diego area. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to adverse changes in the San Diego economy than those of larger, more diversified companies. Any significant increase in the local cost of living, including increases in residential property tax charges, may adversely affect consumer demand for housing projects like ours. Should we not be able to overcome the negative market influences on price and volume resulting from the softening of the real estate market, our financial results could be negatively impacted.

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

                  Opposition from local community or political groups with respect to construction or development at a particular site could increase development costs. Before the Company can commence development on any of its projects, numerous approvals from regulatory authorities are required. Before these approvals are granted, other parties may oppose the Company's development plans or require modifications to its plans, either of which can cause delays and increase the development cost of a project.

                  We may not be able to generate sufficient taxable income to fully realize our deferred tax asset. We and certain of our subsidiaries have net operating tax loss carryforwards ("NOLs") and other tax attributes. If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the deferred tax asset.

                  Significant influence over our affairs may be exercised by our principal stockholders. As of February 16, 2007, the significant stockholders of our Company are Leucadia National Corporation (approximately 29.9% beneficial ownership), our Chairman, Joseph S. Steinberg (approximately 8.2% beneficial ownership, including ownership by certain family members, but excluding Mr. Steinberg's private charitable foundation) and one of our directors, Ian M. Cumming (approximately 7.3% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming's private charitable foundation). Mr. Steinberg is also President, a director and a significant stockholder of Leucadia. Mr. Cumming is also Chairman of the Board, a director and a significant stockholder of Leucadia. Accordingly, Leucadia and Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

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

                  Our common stock is not traded on NASDAQ or listed on any securities exchange. Our common stock is not quoted on any market or listed on any securities exchange. Prices for our common stock are quoted on the Over-the-Counter (OTC) Bulletin Board. Securities whose prices are quoted on the OTC Bulletin Board do not enjoy the same liquidity as securities that trade on a recognized market or securities exchange. As a result, stockholders may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities.
                                       11

Item 1B. Unresolved Staff Comments.
-------  -------------------------

                  Not applicable.

Item 2.  Properties.
------   ----------

                  The Company currently develops two real estate properties, the San Elijo Hills project and the Otay Land Company project, and owns the Rampage property, all of which are described under Item 1, Business. Real estate had an aggregate book value of approximately $79,300,000 at December 31, 2006.

                  The Company leases 8,944 square feet for its corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008. The Company rents office space at its corporate headquarters to Leucadia for an annual rent of $12,000, payable monthly.

Item 3.  Legal Proceedings.
------   -----------------

                  The Company is not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to the Company's consolidated financial position or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

                  Not applicable.

Item 10. Executive Officers of the Registrant.
-------  ------------------------------------

                  All executive officers serve at the pleasure of the Board of Directors of the Company. As of February 16, 2007, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:



Name                                   Age       Position with the Company       Office Held Since
----                                   ---       -------------------------       -----------------

Paul J. Borden                         58        Director and President          May 1998
Curt R. Noland                         50        Vice President                  October 1998
Erin N. Ruhe                           41        Vice President, Treasurer and   Vice President since April
                                                 Controller                      2000; Treasurer since March
                                                                                 2004; Controller since January
                                                                                 1999


                   Paul J. Borden. Mr. Borden has served as a director and President of the Company since May 1998. Mr. Borden had been a Vice President of Leucadia National Corporation from August 1988 through October 2000, responsible for overseeing many of Leucadia's real estate investments.

                  Curt R. Noland. Mr. Noland has served as Vice President of the Company since October 1998. He has worked in the land development industry in San Diego County as a design consultant, merchant builder and a master developer since the 1980s. From November 1997 until joining the Company, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills. Prior to November 1997, Mr. Noland was employed for eight years by Aviara Land Associates, LP, a 1,000 acre master-planned resort community in Carlsbad, California. He is also a licensed civil engineer and real estate broker.

                  Erin N. Ruhe. Ms. Ruhe has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by the Company as Controller since January 1999. Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------   ------------------------------------------

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


                                                                           High              Low
                                                                         ---------       ---------
               2005
                       First Quarter                                     $  58.00        $  49.75
                       Second Quarter                                       65.00           52.80
                       Third Quarter                                        70.50           56.00
                       Fourth Quarter                                       69.00           54.00

               2006
                       First Quarter                                     $  66.00        $  60.50
                       Second Quarter                                       70.75           63.00
                       Third Quarter                                        68.50           59.00
                       Fourth Quarter                                       67.00           61.25

               2007
                       First quarter (through February 16, 2007)         $  66.00        $  60.00

                  The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions. On February 16, 2007, the closing bid price for the Company's common stock was $62.15 per share. As of that date, there were 888 stockholders of record. On March 14, 2006, the Company's Board of Directors declared a cash dividend equal to $0.50 per share of the Company's common stock, which was paid on April 10, 2006 to stockholders of record on March 27, 2006. On April 19, 2005, the Company's Board of Directors declared a cash dividend equal to $0.50 per share of the Company's common stock, which was paid on May 9, 2005 to stockholders of record on April 29, 2005.

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

                  The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

Equity Compensation Table

                  The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2006. All outstanding awards relate to the Company's Common Stock.


                                                                                         Number of securities
                                                                                         remaining available
                                                                                          for future issuance
                                   Number of Securities           Weighted-average           under equity
                                    to be issued upon             exercise price of       compensation plans
                             exercise of outstanding options,   outstanding options,     (excluding securities
                                   warrants and rights           warrants and rights   reflected in column (a))
  Plan Category                             (a)                        (b)                        (c)
  -------------               ------------------------------    --------------------   -------------------------

Equity compensation
  plans approved by
  security holders                           19,075                    $56.16                    481,900

Equity compensation
  plans not approved
  by security holders                          --                        --                         --
                                             ------                    ------                    -------

Total                                        19,075                    $56.16                    481,900
                                             ======                    ======                    =======

Stockholder Return Performance Chart

                  Set forth below is a chart comparing the cumulative total stockholder return on common stock against cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's Homebuilding-500 Index for the period commencing December 31, 2001 to December 31, 2006. Index data was furnished by Standard & Poor's Compustat Services, Inc. The chart assumes that $100 was invested on December 31, 2001 in each of our common stock, the S&P 500 Index and the S&P Homebuilding Index and that all dividends were reinvested.



                                                             INDEXED RETURNS
                                                              Years Ending
                                      Base
                                      Period
Company / Index                       2001             2002        2003        2004         2005        2006
----------------------                --------       -------     ------      -------      ------     ---------

HOMEFED CORP                           100           152.63      305.26      526.42       711.12      705.97
S&P 500                                100            77.90      100.25      111.15       116.61      135.03
S&P 500 HOMEBUILDING                   100            99.43      196.69      262.86       332.74      266.19

Item 6.  Selected Financial Data.
------   -----------------------

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



                                                                                 Year Ended December 31,
                                                    --------------------------------------------------------------------------
                                                       2006             2005            2004           2003            2002
                                                    ----------       ----------      ----------      --------        --------
                                                                     (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
  Revenues (1)                                       $  69,442      $ 107,932        $  81,671       $ 148,285      $  13,111
  Expenses (2)                                          29,246         39,957           25,620          50,575         22,418
  Income (loss) before minority interest                28,133         41,475           47,633          85,237         (9,375)
  Net income (loss)                                     17,176         31,792           36,792          74,076        (11,086)
  Basic income (loss) per share                         $ 2.08         $ 3.85           $ 4.46          $ 9.08         $(1.80)
  Diluted income (loss) per share                       $ 2.08         $ 3.84           $ 4.45          $ 8.99         $(1.80)

                                                                                 At December 31,
                                                    --------------------------------------------------------------------------
                                                       2006             2005            2004             2003           2002
                                                    ---------         ---------      ---------        ---------      ---------

SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents                          $  47,177      $ 131,688       $  34,634       $  43,503       $  33,601
  Investments                                           83,829         65,190          82,249          88,519            --
  Real estate                                           79,341         62,319          47,126          37,612          31,108
  Total assets                                         237,299        294,261         211,487         217,010         117,043
  Notes payable (3)                                      9,898         10,403          16,620          38,296          40,332
  Stockholders' equity                                 154,780        141,465         113,751          76,330           1,650
  Shares outstanding                                     8,274          8,264           8,260           8,155           8,155
  Book value per share                                  $18.71         $17.12          $13.77           $9.36           $ .20
  Cash dividend per share                               $  .50         $  .50          $  --            $ --              --


(1) Prior to the acquisition of CDS, includes development management fee income from San Elijo Hills of $1,600,000 for the period from January 1, 2002 to October 21, 2002. After the acquisition, these payments are no longer reflected as revenues since they are eliminated in consolidation.
(2) Includes provisions for environmental remediation of $1,300,000, $300,000 and $11,200,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is more fully discussed in Results of Operations below.
(3) At December 31, 2003 and 2002, includes a note payable to a subsidiary of Leucadia for $24,716,000 and $23,628,000, respectively. In March 2004, the Company prepaid this borrowing in full.

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

Liquidity and Capital Resources

                  For the year ended December 31, 2006, net cash used for operating activities was $50,000,000, principally for real estate improvement expenditures at the San Elijo Hills project and for the payment of general and administrative expenses and federal and state income tax payments. Net cash provided by operating activities, principally from the proceeds from the sale of real estate, was $88,200,000 and $22,500,000 for the years ended December 31, 2005 and 2004, respectively. The large fluctuations in operating cash flows from year to year result from the timing of real estate sales, principally at the San Elijo Hills project. Sales at the San Elijo Hills project declined significantly during 2006, principally due to the weak residential housing market. During 2005, the Company closed on the sales of substantially more lot inventory than in 2004, the timing of which reflects both the planned phasing of the project and the strong residential real estate market at San Elijo Hills. The San Elijo Hills project is being sold in phases, and the quantity of lot inventory available for sale can vary greatly from period to period. Information about the remaining real estate to be sold at the San Elijo Hills project is provided below. Because of the nature of its real estate projects, the Company does not expect operating cash flows will be consistent from year to year.

                  Throughout most of the period that the Company has been developing the San Elijo Hills project, the Company's sales efforts have greatly benefited from a strong regional and national residential housing market. However, there has been a slowdown in sales of residential properties in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits during 2006. Sales of new homes and re-sales of existing homes have not kept pace with the early years of the project's development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 300 in 2006 as compared to 470 in 2005 and 860 in 2004. Residential home prices and building starts have declined. The project's builders have asked for concessions or modifications to their purchase agreements, which the Company has generally rejected. During 2006, four homebuilders that were under contract to purchase single family lots at the San Elijo Hills project elected not to close on their purchase transactions, thereby forfeiting option payments aggregating $12,600,000. In total, these four homebuilders elected not to close on lot purchase transactions covering 257 single family lots for a total contract purchase price of $116,500,000.

                  Although it is not actively soliciting bids for its remaining inventory of single family lots, the Company is currently completing development of all of its remaining lots at the San Elijo Hills project, many of which are "premium" lots which will command premium prices if, and when, the market recovers. The Company is unable to predict when local residential real estate market conditions might improve; however, the Company intends to wait for market conditions to improve before marketing its remaining inventory for sale. The Company believes that by exercising patience with the current market conditions it can best maximize shareholder value with its remaining residential lot inventory.

                  The parent company's principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of December 31, 2006, the Company had consolidated cash and cash equivalents and marketable securities aggregating $131,000,000. Certain of these amounts are held by subsidiaries that own the San Elijo Hills project, and as such are fully available to satisfy the development needs of that project, but are also subject to the interests of minority shareholders. Excluding those amounts, at December 31, 2006, the parent company and its wholly owned subsidiaries had approximately $93,400,000 of liquid assets to satisfy its needs, the needs of its subsidiaries and for future investment opportunities.

                  The Company expects that its cash on hand and marketable securities classified as available for sale, together with the other sources described above, will be sufficient for both its short and long term liquidity needs. Residential sales at the San Elijo Hills project are expected to be a continuing source of funds to the Company in the future; however, the amount and timing is uncertain due to current market conditions. The Company is not relying on receipt of funds from Otay Land Company for the foreseeable future, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty. However, with the possible exception for the environmental remediation matter discussed below, Otay Land Company is not expected to require material funds in the short term, and long term needs will not be determined until a development plan is established. The Company does not anticipate that the Rampage property will require any significant funding or be the source of significant funds for the next few years. The Company is not currently committed to acquire any new real estate projects, but it believes it has sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

                  The Company currently has an unsecured $10,000,000 line of credit agreement with Leucadia that matures on February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per year. As of February 16, 2007, no amounts were outstanding under this facility, and the Company will not pursue an extension of the facility.

                  During 2006, the Company closed on the sale of one neighborhood in the San Elijo Hills project consisting of 26 single family lots for aggregate sales proceeds of $15,600,000, net of closing costs. At the time of closing, the Company deferred recognition of $4,600,000 of revenue from this sale under the percentage of completion method of accounting.

                  As of December 31, 2006, the aggregate balance of deferred revenue for all real estate sales was $34,400,000, which the Company estimates will be substantially recognized as revenue during 2007. The Company estimates that it will spend approximately $9,600,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

                  As of December 31, 2006, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

              Single family lots to be developed and sold              441
              Multi-family units                                        40
              Square footage of commercial space                   115,000

                  The Company intends to construct and sell or lease the remaining multi-family units in the towncenter rather than sell the property to another developer. With respect to the towncenter commercial space, the Company intends to construct and lease approximately 57,000 square feet of the commercial space and sell the remainder of the commercial space to third party builders or owners, including the supermarket site and daycare center site. Until the design plans are completed, regulatory approvals are received and building permits are issued, it is uncertain as to when construction will begin on the towncenter project or when it will be completed.

                  Estimates of future property available for sale, the timing of the sales and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

                  Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by Kemper. The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies. To date, the Company has not made any claims under the policy.

                  Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not in receivership proceedings, it is operating under orders entered by insurance regulators. It is uncertain whether Kemper will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay any claim (the Company has not made any claims to date). In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through May 31, 2004. This excess policy has been subsequently extended to cover homes sold through August 1, 2007. The Company continues to investigate whether insurance coverage for future home sales at the San Elijo Hills project is available at acceptable prices.

                  On March 14, 2006, the Company's Board of Directors declared a cash dividend equal to $0.50 per share of the Company's common stock, which was paid on April 10, 2006 to stockholders of record on March 27, 2006 (approximately $4,100,000 in the aggregate). In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock, representing approximately 6% of the Company's outstanding stock. Repurchased shares would be available, among other things, for use in connection with the Company's stock option plans. The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise. Any such purchases may be commenced or suspended at any time without prior notice. No shares have been purchased to date.

                  During 2006, dividends of $50,000,000 were paid by the Company's subsidiary that owns the San Elijo Hills project, of which $15,300,000 was paid to the minority interests in the San Elijo Hills project, and the balance was transferred to the parent company. The dividends retained by the Company did not increase the amount of consolidated liquidity reflected on the Company's consolidated balance sheet; however, they did increase the liquidity of the parent company.

                  As indicated in the table below, at December 31, 2006, the Company's contractual cash obligations totaled $10,838,000. The notes payable to trust deed holders are collateralized by the San Elijo Hills project. For additional information, see Note 5 of Notes to Consolidated Financial Statements.


                                                                Payments Due by Period (in thousands)
                                                 ---------------------------------------------------------------------
                                                  Total
                                                  Amounts      Less Than 1                                    After 5
Contractual Obligations                          Committed         Year         1-3 Years      4-5 Years        Years
-----------------------                          ---------         ----         ---------      ---------        -----

Notes payable to trust deed holders              $ 10,068          $  --           $  --        $10,068        $  --
Operating lease, net of sublease income               770             234            494             42           --
                                                 --------          ------          -----        -------        ------
Total Contractual Cash Obligations               $ 10,838          $  234          $ 494        $10,110        $  --
                                                 ========          ======          =====        =======        ======

                  As of December 31, 2006, the Company had NOLs of $43,600,000 available to reduce its future federal income tax liabilities and $27,200,000 of alternative minimum tax credit carryovers. The federal NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, the Company expects to pay federal income tax at a rate of 20% during future periods. For more information, see Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, certain of the Company's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2006, the amount of outstanding bonds was approximately $18,300,000, none of which has been drawn upon.

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

                  Profit Recognition on Sales of Real Estate - When the Company has an obligation to complete improvements on property subsequent to the date of sale, it utilizes the percentage of completion method of accounting to record revenues and cost of sales. Under percentage of completion accounting, the Company recognizes revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas. Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets. As of December 31, 2006, the Company's deferred revenue balance aggregated $34,400,000.

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

                  Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period. The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on the Company's projection of taxable income in the future. The Company calculated the allowance based on the assumption that it would be able to generate future taxable income of approximately $126,000,000, which would be sufficient to fully utilize the Company's NOLs, but not all of its alternative minimum tax credit carryovers. The Company's estimate does not include any real estate development profit at the Otay Ranch and Rampage properties, for the reasons discussed below.

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

                  During 2004, the Company reduced its valuation allowance and federal income tax expense as a result of increases in its projected taxable income. During that period, the Company had entered into lot sale agreements at the San Elijo Hills project for prices that continued to increase, at a rate greater than had been expected. The increase in projected income resulted from the continued strong residential housing market in the San Elijo Hills area. Since the Company's plans for development at the Otay Ranch and Rampage properties are uncertain, the Company has not included estimates of future development profit at these projects in its taxable income projections. The Company believes that real estate markets and demand can change quickly, and that projecting profits for these projects at this time is not appropriate. Adjustments to the valuation allowance in the future should be expected.

                  Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, the Company recorded a charge of $11,200,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by the Company's subsidiary, Flat Rock Land Company. The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs. The Company is unable to predict with certainty when the remediation will commence and there is no regulatory requirement to commence remediation at all.

                  In 2005, Flat Rock completed the site investigation and expects to submit a remedial action plan for approval from the appropriate regulatory authority in 2007. At any time prior to the completion of the remediation, the Company may conclude that the current estimate of its liability needs to be adjusted. A change to the current estimate could result from, among other things, a conclusion that a different remediation alternative is more appropriate (which could increase or decrease the estimate), that the cost to implement any remediation alternative is different than the Company's current estimate and/or requirements imposed by regulatory authorities that the Company did not anticipate but is nevertheless required to implement. The Company periodically examines, and when appropriate, adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                   Provision for Losses on Real Estate - The Company's real estate is carried at cost. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different. The Company has not recorded any such provisions during the three year period ended December 31, 2006.

Statement of Operations

                  The Company currently has two significant real estate development projects, the San Elijo Hills project and the Otay Ranch project. The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,364 single family lots, 823 multi-family units, 276 very low income apartment units, two school sites and commercial space which will be sold or leased. As of February 16, 2007, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of 441 single family lots, 40 multi-family units and 115,000 square feet of commercial space. The Company's plan is to complete the development of its remaining single family residential lots during 2007 and 2008, and to continue development of common areas into 2008; however, the Company does not expect to market its lot inventory for sale until current market conditions improve.

                  While the San Elijo Hills project is a development community with significant sales activity, sales at the Otay Ranch project have been limited to four individual transactions for relatively large amounts of land. Individual lot development at the Otay Ranch project has not yet begun, as the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of the property. If and when the Company determines to commence lot development at the Otay Ranch project, it is expected to last many years. Similarly, the Rampage property is not expected to have sales activity for several years. Any residential development at the Rampage property can only commence after approvals are obtained from several government agencies.

         Real Estate Sales Activity

                  San Elijo Hills Project:
                  ------------------------

                  The Company has closed on sales of real estate and recognized revenues as follows:


                                                               Year Ended             Year Ended              Year Ended
                                                          December 31, 2006      December 31, 2005        December 31, 2004
                                                          -----------------      -----------------        -----------------
                                                                            (Dollars in thousands)

Single family units                                                  26                     203                     94
Multi-family units                                                   --                     131                     45
Very low income apartment units                                      --                      72                     --
School and retail sites                                              --                       1                      1
Purchase price, net of closing costs                            $ 15,600              $ 127,800               $ 53,200
Revenues recognized on closing date                             $ 11,000              $  70,700               $ 28,800

                  As discussed above, a portion of the revenue from these sales was deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include previously deferred amounts of $43,300,000, $23,000,000 and $38,800,000 for
2006, 2005 and 2004, respectively, which were recognized upon completion of certain required improvements.

                  Revenues from sales of real estate also include amounts received pursuant to profit sharing agreements with homebuilders of $0, $6,800,000 and $4,500,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. These amounts are generally based on a formula and other specified criteria contained in the lot purchase agreements, and are generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. Since the future plans and potential profits of the Company's homebuilders are uncertain, the Company is unable to predict whether additional payments will be received in the future.

                   As discussed above, during 2006 four homebuilders that were under contract to purchase single family lots elected not to close on their purchase transactions, thereby forfeiting option payments of $12,600,000. Such amount was recognized as revenue during 2006.

                  During 2005, very low income apartment units were sold for a $1,500,000 note; however, no cash down payment was received, the note does not bear interest and any payments the Company may receive are contingent upon the buyer obtaining financing. The Company has not recognized any revenue or receivable resulting from this transaction; revenues will be recognized if and when cash is received under the note. Land cost for the parcel sold was negligible.

                  During 2006, 2005 and 2004, cost of sales of real estate aggregated $13,900,000, $32,600,000 and $16,000,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

                  Otay Ranch Project:
                  -------------------

                  In the first quarter of 2006, the Company sold approximately 115 acres of non-developable land at the Otay Ranch project for $1,500,000 and recognized a gain of $1,400,000 on the sale. During 2005, there were no real estate sales at the Otay Ranch project except for the sale of a small parcel for proceeds of $40,000. During 2004, sales of real estate were $5,800,000 relating to an agreement with the City of Chula Vista and another party whereby the City acquired 439 acres of mitigation land by eminent domain proceedings.

                  During 2006, 2005 and 2004, cost of sales of real estate aggregated $100,000, $20,000 and $1,000,000, respectively. Cost of sales is based upon the allocation of project costs at acquisition to individual parcels, based upon their relative fair values, in addition to parcel specific development costs, closing costs and commissions, if any.

                  Rampage Property:
                  -----------------

                  During 2005, the Company sold approximately 600 acres of land at the Rampage property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000. The buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the Rampage property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices since 2001. The sale resolved any remaining dispute with respect to the purchase options but the farming practices complaint remains outstanding. The Company does not believe the ultimate resolution of this matter will be material.

         Other Results of Operations Activity

                  The Company recorded co-op marketing and advertising fees of approximately $1,000,000, $2,200,000 and $3,700,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities for the San Elijo Hills project.

                  As more fully discussed above, in 2002, the Company recorded a provision of approximately $11,200,000, representing the estimated cost of environmental remediation. During 2004, the Company revised its estimate and recorded approximately $1,300,000 of additional expense, primarily due to higher site investigation and remediation costs.

                  Interest expense includes interest related to a Rampage mortgage note of $100,000 and $300,000 for the years ended December 31, 2005 and 2004, respectively. The Rampage mortgage note was repaid in July 2005. Interest expense reflects the interest due on indebtedness to Leucadia of approximately $400,000 for 2004. Interest expense also includes amortization of debt discount related to the indebtedness to Leucadia of $300,000 for 2004. The borrowing from Leucadia was fully repaid in March 2004; as a result these interest costs ceased at the date of repayment.

                  Interest expense excludes capitalized interest of $400,000, $800,000 and $1,200,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

                  General and administrative expenses increased by $2,200,000 during 2006 as compared to 2005, primarily due to greater expenses related to legal and marketing. Legal fees increased by $1,700,000 in connection with the litigation relating to a portion of the Rampage property and due to the costs associated with pursuing the claims against the former owners of the approximately 30 acres of undeveloped land at the Otay Ranch project that, as previously disclosed, is undergoing environmental remediation. Marketing expenses increased by $1,200,000 relating to increased efforts to promote the release of new neighborhoods by homebuilders for sale at the San Elijo Hills project. Compensation expense declined by $900,000 in 2006 principally due to a decrease in general bonus expense. In addition, compensation expense in 2005 included a $300,000 bonus awarded to the President to pay taxes due on reimbursed expenses relating to his temporary residence in California and the reimbursement of certain costs incurred by a newly hired executive officer.

                  General and administrative expenses increased by $3,300,000 during 2005 as compared to 2004 primarily due to greater expenses related to compensation, legal and marketing. Compensation expense increased by $1,900,000 principally due to an increase in general bonus expense, which included a $300,000 bonus awarded to the Company's President to pay taxes due on reimbursed expenses relating to his temporary residence in California and the reimbursement of certain relocation costs incurred by a newly hired executive officer. Legal fees increased by $1,300,000 due to costs associated with pursuing claims against the previous owners of undeveloped land that is undergoing environmental remediation at the Otay Ranch project. Marketing expenses increased by $600,000 at the San Elijo Hills project, principally due to the addition of special marketing events and increased advertising efforts to promote the project within the surrounding community. Such increases were partially offset by lower professional fees of $100,000 and charitable contributions of $100,000 during 2005. General and administrative expenses in 2004 also included $150,000 of penalty fees and interest charges related to an underpayment of state taxes for the 2002 year.

                  The increase in other income (expense), net for 2006 as compared to 2005 primarily relates to investment income. Investment income in 2006 increased by $3,600,000, primarily due to greater interest income resulting from higher interest rates and greater assets invested. Other income, net also reflects sales of grapes from the harvest at the Rampage property of $1,000,000 and farming expenses of $1,200,000 for 2006; in 2005 the Company recognized $800,000 from the sales of grapes from the harvest and incurred farming expenses of $1,100,000. In addition, real estate brokerage operations, which were established in July 2005, closed on sales transactions resulting in commission income of $300,000 in 2006 and $100,000 in 2005. Other income, net in 2005 also reflects $200,000 of pre-payment penalties incurred upon extinguishing the Rampage mortgage note.

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

                  As a result of an increase in the Company's estimates of future taxable income that exceeded its earlier estimates, the Company reduced its income tax valuation allowance to recognize additional benefits from its NOLs and minimum tax credit carryovers and recorded a credit to its income tax provision of $15,000,000 for the year ended December 31, 2004. For more information, see Note 10 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

                  In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes the accounting for and disclosure of uncertainty in income tax positions. FIN 48 defines the criteria that must be met before any part of the benefit of a tax position can be recognized in the financial statements, provides guidance for the measurement of tax benefits recognized and guidance for classification and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company continues to evaluate the impact of adopting FIN 48 on its consolidated financial statements but does not expect it to be material; however, additional footnote disclosures may be required.

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

                  Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include, but are not limited to, those set forth in Item 1A, Risk Factors and elsewhere in this Report and in the Company's other public filings with the Securities and Exchange Commission.

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

                  At December 31, 2006, the Company had investments of approximately $83,800,000 in securities issued by the U.S. government and U.S. Government-Sponsored Enterprises. The Company's investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in stockholders' equity. The securities in the portfolio are rated "AAA" and "Aaa" by Standard & Poor's and Moody's, respectively. All of these fixed income securities mature in 2007; the estimated weighted average remaining life of these fixed income securities was approximately 0.2 years at December 31, 2006. At December 31, 2005, the Company's investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.2 years and a weighted average interest rate of 4.0%. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

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

                                                                          Expected Maturity Date
                                    2007         2008         2009         2010         2011      Thereafter    Total     Fair Value
                                    ----         ----         ----         ----         ----      ----------    -----     ----------
                                                                          (Dollars in thousands)

Rate Sensitive Assets:
 Available for Sale Fixed
   Income Securities
   U.S. Treasury Securities      $   66,581   $        -   $     -      $      -      $      -     $     -    $ 66,581    $   66,581
     Weighted Average
      Interest Rate                   5.02%
   U.S. Government-
       Sponsored Enterprises     $   17,248   $        -   $     -      $      -      $      -     $     -    $ 17,248    $   17,248
     Weighted Average
      Interest Rate                   5.29%

Rate Sensitive Liabilities:
  Fixed Interest Rate
    Borrowings                   $    6,470   $    3,428   $     -      $      -      $      -     $     -    $  9,898    $    9,898
    Weighted Average
     Interest Rate                    1.57%        1.57%

Off-Balance Sheet Items:
  Unused Lines of Credit         $   10,000   $        -   $     -      $      -      $      -     $     -    $ 10,000    $   10,000
     Weighted Average
      Interest Rate                   10.0%


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

                  Financial Statements and supplementary data required by this
Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
------   ----------------------------------------------------------------------

                  None.

Item 9A.    Controls and Procedures.
-------     -----------------------

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2006. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

                  Based on our assessment and those criteria, management concluded that, as of December 31, 2006, the Company's internal control over financial reporting is effective.

                  The Company's independent registered public accounting firm has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 as stated in the report which appears on page F-1 of this Report.

Item 9B. Other Information.
-------  -----------------

                  Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

                  The information to be included under the caption "Election of Directors" and "Information Concerning the Board and Board Committees" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2007 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.

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

Item 14. Principal Accounting Fees and Services.
-------  --------------------------------------

The information to be included under the caption "Principal Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.

                                     PART IV


Item 15.  Exhibits and Financial Statement Schedules.
-------   ------------------------------------------


        (a)(1) Financial Statements.

         Report of Independent Registered Public Accounting Firm                                                F-1

         Consolidated Balance Sheets at December 31, 2006 and 2005                                              F-3

         Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004             F-4

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 2006, 2005 and 2004                                                                       F-5

         Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004             F-6

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

         1999 Stock Incentive Plan (filed as Annex A to the Company's Proxy Statement dated November 22, 1999).

         Form of Grant Letter for 1999 Stock Incentive Plan (filed as Exhibit
         10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K")).

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

10.9 Form of Grant Letter for the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company's 2005 10-K).

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

                               HOMEFED CORPORATION


Date: February 23, 2007             By /s/  Erin N. Ruhe
                                       ---------------------------------
                                       Erin N. Ruhe
                                       Vice President, Treasurer and Controller

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  February 23, 2007            By /s/  Joseph S. Steinberg
                                       ---------------------------------
                                       Joseph S. Steinberg, Chairman
                                       of the Board and Director

Date:  February 23, 2007            By /s/  Paul J. Borden
                                       ---------------------------------
                                       Paul J. Borden, President and Director
                                       (Principal Executive Officer)


Date:  February 23, 2007            By /s/  Erin N. Ruhe
                                       -----------------------------------------
                                       Erin N. Ruhe, Vice President, Treasurer
                                       and Controller
                                       (Principal Financial and Accounting
                                       Officer)


Date:  February 23, 2007            By /s/  Patrick D. Bienvenue
                                       ---------------------------------
                                       Patrick D. Bienvenue, Director


Date:  February 23, 2007            By /s/  Timothy Considine
                                       ---------------------------------
                                       Timothy Considine, Director


Date:  February 23, 2007            By /s/  Ian M. Cumming
                                       --------------------------------
                                       Ian M. Cumming, Director


Date:  February 23, 2007            By /s/  Michael A. Lobatz
                                       ------------------------
                                       Michael A. Lobatz, Director

            Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders of HomeFed Corporation:

We have completed integrated audits of HomeFed Corporation's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing in Part II, Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Diego, CA
February 20, 2007

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollars in thousands, except par value)


                                                                                             2006              2005
                                                                                             ----              ----

ASSETS
------
Real estate                                                                             $   79,341        $   62,319
Cash and cash equivalents                                                                   47,177           131,688
Investments-available for sale (aggregate cost of $83,783 and $65,181)                      83,829            65,190
Accounts receivable, deposits and other assets                                               1,798             2,988
Deferred income taxes                                                                       25,154            32,076
                                                                                        ----------        ----------
TOTAL                                                                                   $  237,299        $  294,261
                                                                                        ==========        ==========

LIABILITIES
-----------
Notes payable                                                                            $   9,898         $  10,403
Deferred revenue                                                                            34,446            73,160
Accounts payable and accrued liabilities                                                     8,734            12,601
Non-refundable option payments                                                                 --             13,583
Liability for environmental remediation                                                     10,690            11,002
Income taxes payable                                                                         1,965            10,978
Other liabilities                                                                            3,719             3,612
                                                                                        ----------        ----------
      Total liabilities                                                                     69,452           135,339
                                                                                        ----------        ----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                                           13,067            17,457
-----------------                                                                       ----------        ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $.01 par value; 25,000,000 shares authorized; 8,273,834 and
   8,264,334 shares outstanding                                                                 83                83
Additional paid-in capital                                                                 381,478           381,224
Accumulated other comprehensive income                                                          27                 6
Accumulated deficit                                                                       (226,808)         (239,848)
                                                                                        ----------        ----------
      Total stockholders' equity                                                           154,780           141,465
                                                                                        ----------        ----------
TOTAL                                                                                   $  237,299        $  294,261
                                                                                        ==========        ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)


                                                                          2006              2005               2004
                                                                          ----              ----               ----

REVENUES
--------
Sales of real estate                                                    $ 55,810          $105,732         $ 77,982
Income from options on real estate properties                             12,583              --               --
Co-op marketing and advertising fees                                       1,049             2,200            3,689
                                                                        --------          --------         --------
                                                                          69,442           107,932           81,671
                                                                        --------          --------         --------

EXPENSES
--------
Cost of sales                                                             13,988            26,719           13,626
Provision for environmental remediation                                      --                --             1,320
Interest expense                                                             --                138              913
General and administrative expenses                                       15,078            12,920            9,641
Administrative services fees to Leucadia                                     180               180              120
                                                                        --------          --------         --------
                                                                          29,246            39,957           25,620
                                                                        --------          --------         --------
Income from operations                                                    40,196            67,975           56,051
                                                                        --------          --------         --------

Other income (expense), net                                                6,870             2,707             (768)
                                                                        --------          --------         --------

Income before income taxes and minority interest                          47,066            70,682           55,283
Income tax provision                                                     (18,933)          (29,207)          (7,650)
                                                                        --------          --------         --------
Income before minority interest                                           28,133            41,475           47,633
Minority interest                                                        (10,957)           (9,683)         (10,841)
                                                                        --------          --------         --------

Net income                                                              $ 17,176          $ 31,792         $ 36,792
                                                                        ========          ========         ========

Basic income per common share                                           $   2.08          $   3.85         $   4.46
                                                                        ========          ========         ========

Diluted income per common share                                         $   2.08          $   3.84         $   4.45
                                                                        ========          ========         ========













              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2006, 2005 and 2004
(In thousands, except par value and per share amounts)



                                                                            Deferred
                                                    Common                 Compensation      Accumulated
                                                    Stock    Additional    Pursuant to         Other                      Total
                                                   $.01 Par   Paid-in     Stock Incentive   Comprehensive  Accumulated Stockholders'
                                                    Value     Capital        Plans          Income (Loss)   Deficit      Equity
                                                    -----     -------      -------------    ------------    ---------   ---------

Balance, January 1, 2004                           $   82    $ 380,545     $      (4)         $     9      $ (304,302)   $  76,330
                                                                                                                         ---------

    Comprehensive income:
      Net change in unrealized gain (loss)
        on investments, net of tax benefit of $16                                                 (23)                         (23)
      Net income                                                                                               36,792       36,792
                                                                                                                         ---------
          Comprehensive income                                                                                              36,769
                                                                                                                         ---------
    Amortization related to stock options                                          4                                             4
    Exercise of options to purchase common shares       1          647                                                         648
                                                   ------    ---------     ---------          -------      ----------    ---------

Balance, December 31, 2004                             83      381,192          --                (14)       (267,510)     113,751
                                                                                                                         ---------

    Comprehensive income:
      Net change in unrealized gain (loss)
        on investments, net of tax provision
        of $12                                                                                     20                           20
      Net income                                                                                               31,792       31,792
                                                                                                                         ---------
          Comprehensive income                                                                                              31,812
                                                                                                                         ---------
    Exercise of options to purchase common shares                   32                                                          32
    Dividends ($.50 per common share)                                                                          (4,130)      (4,130)
                                                   ------    ---------     ---------          -------      ----------    ---------

Balance, December 31, 2005                             83      381,224        --                    6        (239,848)     141,465
                                                                                                                         ---------

    Comprehensive income:
      Net change in unrealized gain (loss)
        on investments, net of tax
        provision of $16                                                                           21                           21
      Net income                                                                                               17,176       17,176
                                                                                                                         ---------
       Comprehensive income                                                                                                 17,197
                                                                                                                         ---------
    Share-based compensation expense                                73                                                          73
    Exercise of options to purchase common
      shares, including excess tax benefit                         181                                                         181
    Dividends ($.50 per common share)                                                                          (4,136)     (4,136)
                                                   ------    ---------     ---------          -------      ----------    ---------

Balance, December 31, 2006                         $   83    $ 381,478     $   --             $    27      $ (226,808)   $ 154,780
                                                   ======    =========     =========          =======      ==========    =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(In thousands)


                                                                               2006          2005          2004
                                                                               ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 17,176      $ 31,792      $ 36,792
Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
   Minority interest                                                            10,957         9,683        10,841
   Provision (benefit) for deferred income taxes                                 6,906        12,069        (2,369)
   Provision for environmental remediation                                         --           --           1,320
   Share-based compensation expense                                                 73          --            --
   Excess tax benefit from exercise of stock options                              (109)         --            --
   Net securities (gains) losses                                                   --              3            (5)
   Amortization of deferred compensation pursuant to stock incentive plans         --           --               4
   Loss on prepayment of Leucadia Financial Corporation note                       --           --           1,606
   Amortization of the debt discount on note payable to Leucadia
     Financial Corporation                                                         --           --             276
   Other amortization related to investments                                    (3,920)       (2,044)         (939)
   Changes in operating assets and liabilities:
     Real estate                                                               (16,627)      (14,388)       (8,278)
     Deposits and other assets                                                   1,190           333        (1,104)
     Notes payable                                                                (383)         (787)         (683)
     Deferred revenue                                                          (38,714)       34,081       (14,412)
     Accounts payable and accrued liabilities                                   (3,867)        4,849        (3,233)
     Non-refundable option payments                                            (13,583)        1,914         8,543
     Liability for environmental remediation                                      (312)         (390)         (713)
     Income taxes receivable/payable                                            (8,904)       10,978        (1,861)
     Other liabilities                                                             107           148        (3,269)
                                                                              --------      --------      --------
       Net cash provided by (used for) operating activities                    (50,010)       88,241        22,516
                                                                              --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                              (200,574)     (148,888)     (184,146)
Proceeds from maturities of investments-available for sale                     178,893       152,795       144,385
Proceeds from sales of investments                                               6,999        15,225        46,936
Decrease in restricted cash                                                        --          --            4,609
                                                                              --------      --------      --------
       Net cash provided by (used for) investing activities                    (14,682)       19,132        11,784
                                                                              --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment of Leucadia Financial Corporation note                          --           --          (26,462)
Dividends paid                                                                 (4,136)        (4,130)         --
Contribution from minority interest                                               --              14          --
Distributions to minority interest                                             (15,347)        --          (16,192)
Principal payments to notes payable holders                                       (517)       (6,235)       (1,163)
Exercise of options to purchase common shares                                       72            32           648
Excess tax benefit from exercise of stock options                                  109          --            --
                                                                              --------      --------      --------
       Net cash used for financing activities                                  (19,819)      (10,319)      (43,169)
                                                                              --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (84,511)       97,054        (8,869)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 131,688        34,634        43,503
                                                                              --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 47,177      $131,688      $ 34,634
                                                                              ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of amount capitalized)                             $   --         $  403        $  410
                                                                               =======        ======        ======

Cash paid for income taxes                                                     $20,930        $4,801        $8,713
                                                                               =======        ======        ======

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

         The Company's business, real estate development, is highly competitive, and there are numerous residential real estate developers and development projects operating in the same geographic area in which the Company operates. In addition, the residential real estate development industry is subject to increasing environmental, building, zoning and real estate regulations that are imposed by various federal, state and local authorities. Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained. Delays could adversely affect the Company's ability to complete its projects, significantly increase the costs of doing so or drive potential customers to purchase competitors' products. Environmental laws may cause the Company to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of the Company's development projects. Delays arising from compliance with environmental laws and regulations could adversely affect the Company's ability to complete its projects and significantly increase development costs. The Company's business may also be adversely affected by inflation and is interest-rate sensitive.

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

         Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, the Company recorded a charge of $11,200,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by a subsidiary of Otay Land Company. The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs. The Company is unable to predict with certainty when the remediation will commence.

         Provision for Losses on Real Estate - The Company's real estate is carried at cost. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different. The Company has not recorded any such provisions during the three year period ended December 31, 2006.

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

         Option payments - Option payments received from prospective buyers are recognized as liabilities until the title of the real estate is transferred or the option is forfeited, or in the case of refundable deposits, the prospective buyer decides not to purchase the real estate and the deposit is returned.

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

         Share-Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options and warrants, be recognized in the financial statements based on their fair values. The cost is recognized as an expense over the vesting period of the award. Prior to adoption of SFAS 123R, compensation cost was not recognized in the statements of operations for all of the Company's share-based compensation plans; the Company disclosed certain pro forma amounts as required. The fair value of each award is estimated at the date of grant using the Black-Scholes option pricing model.

         Recently Issued Accounting Standards - In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes the accounting for and disclosure of uncertainty in income tax positions. FIN 48 defines the criteria that must be met before any part of the benefit of a tax position can be recognized in the financial statements, provides guidance for the measurement of tax benefits recognized and guidance for classification and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company continues to evaluate the impact of adopting FIN 48 on its consolidated financial statements but does not expect it to be material; however, additional footnote disclosure may be required.

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

2.       ACQUISITIONS

         In October 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS which, through its majority-owned indirect subsidiary, San Elijo Hills Development Company, LLC ("San Elijo"), is the owner of the San Elijo Hills project, a master-planned community located in the City of San Marcos, in San Diego County, California. The Company has been the development manager for the San Elijo Hills project since August 1998. The purchase price of $25,000,000 consisted of $1,000,000 in cash and 2,474,226 shares of the Company's common stock, which represented approximately 30% of the Company's outstanding common shares. Prior to the acquisition, Leucadia had also committed to continue to provide to San Elijo project improvement bonds which are required prior to the commencement of any project development (see Note 12). The results of CDS have been included in the Company's consolidated results of operations from the date of acquisition.

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

3.       INVESTMENTS

         At December 31, 2006 and 2005, the Company's investments consisted of fixed income securities issued by the U.S. Government and U.S. Government-Sponsored Enterprises, which were classified as available for sale. All of the Company's investments mature in one year or less. The amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31, 2006 and 2005 are as follows (in thousands):

                                                                         Gross          Gross
                                                        Amortized     Unrealized      Unrealized     Estimated
                                                            Cost         Gains          Losses       Fair Value
                                                        ---------     ----------      ----------     ----------

          2006
          ----
          Bonds and notes:
            U.S. Treasury securities                     $   66,543      $  38          $   --      $   66,581
            U.S. Government-Sponsored Enterprises            17,240          8              --          17,248
                                                         ----------      -----          -------     ----------
               Total                                     $   83,783      $  46          $   --      $   83,829
                                                         ==========      =====          =======     ==========

           2005
           ----
           Bonds and notes:
            U.S. Treasury securities                     $   52,592      $  13          $     1     $   52,604
            U.S. Government-Sponsored Enterprises            12,589          1                4         12,586
                                                         ----------      -----          -------     ----------
               Total                                     $   65,181      $  14          $     5     $   65,190
                                                         ==========      =====          =======     ==========


4.       REAL ESTATE

         A summary of real estate carrying values by project is as follows (in thousands):

                                                                              December 31,
                                                                       ----------------------------
                                                                       2006               2005
                                                                       ----               ----

                  San Elijo Hills                                     $  51,005          $  34,611
                  Otay Ranch                                             23,740             23,112
                  Rampage                                                 4,596              4,596
                                                                       --------           --------
                     Total                                            $  79,341          $  62,319
                                                                      =========          =========

         The San Elijo Hills and Otay Ranch projects are considered to be land under development while the Rampage property is not currently being developed. Interest totaling $400,000 and $800,000, related to the San Elijo Hills project, was incurred and capitalized in real estate during 2006 and 2005, respectively. All of the San Elijo Hills project land is pledged as collateral for the notes payable to trust deed holders described in Note 5.

         In 2005, the Company sold approximately 600 acres of land at the Rampage property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000. The Company used $3,800,000 of the net proceeds received from the sale to fully pay the principal, interest and prepayment penalties due under the Rampage mortgage note, as required under the mortgage note in connection with the sale.

5.       INDEBTEDNESS

         Notes payable are non-recourse promissory notes to trust deed holders that mature on December 31, 2010, are non-interest bearing and are collateralized by the San Elijo Hills project land. When a portion of the San Elijo Hills project is sold, a specified amount is required to be paid to the note holder in order to obtain a release of their security interest in the land. Such amount is specified in the note agreements and takes into consideration prior note payments. The sum of all payments made under these notes, whether denominated as interest, principal or otherwise, cannot exceed approximately $42,100,000. As of December 31, 2006, $32,000,000 had been paid.

         The notes payable to trust deed holders were recorded at fair value at the date of acquisition of CDS, based on the estimated future payments discounted at 6.5%. The activity for the years ended December 31, 2006 and 2005 is as follows (in thousands):

                                                        2006              2005
                                                        ----              ----

          Beginning balance                            $ 10,403       $ 12,970
          Principal payments                               (517)        (2,585)
          Interest added to principal                        12             18
                                                       --------       --------
          Ending balance                               $  9,898       $ 10,403
                                                       ========       ========

         At the end of each quarterly reporting period, the carrying amounts of the notes are compared to the most recent estimate of future payments. The difference is amortized prospectively using the effective interest rate method. The effective interest rate for the years ended December 31, 2006 and 2005 was 3.6% and 6.3%, respectively. Effective January 1, 2007, the effective interest rate is 1.6%. Based on the Company's cash flow forecast, the expected payments to the trust deed holders that will be allocated to principal are as follows (in thousands): 2007 - $6,500 and 2008 - $3,400.

         The Company currently has a $10,000,000 unsecured line of credit agreement with Leucadia Financial Corporation ("LFC"), a subsidiary of Leucadia, that matures February 28, 2007. Loans outstanding under this line of credit bear interest at 10% per annum. No amounts have been borrowed under this facility since 2002, and the Company will not pursue an extension of the facility.

         In March 2004, the Company prepaid in full the $26,500,000 borrowing from LFC using its available cash. As a result, the Company expensed the remaining unamortized discount on the note and related deferred costs in the amount of $1,600,000, which is included in other income (expense), net in the consolidated statements of operations. Interest expense includes $600,000 for the year ended December 31, 2004 related to this note.

6.       MINORITY INTEREST

         Through its ownership of CDS, the Company owns 80% of the common stock of CDS Devco, Inc. ("Devco"), which in turn owns 85% of the common stock of San Elijo Ranch, Inc., ("SERI"). Pursuant to a stockholders' agreement with the holder of the minority interest in Devco, the Company is entitled to a 15% return on all funds advanced to Devco, compounded annually, plus the return of its capital, prior to the payment of any amounts to the minority shareholder. Once those amounts are paid, the minority shareholder is entitled to 20% of future cash flows distributed to shareholders. Pursuant to a stockholders' agreement with the holders of the minority interests in SERI, Devco loans funds to SERI and charges a 12% annual rate. Once this loan is fully repaid, the minority shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders. As of December 31, 2006, approximately $13,100,000 has been accrued for the Devco and SERI minority interests. Amounts accrued for minority interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

         During 2004, all amounts advanced to the project were repaid and, except for amounts related to infrastructure improvement bond guarantees, the preferred returns were fully satisfied. Dividends paid to the minority interests of $15,300,000 and $16,200,000 for the years ended December 31, 2006 and 2004, respectively, were applied to reduce the minority interest balance on the Company's consolidated balance sheet.

7.       STOCK INCENTIVE PLANS

         Under the Company's 1999 Stock Incentive Plan (the "Plan"), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year. Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held. In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares. The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant. Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant. Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant. No stock appreciation rights have been granted. As of December 31, 2006, 481,900 shares were available for grant under the plan.

         A summary of activity with respect to the Company's 1999 Stock Incentive Plan for employees and directors for 2006, 2005 and 2004 is as follows:



                                                      Common           Weighted-     Weighted-Average
                                                       Shares           Average        Remaining        Aggregate
                                                     Subject to        Exercise        Contractual      Intrinsic
                                                       Option            Price            Term            Value
                                                      --------         ---------       -----------      ---------

Balance at January 1, 2004                              17,750           $ 8.28
   Granted                                               6,000           $44.50
   Exercised                                            (4,900)          $ 7.62                         $  150,000
                                                                                                        ==========
    Cancelled                                             (500)          $ 7.50
                                                      --------

Balance at December 31, 2004                            18,350           $20.32
   Granted                                               6,000           $65.19
   Exercised                                            (3,775)          $ 7.59                         $  200,000
                                                      --------                                          ==========

Balance at December 31, 2005                            20,575           $35.74
   Granted                                               6,000           $65.50
   Exercised                                            (7,500)          $ 7.62                         $  400,000
                                                      --------                                          ==========

Balance at December 31, 2006                            19,075           $56.16        3.4 years        $  200,000
                                                      ========                         =========        ==========

Exercisable at December 31, 2006                         5,425           $45.57        2.6 years        $  100,000
                                                      ========                         =========        ==========


         During 2000, options to purchase an aggregate of 2,500 shares of Common Stock at an exercise price of $7.50 per share (market price) were granted to non-employees, and therefore are not reflected in the table above. These options were exercised in 2005 (500 options) and 2006 (2,000 options); compensation cost amounts were not material.

         Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. As a result of the adoption of SFAS 123R, compensation cost increased by $70,000 for the year ended December 31, 2006 and net income decreased by $40,000 for the year ended December 31, 2006. Had the Company used the fair value based accounting method for 2005 and 2004, compensation cost would have been higher by $50,000 and $30,000, respectively, and primary and diluted earnings per share would not have changed materially. As of December 31, 2006, total unrecognized compensation cost related to nonvested share-based compensation plans was $250,000; this cost is expected to be recognized over a weighted-average period of 1.6 years.

         The following summary presents the assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years for the period ended December 31:


                                                     2006         2005        2004
                                                     ----         ----        ----

        Risk free interest rate                     5.00%        3.91%       3.24%
        Expected volatility                         35.23%       33.26%      37.67%
        Expected dividend yield                     0.0%         0.0%        0.0%
        Expected life                               4.3 years    4.3 years   4.0 years
        Fair value per grant                        $23.83       $21.66      $15.10

         The expected life assumptions were based on historical behavior for the awards identified. The expected volatility was based on the historical behavior of the Company's stock price.

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

8.       SALES OF REAL ESTATE

         Revenues from sales of real estate for each of the three years in the period ended December 31, 2006 is comprised of the following (in thousands):

                                                                      2006           2005          2004
                                                                      ----           ----          ----

         Developed lots at San Elijo Hills project                  $  54,314      $ 100,723      $ 72,175
         Undeveloped land at the Otay Ranch project                     1,496             43         5,807
         Rampage                                                         --            4,966           --
                                                                    ---------       --------      --------
             Total                                                  $  55,810      $ 105,732      $ 77,982
                                                                    =========      =========      ========

         At the time the Company closes on sales of real estate at the San Elijo Hills project, a portion of the revenue is initially deferred since the Company is required to make significant improvements to the property. For each of the three years in the period ended December 31, 2006, the activity in the deferred revenue account is as follows (in thousands):

                                                                      2006          2005          2004
                                                                      ----          ----          ----

         Deferred revenue balance at January 1,                     $  73,160      $  39,079      $ 53,491
           Revenue deferred on the date of sale                         4,572         57,108        24,426
           Deferred revenue recognized in operations                  (43,286)       (23,027)      (38,838)
                                                                    ---------      ---------      --------
         Deferred revenue balance at December 31,                   $  34,446      $  73,160      $ 39,079
                                                                    =========      =========      ========

         As of December 31, 2006, the Company estimates that it will spend approximately $9,600,000 to complete the required improvements, including costs related to common areas. The Company estimates these improvements will be substantially complete by the end of 2007.

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

9.       OTHER RESULTS OF OPERATIONS

         Other income (expense), net for each of the three years in the period ended December 31, 2006 consists of the following (in thousands):


                                                                         2006         2005          2004
                                                                         -----        ----          ----

Interest income                                                      $  6,668      $   3,025      $  1,451
Realty commissions                                                        258             89          --
Farming activities, net                                                  (194)          (332)         (870)
Gain (loss) on sale of fixed assets                                        20              8            (4)
Rental income from Leucadia                                                12             21            68
Loss on prepayment of notes payable                                        --           (169)       (1,606)
Cable trench fees                                                         124             78           180
Other                                                                     (18)           (13)           13
                                                                     --------      ---------      --------
   Total                                                             $  6,870      $   2,707      $   (768)
                                                                     ========      =========      ========

         For the year ended December 31, 2006 and 2005, farming activities, net includes income from grape sales of $1,000,000 and $800,000, respectively, and farming expenses of $1,200,000 and $1,100,000, respectively. For the year ended December 31, 2004, there was no income from grape sales.

         Proceeds from sales of investments classified as available for sale were $7,000,000, $15,200,000 and $46,900,000 during 2006, 2005 and 2004, respectively. Realized gross gains (losses) were not material during the last three years.

         Advertising costs were $3,000,000, $1,800,000 and $1,200,000 for 2006,
2005 and 2004, respectively.

10.      INCOME TAXES

         The (provision) benefit for income taxes for each of the three years in the period ended December 31, 2006 was as follows (in thousands):

                                                       2006             2005              2004
                                                       ----             ----              ----

State income taxes - current                       $   (3,886)       $   (5,603)      $ (3,820)
State income taxes - deferred                            (225)             (742)        (1,094)
Federal income taxes - current                         (8,141)          (11,535)        (6,199)
Federal income taxes - deferred                        (6,681)          (11,327)         3,463
                                                   ----------        ----------       --------
                                                   $  (18,933)       $  (29,207)      $ (7,650)
                                                   ==========        ==========       ========


         Current federal income taxes for all years principally relates to federal alternative minimum tax.

         The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

                                                       2006              2005             2004
                                                       ----              ----             ----

Expected federal income tax                         $ (16,473)        $ (24,739)      $  (19,349)
State income taxes, net of federal income
   tax benefit                                         (2,672)           (4,384)          (3,194)
Decrease in valuation allowance                          --                 --            15,000
Other                                                     212               (84)            (107)
                                                    ---------         ---------       ----------
Actual income tax provision                         $ (18,933)        $ (29,207)      $   (7,650)
                                                    =========         =========       ==========


         As a result of an increase in the Company's estimates of future taxable income that exceeded its earlier estimates, the Company reduced its deferred tax valuation allowance to recognize additional benefits from its net operating tax loss carryforwards ("NOLs") and minimum tax credit carryovers and recorded a credit to its income tax provision of $15,000,000 for the year ended December 31, 2004. There was no other material activity in the deferred tax valuation allowance during the years ended December 31, 2006, 2005 and 2004.

         The Company and its wholly-owned subsidiaries have NOLs available for federal income tax purposes of $43,600,000 as of December 31, 2006. The NOLs were generated during 1994 to 1999 and expire in 2009 to 2019 as follows (in thousands):

                      Year of Expiration             Loss Carryforwards
                      ------------------             ------------------

                             2007                      $    --
                             2008                           --
                             2009                           1,472
                             2010                           5,169
                          Thereafter                       36,962
                                                       ----------
                                                       $   43,603
                                                       ==========

         At December 31, 2006 and 2005 the net deferred tax asset consisted of the following (in thousands):

                                                                          2006                 2005
                                                                          ----                 ----

                        NOL carryforwards                              $  15,261            $  29,292
                        Land basis                                         4,619                5,054
                        Minimum tax credit carryovers                     27,223               18,885
                        Other, net                                         5,332                6,126
                                                                       ---------            ---------
                                                                          52,435               59,357
                        Valuation allowance                              (27,281)             (27,281)
                                                                       ---------            ---------
                                                                       $  25,154            $  32,076
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

11.      EARNINGS PER SHARE

         Basic and diluted income per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The treasury stock method is used for these calculations. The number of shares used to calculate basic earnings per share amounts was 8,272,266, 8,262,326 and 8,248,203 for 2006, 2005 and 2004,
respectively. The number of shares used to calculate diluted earnings per share was 8,274,833, 8,274,852 and 8,271,670 for 2006, 2005 and 2004, respectively.

12.      COMMITMENTS AND CONTINGENCIES

         Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia. Effective October 2002, as a result of the acquisition of CDS, sublease payments from Leucadia reflected in other income were $12,000, $20,000 and $70,000 in 2006, 2005 and 2004, respectively. Rental expense (net of sublease income) was $200,000 for 2006 and 2005 and $150,000 for 2004. During 2004, the lease term was extended until February 2010 for a lower minimum rent; however, the agreement includes rent escalation charges over its term.

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

         The Company had leased the farming rights to approximately one-half of the property to one of the former owners for a fifteen-year period; however, the Company terminated the lease in 2005 due to non-performance by the tenant and the Company commenced eviction proceedings. In April 2006 a jury issued a verdict in favor of the tenant, deciding that under the terms of the lease no unpaid rent was due and that the lease was not terminated. The Company is appealing the decision, including an award of court costs and attorneys fees; in the interim the former owner continues to lease and farm the property. In a separate matter, the same former owner is seeking to rescind the Company's purchase of the Rampage property, as well as recover monetary damages based on allegations of fraud, breach of contract, and various other claims. The Company has denied all of the former owner's allegations and filed a cross-complaint against him, which chiefly seeks indemnification against or compensation for the damages claimed by the neighboring land owner discussed above. The Company does not expect that the ultimate resolution of these matters will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations and cash flows during the period recorded.

         The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the "City") prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of CDS's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2006, the amount of outstanding bonds was approximately $18,300,000, none of which has been drawn upon.

         Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies ("Kemper"). The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies. Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not in receivership proceedings, it is operating under restrictive orders entered by insurance regulators. It is uncertain whether Kemper will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay any claim (the Company has not made any claims to date). In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through May 31, 2004. This excess policy has been subsequently extended to cover homes sold through August 1, 2007. The Company continues to investigate whether insurance coverage for future home sales at the San Elijo Hills project is available at acceptable prices.

         The Company is subject to various litigation which arise in the course of its business. Except as otherwise disclosed herein, based on discussions with counsel, management is of the opinion that such litigation is not likely to have any material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

13.      ADMINISTRATIVE SERVICES AGREEMENT

         Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to the Company, including providing the services of the Company's Secretary. Administrative fees paid to Leucadia were $180,000 in 2006 and 2005 and $120,000 in 2004. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Leucadia has the right to terminate the agreement by giving the Company not less than one year's prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia. The agreement has not been terminated by either party.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's material financial instruments include cash and cash equivalents, investments classified as available for sale, and notes payable. In all cases, the carrying amounts of such financial instruments approximate their fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques.

15. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

                                                    First             Second           Third          Fourth
                                                   Quarter            Quarter          Quarter        Quarter
                                                   -------            -------          -------        -------
                                                            (In thousands, except per share amounts)

2006:
Sales of real estate                             $   16,985         $   20,254         $   10,108     $  8,463
                                                 ==========         ==========         ==========     ========
Income from options on real estate
   properties                                    $    --            $    --            $    --        $ 12,583
                                                 ==========         ==========         ==========     ========
Co-op marketing and advertising fees             $      251         $      252         $      156     $    390
                                                 ==========         ==========         ==========     ========
Cost of sales                                    $    4,424         $    4,545         $    2,616     $  2,403
                                                 ==========         ==========         ==========     ========
Income from operations                           $    7,665         $   11,920         $    4,551     $ 16,060
                                                 ==========         ==========         ==========     ========
Net income                                       $    4,427         $    3,443         $    2,535     $  6,771
                                                 ==========         ==========         ==========     ========
Basic income per share  (a)                      $     0.54         $     0.42         $     0.31     $   0.82
                                                 ==========         ==========         ==========     ========
Diluted income per share (a)                     $     0.54         $     0.42         $     0.31     $   0.82
                                                 ==========         ==========         ==========     ========

2005:
Sales of real estate                             $    4,087         $    5,583         $    9,708     $ 86,354
                                                 ==========         ==========         ==========     ========
Income from options on real estate
   properties                                    $    --            $     --           $    --        $   --
                                                 ==========         ==========         ==========     ========
Co-op marketing and advertising fees             $      428         $      630         $      464     $    678
                                                 ==========         ==========         ==========     ========
Cost of sales                                    $      900         $      269         $    2,312     $ 23,238
                                                 ==========         ==========         ==========     ========
Income from operations                           $      720         $    3,594         $    5,112     $ 58,549
                                                 ==========         ==========         ==========     ========
Net income                                       $      642         $    1,215         $    3,142     $ 26,793
                                                 ==========         ==========         ==========     ========
Basic income per share                           $     0.08         $     0.15         $     0.38     $   3.24
                                                 ==========         ==========         ==========     ========
Diluted income per share (b)                     $     0.08         $     0.15         $     0.38     $   3.24
                                                 ==========        ===========         ==========     ========


(a) In 2006 the quarterly basic and diluted per share amounts do not equal the annual per share amount.

(b) In 2005, the quarterly diluted per share amount does not equal the annual per share amount.