Form 10-K/A
period 2006-12-31
HOMEFED CORP
filed 2007-04-30
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
      ___________
                         Commission file number: 1-10153

                               HOMEFED CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      33-0304982
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
               or Organization)                              Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [x]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer[_]    Accelerated Filer[X]     Non-Accelerated Filer[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of June 30, 2006, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $285,968,000 on that date.

As of February 16, 2007, there were 8,273,834 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

None


--------------------------------------------------------------------------------

EXPLANATORY NOTE

        This report on Form 10-K/A amends and restates in its entirety Part III of the Annual Report of HomeFed Corporation (the "Company") for the fiscal year ended December 31, 2006.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As of April 17, 2007, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

------------------------- ------ ---------------------- ------------------------
Name                      Age    Position with the      Office Held Since
                                 Company
------------------------- ------ ---------------------- ------------------------
Patrick D. Bienvenue      52     Director               August 1998
------------------------- ------ ---------------------- ------------------------
Paul J. Borden            58     Director and           May 1998
                                 President
------------------------- ------ ---------------------- ------------------------
Timothy M. Considine      66     Director               January 1992
------------------------- ------ ---------------------- ------------------------
Ian M. Cumming            66     Director               May 1999
------------------------- ------ ---------------------- ------------------------
Michael A. Lobatz         58     Director               February 1995
------------------------- ------ ---------------------- ------------------------
Curt R. Noland            50     Vice President         October 1998
------------------------- ------ ---------------------- ------------------------
Erin N. Ruhe              41     Vice President,        Vice President since
                                 Treasurer and          April 2000, Treasurer
                                 Controller             since March 2004,
                                                        Controller since
                                                        January 1999
------------------------- ------ ---------------------- ------------------------
Joseph S. Steinberg       63     Director, Chairman     Director since 1998,
                                 of the Board           Chairman of the Board
                                                        since 1999
------------------------- ------ ---------------------- ------------------------

        The officers serve at the pleasure of the Board of Directors of the Company.

        The recent business experience of our directors and executive officers is summarized as follows:

        Patrick D. Bienvenue. Mr. Bienvenue has served as director of the Company since August 1998. Since January 1996, Mr. Bienvenue has served in a variety of executive capacities with real estate related subsidiaries of Leucadia.

        Paul J. Borden. Mr. Borden has served as a director and President of the Company since May 1998. Mr. Borden had been a Vice President of Leucadia National Corporation ("Leucadia") from August 1988 through October 2000, responsible for overseeing many of Leucadia's real estate investments.

        Timothy M. Considine. Mr. Considine has served as a director of the Company since January 1992, serving as Chairman of the Board from 1992 to December 1999. Mr. Considine is employed on a part-time basis by Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002.

        Ian M. Cumming. Mr. Cumming has served as a director of the Company since May 1999. Mr. Cumming has been a director and Chairman of the Board of Leucadia since June 1978 and a director and Chairman of the Board of The FINOVA Group Inc., a middle market lender in which Leucadia has an indirect 25% equity interest, since August 2001. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986. Mr. Cumming is also a member of the Board of Managers of Premier Entertainment Biloxi, LLC, the owner of the Hard Rock Hotel &Casino in Biloxi, Mississippi, in which Leucadia owns all of the preferred equity and 46% of the common equity. Mr. Cumming is also an alternate director of Fortescue Metals Group Ltd, an Australian public company that is engaged in the mining of iron ore, in which Leucadia has a 9.9% equity interest.

        Michael A. Lobatz. Dr. Lobatz has served as a director of the Company since February 1995. Dr. Lobatz has been a practicing physician in San Diego, California since 1981.

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

        Joseph S. Steinberg. Mr. Steinberg has served as a director of the Company since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978. In addition, he has served as director of Jordan Industries Inc., a public company that owns and manages manufacturing companies, of which approximately 10.1% of the common stock is beneficially owned by Leucadia since June 1998 and FINOVA since August 2001. Mr. Steinberg is also a member of the Board of Managers of Premier Entertainment Biloxi and a director of Fortescue.

                        AUDIT COMMITTEE FINANCIAL EXPERT

        The Board of Directors has a standing Audit Committee. The Board of Directors has adopted a charter for the Audit Committee that was filed with the Company's proxy statement for its 2005 Annual Meeting of Stockholders. The Audit Committee consists of Mr. Considine (Chairman) and Dr. Lobatz. The Board of Directors has determined that Mr. Considine is qualified as an audit committee financial expert within the meaning of regulations of the Securities and Exchange Commission.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of the forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial shareholders, we believe that during the year ended December 31, 2006, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

                            CODE OF BUSINESS PRACTICE

        We have a Code of Business Practice, which is applicable to all of our directors, officers and employees, and includes a Code of Practice applicable to our principal executive officers and senior financial officers. Both the Code of Business Practice and the Code of Practice are available without charge upon request. Requests should be addressed to Corporate Secretary, HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008. We intend to file with the Securities and Exchange Commission amendments to or waivers from our Code of Practice applicable to our principal executive officers and senior financial officers.

ITEM 11.        EXECUTIVE COMPENSATION

                       COMPENSATION DISCUSSION & ANALYSIS

INTRODUCTION

        In March 2005, the Board of Directors appointed a compensation committee consisting of Joseph S. Steinberg. Prior to that time, the Board of Directors delegated to our President, in consultation with certain directors, the authority to determine the compensation to be paid to our executive officers who are Company employees, while the Board of Directors awarded stock options. The Compensation Committee now determines and approves the compensation of the executive officers of the Company, including those named in the Summary Compensation Table (the "Named Executive Officers").


COMPENSATION OBJECTIVES AND PHILOSOPHY

       Our compensation philosophy is based upon rewarding current and past contributions, performance and dedication and providing incentives for superior long-term performance. We believe that there should be a strong link between pay and performance of both the Company and the individual. Accordingly, a large percentage of annual compensation consists of discretionary bonus compensation. This ensures that compensation paid to an executive reflects the individual's specific contributions to our success, the level and degree of complexity involved in his/her contributions to the Company and the Company's overall performance. We believe our compensation package aligns the interests of executive officers with those of our stockholders.

        The Company believes that our current compensation program fits within our overall compensation philosophy of providing a straight-forward compensation package and strikes the appropriate balance between short and long-term performance objectives.


SETTING EXECUTIVE COMPENSATION

        In determining compensation for our Named Executive Officers, the Compensation Committee does not rely on any specific formula, benchmarking or pre-determined targets. The Compensation Committee focuses primarily on its subjective determination of the performance of the individual executive officer, as well as on the performance of the Company.

        In considering executive compensation, the Compensation Committee takes into account an executive officer's responsibilities, as well as the services rendered by the executive officer to the Company.


ELEMENTS OF COMPENSATION

        Our compensation package for executive officers consists of three basic elements: (1) base salary; (2) annual bonus compensation; and (3) long-term incentives in the form of stock options granted pursuant to our 1999 stock incentive plan.

        Other elements of compensation include medical and life insurance benefits available to employees generally. Additionally, certain perquisites may be available to executive officers that are not available to other employees generally.

        Each element of compensation serves a different purpose. Salary and bonus payments are designed mainly to reward current and past performance, while stock options are designed to provide incentive for strong long-term future performance and are directly linked to stockholders' interests because the value of the awards will increase or decrease based upon the future price of our common stock.

        None of our executive officers is a party to an employment agreement with the Company.

        BASE SALARY

        Base salary is consistent with the executive's office and level of responsibility, with annual salary increases which generally amount to a small percentage of the executive's prior base salary, primarily reflecting cost of living increases.

        SHORT TERM INCENTIVES - ANNUAL BONUS COMPENSATION

       Annual bonus compensation of executive officers is determined by the Compensation Committee based on its subjective assessment of an executive's performance and the Company's performance. Bonuses can vary widely from year to year, reflecting the varying levels of real estate sales in any given year, the progress made on obtaining entitlements for land development on land owned by the Company and on the degree of success in finding, analyzing and purchasing new real estate development opportunities.

       Additionally, in 2006 all employees of the Company (but not all subsidiaries) received a discretionary year-end bonus equal to approximately 3% of base salary.


        LONG TERM INCENTIVES - STOCK OPTIONS

        By means of our 1999 stock incentive plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.


                Options Awarded to Executive Officers

        Occasionally, stock options may be awarded which, under the terms of our 1999 stock incentive plan, permit the executive officer or other employee to purchase shares of our common stock at not less than the fair market value of the shares of common sock at the date of grant. The extent to which the employee realizes any gain is, therefore, directly related to increases in the price of our common stock and, therefore, stockholder value, during the period of the option. In certain circumstances, options having an exercise price below the fair market value of our common stock on the date of grant may be issued (although none have been granted to date). Options granted to executive officers generally become exercisable at the rate of 20% per year, commencing one year after the date of grant. The number of stock options awarded to an executive officer is generally not based on any specific formula, but rather on a subjective assessment of the executive's performance and the Company's performance. Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information. Besides the options granted to Paul J. Borden by virtue of the automatic grant to directors, as discussed below, the last time that options were granted to executive officers was in 2000.


               Options Awarded to Directors

        Under the terms of our 1999 stock incentive plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year. As stated above, options are priced at the closing price on the date of grant.

        In July 2006, pursuant to this automatic grant, Paul J. Borden was granted options to purchase 1,000 shares of our common stock with an exercise price of $65.50 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.


        OTHER BENEFITS; EXECUTIVE PERQUISITES

        Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

        Mr. Borden maintains his primary residence in New Jersey. We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California. Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements. As a result, beginning in 2005, the Board of Directors (without Mr. Borden's participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us. In 2006, we paid Mr. Borden $46,952 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2006.

        Mr. Noland receives the use of a Company owned car and certain related benefits.

        No other Named Executive Officers receive perquisites.

STOCK OWNERSHIP REQUIREMENTS

       We do not have a formal stock ownership requirement.


COMPENSATION OF NAMED EXECUTIVE OFFICERS

       On January 9, 2007, the Compensation Committee approved annual salary increases (effective January 1, 2007) and discretionary 2006 cash bonuses for each of the Named Executive Officers.


ACCOUNTING AND TAX MATTERS

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The cost is recognized as an expense over the vesting period of the award. Prior to adoption of SFAS 123R, no compensation cost was recognized in the statements of operations for the Company's share-based compensation plans, although the Company disclosed certain pro forma amounts as required. SFAS 123R has not had a material impact on the Company's consolidated financial statements.

        Under the provisions of Section 162(m) of the Internal Revenue Code of 1986, we would not be able to deduct compensation to our executive officers whose compensation is required to be disclosed for such year in excess of $1 million per year unless such compensation was within the definition of "performance-based compensation" or meets certain other criteria. To qualify as "performance-based compensation," in addition to certain other requirements, compensation generally must be based on achieving certain pre-established objective performance criteria. The Board of Directors believes that compensation at such levels is not likely to be a recurring event and that it is in our interest to retain maximum flexibility in our compensation programs to enable us to appropriately reward, retain and attract the executive talent necessary to the Company's success. The Board recognizes that in appropriate circumstances compensation that is not deductible under Section 162(m) may be warranted and could be paid in the Board of Directors' discretion.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee consists of Mr. Steinberg. Mr. Steinberg was not an officer or employee of the Company during 2006 nor was he formerly an officer of the Company. As discussed under "Related Person Transactions" Mr. Steinberg's brother is a partner in a law firm to which the Company paid approximately $240,000 in 2006 for legal services rendered to the Company.


COMPENSATION COMMITTEE REPORT

        I have reviewed and discussed with the Company's management the above Compensation Discussion and Analysis ("CD&A"). Based upon my review and discussions, I have recommended to the Board of Directors that the CD&A be included in this Form 10-K/A.



                                        COMPENSATION COMMITTEE

                                        Joseph S. Steinberg

                                            SUMMARY COMPENSATION TABLE

-----------------------  -----  ------------  -----------  ------------  -----------------  ---------
  Name and Principal     Year     Salary        Bonus        Option         All Other         Total
       Position                                             Awards(2)     Compensation(3)
-----------------------  -----  ------------  -----------  ------------  -----------------  ---------
Paul J. Borden,          2006    $262,732(1)   $307,162      $12,169       $119,288(4)      $701,351
President
-----------------------  -----  ------------  -----------  ------------  -----------------  ---------
Curt R. Noland,          2006    $154,492      $254,635         --          $16,970(5)      $426,097
Vice President
-----------------------  -----  ------------  -----------  ------------  -----------------  ---------
Erin N.                  2006    $125,008      $253,750         --           $8,800         $387,558
Ruhe,
Vice President,
Treasurer and
Controller
-----------------------  -----  ------------  -----------  ------------  -----------------  ---------

(1) Includes director fees to Mr. Borden from the Company of $24,000 in 2006.

(2) This column represents the expense recorded in 2006 for the fair value of stock options granted to Mr. Borden in 2006 and prior years, all in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the 2006 grant refer to Note 7 to our consolidated financial statements contained in our Form 10-K for the fiscal year ended December 31, 2006. For information on the valuation assumptions with respect to grants made prior to 2006, refer to the note on Stock Incentive Plans in the Company's financial statements in the Form 10-K for the respective fiscal year.

(3) Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer. The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(4) Consists of non-cash compensation of $27,048 for maintaining a temporary residence in California and $25,013 for airfare to and from his primary residence in New Jersey. This column also includes transportation and the personal use of a Company car while in California and related expenses, as well as contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden. Also includes $46,952 in additional cash compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.

(5) Consists of non-cash compensation for use of a Company car and related expenses and contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Noland, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Noland.

                       GRANTS OF PLAN-BASED AWARDS IN 2006

This table provides information about equity awards granted to the named executives in 2006 under our 1999 Stock Option Plan. As discussed in the CD&A, in 2006 Mr. Borden was granted options pursuant to the automatic grant to directors under the 1999 stock incentive plan.



-------------------------------------------------------------------------------
Name                          Grant      All Other      Exercise     Grant
                              Date       Option         or Base      Date
                                         Awards:        Price of     Fair
                                         Number of      Option       Value of
                                         Securities     Awards       Stock
                                         Underlying     (2)          and
                                         Options                     Option
                                         (1)                         Awards
                                                                     (3)

-------------------------------------------------------------------------------
Paul J. Borden, President     7/18/06    1,000          $65.50       $23,827
-------------------------------------------------------------------------------


(1) This column shows the number of common shares issuable under options granted in 2006. The options vest and become exercisable in four equal installments beginning on July 18, 2007.

(2) This column shows the exercise price for the stock options granted, which was the closing price of the Company's common stock on the date of grant, July 18, 2006.

(3) This column shows the fair value of any stock options granted to the Named Executive Officer in 2006. The fair value was determined in accordance with SFAS 123R on the grant date, and is being recognized as an expense over the vesting period.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

This table provides information on the holdings of option awards by the Named Executive Officers at December 31, 2006. This table includes exercisable and unexercisable options. The options vest and become exercisable in five equal annual installments, commencing one year from the grant date. For additional information about the option awards, see the description of our 1999 stock incentive plan in the CD&A.



--------------------------------------------------------------------------------
                                            Option Awards
--------------------------------------------------------------------------------
Name              Grant Date     Number of Securities        Option    Option
                                Underlying Unexercised      Exercise  Expiration
                                 Options Price Date
--------------------------------------------------------------------------------
                            Exercisable   Unexercisable
--------------------------------------------------------------------------------
Paul J. Borden,     7/10/02      100            --           $9.50     7/10/07
President
                     7/9/03       75            25          $27.40      7/9/08

                    8/24/04      500           500          $44.50     8/24/09

                    7/12/05      250           750          $65.19     7/12/10

                    7/18/06       --         1,000          $65.50     7/18/11
--------------------------------------------------------------------------------


                OPTION EXERCISES AND STOCK VESTED IN FISCAL 2006

This table provides information for the Named Executive Officers with respect to stock options exercised during 2006, including the number of shares acquired upon exercise and the value realized, each before payment of any applicable withholding taxes.

         --------------------------------------------------------------
                                               Option Awards
         --------------------------------------------------------------
         Name                              Number of         Value
                                            Shares          Realized
                                           Acquired       on Exercise
                                          on Exercise

         --------------------------------------------------------------
         Paul J. Borden, President (1)       2,600          $141,520
         --------------------------------------------------------------
         Erin N. Ruhe, Controller,           2,500          $136,250
         Vice President and Treasurer
         (2)
         --------------------------------------------------------------


(1) Mr. Borden exercised 2,500 stock options on March 2, 2006 with an exercise price of $7.50 per share and a market price of $62.00 per share and 100 stock options on March 2, 2006 with an exercise price of $9.30 and a market price of $62.00.

(2) Ms. Ruhe exercised 2,500 stock options on March 2, 2006 with an exercise price of $7.50 per share and a market price of $62.00 per share.

                              DIRECTOR COMPENSATION

        In 2006, each director received a retainer of $24,000 for serving on the Board of Directors. In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee, and Dr. Lobatz was paid $17,000 for serving on the Audit Committee. In addition, under the terms of our 1999 Stock Incentive Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year. The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant. These options become exercisable at the rate of 25% per year commencing one year after the date of grant. As a result of this provision, options to purchase 1,000 shares of Common Stock at an exercise price of $65.50 per share were awarded to each of Messrs. Bienvenue, Considine, Cumming, Lobatz and Steinberg on July 18, 2006. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.


       This table sets forth compensation paid to the non-employee directors during 2006.

         ----------------------------------------------------------------------
                   Name           Fees Earned or     Option          Total
                                     Paid in         Awards           (3)
                                       Cash            (2)
                                       (1)
         ----------------------------------------------------------------------
         Patrick D. Bienvenue        $24,000         $12,169        $36,196
         ----------------------------------------------------------------------
         Timothy M. Considine        $50,000         $12,169        $62,199
         ----------------------------------------------------------------------
         Ian M. Cumming              $24,000         $12,169        $36,196
         ----------------------------------------------------------------------
         Michael A. Lobatz           $41,000         $12,169        $53,196
         ----------------------------------------------------------------------
         Joseph S. Steinberg         $24,000         $12,169        $36,196
         ----------------------------------------------------------------------


(1) This column reports the amount of cash compensation earned in 2006 for Board and committee service.

(2) This column represents the expense recorded in 2006 for the fair value of options granted to directors in 2006 and in prior years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions with respect to the 2006 grant refer to Note 7 to our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2006. For information on the valuation assumptions with respect to grants made prior to 2006, refer to the note on Stock Incentive Plans in the Company's financial statements in the Form 10-K for the respective fiscal year.

(3) This table does not include disclosure for any perquisites and other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director. Such perquisites and other personal benefits consisted of expenses incurred in connection with attendance at board and committee meetings, principally travel, lodging, meals and other incidental expenses for spouses/guests accompanying directors to Company related events.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                          PRESENT BENEFICIAL OWNERSHIP

        Set forth below is certain information as of April 17, 2007, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of the executive officers named in the Summary Compensation Table under "Executive Compensation," (4) the trust for the benefit of Mr. Steinberg's children and private charitable foundations established by Mr. Cumming and Mr. Steinberg and
(5) all of our executive officers and directors as a group. Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

                                               Number of Shares
Name and Address                                and Nature of      Percent
of Beneficial Owner                          Beneficial Ownership  of Class
-------------------                          --------------------  --------

Leucadia National Corporation (a)..........   2,474,226              29.9%
Beck, Mack & Oliver LLC (b) ...............     528,728               6.4%
Patrick D. Bienvenue.......................       2,125  (c)          *
Paul J. Borden.............................       7,703  (c)          *
Timothy M. Considine.......................       2,625  (d)          *
Ian M. Cumming.............................     609,284  (e)(f)       7.4%
Michael A. Lobatz..........................       2,025  (c)          *
Curt R. Noland.............................       5,000               *
Erin N. Ruhe...............................       5,000               *
Joseph S. Steinberg........................     742,745  (f)(g)       9.0%
The Steinberg Children Trust...............      27,532  (h)           .3%
Cumming Foundation.........................     172,330  (i)          2.1%
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust.................      42,381  (j)           .5%
All Directors and executive officers
   as a group (8 persons)..................    1,376,507 (k)         16.6%

-------------------
*  Less than .1%.

(a) The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b) The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017. Based upon a Schedule 13G dated February 6, 2007, filed by Beck, Mack & Oliver LLC ("BMO") and discussions with BMO, the securities reported in BMO's Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO. Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients. Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

(c) Includes 925 shares that may be acquired upon the exercise of currently exercisable stock options.

(d) Includes 500 shares held by the Seeseeanoh Inc. Retirement Plan. Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California. Also includes (i) 1,325 shares held by The Considine Family 1981 Trust, of which Mr. Considine and his wife are trustees and (ii) 800 shares that may be acquired upon exercise of currently exercisable stock options.

(e) Includes (i) 9,530 shares (.1%) beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner, (ii) 60,000 shares (.7%) held by a corporation which is 50% owned by Mr. Cumming and 50% owned by Mr. Cumming's wife and
    (iii) 925 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Cumming may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares.

(f) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company. The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(g) Includes (i) 3,676 shares (less than .1%) beneficially owned by Mr. Steinberg's wife and daughter as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares (.7%) owned by trusts for the benefit of Mr. Steinberg's children and (iii) 925 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Steinberg may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares.

(h) Mr. Steinberg disclaims beneficial ownership of all of our common stock held by this trust.

(i) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of our common stock held by the foundation.

(j) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.

(k) Includes 5,425 shares that may be acquired upon the exercise of currently exercisable stock options.

        As of April 17, 2007, Cede & Co. held of record 4,820,554 shares of our common stock (approximately 58.3% of our total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

        As described in our Form 10-K for the fiscal year ended December 31, 2006, our common stock are subject to transfer restrictions that are designed to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes. Our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares. Stockholders (and prospective stockholders) are advised that, under the tax law rules incorporated in these provisions, the acquisition of even a single share of common stock may be proscribed under our certificate of incorporation, given (among other things) the tax law ownership attribution rules as well as the tax law rules applicable to acquisitions made in coordination with or in concert with others. The restriction will remain until the earliest of (a) December 31, 2010, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward. The restriction may be waived by our Board of Directors. Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisors and/or us to determine whether their ownership of our common shares approaches the proscribed level. Based upon discussions with BMO, we believe that the beneficial ownership (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) by BMO of our common stock as reflected in the table above is not in violation of the transfer restrictions contained in our certificate of incorporation.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
               INDEPENDENCE

POLICIES AND PROCEDURES WITH RESPECT TO TRANSACTIONS WITH RELATED PERSONS


        The Board has adopted a policy for the review, approval and ratification of transactions that involve "related persons" and potential conflicts of interest (the "Related Person Transaction Policy").


        The Related Person Transaction Policy applies to each director and executive officer of the Company, any nominee for election as a director of the Company, any security holder who is known to own of record or beneficially more than five percent of any class of the Company's voting securities, any immediate family member of any of the foregoing persons, and any corporation, firm, association or their entity in which one or more directors of the Company are directors or officers, or have a substantial financial interest (each a "Related Person").


        Under the Related Person Transaction Policy, a Related Person Transaction is defined as a transaction or arrangement involving a Related Person in which the Company is a participant or that would require disclosure in the Company's filings with the SEC as a transaction with a Related Person.


        Under the Related Person Transaction Policy, Related Persons must disclose to the Audit Committee any potential Related Person Transactions and must disclose all material facts with respect to such interest. All Related Person Transactions will be reviewed by the Audit Committee and, in its discretion, approved or ratified. In determining whether to approve or ratify a Related Person Transaction the Audit Committee will consider the relevant facts and circumstances of the Related Person Transaction, which may include factors such as the relationship of the Related Person with the Company, the materiality or significance of the transaction to the Company and the Related Person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company business and operation.


RELATED PERSON TRANSACTIONS

        The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned, both before and after the Company's October 2002 acquisition of the San Elijo Hills project. Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of these subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2006, the amount of outstanding bonds was approximately $18,300,000.

        Since 1995, Leucadia has been providing administrative and accounting services to the Company. Under the current administrative services agreement, Leucadia provides services to the Company for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2006). Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company's Secretary, in addition to various administrative functions. Ms. Maki is an officer of subsidiaries of Leucadia. The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Leucadia has the right to terminate the agreement by giving the Company not less than one year's prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia. The agreement has not been terminated by either party.

        Mr. Steinberg's brother, Morton M. Steinberg, is a partner in the law firm DLA Piper, US LLP, an international law firm with offices in twenty four countries. During 2006, the Company paid approximately $240,000 in aggregate fees to such firm for legal services rendered to the Company. This amount represents less than .25% of all fees received by DLA Piper, US LLP in 2006. Mr. Morton Steinberg has a less than 1% partnership interest in DLA Piper, US LLP.

        The Audit Committee or the Board has approved or ratified each of the foregoing.

DIRECTOR INDEPENDENCE

        The Board of Directors has determined that Mr. Considine and Dr. Lobatz are independent, applying the National Association of Securities Dealers' listing standards for independence.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit work performed by the Company's independent auditor, PricewaterhouseCoopers LLP. The Audit Committee has pre-approved (i) certain general categories of work where no specific case-by-case approval is necessary ("general pre-approvals") and (ii) categories of work which require the specific pre-approval of the Audit Committee ("specific pre-approvals"). For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the Audit Committee is required. The Audit Committee has delegated to the Committee chair the ability to pre-approve all of these services. Any pre-approval decisions made by the Committee chair under this delegated authority will be reported to the full Audit Committee. All requests for services to be provided by PricewaterhouseCoopers LLP that do not require specific approval by the Audit Committee must be submitted to the Controller of the Company, who determines whether such services are in fact within the scope of those services that have received the general pre-approval of the Audit Committee. The Controller reports to the Audit Committee periodically.

         In accordance with the SEC's definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company's consolidated financial statements included in the Company's Form 10-K, the review of financial statements included in the Company's Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules. All such services were approved by the Audit Committee. Such amounts aggregated $245,500 and $222,000 for the years ended December 31, 2006 and 2005, respectively.

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.20 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement dated November 22, 1999).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "2006 10-K")).

23 Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company's Registration Statement on Form S-8 (File No. 333-97079) (incorporated by reference to Exhibit 23 to the Company's 2006 10-K).

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

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


*       Furnished herewith pursuant to Item 601(b) (32) of Regulation S-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned duly authorized.


Date: April 30, 2007               HOMEFED CORPORATION

                                   By /s/ Erin N. Ruhe
                                     ---------------------------
                                      Erin N. Ruhe
                                      Vice President, Treasurer and Controller