Form 10-Q
period 2007-03-31
HOMEFED CORP
filed 2007-05-03
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2007

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

Large accelerated filer      Accelerated filer  X     Non-accelerated filer
                       ----                   ----                          ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              YES          NO    X
                                  -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 1, 2007, there were 8,273,834 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        Part I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Dollars in thousands, except par value)
(Unaudited)

                                                                              March 31,        December 31,
                                                                                2007              2006
                                                                             ----------        ----------

ASSETS
Real estate                                                                   $  83,113        $  79,341
Cash and cash equivalents                                                        33,321           47,177
Investments-available for sale (aggregate cost of  $87,645 and $83,783)          87,672           83,829
Accounts receivable, deposits and other assets                                      743            1,798
Deferred income taxes                                                            24,638           25,154
                                                                              ---------        ---------
TOTAL                                                                         $ 229,487        $ 237,299
                                                                              =========        =========

LIABILITIES
Notes payable                                                                 $   9,931        $   9,898
Deferred revenue                                                                 27,053           34,446
Accounts payable and accrued liabilities                                          7,590            8,734
Liability for environmental remediation                                          10,639           10,690
Income taxes payable                                                                626            1,965
Other liabilities                                                                 3,337            3,719
                                                                              ---------        ---------
                     Total liabilities                                           59,176           69,452
                                                                              ---------        ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                13,536           13,067
                                                                              ---------        ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,273,834 shares outstanding                                                      83               83
Additional paid-in capital                                                      381,501          381,478
Accumulated other comprehensive income                                               16               27
Accumulated deficit                                                            (224,825)        (226,808)
                                                                              ---------        ---------
                     Total stockholders' equity                                 156,775          154,780
                                                                              ---------        ---------
TOTAL                                                                         $ 229,487        $ 237,299
                                                                              =========        =========



             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)



                                                                              2007              2006
                                                                              -----             -----


REVENUES
Sales of real estate                                                        $ 7,393          $ 16,985
Co-op marketing and advertising fees                                             95               251
                                                                            -------          --------
                                                                              7,488            17,236
                                                                            -------          --------

EXPENSES
Cost of sales                                                                 2,009             4,424
General and administrative expenses                                           2,934             5,102
Administrative services fees to Leucadia National Corporation                    45                45
                                                                            -------          --------
                                                                              4,988             9,571
                                                                            -------          --------

Income from operations                                                        2,500             7,665

Other income, net                                                             1,005             1,587
                                                                            -------          --------

Income before income taxes and minority interest                              3,505             9,252
Income tax provision                                                         (1,435)           (3,776)
                                                                            -------          --------

Income before minority interest                                               2,070             5,476
Minority interest                                                              (469)           (1,049)
                                                                            -------          --------

Net income                                                                  $ 1,601          $  4,427
                                                                            =======          ========

Basic income per common share                                               $  0.19          $   0.54
                                                                            =======          ========

Diluted income per common share                                             $  0.19          $   0.54
                                                                            =======          ========




                    See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the three month periods ended March 31, 2007 and 2006
(In thousands, except par value and per share amounts)
(Unaudited)


                                                               Common                       Accumulated
                                                                Stock       Additional        Other                       Total
                                                              $.01 Par       Paid-In      Comprehensive   Accumulated  Stockholders'
                                                                Value        Capital       Income (Loss)    Deficit        Equity
                                                           -------------    -----------   --------------  ------------  ----------

Balance, January 1, 2006                                         $ 83         $ 381,224         $  6       $ (239,848)    $ 141,465
                                                                                                                          ---------

     Comprehensive income:
         Net change in unrealized gain (loss) on
          investments, net of taxes of $9                                                         12                             12
         Net income                                                                                             4,427         4,427
                                                                                                                          ---------
              Comprehensive income                                                                                            4,439
                                                                                                                          ---------

     Share-based compensation expense                                                15                                          15
     Exercise of options to purchase common shares                                   68                                          68
     Dividends ($.50 per common share)                                                                         (4,136)       (4,136)
                                                                 ----         ---------         ----       ----------     ---------
Balance, March 31, 2006                                          $ 83         $ 381,307         $ 18       $ (239,557)    $ 141,851
                                                                 ====         =========         ====       ==========     =========

Balance, January 1, 2007                                         $ 83         $ 381,478         $ 27       $ (226,808)    $ 154,780
                                                                                                                          ---------

     Cumulative effect of change in accounting
         principle as of January 1, 2007 -- FASB
         Interpretation No. 48                                                                                    382           382
                                                                                                                          ---------
     Comprehensive income:
         Net change in unrealized gain (loss) on
          investments, net of taxes of $8                                                        (11)                           (11)
         Net income                                                                                             1,601         1,601
                                                                                                                          ---------
              Comprehensive income                                                                                            1,590
                                                                                                                          ---------
     Share-based compensation expense                                                23                                          23
                                                                 ----         ---------         ----       ----------     ---------
Balance, March 31, 2007                                          $ 83         $ 381,501         $ 16       $ (224,825)    $ 156,775
                                                                 ====         =========         ====       ==========     =========


            See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2007 and 2006
(In thousands)
(Unaudited)

                                                                                    2007                 2006
                                                                                    ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                        $ 1,601            $   4,427
Adjustments to reconcile net income to net cash used for
   operating activities:
       Minority interest                                                              469                1,049
       Provision for deferred income taxes                                            524                1,387
       Share-based compensation expense                                                23                   15
       Other amortization related to investments                                   (1,197)                (711)
       Changes in operating assets and liabilities:
            Real estate                                                            (3,733)              (6,406)
            Accounts receivable, deposits and other assets                          1,055                2,157
            Notes payable                                                              (6)                 --
            Deferred revenue                                                       (7,393)             (15,490)
            Accounts payable and accrued liabilities                               (1,144)                (344)
            Liability for environmental remediation                                   (51)                (126)
            Income taxes payable                                                   (1,339)              (8,911)
            Other liabilities                                                        --                    (99)
                                                                                  -------            ---------
                   Net cash used for operating activities                         (11,191)             (23,052)
                                                                                  -------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments (other than short-term)                           (62,365)             (56,240)
       Proceeds from maturities of investments-available for sale                  59,700               27,300
                                                                                  -------            ---------
                    Net cash used for investing activities                         (2,665)             (28,940)
                                                                                  -------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of options to purchase common shares                                --                      68
                                                                                  -------            ---------

Net decrease in cash and cash equivalents                                         (13,856)             (51,924)

Cash and cash equivalents, beginning of period                                     47,177              131,688
                                                                                  -------            ---------

Cash and cash equivalents, end of period                                          $33,321            $  79,764
                                                                                  =======            =========

Supplemental disclosures of cash flow information:
       Cash paid for interest (net of amounts capitalized)                        $   --             $    --
       Cash paid for income taxes                                                 $ 2,250            $  11,300



             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2006, which are included in the Company's Annual Report filed on Form 10-K for such year, as amended (the "2006 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2006 was derived from the Company's audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes the accounting for and disclosure of uncertainty in income tax positions. FIN 48 specifies a recognition threshold that must be met before any part of the benefit of a tax position can be recognized in the financial statements, specifies measurement criteria and provides guidance for classification and disclosure. As a result of the adoption of FIN 48, the Company reduced its liability for uncertain tax positions by $400,000, which was accounted for as a reduction to its accumulated deficit as of January 1, 2007.

     The Company's accounting policy for recording interest and penalties, if any, with respect to uncertain tax positions is to classify interest and penalties as components of income tax expense. As of the date of adoption of FIN 48, the aggregate amount of unrecognized tax benefits reflected in the Company's balance sheet was $2,800,000 (including $500,000 for interest); if recognized, such amounts would lower the Company's effective income tax rate. Such amounts were not materially different at March 31, 2007. Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits will decrease by $1,200,000 upon the expiration of the statute of limitations. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2002, and with respect to California state income tax returns through 2001.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 and SFAS 159 on its consolidated financial statements.

2. The Company elected not to extend the $10,000,000 line of credit agreement with Leucadia National Corporation ("Leucadia") that matured on February 28, 2007.

3. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average number of common shares outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The treasury stock method is used for these calculations. The number of shares used to calculate basic earnings per share amounts was 8,273,834 and 8,267,846 for the three month periods ended March 31, 2007 and 2006, respectively. The number of shares used to calculate diluted earnings per share was 8,275,435 and 8,272,211 for the three month periods ended March 31, 2007 and 2006, respectively.

4. Pursuant to the administrative services agreement, Leucadia provides administrative and accounting services, including providing the services of the Company's Secretary. Administrative service fee expenses were $45,000 for each of the three month periods ended March 31, 2007 and 2006. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. A subsidiary of the Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 in 2007 and 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the three month periods ended March 31, 2007 and 2006, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project, federal and state tax payments and general and administrative expenses. The Company's principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of March 31, 2007, the Company had aggregate cash, cash equivalents and investments of $121,000,000 to meet its current needs and for future investment opportunities.

As of March 31, 2007, the aggregate balance of deferred revenue for all real estate sales was $27,100,000, which the Company estimates will be substantially recognized as revenue by the end of 2007. The Company estimates that it will spend approximately $7,500,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of March 31, 2007, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

         Single family lots to be developed and sold         441
         Multi-family units                                   40
         Square footage of commercial space              115,000

As more fully discussed in the 2006 10-K, there has been a slowdown in sales of residential properties in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits at the San Elijo Hills project during 2006 and the first quarter of 2007. Residential home prices and building starts have declined and in 2006 certain builders did not close on their purchase agreements, thereby forfeiting option payments. Although it is not actively soliciting bids for its remaining inventory of single family lots, the Company is currently completing development of all of its remaining lots at the San Elijo Hills project, many of which are "premium" lots which the Company believes will command premium prices if, and when, the market recovers. The Company is unable to predict when local residential real estate market conditions might improve; however, the Company intends to wait for market conditions to improve before marketing its remaining inventory for sale. The Company believes that by exercising patience with the current market conditions it can best maximize shareholder value with its remaining residential lot inventory.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

There were no sales that closed during the first quarter of 2007 and 2006.

As discussed in the 2006 10-K, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. Revenues include amounts that were previously deferred of $7,400,000 and $15,500,000 for the periods ended March 31, 2007 and 2006, respectively, which were recognized upon completion of certain required improvements.

During the periods ended March 31, 2007 and 2006, cost of sales of real estate aggregated $2,000,000 and $4,300,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

         Otay Ranch Project:
         -------------------

During the first quarter of 2006, the Company sold approximately 115 acres of non-developable land for $1,500,000 and recognized a gain of $1,400,000 on the sale. There was no real estate sales activity at the Otay Ranch project during the first quarter of 2007. As discussed in the 2006 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $100,000 and $300,000 for the three month periods ended March 31, 2007 and 2006, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $40,000 and $200,000 for the periods ended March 31, 2007 and 2006, respectively.

General and administrative expenses decreased in 2007 as compared to the same period in 2006, primarily reflecting lower legal, compensation and marketing expenses. Legal expense decreased by $1,900,000, reflecting less activity in pending litigation; certain of which are currently being appealed. Compensation expense decreased by $200,000 in 2007 due to a decrease in estimated general bonus expense. Marketing expenses declined by $100,000 as a result of a reduction in the number of special promotional events relating to new neighborhoods for sale at the San Elijo Hills project.

The decrease in other income for the 2007 period as compared to the same period in 2006 primarily relates to investment income. Investment income for the 2007 period decreased by $400,000, primarily due to a lower amount of invested assets reflecting a cash dividend paid to shareholders in April 2006, cash payments to minority holders in June 2006 and net cash used for operating activities during 2006. Other income also reflects an increase in farming expenses of $200,000 at the Rampage property.

The Company's effective income tax rate during the 2007 and 2006 periods are higher than the federal statutory rate due to California state income taxes.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; the economic strength of the Southern California region where our business is currently concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes in the United States generally and California in particular that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; changes in the composition of our assets and liabilities through acquisitions or divestitures; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; and our ability to generate sufficient taxable income to fully realize our deferred tax asset. For additional information see Part I, Item 1A. Risk Factors in the 2006 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and is incorporated by reference herein.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2007. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



                                                HOMEFED CORPORATION
                                                     (Registrant)




Date: May 3, 2007                              By: /s/ Erin N. Ruhe
                                                  --------------------
                                                  Erin N. Ruhe
                                                  Vice President, Treasurer
                                                  and Controller
                                                  (Principal Accounting Officer)

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