Form 10-Q
period 2007-06-30
HOMEFED CORP
filed 2007-08-07
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 1, 2007, there were 8,274,384 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                          Part I -FINANCIAL INFORMATION


Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Dollars in thousands, except par value)
(Unaudited)


                                                                                    June 30,                   December 31,
                                                                                      2007                         2006
                                                                                 --------------               ------------


ASSETS
------
Real estate                                                                      $     84,569                 $     79,341
Cash and cash equivalents                                                              23,065                       47,177
Investments-available for sale (aggregate cost of  $93,869 and $83,783)                93,917                       83,829
Accounts receivable, deposits and other assets                                          1,505                        1,798
Deferred income taxes                                                                  24,242                       25,154
                                                                                 ------------                 ------------
TOTAL                                                                            $    227,298                 $    237,299
                                                                                 ============                 ============

LIABILITIES
-----------
Notes payable                                                                    $      8,914                 $      9,898
Deferred revenue                                                                       23,152                       34,446
Accounts payable and accrued liabilities                                                8,550                        8,734
Non-refundable option payments                                                            350                         --
Liability for environmental remediation                                                10,587                       10,690
Income taxes payable                                                                    --                           1,965
Other liabilities                                                                       3,770                        3,719
                                                                                 ------------                 ------------

                  Total liabilities                                                    55,323                       69,452
                                                                                 ------------                 ------------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                                      14,079                       13,067
-----------------
                                                                                 ------------                 ------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,274,184 and 8,273,834 shares outstanding                                              83                           83
Additional paid-in capital                                                            381,534                      381,478
Accumulated other comprehensive income                                                     29                           27
Accumulated deficit                                                                  (223,750)                    (226,808)
                                                                                 ------------                 ------------

                  Total stockholders' equity                                          157,896                      154,780
                                                                                 ------------                 ------------

TOTAL                                                                            $    227,298                 $    237,299
                                                                                 ============                 ============


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)

                                                                   For the Three Month                    For the Six Month
                                                                  Period Ended June 30,                  Period Ended June 30,
                                                               ------------------------             --------------------------
                                                                2007             2006                   2007        2006
                                                                ----             ----                   ----        ----

REVENUES
--------
Sales of real estate                                           $     6,379    $   20,254             $   13,772   $  37,239
Co-op marketing and advertising fees                                   198           252                    293         503
                                                               -----------    ----------             ----------   ---------
                                                                     6,577        20,506                 14,065      37,742
                                                               -----------    ----------             ----------   ---------

EXPENSES
--------
Cost of sales                                                        2,055         4,545                  4,064       8,969
General and administrative expenses                                  2,936         3,996                  5,870       9,098
Administrative services fees to Leucadia National
   Corporation                                                          45            45                     90          90
                                                               -----------    ----------             ----------   ---------
                                                                     5,036         8,586                 10,024      18,157
                                                               -----------    ----------             ----------   ---------

Income from operations                                               1,541        11,920                  4,041      19,585

Other income, net                                                    1,203         1,577                  2,208       3,164
                                                               -----------    ----------             ----------   ---------

Income before income taxes and minority interest                     2,744        13,497                  6,249      22,749
Income tax provision                                                (1,126)       (5,506)                (2,561)     (9,282)
                                                               -----------    ----------             ----------   ---------

Income before minority interest                                      1,618         7,991                  3,688      13,467
Minority interest                                                     (543)       (4,548)                (1,012)     (5,597)
                                                               -----------    ----------             ----------   ---------

Net income                                                     $     1,075    $    3,443             $    2,676   $   7,870
                                                               ===========    ==========             ==========   =========

Basic income per common share                                       $ 0.13        $ 0.42                 $ 0.32      $ 0.95
                                                                    ======        ======                 ======      ======

Diluted income per common share                                     $ 0.13        $ 0.42                 $ 0.32      $ 0.95
                                                                    ======        ======                 ======      ======









             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the six month periods ended June 30, 2007 and 2006
(In thousands, except par value)
(Unaudited)


                                                Common                            Accumulated
                                                 Stock         Additional            Other                                  Total
                                                $.01 Par         Paid-In         Comprehensive         Accumulated     Stockholders'
                                                 Value           Capital             Income              Deficit           Equity
                                             -------------    ------------    -------------------    ---------------   ------------


Balance, January 1, 2006                           $   83        $381,224          $    6             $ (239,848)      $   141,465
                                                                                                                       -----------

     Comprehensive income:
       Net change in unrealized gain on
        investments, net of taxes of $4                                                 5                                        5
       Net income                                                                                          7,870             7,870
                                                                                                                       -----------
           Comprehensive income                                                                                              7,875
                                                                                                                       -----------
     Share-based compensation expense                                  29                                                       29
     Exercise of options to purchase
      common shares                                                    71                                                       71
     Dividends ($0.50 per common share)                                                                   (4,136)           (4,136)
                                                   ------        --------          ------             ----------       -----------

Balance, June 30, 2006                             $   83        $381,324          $   11             $ (236,114)      $   145,304
                                                   ======        ========          ======             ==========       ===========

Balance, January 1, 2007                           $   83        $381,478          $   27             $ (226,808)      $   154,780
                                                                                                                       -----------

     Cumulative effect of change in accounting
       principle as of January 1, 2007 --
       FASB Interpretation No. 48                                                                            382               382
                                                                                                                       -----------
     Comprehensive income:
       Net change in unrealized gain on
        investments, net of taxes of $0                                                 2                                        2
       Net income                                                                                          2,676             2,676
                                                                                                                       -----------
           Comprehensive income                                                                                              2,678
                                                                                                                       -----------
     Share-based compensation expense,
       including excess tax benefit                                    52                                                       52
     Exercise of options to purchase
       common shares                                                    4                                                        4
                                                   ------        --------          ------             ----------       -----------

Balance, June 30, 2007                             $   83        $381,534          $   29             $ (223,750)      $   157,896
                                                   ======        ========          ======             ==========       ===========


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2007 and 2006
(In thousands)
(Unaudited)


                                                                                      2007                  2006
                                                                                      ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                            $  2,676            $   7,870
Adjustments to reconcile net income to net cash used for
  operating activities:
    Minority interest                                                                    1,012                5,597
    Provision for deferred income taxes                                                    912                3,608
    Share-based compensation expense                                                        46                   29
    Excess tax benefit from exercise of stock options                                       (6)                --
    Other amortization related to investments                                           (2,357)              (1,791)
    Changes in operating assets and liabilities:
       Real estate                                                                      (5,158)              (8,678)
       Accounts receivable, deposits and other assets                                      811                1,924
       Notes payable                                                                       (69)                (272)
       Deferred revenue                                                                (11,294)             (20,143)
       Accounts payable and accrued liabilities                                           (184)              (1,870)
       Non-refundable option payments                                                      350               (1,000)
       Liability for environmental remediation                                            (103)                (196)
       Income taxes payable                                                             (2,477)              (9,407)
       Other liabilities                                                                   433                 (110)
                                                                                      --------            ---------
           Net cash used for operating activities                                      (15,408)             (24,439)
                                                                                      --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments (other than short-term)                                    (135,580)            (103,622)
  Proceeds from maturities of investments-available for sale                           127,215               83,238
  Proceeds from sales of investments                                                       636                6,999
                                                                                      --------            ---------
           Net cash used for investing activities                                       (7,729)             (13,385)
                                                                                      --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments to trust deed note holders                                           (985)                (301)
  Exercise of options to purchase common shares                                              4                   71
  Dividends paid                                                                          --                 (4,136)
  Distribution to minority interest                                                       --                (15,316)
  Excess tax benefit from exercise of stock options                                          6                 --
                                                                                      --------            ---------
           Net cash used for financing activities                                         (975)             (19,682)
                                                                                      --------            ---------

Net decrease in cash and cash equivalents                                              (24,112)             (57,506)

Cash and cash equivalents, beginning of period                                          47,177              131,688
                                                                                      --------            ---------

Cash and cash equivalents, end of period                                              $ 23,065            $  74,182
                                                                                      ========            =========

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amounts capitalized)                                 $    --             $   --
  Cash paid for income taxes                                                          $  4,125            $  15,080

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

     The Company's accounting policy for recording interest and penalties, if any, with respect to uncertain tax positions is to classify interest and penalties as components of income tax expense. As of the date of adoption of FIN 48, the aggregate amount of unrecognized tax benefits reflected in the Company's balance sheet was $2,800,000 (including $500,000 for interest); if recognized, such amounts would lower the Company's effective income tax rate. Such amounts were not materially different at June 30, 2007. Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits will decrease by $1,200,000 upon the expiration of the statute of limitations. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2002, and with respect to California state income tax returns through 2001.

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

3. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding, and for diluted income per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income per common share was 8,273,897 and 8,273,480 for the three month periods ended June 30, 2007 and 2006, respectively, and 8,273,866 and 8,270,679 for the six month periods ended June 30, 2007 and 2006, respectively. The number of shares used to calculate diluted income per share was 8,275,475 and 8,274,544 for the three month periods ended June 30, 2007 and 2006, respectively, and 8,275,456 and 8,273,444 for the six month periods ended June 30, 2007 and 2006, respectively.
                                       6

4. Pursuant to the administrative services agreement, Leucadia provides administrative and accounting services, including providing the services of the Company's Secretary. Administrative service fee expenses were $45,000 for each of the three month periods ended June 30, 2007 and 2006, and $90,000 for each of the six month periods ended June 30, 2007 and 2006. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. A subsidiary of the Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended June 30, 2007 and 2006, and $6,000 for each of the six month periods ended June 30, 2007 and 2006.

5. Other income, net includes investment income of $1,400,000 and $1,700,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $2,800,000 and $3,500,000 for the six month periods ended June 30, 2007 and 2006, respectively.

6. In June 2007, the Company sold a commercial lot that is planned for approximately 49,400 square feet of commercial space to a national supermarket chain for $1,700,000. The Company expects to realize a pre-tax gain on the sale of approximately $600,000, which will be recognized over time under the percentage of completion method of accounting.

7. On July 10, 2007, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $62.75 per share, the then current market price per share.

8. As of August 1, 2007, the Company has entered into an agreement that has not closed with a homebuilder to sell 27 single family lots for aggregate cash proceeds of $13,500,000, pursuant to which it received a non-refundable option payment of $350,000 in May 2007. This option payment is non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing. Although this agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. Assuming the Company fulfills its obligations pursuant to this agreement in a timely manner, the sale is scheduled to close during 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the six month periods ended June 30, 2007 and 2006, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project, federal and state tax payments and general and administrative expenses. The Company's principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of June 30, 2007, the Company had aggregate cash, cash equivalents and investments of $117,000,000 to meet its current liquidity needs and for future investment opportunities.

As of June 30, 2007, the aggregate balance of deferred revenue for all real estate sales was $23,200,000, which the Company estimates will be substantially recognized as revenue by the end of 2007. The Company estimates that it will spend approximately $6,300,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of June 30, 2007, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

              Single family lots to be developed and sold           441
              Multi-family units                                     40
              Square footage of commercial space                 65,580

Included in the table above, as of August 1, 2007, the Company has entered into an agreement that has not closed with a homebuilder to sell 27 single family lots for aggregate cash proceeds of $13,500,000, pursuant to which it received a non-refundable option payment of $350,000 in May 2007. This option payment is non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing. Although this agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company's recourse will be primarily limited to retaining the option payment. Assuming the Company fulfills its obligations pursuant to this agreement in a timely manner, the sale is scheduled to close during 2007.

As more fully discussed in the 2006 10-K, there has been a slowdown in sales of residential properties in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits at the San Elijo Hills project during 2006 and the first half of 2007. Residential home prices and building starts have declined and in 2006 certain builders did not close on their purchase agreements, thereby forfeiting option payments. Although it is not actively soliciting bids for its remaining inventory of single family lots, the Company is currently completing development of all of its remaining lots at the San Elijo Hills project, many of which are "premium" lots that the Company believes will command premium prices if, and when, the market recovers. The Company is unable to predict when local residential real estate market conditions might improve; however, the Company intends to wait for market conditions to improve before marketing its remaining inventory for sale. The Company believes that by exercising patience with the current market conditions it can best maximize shareholder value with its remaining residential lot inventory.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

During the periods ended June 30, 2007 and 2006, the Company closed on sales of real estate and recognized revenues as follows:



                                              For the Three and Six Month    For the Three and Six Month
                                              Periods Ended June 30, 2007    Periods Ended June 30, 2006
                                             ---------------------------    ---------------------------

Single family units                                       --                              26
Commercial lot sales - planned square feet               49,420                       --
Sales price, net of closing costs                    $1,700,000                  $15,600,000
Revenues recognized on closing date                  $1,200,000                  $11,000,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $4,400,000 and $9,300,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $11,800,000 and $24,700,000 for the six month periods ended June 30, 2007 and 2006, respectively. Such amounts were recognized upon the completion of certain required improvements.

During the second quarter of 2007, the Company collected $800,000 from the sale of very low income apartment units that had not been previously recognized as revenue. Such amount is reflected as sales of real estate for the 2007 periods.

During the three month periods ended June 30, 2007 and 2006, cost of sales of real estate aggregated $2,100,000 and $4,500,000, respectively. During the six month periods ended June 30, 2007 and 2006, cost of sales of real estate aggregated $4,100,000 and $8,900,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

         Otay Ranch Project:
         -------------------

During the first quarter of 2006, the Company sold approximately 115 acres of non-developable land for $1,500,000 and recognized a gain of $1,400,000 on the sale. There was no real estate sales activity at the Otay Ranch project during the three month periods ended June 30, 2007 and 2006 and for the six month period ended June 30, 2007. As discussed in the 2006 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $200,000 and $250,000 for the three month periods ended June 30, 2007 and 2006, respectively and $300,000 and $500,000 for the six month periods ended June 30, 2007 and 2006, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $30,000 and $100,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $70,000 and $250,000 for the six month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses decreased during the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 primarily due to lower expenses related to legal, compensation and marketing. Legal fees decreased by $800,000 and $2,800,000 for the three and six month periods ended June 30, 2007, respectively, reflecting less activity in pending litigation; certain of which are currently being appealed. Compensation expense decreased by $100,000 and $300,000 for the three and six month periods ended June 30, 2007, respectively, principally due to a decrease in general bonus expense. Marketing expenses decreased by $100,000 and $200,000 for the three and six month periods ended June 30, 2007, respectively, as a result of a reduction in the number of special promotional events and advertisements relating to new neighborhoods for sale at the San Elijo Hills project.

The decrease in other income, net for the three and six month periods ended June 30, 2007 period as compared to the same periods in 2006 primarily relates to investment income. Investment income for the three and six months period ended June 30, 2007 decreased by $300,000 and $700,000, respectively, primarily due to a lower amount of invested assets reflecting a cash dividend paid to shareholders in April 2006, cash payments to minority holders in June 2006 and net cash used for operating activities. Other income, net also reflects an increase in farming expenses at the Rampage property of $100,000 and $300,000, respectively for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006.

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


Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2007. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




                                                    HOMEFED CORPORATION
                                                        (Registrant)




Date: August 7, 2007                           By: /s/ Erin N. Ruhe
                                                   -----------------
                                                   Erin N. Ruhe
                                                   Vice President, Treasurer
                                                   and Controller
                                                  (Principal Accounting Officer)

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