Form 10-Q
period 2007-09-30
HOMEFED CORP
filed 2007-10-31
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 30, 2007, there were 8,274,384 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        Part I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1.  Financial Statements.


HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Dollars in thousands, except par value)
(Unaudited)

                                                                               September 30,      December 31,
                                                                                   2007               2006
                                                                               -------------      ----------


ASSETS
Real estate                                                                     $   87,061        $  79,341
Cash and cash equivalents                                                           35,573           47,177
Investments-available for sale (aggregate cost of $74,296 and $83,783)              74,436           83,829
Accounts receivable, deposits and other assets                                       2,620            1,798
Deferred income taxes                                                               23,824           25,154
                                                                                ----------        ---------
TOTAL                                                                           $  223,514        $ 237,299
                                                                                ==========        =========

LIABILITIES
Notes payable                                                                   $    8,942        $   9,898
Deferred revenue                                                                    18,732           34,446
Accounts payable and accrued liabilities                                             7,982            8,734
Non-refundable option payments                                                         350              --
Liability for environmental remediation                                             10,506           10,690
Income taxes payable                                                                   --             1,965
Other liabilities                                                                    2,151            3,719
                                                                                ----------        ---------
             Total liabilities                                                      48,663           69,452
                                                                                ----------        ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                   14,153           13,067
                                                                                ----------        ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,274,384 and 8,273,834 shares outstanding                                           83               83
Additional paid-in capital                                                         381,571          381,478
Accumulated other comprehensive income                                                  84               27
Accumulated deficit                                                               (221,040)        (226,808)
                                                                                ----------        ---------
             Total stockholders' equity                                            160,698          154,780
                                                                                ----------        ---------
TOTAL                                                                           $  223,514        $ 237,299
                                                                                ==========        =========


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)

                                                         For the Three Month           For the Nine Month
                                                      Period Ended September 30,   Period Ended September 30,
                                                      --------------------------   --------------------------
                                                        2007           2006            2007            2006


REVENUES
Sales of real estate                                  $ 4,420        $ 10,108       $ 18,192         $ 47,347
Co-op marketing and advertising fees                      199             156            492              659
                                                      -------        --------       --------         --------
                                                        4,619          10,264         18,684           48,006
                                                      -------        --------       --------         --------

EXPENSES
Cost of sales                                           1,567           2,616          5,631           11,585
General and administrative expenses                     2,535           3,052          8,405           12,150
Administrative services fees to Leucadia National
   Corporation                                             45              45            135              135
                                                      -------        --------       --------         --------
                                                        4,147           5,713         14,171           23,870
                                                      -------        --------       --------         --------

Income from operations                                    472           4,551          4,513           24,136

Other income, net                                       2,080           2,254          4,288            5,418
                                                      -------        --------       --------         --------

Income before income taxes and minority interest        2,552           6,805          8,801           29,554
Income tax (provision) benefit                            232          (2,530)        (2,329)         (11,812)
                                                      -------        --------       --------         --------

Income before minority interest                         2,784           4,275          6,472           17,742
Minority interest                                         (74)         (1,740)        (1,086)          (7,337)
                                                      -------        --------       --------         --------

Net income                                            $ 2,710        $  2,535       $  5,386         $ 10,405
                                                      =======        ========       ========         ========

Basic income per common share                         $  0.33        $   0.31       $   0.65         $   1.26
                                                      =======        ========       ========         ========

Diluted income per common share                       $  0.33        $   0.31       $   0.65         $   1.26
                                                      =======        ========       ========         ========

            See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the nine month periods ended September 30, 2007 and 2006
(In thousands, except par value)
(Unaudited)


                                                Common                    Accumulated
                                                Stock       Additional      Other                        Total
                                               $.01 Par     Paid-In      Comprehensive  Accumulated   Stockholders'
                                                Value       Capital        Income        Deficit        Equity
                                               -------     ----------   ------------    -----------   ------------


Balance, January 1, 2006                        $   83     $ 381,224          $   6     $ (239,848)     $ 141,465
                                                                                                        ---------

    Comprehensive income:
       Net change in unrealized gain on
        investments, net of taxes of $19                                         27                            27
       Net income                                                                           10,405         10,405
                                                                                                        ---------
          Comprehensive income                                                                             10,432
                                                                                                        ---------
    Share-based compensation expense                              51                                           51
    Exercise of options to purchase
     common shares                                                72                                           72
    Dividends ($0.50 per common share)                                                      (4,136)        (4,136)
                                                ------     ---------          -----     ----------      ---------

Balance, September 30, 2006                     $   83     $ 381,347          $  33     $ (233,579)     $ 147,884
                                                ======     =========          =====     ==========      =========

Balance, January 1, 2007                        $   83     $ 381,478          $  27     $ (226,808)     $ 154,780
                                                                                                        ---------

    Cumulative effect of change in accounting
      principle as of January 1, 2007 -- FASB
      Interpretation No. 48                                                                    382            382
                                                                                                        ---------
    Comprehensive income:
      Net change in unrealized gain on
        investments, net of taxes of $37                                         57                            57
      Net income                                                                             5,386          5,386
                                                                                                        ---------
          Comprehensive income                                                                              5,443
                                                                                                        ---------
   Share-based compensation expense                               77                                           77
   Exercise of options to purchase common
      shares, including excess tax benefit                        16                                           16
                                                ------     ---------          -----     ----------      ---------

Balance, September 30, 2007                     $   83     $ 381,571          $  84     $ (221,040)     $ 160,698
                                                ======     =========          =====     ==========      =========


              See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2007 and 2006
(In thousands)
(Unaudited)

                                                                                    2007           2006
                                                                                ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $    5,386      $  10,405
Adjustments to reconcile net income to net cash used for
   operating activities:
     Minority interest                                                               1,086          7,337
     Provision for deferred income taxes                                             1,293          4,446
     Share-based compensation expense                                                   77             51
     Excess tax benefit from exercise of stock options                                 (10)             -
     Other amortization related to investments                                      (3,446)        (2,807)
     Changes in operating assets and liabilities:
         Real estate                                                                (7,622)       (12,758)
         Accounts receivable, deposits and other assets                                (65)         1,010
         Notes payable                                                                 (69)          (272)
         Deferred revenue                                                          (15,714)       (30,251)
         Accounts payable and accrued liabilities                                     (752)        (1,251)
         Non-refundable option payments                                                350         (1,000)
         Liability for environmental remediation                                      (184)          (255)
         Income taxes payable                                                       (2,712)        (9,414)
         Other liabilities                                                          (1,186)            80
                                                                                ----------      ---------
             Net cash used for operating activities                                (23,568)       (34,679)
                                                                                ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments (other than short-term)                             (153,718)      (176,293)
     Proceeds from maturities of investments-available for sale                    166,015        149,438
     Proceeds from sales of investments                                                636          6,999
                                                                                ----------      ---------
             Net cash provided by (used for) investing activities                   12,933        (19,856)
                                                                                ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments to trust deed note holders                                    (985)          (301)
     Exercise of options to purchase common shares                                       6             72
     Dividends paid                                                                   --           (4,136)
     Distribution to minority interest                                                --          (15,316)
     Excess tax benefit from exercise of stock options                                  10            --
                                                                                ----------      ---------
             Net cash used for financing activities                                   (969)       (19,681)
                                                                                ----------      ---------

Net decrease in cash and cash equivalents                                          (11,604)       (74,216)

Cash and cash equivalents, beginning of period                                      47,177        131,688
                                                                                ----------      ---------

Cash and cash equivalents, end of period                                        $   35,573      $  57,472
                                                                                ==========      =========

Supplemental disclosures of cash flow information:
     Cash paid for interest (net of amounts capitalized)                        $    --         $    --
     Cash paid for income taxes                                                 $    5,025      $  16,780



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

     The Company's accounting policy for recording interest and penalties, if any, with respect to uncertain tax positions is to classify interest and penalties as components of income tax expense. As of the date of adoption of FIN 48, the aggregate amount of unrecognized tax benefits reflected in the Company's balance sheet was $2,800,000 (including $500,000 for interest); if recognized, such amounts would lower the Company's effective income tax rate. During the third quarter of 2007, as a result of the expiration of the statute of limitations, the Company reversed $1,300,000 of previously unrecognized tax benefits which was reflected as a reduction to income tax expense. Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits will decrease by an additional $1,000,000 upon the expiration of the statute of limitations. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2003, and with respect to California state income tax returns through 2002.

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

3. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding, and for diluted income per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income per common share was 8,274,371 and 8,273,819 for the three month periods ended September 30, 2007 and 2006, respectively, and 8,274,036 and 8,271,737 for the nine month periods ended September 30, 2007 and 2006, respectively. The number of shares used to calculate diluted income per share was 8,275,946 and 8,274,155 for the three month periods ended September 30, 2007 and 2006, respectively, and 8,275,621 and 8,272,998 for the nine month periods ended September 30, 2007 and 2006, respectively.

4. Pursuant to the administrative services agreement, Leucadia provides administrative and accounting services, including providing the services of the Company's Secretary. Administrative service fee expenses were $45,000 for each of the three month periods ended September 30, 2007 and 2006, and $135,000 for each of the nine month periods ended September 30, 2007 and 2006. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. A subsidiary of the Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended September 30, 2007 and 2006, and $9,000 for each of the nine month periods ended September 30, 2007 and 2006.

5. Other income, net includes interest income of $1,300,000 and $1,600,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $4,100,000 and $5,100,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

6. In June 2007, the Company sold a commercial lot that is planned for approximately 49,400 square feet of commercial space to a national supermarket chain for $1,700,000. The Company expects to realize a pre-tax gain on the sale of approximately $600,000, which is being recognized over time under the percentage of completion method of accounting.

7. On July 10, 2007, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $62.75 per share, the then current market price per share.

8. As of October 30, 2007, the Company has entered into an agreement that has not closed with a homebuilder to sell 27 single family lots at the San Elijo Hills project for aggregate cash proceeds of $13,500,000, pursuant to which it received non-refundable option payments of $350,000 in May 2007 and $100,000 in October 2007. The Company also entered into an agreement to sell the church site for $600,000, pursuant to which a $40,000 non-refundable option payment was received in October 2007. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchasers decide not to close, the Company's recourse will be primarily limited to retaining the option payments. Assuming the Company fulfills its obligations pursuant to these agreements in a timely manner, the sales are scheduled to close during December 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the nine month periods ended September 30, 2007 and 2006, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project, federal and state tax payments and general and administrative expenses. The Company's principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of September 30, 2007, the Company had aggregate cash, cash equivalents and investments of $110,000,000 to meet its current liquidity needs and for future investment opportunities.

As of September 30, 2007, the aggregate balance of deferred revenue for all real estate sales was $18,700,000, which the Company estimates will be substantially recognized as revenue during 2007 and 2008. The Company estimates that it will spend approximately $5,100,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of September 30, 2007, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

              Single family lots to be developed and sold          441
              Multi-family units                                    40
              Square footage of commercial space                65,580

Included in the table above, as of October 30, 2007, the Company has entered into an agreement that has not closed with a homebuilder to sell 27 single family lots for aggregate cash proceeds of $13,500,000, pursuant to which it received non-refundable option payments of $350,000 in May 2007 and $100,000 in October 2007. The Company also entered into an agreement to sell the church site for $600,000, pursuant to which a $40,000 non-refundable option payment was received in October 2007. These option payments are non-refundable if the Company completes site improvement work and fulfills its other obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing. Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchasers decide not to close, the Company's recourse will be primarily limited to retaining the option payments. Assuming the Company fulfills its obligations pursuant to these agreements in a timely manner, the sales are scheduled to close during December 2007.

As more fully discussed in the 2006 10-K, there has been a slowdown in sales of residential properties in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits at the San Elijo Hills project during 2006 and the first nine months of 2007. Residential home prices and building starts have declined and in 2006 certain builders did not close on their purchase agreements, thereby forfeiting option payments. Although it is not actively soliciting bids for its remaining inventory of single family lots, the Company is currently completing development of all of its remaining lots at the San Elijo Hills project, many of which are "premium" lots that the Company believes will command premium prices if, and when, the market recovers. The local residential real estate market has continued to deteriorate during 2007, and the Company is unable to predict when local residential real estate market conditions might improve. The Company intends to wait for market conditions to improve before marketing its remaining inventory for sale. The Company believes that by exercising patience with the current market conditions it can best maximize shareholder value with its remaining residential lot inventory.

The recent turmoil in the mortgage lending markets has had an adverse impact on the local residential real estate market and could further delay the completion of lot sales at the San Elijo Hills project. Stricter lending standards and/or foreclosures could cause residential housing inventories to rise, which could reduce demand from homebuilders for new projects and the Company's residential lot inventory.

In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2010. The Company's previous excess policy covered homes sold through August 1, 2007. The premium for these policies was $750,000.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

During the nine month periods ended September 30, 2007 and 2006, the Company closed on sales of real estate and recognized revenues as follows:



                                                           For the Nine Month                   For the Nine Month
                                                    Period Ended September 30, 2007       Period Ended September 30, 2006
                                                    -------------------------------       -------------------------------


Single family units                                              --                                   26
Commercial lot sales - planned square feet                     49,420                              --
Sales price, net of closing costs                          $1,700,000                        $15,600,000
Revenues recognized on closing date                        $1,200,000                        $11,000,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $4,400,000 and $10,100,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $16,200,000 and $34,800,000 for the nine month periods ended September 30, 2007 and 2006, respectively. Such amounts were recognized upon the completion of certain required improvements.

During the second quarter of 2007, the Company collected $800,000 from the sale of very low income apartment units that had not been previously recognized as revenue. Such amount is reflected as sales of real estate for the nine month period ended September 30, 2007.

During the three month periods ended September 30, 2007 and 2006, cost of sales of real estate aggregated $1,600,000 and $2,600,000, respectively. During the nine month periods ended September 30, 2007 and 2006, cost of sales of real estate aggregated $5,600,000 and $11,500,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

         Otay Ranch Project:
         -------------------

During the first quarter of 2006, the Company sold approximately 115 acres of non-developable land for $1,500,000 and recognized a gain of $1,400,000 on the sale. There was no real estate sales activity at the Otay Ranch project during the three month periods ended September 30, 2007 and 2006 and for the nine month period ended September 30, 2007. As discussed in the 2006 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $200,000 and $150,000 for the three month periods ended September 30, 2007 and 2006, respectively and $500,000 and $650,000 for the nine month periods ended September 30, 2007 and 2006, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $30,000 and $100,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $100,000 and $350,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses decreased during the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 primarily due to lower expenses related to legal and marketing. Legal fees decreased by $300,000 and $3,100,000 for the three and nine month periods ended September 30, 2007, respectively, reflecting less activity in pending litigation; certain of which are currently being appealed. Marketing expenses decreased by $500,000 and $700,000 for the three and nine month periods ended September 30, 2007, respectively, as a result of a reduction in the number of special promotional events and advertisements relating to new neighborhoods for sale at the San Elijo Hills project. Compensation expense increased by $300,000 for the three month period ended September 30, 2007 as compared to the same period in 2006 principally due to greater estimated general bonus expense.

The decrease in other income, net for the three and nine month periods ended September 30, 2007 period as compared to the same periods in 2006 primarily relates to interest income. Interest income for the three month period ended September 30, 2007 decreased by $300,000, primarily due to a lower amount of cash and cash equivalents on hand reflecting net cash used for operating activities. Interest income for the nine month period ended September 30, 2007 decreased by $1,000,000, primarily due to a lower amount of invested assets reflecting a cash dividend paid to shareholders in April 2006, cash payments to minority holders in June 2006 and net cash used for operating activities. Other income, net also reflects income from grape sales at the Rampage property of approximately $1,000,000 for the 2007 and 2006 periods; however, farming expenses increased for the nine month period ended September 30, 2007, resulting in a net farming loss of $300,000 as compared to breakeven results for the same period in 2006. Other income, net includes an increase in commission income of $200,000 for the nine month period ended September 30, 2007 as compared to the same period in 2006 due to the closings of sale transactions relating to real estate brokerage operations.

The Company's effective income tax rate during the 2007 periods is less than the federal statutory rate due to the recognition of previously unrecognized tax benefits of $1,300,000. The Company's effective income tax rate during the 2006 periods is higher than the federal statutory rate due to California state income taxes.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2007. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.    Submission of Matters to a Vote of Security Holders.

           The following matters were submitted to a vote of shareholders at the Company's 2006 Annual Meeting of Shareholders held on July 10, 2007.

           a) Election of directors.

                                                                                  Number of Shares
                                                                                  ----------------
                                                                            For                   Withheld
                                                                            ---                   --------

                Patrick D. Bienvenue                                     6,806,337                 76,057
                Paul J. Borden                                           6,802,066                 80,328
                Timothy M. Considine                                     6,877,899                  4,495
                Ian M. Cumming                                           6,814,256                 68,138
                Michael A. Lobatz                                        6,878,623                  3,771
                Joseph S. Steinberg                                      6,813,361                 69,033

           b) Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 2007.

                For                                                      6,875,545
                Against                                                      4,902
                Abstentions                                                  1,947
                Broker non-votes                                              --

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




                                               HOMEFED CORPORATION
                                                  (Registrant)




Date: October 31, 2007                         By: /s/ Erin N. Ruhe
                                                   -----------------------------
                                                   Erin N. Ruhe
                                                   Vice President, Treasurer
                                                   and Controller
                                                  (Principal Accounting Officer)

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