Form 10-K
period 2007-12-31
HOMEFED CORP
filed 2008-02-22
CIK 833795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2007
                                       OR

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [  ]                     Accelerated filer [ x ]

  Non-accelerated filer [  ]                       Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes [ ] No[x]

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of June 30, 2007, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $264,352,000 on that date.

As of February 14, 2008, there were 8,274,384 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

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

Current Development Projects

San Elijo Hills

                  In 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS Holding Corporation ("CDS"), which through its majority-owned subsidiaries is the owner of the San Elijo Hills project. The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, will be a community of approximately 3,500 homes and apartments, as well as a commercial and residential towncenter. Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provides that the Company receive fees for the field overhead, management and marketing services it provides ("development management fees"), based on the revenues of the project. Through its ownership interest in CDS, the Company has an effective 68% indirect equity interest in the San Elijo Hills project, after considering minority interests held by former owners of the project before CDS acquired its interest. Before amounts are distributed to the minority shareholders, the Company has the right to receive repayment of any amounts advanced to the project and to receive a preferred return on any advances. For more information on the minority interests, see Note 6 of Notes to Consolidated Financial Statements.

                  Current Market Developments: Throughout most of the period that the Company has been developing the San Elijo Hills project, the Company's sales efforts have greatly benefited from a strong regional and national residential housing market. As of December 31, 2007, the San Elijo Hills project sold 1,923 of its 2,364 single family lots and 1,059 of its 1,099 multi family units (including the very low income apartment units); however, there have been no residential lot sales at the San Elijo Hills project since June 2006. Residential property sales volume, prices and new building starts have declined significantly in many U. S. markets, including California and the greater San Diego region, which has negatively affected sales and profits. Sales of new homes and re-sales of existing homes have not kept pace with the early years of the project's development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 227 in 2007 and 300 in 2006 as compared to 470 in 2005 and 860 in 2004. The slowdown in residential sales was exacerbated during 2007 by the turmoil in the mortgage lending markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.

                  The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are "premium" lots which are expected to command premium prices if, and when, the market recovers. The Company is not actively soliciting bids for its remaining inventory of single family lots and is unable to predict when local residential real estate market conditions might improve; however, the Company intends to wait for market conditions to improve before marketing its remaining inventory for sale. The Company believes that by exercising patience with the current market conditions it can best maximize shareholder value with its remaining residential lot inventory.

                  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

                  Sales Activity: The table below summarizes sales activity at the San Elijo Hills project during the last three years. At closing, a portion of the sales proceeds is deferred and not immediately recognized as revenue in the Company's consolidated statements of operations. The Company recognizes deferred revenue upon completion of required improvements to the property sold, including costs related to common areas, under the percentage of completion method of accounting. As of December 31, 2007, the Company estimates that it will spend approximately $4,100,000 to complete the required improvements to sold properties; as these improvements are completed the Company will recognize in income $14,300,000 of revenue from closed sales which is reflected on the December 31, 2007 balance sheet as deferred revenue.


                                                                  For the Year Ended December 31,
                                                             2007             2006              2005
                                                             ----             ----              ----
                                                                        (Dollars in thousands)

Number of residential units sold (1)                          --                   26             406
Aggregate sales proceeds from sales of residential
    units, net of closing costs (2)                        $  --            $  15,600       $ 127,100
Aggregate proceeds from the sales of
    retail sites, net of closing costs (3)                 $  1,700         $   --          $     700
Development management fees earned (4)                     $    100         $     900       $   7,700



(1) Units are comprised of single family lots, multi-family units and very low income apartment units.
(2) Excludes profit participation and consent fees described elsewhere in this Report which are received subsequent to the closing of the land sales.
(3)  Reflects the sale of one retail site in 2007 and one in 2005.
(4) Development management fees are intercompany payments, which are eliminated in consolidation and therefore not reflected in the Company's consolidated statements of operations, but which are a source of liquidity for the parent company.

                  As of December 31, 2007, the remaining land at the San Elijo Hills project to be sold or leased includes approximately five acres planned for a swim and tennis club and church sites, and the following:

              Single family lots                               441
              Multi-family units                                40
              Square footage of commercial space            60,000

                   The remaining multi-family residential units and the commercial space are located in the Towncenter, which will be constructed in phases. The Company has received the regulatory approvals and building permits to commence construction of the first phase of the Towncenter, which includes both residential units and commercial space and which is expected to be completed during 2009. The Company currently intends to construct and sell or lease the multi-family units in the Towncenter. With respect to the Towncenter commercial space, the Company intends to construct and lease approximately 53,000 square feet of the commercial space and sell the remainder of the commercial space to third party builders or owners. The Company has entered into separate agreements that have not closed to sell the church site and the swim and tennis club site for aggregate proceeds of $1,300,000. In light of current market conditions, the Towncenter is not expected to materially contribute to the project's profitability; however, the Company believes that the prices received for the other residential lots reflected the expectation of buyers that the Towncenter would be built and become an integral part of the community.

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

                   Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not in receivership proceedings, it is operating under restrictive orders entered by insurance regulators. It is uncertain whether Kemper will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay any claim (the Company has not made any claims to date). In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through August 1, 2007. In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2010.

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

                  During 2007, the San Diego Expressway Limited Partnership ("SDELP") completed construction of a toll road designated as SR 125 through south San Diego County. This toll road runs along the western border of one of Otay Land Company's land parcels and is a quarter mile east of another. The toll road was designed with one or more interchanges, which have yet to be built, on or adjacent to land parcels owned by the Company. When complete, these interchanges will significantly improve access to the southern portion of Otay Ranch, which could increase the value of the Company's land. Otay Land Company and other adjacent property owners will need to negotiate with the City of Chula Vista and SDELP regarding the construction timing and financing of interchanges that will provide access to SR 125.

                  The San Diego Chargers NFL football team is considering relocating their stadium facility, which is currently located in the City of San Diego. The Company has been advised that members of the Chula Vista City Council have met with the San Diego Chargers and have discussed several possible sites for a new stadium facility in the City of Chula Vista, including land adjacent to or owned by the Company. Although the Company has provided information to the San Diego Chargers regarding sites it owns in Chula Vista, the San Diego Chargers have many possible locations to consider. If the San Diego Chargers relocate their stadium facility, it is highly unlikely that they will choose land owned by the Company.

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

                  In July 2005, the Company sold approximately 600 acres of the property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000. The buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices. The sale resolved any remaining dispute with respect to the purchase options but the farming practices complaint remains outstanding.

                  The Company had leased farming rights to approximately one-half of the Rampage property to one of the former owners for a fifteen-year period, which, pursuant to the terms of the lease dated February 1, 2003, may be terminated by the Company beginning October 2008 upon two years' prior notice which was given in October 2006. The Company previously noticed termination of the lease due to non-performance by the tenant and commenced eviction proceedings. In April 2006 a jury issued a verdict in favor of the tenant, deciding that under the terms of the lease no unpaid rent was due and that the lease was not terminated. The Company appealed the decision, the Court of Appeals affirmed the trial court judgment, and the Supreme Court of California refused to consider a further appeal. In a separate matter, the same former owner and his ex-wife separately are seeking to rescind the Company's purchase of the Rampage property, as well as recover monetary damages based on allegations of fraud, breach of contract, and various other claims. The Company has denied all of the former owners' allegations and filed a cross-complaint against them, which chiefly seeks indemnification against or compensation for the damages claimed by the neighboring land owner discussed above. The Company does not expect that the ultimate resolution of these matters will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations or cash flows during the period recorded.

                  Although this property is not currently entitled for residential development, it is located in a growing residential area northeast of Fresno, California. The Company purchased this land with the intention of obtaining the necessary entitlements to develop the property as a master-planned community; however, approvals from various government agencies will be required, including the acquisition of a water supply that meets regulatory requirements. In California, laws require that any large size residential community have sufficient water supplies to meet the water demands of the project for a period of 20 years. A preliminary site plan for development of the Rampage property showed that the land would support a master-planned community, but if entitled, the build out and sale of homes will take many years.

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

                  The Company obtained a preliminary remediation study concerning approximately 30 acres of undeveloped land in the Otay Ranch master-planned community that is owned by a subsidiary of Otay Land Company, Flat Rock Land Company, LLC ("Flat Rock"). Flat Rock owns approximately 265 acres of the Company's total holdings in the Otay Ranch area, including 100 developable acres. The need for remediation results from activities conducted on the land prior to Otay Land Company's ownership. Based upon the preliminary findings of this study, in 2002 the Company estimated that the cost to implement the most likely remediation alternative would be approximately $11,200,000, and accrued that amount as an operating expense. The estimated liability is neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. The Company periodically examines, and when appropriate, adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows. At December 31, 2007, the liability for environmental remediation was $10,400,000.

                  During 2003, Otay Land Company developed an investigation plan, which the San Diego Department of Environmental Health ("DEH") approved, to further determine the nature and extent of contamination on the property. In January 2004, the State Department of Toxic Substance Control ("DTSC") approved DEH as the overseeing agency for the site investigation and the remediation. Flat Rock selected an environmental consultant to implement the investigation plan, which has been conducted under the San Diego County Voluntary Cleanup Program and under the oversight of the DEH. In 2005, Flat Rock completed the site investigation, which was subsequently approved by the DEH. Flat Rock has submitted a Remedial Investigation and Feasibility Study ("RI/FS") to the DEH for review and approval; DEH has requested DTSC assistance in its review of the RI/FS. Once the RI/FS is approved, a remedial action plan will be prepared and submitted to DEH for approval and subject to public comment prior to the commencement of the remediation. The Company is unable to predict with certainty when the remediation will commence and there is no regulatory requirement to commence remediation by a fixed date.

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


Employees

                  At December 31, 2007, the Company and its consolidated subsidiaries had 24 full-time employees.

Investor Information

                  The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically.

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

                  Changes in mortgage interest rate levels could impact demand for housing. Our business is dependent upon the availability and cost of mortgage financing for potential homebuyers. Any significant increase in the prevailing low mortgage interest rate environment could reduce consumer demand for housing, which in turn could lead to fewer home sales or lower sale prices.

                  Recent turmoil in the mortgage lending market has adversely affected our results and may continue to negatively impact our results in the future. The residential real estate development industry is dependent upon the availability of financing for both homebuilders and homebuyers. The recent turmoil in the credit markets has resulted in a tightening of credit standards for residential mortgages and significantly reduced liquidity, and adversely affected the ability of homebuilders and homebuyers to obtain financing, which in turn has adversely impacted our ability to sell lots. A tightening of credit standards for commercial mortgages could also adversely affect the Company's ability to sell commercial sites in the San Elijo Hills Towncenter. The Company expects that the lack of liquidity in the credit markets will continue to adversely impact its results in the future.

                  Our business is currently concentrated in Southern California. As a result, our financial results are dependent on the economic strength of that region. Our current operations are concentrated in Southern California, specifically in the San Diego area. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to adverse changes in the San Diego economy than those of larger, more diversified companies. Any significant increase in the local cost of living, including increases in residential property taxes or concerns about the financial condition of the municipalities in which the Company has properties, may adversely affect consumer demand for housing projects like ours. Should we not be able to overcome the negative market influences on price and volume resulting from the softening of the real estate market, our financial results could be negatively impacted.

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

                  Significant competition from other real estate developers and homebuilders could adversely affect our results. There are numerous residential real estate developers and development projects operating in the same geographic area in which we operate. Many of our competitors may have advantages over us, such as more favorable locations which may provide better schools and easier access to roads and shopping, or amenities that we may not offer, as well as greater financial resources and/or access to cheaper capital. In addition, the downturn in the real estate markets nationwide could result in an influx of lower-priced lots and homes coming onto the market, as competitors need to address their individual liquidity needs. Lower-priced homes and lots would increase the competition the Company faces, and could adversely affect our ability to sell lots and/or pricing.

                  Delays in construction schedules and cost overruns could adversely affect us. Any material delays could adversely affect our ability to complete our projects, significantly increasing the costs of doing so, or drive potential customers to purchase competitors' products. Cost overruns, if material, would have a direct adverse impact on our results of operations.

                  Increased costs for land, materials and for labor could adversely affect us. Our current and future development projects require us to purchase significant amounts of land, materials and require significant amounts of labor. If these costs increase, it will increase the costs of completing our projects; if we are not able to recoup these increased costs, our results of operations would be adversely affected.

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

                  Significant influence over our affairs may be exercised by our principal stockholders. As of February 14, 2008, the significant stockholders of our Company are Leucadia (approximately 29.9% beneficial ownership), our Chairman, Joseph S. Steinberg (approximately 9.0% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) and one of our directors, Ian M. Cumming (approximately 7.4% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming's charitable foundations). Mr. Steinberg is also President, a director and a significant stockholder of Leucadia. Mr. Cumming is also Chairman of the Board, a director and a significant stockholder of Leucadia. Accordingly, Leucadia and Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

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

Item 1B. Unresolved Staff Comments.
-------  -------------------------

                  Not applicable.

Item 2.  Properties.
------   ----------

                  The Company currently develops two real estate properties, the San Elijo Hills project and the Otay Land Company project, and owns the Rampage property, all of which are described under Item 1, Business. Real estate had an aggregate book value of $88,200,000 at December 31, 2007.

                  The Company leases 11,364 square feet for its corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008. The Company rents office space at its corporate headquarters to Leucadia for an annual rent of $12,000, payable monthly.

Item 3.  Legal Proceedings.
------   -----------------

                  The Company is not a party to legal proceedings other than ordinary, routine litigation, incidental to its business or not material to the Company's consolidated financial position or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

                  Not applicable.


                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------  -------------------------------------------

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



                                                                            High            Low
                                                                         ---------       ----------

               2006
                       First Quarter                                     $  66.00        $  60.50
                       Second Quarter                                       70.75           63.00
                       Third Quarter                                        68.50           59.00
                       Fourth Quarter                                       67.00           61.25

               2007
                       First Quarter                                     $  65.60        $  58.50
                       Second Quarter                                       62.90           61.10
                       Third Quarter                                        66.00           61.00
                       Fourth Quarter                                       64.00           54.00

               2008
                       First quarter (through February 14, 2008)         $  63.00        $  53.00

                  The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions. On February 14, 2008, the closing bid price for the Company's common stock was $56.00 per share. As of that date, there were 750 stockholders of record. On March 14, 2006, the Company's Board of Directors declared a cash dividend equal to $0.50 per share of the Company's common stock, which was paid on April 10, 2006 to stockholders of record on March 27, 2006. No dividends were paid during 2007.

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

                  The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

Stockholder Return Performance Graph
------------------------------------

                  Set forth below is a graph comparing the cumulative total stockholder return on common stock against cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's Homebuilding-500 Index for the period commencing December 31, 2002 to December 31, 2007. Index data was furnished by Standard & Poor's Compustat Services, Inc. The graph assumes that $100 was invested on December 31, 2002 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.


                                                                                  INDEXED RETURNS
                                                     Base                           Years Ending
                                                    Period
              Company / Index                       Dec02         Dec03       Dec04       Dec05       Dec06      Dec07
              ---------------                       -------      -------     ------      ------      ------     -------


              Homefed Corporation                    100         200.00      344.90      465.90      462.54     434.50
              S&P 500 Index                          100         128.68      142.69      149.70      173.34     182.86
              S&P 500 Homebuilding Index             100         197.81      264.35      334.63      267.71     110.05



Item 6.  Selected Financial Data.
------   -----------------------

                  The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 of this Report.

                                                                                 Year Ended December 31,
                                                     --------------------------------------------------------------------------
                                                       2007            2006             2005            2004           2003
                                                     ---------      ----------       ---------       ---------      ---------
                                                                     (In thousands, except per share amounts)


SELECTED INCOME STATEMENT DATA:
  Revenues                                           $  23,674      $  69,442        $ 107,932       $  81,671      $ 148,285
  Expenses (1)                                          16,773         29,246           39,957          25,620         50,575
  Income before minority interest                        8,520         28,133           41,475          47,633         85,237
  Net income                                             6,820         17,176           31,792          36,792         74,076
  Basic income per share                                $ 0.82         $ 2.08           $ 3.85           $4.46          $9.08
  Diluted income per share                              $ 0.82         $ 2.08           $ 3.84           $4.45          $8.99


                                                                                 At December 31,
                                                    --------------------------------------------------------------------------
                                                       2007            2006             2005            2004           2003
                                                    -----------    -----------       ----------      ----------     ----------

SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents                          $  10,574      $  47,177        $ 131,688       $  34,634      $  43,503
  Investments                                           95,940         83,829           65,190          82,249         88,519
  Real estate                                           88,200         79,341           62,319          47,126         37,612
  Total assets                                         219,255        237,299          294,261         211,487        217,010
  Notes payable (2)                                      8,953          9,898           10,403          16,620         38,296
  Stockholders' equity                                 162,117        154,780          141,465         113,751         76,330
  Shares outstanding                                     8,274          8,274            8,264           8,260          8,155
  Book value per share                                  $19.59         $18.71           $17.12          $13.77         $ 9.36
  Cash dividend per share                               $  --          $  .50           $  .50          $  --          $   --


(1) Includes provisions for environmental remediation of $1,300,000 and $300,000 for the years ended December 31, 2004 and 2003, respectively, which is more fully discussed in Results of Operations below.
(2) At December 31, 2003, includes a note payable to a subsidiary of Leucadia for $24,716,000. In March 2004, the Company prepaid this borrowing in full.

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

Liquidity and Capital Resources

                  The Company used net cash for operating activities of $28,000,000 and $50,000,000 for the years ended December 31, 2007 and 2006, respectively, principally for real estate improvement expenditures at the San Elijo Hills project and for the payment of general and administrative expenses and federal and state income tax payments. Net cash provided by operating activities, principally from the proceeds from the sale of real estate, was $88,200,000 for the year ended December 31, 2005. The large fluctuations in operating cash flows from year to year result from the timing of real estate sales, principally at the San Elijo Hills project. Sales at the San Elijo Hills project have declined significantly since 2005, principally due to the weak residential housing market. Proceeds received from sales of real estate during 2005 include the sale of residential lots at the San Elijo Hills project, the timing of which reflects both the planned phasing of the project and the strong residential real estate market at San Elijo Hills at that time. Information about the remaining real estate to be sold at the San Elijo Hills project is provided below. Because of the nature of its real estate projects, the Company does not expect operating cash flows will be consistent from year to year.

                  Throughout most of the period that the Company has been developing the San Elijo Hills project, the Company's sales efforts have greatly benefited from a strong regional and national residential housing market. However, residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which has negatively affected sales and profits. Sales of new homes and re-sales of existing homes have not kept pace with the early years of the project's development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 227 in 2007 and 300 in 2006 as compared to 470 in 2005 and 860 in 2004. The slowdown in residential sales was exacerbated during 2007 by the turmoil in the mortgage lending markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.

                  The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are "premium" lots which are expected to command premium prices if, and when, the market recovers. The Company is not actively soliciting bids for its remaining inventory of single family lots and is unable to predict when local residential real estate market conditions might improve; however, the Company intends to wait for market conditions to improve before marketing its remaining inventory for sale. The Company believes that by exercising patience with the current market conditions it can best maximize shareholder value with its remaining residential lot inventory.

                  The parent company's principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of December 31, 2007, the Company had consolidated cash and cash equivalents and marketable securities aggregating $106,500,000, substantially all of which was held by the parent company and available to be used without restriction.

                  The Company expects that its cash and cash equivalents and marketable securities classified as available for sale, together with the other sources described above, will be sufficient for both its short and long term liquidity needs. Residential sales at the San Elijo Hills project are expected to be a source of funds to the Company in the future; however, the amount and timing is uncertain due to current market conditions. The Company is not relying on receipt of funds from Otay Land Company for the foreseeable future, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty. However, with the possible exception for the environmental remediation matter discussed below, Otay Land Company is not expected to require material funds in the short term, and long term needs will not be determined until a development plan is established. The Company does not anticipate that development of the Rampage property will require any significant funding or be the source of significant funds for the next few years. The Company is not currently committed to acquire any new real estate projects, but it believes it has sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

                  During 2007, the Company sold a commercial lot at the San Elijo Hills project to a national supermarket chain for $1,700,000. The Company had no other real estate sales during 2007.

                  As of December 31, 2007, the aggregate balance of deferred revenue for all real estate sales was $14,300,000, which the Company estimates will be substantially recognized as revenue during 2008. The Company estimates that it will spend approximately $4,100,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

                  As of December 31, 2007, the remaining land at the San Elijo Hills project to be sold or leased includes approximately five acres planned for a swim and tennis club and church sites, and the following:

              Single family lots                                 441
              Multi-family units                                  40
              Square footage of commercial space              60,000

                  The remaining multi-family residential units and the commercial space are located in the Towncenter, which will be constructed in phases. The Company has received the regulatory approvals and building permits to commence construction of the first phase of the Towncenter, which includes both residential units and commercial space and which is expected to be completed during 2009. The Company currently intends to construct and sell or lease the multi-family units in the Towncenter. With respect to the Towncenter commercial space, the Company intends to construct and lease approximately 53,000 square feet of the commercial space and sell the remainder of the commercial space to third party builders or owners. The Company has entered into separate agreements that have not closed to sell the church site and the swim and tennis club site for aggregate proceeds of $1,300,000.

                  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

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

                  Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not in receivership proceedings, it is operating under orders entered by insurance regulators. It is uncertain whether Kemper will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay any claim (the Company has not made any claims to date). In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through August 1, 2007. In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2010.

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

                  As indicated in the table below, at December 31, 2007, the Company's contractual cash obligations totaled $10,964,000. The notes payable to trust deed holders are collateralized by the San Elijo Hills project. For additional information, see Note 5 of Notes to Consolidated Financial Statements.


                                                                  Payments Due by Period (in thousands)
                                              ------------------------------------------------------------------------
                                               Total Amounts    Less Than 1                                 After 5
Contractual Obligations                          Committed         Year         1-3 Years      4-5 Years     Years
-----------------------                        -------------    -----------     ---------      ---------     -----

Notes payable to trust deed holders               $  9,013         $  --         $  9,013       $ --         $ --
Operating lease, net of sublease income              1,951             298            689          766          198
                                                  --------         -------       --------       ------       ------
Total Contractual Cash Obligations                $ 10,964         $   298       $  9,702       $  766       $  198
                                                  ========         =======       ========       ======       ======

                  The above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain. Such amounts aggregated $1,600,000 at December 31, 2007; for more information see Note 10 of Notes to Consolidated Financial Statements.

                  As of December 31, 2007, the Company had NOLs of $32,900,000 available to reduce its future federal income tax liabilities and $29,400,000 of alternative minimum tax credit carryovers. The federal NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, the Company expects to pay federal income tax at a rate of 20% during future periods. For more information, see Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, certain of the Company's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2007, the amount of outstanding bonds was approximately $12,100,000, none of which has been drawn upon.

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

                  Profit Recognition on Sales of Real Estate - When the Company has an obligation to complete improvements on property subsequent to the date of sale, it utilizes the percentage of completion method of accounting to record revenues and cost of sales. Under percentage of completion accounting, the Company recognizes revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas. Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets. As of December 31, 2007, the Company's deferred revenue balance aggregated $14,300,000.

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

                  Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period. The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on the Company's projection of taxable income in the future. The Company calculated the allowance based on the assumption that it would be able to generate future taxable income of approximately $112,000,000, which would be sufficient to fully utilize the Company's NOLs, but not all of its alternative minimum tax credit carryovers. The Company's estimate does not include any real estate development profit at the Otay Ranch and Rampage properties, for the reasons discussed below.

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

                  Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, the Company recorded a charge of $11,200,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by the Company's subsidiary, Flat Rock Land Company. The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs. The Company is unable to predict with certainty when the remediation will commence and there is no regulatory requirement to commence remediation by a fixed date.

                  In 2005, Flat Rock completed the site investigation and subsequently submitted a remedial investigation and feasibility study to the appropriate regulatory authority for review and approval. At any time prior to the completion of the remediation, the Company may conclude that the current estimate of its liability needs to be adjusted. A change to the current estimate could result from, among other things, a conclusion that a different remediation alternative is more appropriate (which could increase or decrease the estimate), that the cost to implement any remediation alternative is different than the Company's current estimate and/or requirements imposed by regulatory authorities that the Company did not anticipate but is nevertheless required to implement. The Company periodically examines, and when appropriate, adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                   Provision for Losses on Real Estate - The Company's real estate is carried at cost. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different. The Company has not recorded any such provisions during the three year period ended December 31, 2007.


Statement of Operations

                  The Company currently has two significant real estate development projects, the San Elijo Hills project and the Otay Ranch project. The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,364 single family lots, 823 multi-family units, 276 very low income apartment units, two school sites and commercial space which will be sold or leased. As of February 14, 2008, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of 441 single family lots, 40 multi-family units and 60,000 square feet of commercial space. The Company has substantially completed the development of its remaining single family residential lots, and expects to continue development of common areas into 2008; however, the Company does not expect to market its lot inventory for sale until current market conditions improve. As discussed above, the Company last closed on the sale of a residential lot at the San Elijo Hills project in June 2006 and the timing of the sales of its remaining lot inventory is uncertain.

                  While the San Elijo Hills project is a development community that has been developing and selling lots since 2002, sales at the Otay Ranch project have been limited to four individual transactions for relatively large amounts of land. Individual lot development at the Otay Ranch project has not yet begun, as the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of the property. If and when the Company determines to commence lot development at the Otay Ranch project, it is expected to last many years. Similarly, the Rampage property is not expected to have sales activity for several years. Any residential development at the Rampage property can only commence after approvals are obtained from several government agencies.

         Real Estate Sales Activity

                  San Elijo Hills Project:
                  ------------------------

                  The Company has closed on sales of real estate and recognized revenues as follows:

                                                           Year Ended             Year Ended               Year Ended
                                                        December 31, 2007      December 31, 2006        December 31, 2005
                                                        -----------------      -----------------        -----------------
                                                                              (Dollars in thousands)


Single family units                                               --                        26                    203
Multi-family units                                                --                      --                      131
Very low income apartment units                                   --                      --                       72
School and retail sites                                             1                     --                        1
Purchase price, net of closing costs                           $1,700                 $ 15,600               $127,800
Revenues recognized on closing date                            $1,200                 $ 11,000               $ 70,700

                  As discussed above, a portion of the revenue from these sales was deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include previously deferred amounts of $20,600,000, $43,300,000 and $23,000,000 for
2007, 2006 and 2005, respectively, which were recognized upon completion of certain required improvements.

                  Revenues from sales of real estate also include amounts received pursuant to profit sharing agreements with homebuilders of $6,800,000 for the year ended December 31, 2005. Certain of the Company's lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved. These amounts are generally based on a formula and other specified criteria contained in the lot purchase agreements, and are generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. Since the future plans and potential profits of the Company's homebuilders are uncertain, the Company is unable to predict whether additional payments will be received in the future.

                  During 2007 and 2006, certain homebuilders that were under contract to purchase single family lots at the San Elijo Hills project elected not to close on their purchase transactions, thereby forfeiting option payments of $500,000 in 2007 and $12,600,000 in 2006. These amounts were recognized as revenue when forfeited.

                  During 2005, very low income apartment units were sold for a $1,500,000 note; however, no cash down payment was received, the note did not bear interest and any payments the Company might receive were contingent upon the buyer obtaining financing. The Company did not recognize any revenue or receivable from this transaction in 2005. During 2007, the Company collected $800,000 from the buyer which was recognized as revenue when received. No further payments from the buyer are expected.

                  During 2007, 2006 and 2005, cost of sales of real estate aggregated $5,900,000, $13,900,000 and $24,900,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.


                  Otay Ranch Project:
                  -------------------

                  There were no sales of real estate at the Otay Ranch project during 2007. In the first quarter of 2006, the Company sold approximately 115 acres of non-developable land at the Otay Ranch project for $1,500,000 and recognized a gain of $1,400,000 on the sale. During 2005, there were no real estate sales at the Otay Ranch project except for the sale of a small parcel for proceeds of $40,000.

                  During 2006 and 2005, cost of sales of real estate aggregated $100,000 and $20,000, respectively. Cost of sales is based upon the allocation of project costs at acquisition to individual parcels, based upon their relative fair values, in addition to parcel specific development costs, closing costs and commissions, if any.

                  Rampage Property:
                  -----------------

                  During 2005, the Company sold approximately 600 acres of land at the Rampage property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000. The buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the Rampage property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices. The sale resolved any remaining dispute with respect to the purchase options but the farming practices complaint remains outstanding. The Company does not expect that the ultimate resolution of these matters will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations or cash flows during the period recorded.

         Other Results of Operations Activity

                  The Company recorded co-op marketing and advertising fees of approximately $600,000, $1,000,000 and $2,200,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities for the San Elijo Hills project.

                  Interest expense includes interest related to a Rampage mortgage note of $100,000 for the year ended December 31, 2005. The Rampage mortgage note was repaid in July 2005.

                  Interest expense excludes capitalized interest of $100,000, $400,000 and $800,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

                  General and administrative expenses decreased by $4,400,000 during 2007 as compared to 2006 primarily due to reduced expenses related to legal and marketing. Legal fees decreased by $3,400,000 reflecting less activity in pending litigation; certain of which are currently being appealed. Marketing expenses decreased by $900,000 as a result of a reduction in the number of special promotional events and advertisements at the San Elijo Hills project.

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

                  The decrease in interest and other income, net for 2007 as compared to 2006 primarily relates to interest income. Interest income decreased by $1,300,000, primarily due to a lower amount of invested assets reflecting a cash dividend paid to shareholders in April 2006 ($4,100,000), cash payments to minority holders in June 2006 ($15,300,000) and net cash used for operating activities. Interest and other income, net also reflects income from grape sales at the Rampage property of approximately $900,000 for 2007 and $1,000,000 in 2006. However, farming expenses increased by $200,000, resulting in a net farming loss of $500,000 in 2007 as compared to a loss of $200,000 in 2006. Interest and other income, net includes an increase in commission income of $200,000 during 2007 as compared to 2006 due to the closings of sale transactions relating to real estate brokerage operations.

                  The increase in interest and other income, net for 2006 as compared to 2005 primarily relates to investment income. Investment income in 2006 increased by $3,600,000, primarily due to greater interest income resulting from higher interest rates and greater assets invested. Interest and other income, net also reflects sales of grapes from the harvest at the Rampage property of $1,000,000 and farming expenses of $1,200,000 for 2006; in 2005 the Company recognized $800,000 from the sales of grapes from the harvest and incurred farming expenses of $1,100,000. In addition, real estate brokerage operations, which were established in July 2005, closed on sales transactions resulting in commission income of $300,000 in 2006 and $100,000 in 2005. Interest and other income, net in 2005 also reflects $200,000 of pre-payment penalties incurred upon extinguishing the Rampage mortgage note.

                  The amount of minority expense recorded during each of the last three years reflects the level of sales activity at the San Elijo Hills project.

                  The Company's effective income tax rate during 2007 is less than the federal statutory rate due to the recognition of previously unrecognized tax benefits of $1,300,000. The Company's effective income tax rate during 2006 and 2005 is higher than the federal statutory rate due to California state income taxes.

Recently Issued Accounting Standards

                  In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 and SFAS 159 on its consolidated financial statements.

                  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141R will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements.

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

                  At December 31, 2007, the Company had investments of approximately $95,900,000 in securities issued by the U.S. government and U.S. Government-Sponsored Enterprises. The Company's investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in stockholders' equity. The securities in the portfolio are rated "AAA" and "Aaa" by Standard & Poor's and Moody's, respectively. All of these fixed income securities mature in 2008; the estimated weighted average remaining life of these fixed income securities was approximately 0.2 years at December 31, 2007. At December 31, 2006, the Company's investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.2 years and a weighted average interest rate of 5.1%. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

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



                                                                          Expected Maturity Date
                                    2008         2009         2010           2011         2012    Thereafter   Total    Fair Value
                                    ----         ----         ----           ----         ----    ----------   -----    ----------
                                                                          (Dollars in thousands)

Rate Sensitive Assets:
 Available for Sale Fixed
   Income Securities
   U.S. Treasury Securities      $   46,626     $  --        $  --          $   --       $  --       $ --     $46,626      $46,626
     Weighted Average
      Interest Rate                   3.67%
   U.S. Government-
       Sponsored Enterprises     $   49,314     $  --        $  --          $   --       $  --       $ --     $49,314      $49,314
     Weighted Average
      Interest Rate                   4.53%

Rate Sensitive Liabilities:
  Fixed Interest Rate
    Borrowings                   $    3,070     $  4,590     $  1,293       $   --       $  --       $ --     $ 8,953      $ 8,953
    Weighted Average
     Interest Rate                     .50%         .50%         .50%


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

                 Financial Statements and supplementary data required by this
Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
------   -----------------------------------------------------------------------

                  None.

Item 9A.    Controls and Procedures.
-------     -----------------------

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2007. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                  The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

                  Based on our assessment and those criteria, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

                  The effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.
-------  -----------------

                  Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

                  As of February 14, 2008, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:


      Name                      Age        Position with the Company           Office Held Since
     ----------                 ---        -------------------------           -----------------


Patrick D. Bienvenue            53     Director                           August 1998
Paul J. Borden                  59     Director and President             May 1998
Timothy M. Considine            67     Director                           January 1992
Ian M. Cumming                  67     Director                           May 1999
Michael A. Lobatz               59     Director                           February 1995
Curt R. Noland                  51     Vice President                     October 1998
Erin N. Ruhe                    42     Vice President, Treasurer and      Vice President since April 2000,
                                       Controller                         Treasurer since March 2004,
                                                                          Controller since January 1999
Joseph S. Steinberg             64     Director, Chairman of the Board    Director since 1998, Chairman of
                                                                          the Board since 1999


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

                 Ian M. Cumming. Mr. Cumming has served as a director of the Company since May 1999. Mr. Cumming has been a director and Chairman of the Board of Leucadia since June 1978 and a director and Chairman of the Board of The FINOVA Group Inc. ("FINOVA"), a middle market lender in which Leucadia has an indirect 25% equity interest, since August 2001. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986. Mr. Cumming is also an alternate director of Fortescue Metals Group Ltd. ("Fortescue"), an Australian public company that is engaged in the mining of iron ore, in which Leucadia has a 9.9% equity interest.

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

                  Joseph S. Steinberg. Mr. Steinberg has served as a director of the Company since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978. In addition, he has served as director of FINOVA since August 2001. Mr. Steinberg is also a director of Fortescue.

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

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                 Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of the forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial shareholders, we believe that during the year ended December 31, 2007, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

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

Item 11. Executive Compensation.
-------  ----------------------

                       Compensation Discussion & Analysis

Introduction


                  The Board of Directors has a compensation committee consisting of Joseph S. Steinberg that determines and approves the compensation of the executive officers of the Company, including those named in the Summary Compensation Table (the "Named Executive Officers").


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

                  Additionally, in 2007 all employees of the Company (but not all subsidiaries) received a discretionary year-end bonus equal to approximately 3% of base salary.


         Long Term Incentives - Stock Options

                  By means of our 1999 stock incentive plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

                  Options Awarded to Executive Officers

                  Occasionally, stock options may be awarded which, under the terms of our 1999 stock incentive plan, permit the executive officer or other employee to purchase shares of our common stock at not less than the fair market value of the shares of common stock at the date of grant. The extent to which the employee realizes any gain is, therefore, directly related to increases in the price of our common stock and, therefore, stockholder value, during the period of the option. In certain circumstances, options having an exercise price below the fair market value of our common stock on the date of grant may be issued (although none have been granted to date). Options granted to executive officers generally become exercisable at the rate of 20% per year, commencing one year after the date of grant. The number of stock options awarded to an executive officer is generally not based on any specific formula, but rather on a subjective assessment of the executive's performance and the Company's performance. Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information. Besides the options granted to Paul J. Borden by virtue of the automatic grant to directors, as discussed below, the last time that options were granted to executive officers was in 2000.


                  Options Awarded to Directors

                  Under the terms of our 1999 stock incentive plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year. As stated above, options are priced at the closing price on the date of grant.

                  In July 2007, pursuant to this automatic grant, Paul J. Borden was granted options to purchase 1,000 shares of our common stock with an exercise price of $62.75 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.


         Other Benefits; Executive Perquisites

                 Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

                  Mr. Borden maintains his primary residence in New Jersey. We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California. Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements. As a result, beginning in 2005, the Board of Directors (without Mr. Borden's participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us. In 2007, we paid Mr. Borden $62,579 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2007.

                  Mr. Noland receives the use of a Company owned car and certain related benefits.

                  No other Named Executive Officers receive perquisites.


Stock Ownership Requirements

                  We do not have a formal stock ownership requirement.


Compensation of Named Executive Officers

                  On January 7, 2008, the Compensation Committee approved annual salary increases (effective January 1, 2008) and discretionary 2007 cash bonuses for each of the Named Executive Officers.

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


Compensation Committee Report


                  I have reviewed and discussed with the Company's management the above Compensation Discussion and Analysis ("CD&A"). Based upon my review and discussions, I have recommended to the Board of Directors that the CD&A be included in this Form 10-K.


                                                    Compensation Committee



                                                    Joseph S. Steinberg


                           Summary Compensation Table


    Name and                                                        Option             All Other
 Principal Position      Year       Salary         Bonus           Awards (2)       Compensation (3)      Total
-------------------      ----       ------         -----           -----------       ------------       ----------


Paul J. Borden,          2007     $ 269,907 (1)   $ 307,377        $  17,961         $ 156,263 (4)      $ 751,508
President                2006     $ 262,732       $ 307,162        $  12,169         $ 119,288          $ 701,351

Curt R. Noland,          2007     $ 159,145       $ 154,774           -              $  17,886 (5)      $ 331,805
Vice President           2006     $ 154,492       $ 254,635           -              $  16,970          $ 426,097

Erin N. Ruhe             2007     $ 128,752       $ 178,863           -              $   9,000          $ 316,615
Vice President,          2006     $ 125,008       $ 253,750           -              $   8,800          $ 387,558
Treasurer and
Controller


For information concerning 2006 compensation, see the company's Proxy Statement dated June 18, 2007.

(1)  Includes director fees to Mr. Borden from the Company of $24,000 in 2007.

(2) This column represents the expense recorded in 2007 for the fair value of stock options granted to Mr. Borden in (a) 2007 and (b) prior years, all in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Information on the valuation assumptions made when calculating the amounts in this column for 2007, 2006 and 2005 awards is found in Note 7 to the Company's consolidated financial statements contained herein. Information on the assumptions made when calculating the amounts in this column for 2004 and 2003 awards is found in Note 7 to the Company's consolidated financial statements included in its 2004 Form 10-K.

(3) Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer. The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(4) For 2007, consists of non-cash compensation of $29,838 for maintaining a temporary residence in California and $43,787 for airfare to and from his primary residence in New Jersey. This column also includes transportation and the personal use of a Company car while in California and related expenses, as well as contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden. For 2007, also includes $62,579 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.

(5) Consists of non-cash compensation for use of a Company car and related expenses and contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Noland, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Noland.


                       Grants of Plan-Based Awards in 2007

                  This table provides information about equity awards granted to the named executives in 2007 under our 1999 Stock Option Plan. As discussed in the CD&A, in 2007 Mr. Borden was granted options pursuant to the automatic grant to directors under the 1999 stock incentive plan.


                                            All Other Option
                                           Awards: Number of
                                               Securities      Exercise or Base      Grant Date Fair
                                               Underlying       Price of Option    Value of Stock and
Name                         Grant Date       Options (1)         Awards (2)        Option Awards (3)
----                         ----------       -----------         ----------        -----------------


Paul J. Borden, President       7/10/07          1,000              $62.75               $20,803


(1) This column shows the number of common shares issuable under options granted in 2007. The options vest and become exercisable in four equal installments beginning on July 10, 2008.

(2) This column shows the exercise price for the stock options granted, which was the closing price of the Company's common stock on the date of grant, July 10, 2007.

(3) This column shows the fair value of stock options granted to the Named Executive Officer in 2007. The fair value was determined in accordance with SFAS 123R on the grant date, and is being recognized as an expense over the vesting period. For information on the valuation assumptions with respect to this grant refer to Note 7 to our consolidated financial statements contained herein.

                  Outstanding Equity Awards at Fiscal Year-End

                  This table provides information on the holdings of option awards by the Named Executive Officers at December 31, 2007. This table includes exercisable and unexercisable options. The options vest and become exercisable in five equal annual installments, commencing one year from the grant date. For additional information about the option awards, see the description of our 1999 stock incentive plan in the CD&A.



                                                  Option Awards
                                                  -------------
                                        Number of Securities       Option       Option
                                       Underlying Unexercised     Exercise   Expiration
Name                   Grant Date              Options              Price       Date
----                   ----------    ---------------------------    -----       ----
                                     Exercisable   Unexercisable
                                     -----------   -------------


Paul J. Borden,           7/9/03         100            --          $27.40      7/9/08
President
                         8/24/04         750             250        $44.50     8/24/09

                         7/12/05         500             500        $65.19     7/12/10

                         7/18/06         250             750        $65.50     7/18/11

                         7/10/07         --            1,000        $62.75     7/10/12




                Option Exercises and Stock Vested in Fiscal 2007

This table provides information for the Named Executive Officers with respect to stock options exercised during 2007, including the number of shares acquired upon exercise and the value realized, each before payment of any applicable withholding taxes.

                                                  Option Awards
                                        -------------------------------
                                          Number of
                                            Shares
                                           Acquired      Value Realized
                Name                     on Exercise       on Exercise
                ----                     -----------       -----------
Paul J. Borden, President (1)                100             $5,350


(1) Mr. Borden exercised 100 stock options on June 14, 2007 with an exercise price of $9.50 per share and a market price of $63.00 per share.


                              Director Compensation

                  In 2007, each director received a retainer of $24,000 for serving on the Board of Directors. In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee, and Dr. Lobatz was paid $17,000 for serving on the Audit Committee. Under the terms of our 1999 Stock Incentive Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year. The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant. These options become exercisable at the rate of 25% per year commencing one year after the date of grant. As a result of this provision, options to purchase 1,000 shares of Common Stock at an exercise price of $62.75 per share were awarded to each of Messrs. Bienvenue, Considine, Cumming, Lobatz and Steinberg on July 10, 2007. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.

         This table sets forth compensation paid to the non-employee directors during 2007.


                                                 Fees Earned or
                                                  Paid in Option
                            Name                    Cash (1)          Awards (2)       Total (3)
                            ----                    --------          ----------       ---------

                Patrick D. Bienvenue                $24,000            $17,961          $41,961
                Timothy M. Considine                $50,000            $17,961          $67,961
                Ian M. Cumming                      $24,000            $17,961          $41,961
                Michael A. Lobatz                   $41,000            $17,961          $58,961
                Joseph S. Steinberg                 $24,000            $17,961          $41,961


(1) This column reports the amount of cash compensation earned in 2007 for Board and committee service.

(2) This column represents the expense recorded in 2007 for the fair value of options granted to directors in (a) 2007 and (b) prior years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Information on the valuation assumptions made when calculating the amounts in this column for 2007, 2006 and 2005 awards is found in Note 7 to the Company's consolidated financial statements contained herein. Information on the assumptions made when calculating the amounts in this column for 2004 and 2003 awards is found in Note 7 to the Company's consolidated financial statements included in its 2004 Form 10-K.

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


         Security Ownership of Certain Beneficial Owners and Management and
Item 12. Related Stockholder Matters.
-------  ------------------------------------------------------------------

Equity Compensation Plan Information

                  The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2007. All outstanding awards relate to the Company's Common Stock.



                                                                                         Number of securities
                                                                                         remaining available
                                                                                          for future issuance
                                   Number of Securities           Weighted-average           under equity
                                    to be issued upon             exercise price of       compensation plans
                             exercise of outstanding options,   outstanding options,     (excluding securities
                                   warrants and rights           warrants and rights    reflected in column (a))
    Plan Category                           (a)                          (b)                     (c)
    -------------            --------------------------------    -------------------    ------------------------


Equity compensation
  plans approved by
  security holders                          24,525                      $58.80                  475,900

Equity compensation
  plans not approved
  by security holders                        --                           --                       --
                                           -------                      ------                  -------

Total                                       24,525                      $58.80                  475,900
                                           =======                      ======                  =======

                          PRESENT BENEFICIAL OWNERSHIP

                  Set forth below is certain information as of February 14, 2008, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of the executive officers named in the Summary Compensation Table under "Executive Compensation," (4) the trusts for the benefit of Mr. Steinberg's children and charitable foundations established by Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group. Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.


                                                                             Number of Shares
Name and Address                                                              and Nature of            Percent
of Beneficial Owner                                                        Beneficial Ownership       of Class
-------------------                                                        --------------------       --------

Leucadia National Corporation (a)..................................         2,474,226                 29.9%
Beck, Mack & Oliver LLC (b) .......................................           789,936                  9.5%
Patrick D. Bienvenue...............................................             2,900  (c)             *
Paul J. Borden.....................................................             6,900  (c)             *
Timothy M. Considine...............................................             3,400  (d)             *
Ian M. Cumming.....................................................           610,059  (e)(f)          7.4%
Michael A. Lobatz..................................................             2,900  (c)             *
Curt R. Noland.....................................................             5,000                  *
Erin N. Ruhe.......................................................             5,000                  *
Joseph S. Steinberg................................................           743,520  (f)(g)          9.0%
The Steinberg 1989 Trust...........................................            27,532  (h)              .3%
Cumming Foundation.................................................           172,330  (i)             2.1%
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust.........................................            42,381  (j)              .5%
All Directors and executive officers
   as a group (8 persons)..........................................          1,379,679 (k)            16.7%

-------------------
*  Less than .1%.

(a) The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b) The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017. Based upon a Schedule 13G dated January 31, 2008, filed by Beck, Mack & Oliver LLC ("BMO") and discussions with BMO, the securities reported in BMO's Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO. Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients. Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

(c) Includes 1,600 shares that may be acquired upon the exercise of currently exercisable stock options.

(d) Includes 500 shares held by the Seeseeanoh Inc. Retirement Plan. Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California. Also includes (i) 1,325 shares held by The Considine Family 1981 Trust, of which Mr. Considine and his wife are trustees and (ii) 1,525 shares that may be acquired upon exercise of currently exercisable stock options.

(e) Includes (i) 9,530 shares (.1%) beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner, (ii) 60,000 shares (.7%) held by a corporation which is 50% owned by Mr. Cumming and 50% owned by Mr. Cumming's wife and
     (iii) 1,600 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Cumming may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares.

(f) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company. The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(g) Includes (i) 3,676 shares (less than .1%) beneficially owned by Mr. Steinberg's wife and daughter as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares (.7%) owned by trusts for the benefit of Mr. Steinberg's children and (iii) 1,600 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Steinberg may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares.

(h) Mr. Steinberg disclaims beneficial ownership of all of our common stock held by this trust.

(i) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of our common stock held by the foundation.

(j) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.

(k) Includes 9,525 shares that may be acquired upon the exercise of currently exercisable stock options.

                  As of February 14, 2008, Cede & Co. held of record 4,837,582 shares of our common stock (approximately 58.5% of our total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

                  As described herein, our common stock are subject to transfer restrictions that are designed to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes. Our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares. Stockholders (and prospective stockholders) are advised that, under the tax law rules incorporated in these provisions, the acquisition of even a single share of common stock may be proscribed under our certificate of incorporation, given (among other things) the tax law ownership attribution rules as well as the tax law rules applicable to acquisitions made in coordination with or in concert with others. The restriction will remain until the earliest of (a) December 31, 2010, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward. The restriction may be waived by our Board of Directors. Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisors and/or us to determine whether their ownership of our common shares approaches the proscribed level. Based upon discussions with BMO, we believe that the beneficial ownership (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) by BMO of our common stock as reflected in the table above is not in violation of the transfer restrictions contained in our certificate of incorporation.

         Certain Relationships and Related Transactions and Director
Item 13. Independence.
-------  -----------------------------------------------------------

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

Related Person Transactions

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned, both before and after the Company's October 2002 acquisition of the San Elijo Hills project. Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of these subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2007, the amount of outstanding bonds was approximately $12,100,000.

                  Since 1995, Leucadia has been providing administrative and accounting services to the Company. Under the current administrative services agreement, Leucadia provides services to the Company for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2007). Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company's Secretary, in addition to various administrative functions. Ms. Maki is an officer of subsidiaries of Leucadia. The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Leucadia has the right to terminate the agreement by giving the Company not less than one year's prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia. The agreement has not been terminated by either party.

                  The Audit Committee or the Board has approved or ratified each of the foregoing.

Director Independence

                 The Board of Directors has determined that Mr. Considine and Dr. Lobatz are independent, applying the Nasdaq Stock Market's listing standards for independence.

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

Audit Fees

           In accordance with the SEC's definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company's consolidated financial statements included in the Company's Form 10-K, the review of financial statements included in the Company's Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules. All such services were approved by the Audit Committee. Such amounts aggregated $265,000 and $245,500 for the years ended December 31, 2007 and 2006, respectively.

                                     PART IV


Item 15.  Exhibits and Financial Statement Schedules.
-------   ------------------------------------------


(a)(1) Financial Statements.

         Report of Independent Registered Public Accounting Firm                                                F-1

         Consolidated Balance Sheets at December 31, 2007 and 2006                                              F-2

         Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005             F-3

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 2007, 2006 and 2005                                                                       F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005             F-5

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

                                             HOMEFED CORPORATION


Date: February 22, 2008             By /s/  Erin N. Ruhe
                                       ---------------------------------
                                       Erin N. Ruhe
                                       Vice President, Treasurer and Controller

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  February 22, 2008            By /s/  Joseph S. Steinberg
                                       ---------------------------------
                                       Joseph S. Steinberg, Chairman
                                       of the Board and Director

Date:  February 22, 2008            By /s/  Paul J. Borden
                                       ---------------------------------
                                       Paul J. Borden, President and Director
                                       (Principal Executive Officer)


Date:  February 22, 2008            By /s/  Erin N. Ruhe
                                       --------------------------------------
                                       Erin N. Ruhe, Vice President, Treasurer
                                       and Controller
                                       (Principal Financial and Accounting
                                       Officer)


Date:  February 22, 2008            By /s/  Patrick D. Bienvenue
                                       ---------------------------------
                                       Patrick D. Bienvenue, Director


Date:  February 22, 2008            By /s/  Timothy Considine
                                       ---------------------------------
                                       Timothy Considine, Director


Date:  February 22, 2008            By /s/  Ian M. Cumming
                                       --------------------------------
                                       Ian M. Cumming, Director


Date:  February 22, 2008            By /s/  Michael A. Lobatz
                                       ----------------------
                                       Michael A. Lobatz, Director

================================================================================




            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of HomeFed Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, on January 1, 2007.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
February 15, 2008
Irvine, California

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets December 31, 2007 and 2006
(Dollars in thousands, except par value)


                                                                                             2007              2006
                                                                                             ----              ----

ASSETS
------
Real estate                                                                             $   88,200        $   79,341
Cash and cash equivalents                                                                   10,574            47,177
Investments-available-for-sale (amortized cost of $95,877 and $83,783)                      95,940            83,829
Accounts receivable, deposits and other assets                                               1,288             1,798
Deferred income taxes                                                                       23,253            25,154
                                                                                        ----------        ----------

TOTAL                                                                                   $  219,255        $  237,299
                                                                                        ==========        ==========

LIABILITIES
-----------
Notes payable                                                                           $    8,953         $   9,898
Deferred revenue                                                                            14,349            34,446
Accounts payable and accrued liabilities                                                     6,489             8,734
Liability for environmental remediation                                                     10,437            10,690
Income taxes payable                                                                            66             1,965
Other liabilities                                                                            2,077             3,719
                                                                                        ----------        ----------

      Total liabilities                                                                     42,371            69,452
                                                                                        ----------        ----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                                           14,767            13,067
-----------------                                                                       ----------        ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $.01 par value; 25,000,000 shares authorized; 8,274,384 and
   8,273,834 shares outstanding                                                                 83                83
Additional paid-in capital                                                                 381,602           381,478
Accumulated other comprehensive income                                                          38                27
Accumulated deficit                                                                       (219,606)         (226,808)
                                                                                        ----------        ----------

      Total stockholders' equity                                                           162,117           154,780
                                                                                        ----------        ----------

TOTAL                                                                                   $  219,255        $  237,299
                                                                                        ==========        ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)


                                                                          2007              2006               2005
                                                                          ----              ----               ----

REVENUES
--------
Sales of real estate                                                  $   22,575        $   55,810        $  105,732
Income from options on real estate properties                                450            12,583              --
Co-op marketing and advertising fees                                         649             1,049             2,200
                                                                      ----------        ----------        ----------
                                                                          23,674            69,442           107,932
                                                                      ----------        ----------        ----------

EXPENSES
--------
Cost of sales                                                              5,890            13,988            26,719
Interest expense                                                            --                --                 138
General and administrative expenses                                       10,703            15,078            12,920
Administrative services fees to Leucadia National Corporation                180               180               180
                                                                      ----------        ----------        ----------
                                                                          16,773            29,246            39,957
                                                                      ----------        ----------        ----------

Income from operations                                                     6,901            40,196            67,975
                                                                      ----------        ----------        ----------

Interest and other income, net                                             5,373             6,870             2,707
                                                                      ----------        ----------        ----------

Income before income taxes and minority interest                          12,274            47,066            70,682
Income tax provision                                                      (3,754)          (18,933)          (29,207)
                                                                      ----------        ----------        ----------

Income before minority interest                                            8,520            28,133            41,475
Minority interest                                                         (1,700)          (10,957)           (9,683)
                                                                      ----------        ----------        ----------

Net income                                                            $    6,820        $   17,176        $   31,792
                                                                      ==========        ==========        ==========

Basic income per common share                                            $  0.82           $  2.08            $ 3.85
                                                                         =======           =======            ======
Diluted income per common share                                          $  0.82           $  2.08            $ 3.84
                                                                         =======           =======            ======








              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except par value and per share amounts)


                                                   Common                      Accumulated
                                                    Stock      Additional        Other                               Total
                                                  $.01 Par      Paid-in        Comprehensive     Accumulated     Stockholders'
                                                    Value       Capital        Income (Loss)       Deficit           Equity
                                                    -----       -------        -------------       -------           ------


Balance, January 1, 2005                            $  83      $   381,192      $   (14)        $ (267,510)         $ 113,751
                                                                                                                    ---------

    Comprehensive income:
      Net change in unrealized gain (loss)
        on investments, net of tax provision
        of $12                                                                       20                                    20
      Net income                                                                                    31,792             31,792
                                                                                                                    ---------
          Comprehensive income                                                                                         31,812
                                                                                                                    ---------
    Exercise of options to purchase common
      shares                                                            32                                                 32
    Dividends ($.50 per common share)                                                               (4,130)            (4,130)
                                                    -----      -----------      -------         ----------          ---------

Balance, December 31, 2005                             83          381,224            6           (239,848)           141,465
                                                                                                                    ---------

    Comprehensive income:
      Net change in unrealized gain (loss)
        on investments, net of tax provision
        of $16                                                                       21                                    21
      Net income                                                                                    17,176             17,176
                                                                                                                    ---------
          Comprehensive income                                                                                         17,197
                                                                                                                    ---------

    Share-based compensation expense                                    73                                                 73

    Exercise of options to purchase common
      shares, including excess tax benefit                             181                                                181
    Dividends ($.50 per common share)                                                               (4,136)            (4,136)
                                                    -----      -----------      -------         ----------          ---------

Balance, December 31, 2006                             83          381,478           27           (226,808)           154,780
                                                                                                                    ---------

    Cumulative effect of a change in accounting
     principle as of January 1, 2007 -- FASB
     Interpretation No. 48                                                                             382                382
                                                                                                                    ---------
    Comprehensive income:
      Net change in unrealized gain (loss)
        on investments, net of tax provision
        of $6                                                                        11                                    11
      Net income                                                                                     6,820              6,820
                                                                                                                    ---------
          Comprehensive income                                                                                          6,831
                                                                                                                    ---------

    Share-based compensation expense                                   108                                                108

    Exercise of options to purchase common
        shares, including excess tax benefit                            16                                                 16
                                                    -----      -----------      -------         ----------          ---------

Balance, December 31, 2007                          $  83      $   381,602      $    38         $ (219,606)         $ 162,117
                                                    =====      ===========      =======         ==========          =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)


                                                                                2007          2006          2005
                                                                                ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  6,820      $ 17,176      $ 31,792
Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
   Minority interest                                                             1,700        10,957         9,683
   Provision for deferred income taxes                                           1,895         6,906        12,069
   Share-based compensation expense                                                108            73           --
   Excess tax benefit from exercise of stock options                               (10)         (109)          --
   Net securities losses                                                          --              --             3
   Accretion of discount on available-for-sale investments                      (4,465)       (3,920)       (2,044)
   Changes in operating assets and liabilities:
     Real estate                                                                (8,750)      (16,627)      (14,388)
     Accounts receivable, deposits and other assets                                510         1,190           333
     Notes payable                                                                 (69)         (383)         (787)
     Deferred revenue                                                          (20,097)      (38,714)       34,081
     Accounts payable and accrued liabilities                                   (2,245)       (3,867)        4,849
     Non-refundable option payments                                                 40       (13,583)        1,914
     Liability for environmental remediation                                      (253)         (312)         (390)
     Income taxes receivable/payable                                            (1,889)       (8,904)       10,978
     Other liabilities                                                          (1,300)          107           148
                                                                              --------      --------      --------
       Net cash provided by (used for) operating activities                    (28,005)      (50,010)       88,241
                                                                              --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                              (230,620)     (200,574)     (148,888)
Proceeds from maturities of investments-available for sale                     222,355       178,893       152,795
Proceeds from sales of investments                                                 636         6,999        15,225
                                                                              --------      --------      --------
       Net cash provided by (used for) investing activities                     (7,629)      (14,682)       19,132
                                                                              --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                                   --          (4,136)       (4,130)
 Contribution from minority interest                                              --            --              14
 Distributions to minority interest                                               --         (15,347)         --
 Principal payments to notes payable holders                                      (985)         (517)       (6,235)
 Exercise of options to purchase common shares                                       6            72            32
 Excess tax benefit from exercise of stock options                                  10           109          --
                                                                              --------      --------      --------

       Net cash used for financing activities                                     (969)      (19,819)      (10,319)
                                                                              --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (36,603)      (84,511)       97,054

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  47,177       131,688        34,634
                                                                              --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 10,574      $ 47,177      $131,688
                                                                              ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized)                           $   --        $   --        $    403
                                                                              ========      ========      ========

Cash paid for income taxes                                                    $  5,025      $ 20,930      $  4,801
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

         The Company records interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.

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

         Provision for Losses on Real Estate - The Company's real estate is carried at cost. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value. The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different. The Company has not recorded any such provisions during the three year period ended December 31, 2007.

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

         Investments - Securities with maturities equal to or greater than three months at the time of acquisition are classified as investments available-for-sale, and are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity, net of taxes. The cost of securities sold is based on specific identification.

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

         Option deposits - Option payments received from prospective buyers are recognized as liabilities until the title of the real estate is transferred or the option is forfeited, or in the case of refundable deposits, the prospective buyer decides not to purchase the real estate and the deposit is returned. At December 31, 2007, the liability for non-refundable option payments was $40,000.

         Capitalization of Interest and Real Estate Taxes - Interest and real estate taxes attributable to land and property construction are capitalized and added to the cost of those properties while the properties are being actively developed.

         Farming Activities - Income and expense from farming related activities at the Rampage property are included with interest and other income, net in the Company's consolidated statements of operations. See Note 9 for more information.

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

         Recently Issued Accounting Standards - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 and SFAS 159 on its consolidated financial statements.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141R will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements.

2.       ACQUISITION OF CDS

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

3.       INVESTMENTS

         At December 31, 2007 and 2006, the Company's investments consisted of fixed income securities issued by the U.S. Government and U.S. Government-Sponsored Enterprises, which were classified as available-for-sale. All of the Company's investments mature in one year or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31, 2007 and 2006 are as follows (in thousands):


                                                                                   Gross         Gross
                                                         Par        Amortized     Unrealized    Unrealized     Estimated
                                                         Value         Cost         Gains        Losses      Fair Value
                                                         -----         ----         -----        ------      ----------

       2007
       Bonds and notes:
        U.S. Treasury securities                      $  46,965     $   46,605      $  21         $  --      $   46,626
        U.S. Government-Sponsored Enterprises            49,850         49,272         42            --          49,314
                                                      ---------     ----------      -----         -------    ----------
           Total                                      $  96,815     $   95,877      $  63         $  --      $   95,940
                                                      =========     ==========      =====         =======    ==========

       2006
       Bonds and notes:
        U.S. Treasury securities                      $  67,305     $   66,543      $  38         $  --      $   66,581
        U.S. Government-Sponsored Enterprises            17,285         17,240          8            --          17,248
                                                      ---------     ----------      -----         -------    ----------
           Total                                      $  84,590     $   83,783      $  46         $  --      $   83,829
                                                     ==========     ==========      =====         =======    ==========

         The difference between the par value and amortized cost of an individual investment is accreted to interest income over the remaining life of the investment using the effective interest rate method.

4.       REAL ESTATE

         A summary of real estate carrying values by project is as follows (in thousands):

                                                         December 31,
                                                 ----------------------------
                                                    2007                2006
                                                  --------           --------

                  San Elijo Hills                 $  59,345          $  51,005
                   Otay Ranch                        24,259             23,740
                   Rampage                            4,596              4,596
                                                   --------           --------
                     Total                        $  88,200          $  79,341
                                                  =========          =========


         The San Elijo Hills and Otay Ranch projects are considered to be land under development while the Rampage property is not currently being developed. Interest totaling $100,000 and $400,000, related to the San Elijo Hills project, was incurred and capitalized in real estate during 2007 and 2006, respectively. All of the San Elijo Hills project land is pledged as collateral for the notes payable to trust deed holders described in Note 5.

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

5.       INDEBTEDNESS

         Notes payable are non-recourse promissory notes to trust deed holders that mature on December 31, 2010, are non-interest bearing and are collateralized by the San Elijo Hills project land. When a portion of the San Elijo Hills project is sold, a specified amount is required to be paid to the note holder in order to obtain a release of their security interest in the land. Such amount is specified in the note agreements and takes into consideration prior note payments. The sum of all payments made under these notes, whether denominated as interest, principal or otherwise, cannot exceed approximately $42,100,000. As of December 31, 2007, $33,100,000 had been paid.

         The notes payable to trust deed holders were recorded at fair value at the date of acquisition of CDS, based on the estimated future payments discounted at 6.5%. The activity for the years ended December 31, 2007 and 2006 is as follows (in thousands):

                                                         2007            2006
                                                       -------        ---------

          Beginning balance                            $  9,898       $ 10,403
          Principal payments                               (985)          (517)
          Interest added to principal                        40             12
                                                       --------       --------
          Ending balance                               $  8,953       $  9,898
                                                       ========       ========

         At the end of each quarterly reporting period, the carrying amounts of the notes are compared to the most recent estimate of future payments. The difference is amortized prospectively using the effective interest rate method. The effective interest rate for the years ended December 31, 2007 and 2006 was 1.2% and 3.6%, respectively. Effective January 1, 2008, the effective interest rate is 0.5%. Based on the Company's cash flow forecast, the expected payments to the trust deed holders that will be allocated to principal are as follows (in thousands): 2008 - $3,100, 2009 - $4,600 and 2010 - $1,300.

6.       MINORITY INTEREST

         Through its ownership of CDS, the Company owns 80% of the common stock of CDS Devco, Inc. ("Devco"), which in turn owns 85% of the common stock of San Elijo Ranch, Inc. ("SERI"). Pursuant to a stockholders' agreement with the holder of the minority interest in Devco, the Company is entitled to a 15% return on all funds advanced to Devco, compounded annually, plus the return of its capital, prior to the payment of any amounts to the minority shareholder. Once those amounts are paid, the minority shareholder is entitled to 20% of future cash flows distributed to shareholders. Pursuant to a stockholders' agreement with the holders of the minority interests in SERI, Devco loans funds to SERI and charges a 12% annual rate. Once this loan is fully repaid, the minority shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders. As of December 31, 2007, approximately $14,800,000 has been accrued for the Devco and SERI minority interests. Amounts accrued for minority interests have been reduced for income taxes calculated pursuant to tax sharing agreements. During 2006, aggregate dividends of $15,300,000 were paid to the minority shareholders that reduced the minority interest balance on the Company's consolidated balance sheets.

7.       STOCK INCENTIVE PLANS

         Under the Company's 1999 Stock Incentive Plan (the "Plan"), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year. Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held. In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares. The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant. Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant. Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant. No stock appreciation rights have been granted. As of December 31, 2007, 475,900 shares were available for grant under the plan.

         A summary of activity with respect to the Company's 1999 Stock Incentive Plan for employees and directors for 2007, 2006 and 2005 is as follows:



                                                       Common            Weighted-     Weighted-Average
                                                       Shares            Average         Remaining        Aggregate
                                                     Subject to          Exercise        Contractual      Intrinsic
                                                       Option            Price             Term            Value
                                                     ---------           --------      --------------   ----------

Balance at January 1, 2005                              18,350           $20.32
   Granted                                               6,000           $65.19
   Exercised                                            (3,775)          $ 7.59                         $  210,000
                                                      --------                                          ==========

Balance at December 31, 2005                            20,575           $35.74
   Granted                                               6,000           $65.50
   Exercised                                            (7,500)          $ 7.62                         $  410,000
                                                      --------                                          ==========

Balance at December 31, 2006                            19,075           $56.16
   Granted                                               6,000           $62.75
   Exercised                                              (550)          $10.31                         $   30,000
                                                      --------                                          ==========

Balance at December 31, 2007                            24,525           $58.80        3.0 years        $  120,000
                                                      ========                         =========        ==========

Exercisable at December 31, 2007                         9,525           $53.38        2.2 years        $  100,000
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

         Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. As a result of the adoption of SFAS 123R, compensation cost increased by $110,000 and $70,000 for the years ended December 31, 2007 and 2006, respectively, and net income decreased by $60,000 and $40,000 for the years ended December 31, 2007 and 2006, respectively. Had the Company used the fair value based accounting method for 2005, compensation cost would have been higher by $50,000, and primary and diluted earnings per share would not have changed materially. As of December 31, 2007, total unrecognized compensation cost related to nonvested share-based compensation plans was $270,000; this cost is expected to be recognized over a weighted-average period of 1.5 years.

         The following summary presents the assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31, 2007:


                                                      2007         2006        2005
                                                    --------     --------    -------


        Risk free interest rate                     4.34%        5.00%       3.91%
        Expected volatility                         32.11%       35.23%      33.26%
        Expected dividend yield                     0.0%         0.0%        0.0%
        Expected life                               4.3 years    4.3 years   4.3 years
        Fair value per grant                        $20.80       $23.83      $21.66

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

8.       SALES OF REAL ESTATE

         Revenues from sales of real estate for each of the three years in the period ended December 31, 2007 is comprised of the following (in thousands):

                                                                      2007           2006          2005
                                                                      ----           ----          ----

         Developed lots at San Elijo Hills project                  $  22,575      $  54,314     $ 100,723
         Undeveloped land at the Otay Ranch project                     --             1,496            43
         Rampage                                                        --             --            4,966
                                                                    ---------      ---------     ---------
             Total                                                  $  22,575      $  55,810     $ 105,732
                                                                    =========      =========     =========

         At the time the Company closes on sales of real estate at the San Elijo Hills project, a portion of the revenue is initially deferred since the Company is required to make significant improvements to the property. For each of the three years in the period ended December 31, 2007, the activity in the deferred revenue account is as follows (in thousands):

                                                                      2007          2006           2005
                                                                      ----          ----           ----

         Deferred revenue balance at January 1,                     $  34,446      $  73,160     $  39,079
           Revenue deferred on the date of sale                           468          4,572        57,108
           Deferred revenue recognized in operations                  (20,565)       (43,286)      (23,027)
                                                                    ---------      ---------     ---------
         Deferred revenue balance at December 31,                   $  14,349      $  34,446     $  73,160
                                                                    =========      =========     =========

         As of December 31, 2007, the Company estimates that it will spend approximately $4,100,000 to complete the required improvements, including costs related to common areas. The Company estimates these improvements will be substantially complete by the end of 2008.

         In 2005, the Company sold very low income apartment units for a $1,500,000 note; however, no cash down payment was received, the note did not bear interest and any payments the Company might receive were contingent upon the buyer obtaining financing. The Company did not recognize any revenue or receivable resulting from this transaction in 2005. During 2007, the Company collected $800,000 from the buyer which was recognized as revenue when received. No further payments from the buyer are expected.

9.       OTHER RESULTS OF OPERATIONS

         Interest and other income, net for each of the three years in the period ended December 31, 2007 consists of the following (in thousands):


                                                                        2007         2006         2005
                                                                        ----         ----         ----

         Interest income                                              $ 5,352      $ 6,668      $ 3,025
         Realty commissions                                               484          258           89
         Farming activities, net                                         (478)        (194)        (332)
         Rental income from Leucadia                                       12           12           21
         Loss on prepayment of notes payable                              --           --          (169)
         Cable trench fees                                                 23          124           78
         Other                                                            (20)           2           (5)
                                                                      -------      -------      -------
   Total                                                              $ 5,373      $ 6,870       $2,707
                                                                      =======      =======      =======

         For the year ended December 31, 2007, 2006 and 2005, farming activities, net includes income from grape sales of $900,000, $1,000,000 and $800,000, respectively, and farming expenses of $1,400,000, $1,200,000 and $1,100,000, respectively.

         Proceeds from sales of investments classified as available for sale were $600,000, $7,000,000 and $15,200,000 during 2007, 2006 and 2005, respectively. Realized gross gains (losses) were not material during the last three years.

         Advertising costs were $2,000,000, $3,000,000 and $1,800,000 for 2007,
2006 and 2005, respectively.

10.      INCOME TAXES

         The provision for income taxes for each of the three years in the period ended December 31, 2007 was as follows (in thousands):


                                                       2007             2006              2005
                                                       ----             ----              ----

State income taxes - current                       $   (1,023)       $   (3,886)      $   (5,603)
State income taxes - deferred                             (68)             (225)            (742)
Federal income taxes - current                         (2,113)           (8,141)         (11,535)
Federal income taxes - deferred                          (550)           (6,681)         (11,327)
                                                   -----------       -----------      -----------
                                                   $   (3,754)       $  (18,933)      $  (29,207)
                                                   ==========        ==========       ==========


         Current federal income taxes for all years principally relates to federal alternative minimum tax.

         The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):


                                                       2007             2006              2005
                                                       ----             ----              ----

Expected federal income tax                         $  (4,296)       $  (16,473)      $  (24,739)
State income taxes, net of federal income
   tax benefit                                           (709)           (2,672)          (4,384)
Recognition of previously unrecognized tax
     benefits                                           1,277               --              --
Other                                                     (26)              212              (84)
                                                    ---------        ----------       ----------
Actual income tax provision                         $  (3,754)       $  (18,933)      $  (29,207)
                                                    =========        ==========       ==========


         The Company and its wholly-owned subsidiaries have net operating tax loss carryforwards ("NOLs") available for federal income tax purposes of $32,900,000 as of December 31, 2007. The NOLs were generated during 1996 to 1999 and expire in 2011 to 2019 as follows (in thousands):

                      Year of Expiration             Loss Carryforwards
                      ------------------             ------------------

                            2008                       $     --
                            2009                             --
                            2010                             --
                            2011                            3,304
                            2012                            8,671
                         Thereafter                        20,950
                                                       ----------
                                                       $   32,925
                                                       ==========


         At December 31, 2007 and 2006 the net deferred tax asset consisted of the following (in thousands):

                                                                          2007                 2006
                                                                          ----                 ----

                        NOL carryforwards                              $  11,524            $  15,261
                        Land basis                                         4,619                4,619
                        Minimum tax credit carryovers                     29,361               27,223
                        Other, net                                         5,030                5,332
                                                                       ---------            ---------
                                                                          50,534               52,435
                        Valuation allowance                              (27,281)             (27,281)
                                                                       ---------            ---------
                                                                       $  23,253            $  25,154
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

         The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):


                                                   Unrecognized
                                                   Tax Benefits       Interest       Total
                                                   ------------       --------       -----

As of January 1, 2007, date of adoption of
  FIN 48                                           $    2,300        $   500       $  2,800
Additional interest expense recognized                   --              100            100
Reductions as a result of the lapse
  of the statute of limitations                        (1,000)          (300)        (1,300)
                                                   ----------        -------      ---------
Balance, December 31, 2007                         $    1,300        $   300       $  1,600
                                                   ==========        =======       ========


         If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower the Company's effective income tax rate. Over the next twelve months, the Company believes it is reasonably possible that the aggregate amount of unrecognized tax benefits will decrease by an additional $1,000,000 upon the expiration of the statute of limitations. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2003, and with respect to California state income tax returns through 2002.

11.      EARNINGS PER SHARE

         Basic and diluted income per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding and, for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The treasury stock method is used for these calculations. The number of shares used to calculate basic earnings per share amounts was 8,274,124, 8,272,266 and 8,262,326 for 2007, 2006 and 2005,
respectively. The number of shares used to calculate diluted earnings per share was 8,275,697, 8,274,833 and 8,274,852 for 2007, 2006 and 2005, respectively.

12.      COMMITMENTS AND CONTINGENCIES

         Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia. Effective October 2002, as a result of the acquisition of CDS, sublease payments from Leucadia reflected in other income were $12,000 in each of 2007 and 2006 and $20,000 in 2005. Rental expense (net of sublease income) was $200,000 in each of 2007, 2006 and 2005. During 2007, the lease term was amended to add space and extend the term to June 2013. Future minimum annual rentals (exclusive of real estate, maintenance and other changes) are approximately $300,000.

         On January 6, 2005, an owner of property adjacent to the Rampage property filed a complaint against the Company and the former owners of the Rampage property. The complaint alleges that the value of an option to purchase a portion of the Rampage property was devalued by approximately $3,000,000 due to poor farming practices. The Company does not believe the ultimate resolution of this matter will be material.

         The Company had leased farming rights to approximately one-half of the Rampage property to one of the former owners for a fifteen-year period, which, pursuant to the terms of the lease dated February 1, 2003, may be terminated by the Company beginning on October 2008 upon two years' prior written notice which was given in October 2006. The Company previously noticed termination of the lease due to non-performance by the tenant and commenced eviction proceedings. In April 2006 a jury issued a verdict in favor of the tenant, deciding that under the terms of the lease no unpaid rent was due and that the lease was not terminated. The Company appealed the decision, the Court of Appeals affirmed the trial court judgment, and the Supreme Court of California refused to consider a further appeal. In a separate matter, the same former owner and his ex-wife separately are seeking to rescind the Company's purchase of the Rampage property, as well as recover monetary damages based on allegations of fraud, breach of contract, and various other claims. The Company has denied all of the former owners' allegations and filed a cross-complaint against them, which chiefly seeks indemnification against or compensation for the damages claimed by the neighboring land owner discussed above. The Company does not expect that the ultimate resolution of these matters will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations or cash flows during the period recorded.

         The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the "City") prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of CDS's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2007, the amount of outstanding bonds was approximately $12,100,000, none of which has been drawn upon.

         Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies ("Kemper"). The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999. This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies. Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators. Although Kemper is not in receivership proceedings, it is operating under restrictive orders entered by insurance regulators. It is uncertain whether Kemper will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay any claim (the Company has not made any claims to date). In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through August 1, 2007. In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2010.

         The Company is subject to various litigation which arise in the course of its business. Except as otherwise disclosed herein, based on discussions with counsel, management is of the opinion that such litigation is not likely to have any material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

13.      ADMINISTRATIVE SERVICES AGREEMENT

         Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to the Company, including providing the services of the Company's Secretary. Administrative fees paid to Leucadia were $180,000 in each of 2007, 2006 and 2005. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Leucadia has the right to terminate the agreement by giving the Company not less than one year's prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia. The agreement has not been terminated by either party.

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

15. SELECTED QUARTERLY FINANCIAL DATA (unaudited)



                                                   First             Second              Third          Fourth
                                                  Quarter            Quarter             Quarter        Quarter
                                                  -------            -------             -------        -------
                                                              (In thousands, except per share amounts)

2007:
Sales of real estate                             $    7,393         $    6,379         $    4,420     $  4,383
                                                 ==========         ==========         ==========     ========
Income from options on real estate
   properties                                    $    --            $    --            $     --       $    450
                                                 ==========         ==========          =========     ========
Co-op marketing and advertising fees             $       95         $      198         $      199     $    157
                                                 ==========         ==========         ==========     ========
Cost of sales                                    $    2,009         $    2,055         $    1,567     $    259
                                                 ==========         ==========         ==========     ========
Income from operations                           $    2,500         $    1,541         $      472     $  2,388
                                                 ==========         ==========         ==========     ========
Net income                                       $    1,601         $    1,075         $    2,710     $  1,434
                                                 ==========         ==========         ==========     ========
Basic income per share                           $     0.19         $     0.13         $     0.33     $   0.17
                                                 ==========         ==========         ==========     ========
Diluted income per share                         $     0.19         $     0.13         $     0.33     $   0.17
                                                 ==========         ==========         ==========     ========

2006:
Sales of real estate                             $   16,985         $   20,254         $   10,108     $  8,463
                                                 ==========         ==========         ==========     ========
Income from options on real estate
   properties                                    $    --            $    --            $     --       $ 12,583
                                                 ==========         ==========         ==========     ========
Co-op marketing and advertising fees             $      251         $      252         $      156     $    390
                                                 ==========         ==========         ==========     ========
Cost of sales                                    $    4,424         $    4,545         $    2,616     $  2,403
                                                 ==========         ==========         ==========     ========
Income from operations                           $    7,665         $   11,920         $    4,551     $ 16,060
                                                 ==========         ==========         ==========     ========
Net income                                       $    4,427         $    3,443         $    2,535     $  6,771
                                                 ==========         ==========         ==========     ========
Basic income per share  (a)                      $     0.54         $     0.42         $     0.31     $   0.82
                                                 ==========         ==========         ==========     ========
Diluted income per share (a)                     $     0.54         $     0.42         $     0.31     $   0.82
                                                 ==========         ==========         ==========     ========



(a) The quarterly basic and diluted per share amounts do not equal the annual per share amount.