Form 10-Q
period 2008-03-31
HOMEFED CORP
filed 2008-05-07
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2008

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

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer                       Accelerated filer           X
                            -----                                           ----
    Non-accelerated filer                         Smaller reporting company
                            -----                                           ----
                  (Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              YES                        NO   X
                   -----                    ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 2008, there were 8,274,384 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

     Part I -FINANCIAL INFORMATION


Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(Dollars in thousands, except par value)


                                                                                          March 31,             December 31,
                                                                                            2008                    2007
                                                                                         -----------            -----------
                                                                                        (Unaudited)

ASSETS
Real estate                                                                                $  89,202             $  88,200
Cash and cash equivalents                                                                      1,874                10,574
Investments-available for sale (amortized cost of  $97,075 and $95,877)                       97,259                95,940
Accounts receivable, deposits and other assets                                                 2,390                 1,288
Deferred income taxes                                                                         23,670                23,253
                                                                                           ---------             ---------
TOTAL                                                                                      $ 214,395             $ 219,255
                                                                                           =========             =========

LIABILITIES
Notes payable                                                                              $   8,964             $   8,953
Deferred revenue                                                                              13,469                14,349
Accounts payable and accrued liabilities                                                       3,883                 6,489
Liability for environmental remediation                                                       10,394                10,437
Income taxes payable                                                                            --                      66
Other liabilities                                                                              2,091                 2,077
                                                                                           ---------             ---------
                Total liabilities                                                             38,801                42,371
                                                                                           ---------             ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                             14,696                14,767
                                                                                           ---------             ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,274,384 shares outstanding                                                                   83                    83
Additional paid-in capital                                                                   381,631               381,602
Accumulated other comprehensive income                                                           111                    38
Accumulated deficit                                                                         (220,927)             (219,606)
                                                                                           ---------             ---------
                Total stockholders' equity                                                   160,898               162,117
                                                                                           ---------             ---------
TOTAL                                                                                      $ 214,395             $ 219,255
                                                                                           =========             =========


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)



                                                                                           2008           2007
                                                                                         --------       ---------

REVENUES
Sales of real estate                                                                      $   880        $ 7,393
Co-op marketing and advertising fees                                                           34             95
                                                                                          -------        -------
                                                                                              914          7,488
                                                                                          -------        -------

EXPENSES
Cost of sales                                                                                 213          2,009
General and administrative expenses                                                         3,743          2,934
Administrative services fees to Leucadia National Corporation                                  45             45
                                                                                          -------        -------
                                                                                            4,001          4,988
                                                                                          -------        -------

Income (loss) from operations                                                              (3,087)         2,500

Interest and other income, net                                                                752          1,005
                                                                                          -------        -------

Income (loss) before income taxes and minority interest                                    (2,335)         3,505
Income tax benefit (provision)                                                                943         (1,435)
                                                                                          -------        -------

Income (loss) income before minority interest                                              (1,392)         2,070
Minority interest                                                                              71           (469)
                                                                                          -------        -------

Net income (loss)                                                                         $(1,321)       $ 1,601
                                                                                          =======        =======

Basic income (loss) per common share                                                      $ (0.16)       $  0.19
                                                                                          =======        =======

Diluted income (loss) per common share                                                    $ (0.16)       $  0.19
                                                                                          =======        =======

            See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the three month periods ended March 31, 2008 and 2007
(In thousands, except par value and per share amounts)
(Unaudited)


                                                  Common                         Accumulated
                                                   Stock        Additional         Other                           Total
                                                  $.01 Par        Paid-In        Comprehensive    Accumulated   Stockholders'
                                                   Value          Capital       Income (Loss)       Deficit       Equity
                                                 ---------    -------------    ---------------   -------------  --------------

Balance, January 1, 2007                            $   83       $ 381,478           $   27      $ (226,808)      $ 154,780
                                                                                                                  ---------

    Cumulative effect of change in accounting
       principle as of January 1, 2007 -- FASB
       Interpretation No. 48                                                                            382             382
                                                                                                                  ---------

    Comprehensive income:
       Net change in unrealized gain (loss) on
        investments, net of tax benefit of $8                                           (11)                            (11)
       Net income                                                                                     1,601           1,601
                                                                                                                  ---------

          Comprehensive income                                                                                        1,590
                                                                                                                  ---------

    Share-based compensation expense                                    23                                               23
                                                    ------       ---------           ------      ----------       ---------

Balance, March 31, 2007                             $   83       $ 381,501           $   16      $ (224,825)      $ 156,775
                                                    ======       =========           ======      ==========       =========

Balance, January 1, 2008                            $   83       $ 381,602           $   38      $ (219,606)      $ 162,117
                                                                                                                  ---------

    Comprehensive loss:
       Net change in unrealized gain (loss) on
        investments, net of taxes of $48                                                 73                              73
       Net loss                                                                                      (1,321)         (1,321)
                                                                                                                  ---------
          Comprehensive loss                                                                                         (1,248)
                                                                                                                  ---------
     Share-based compensation expense                                   29                                               29
                                                    ------       ---------           ------      ----------       ---------

Balance, March 31, 2008                             $   83       $ 381,631           $  111      $ (220,927)      $ 160,898
                                                    ======       =========           ======      ==========       =========



             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2008 and 2007
(In thousands)
(Unaudited)


                                                                                             2008            2007
                                                                                          ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net  income (loss)                                                                        $ (1,321)        $ 1,601
Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Minority interest                                                                        (71)            469
      (Benefit) provision for deferred income taxes                                           (465)            524
      Share-based compensation expense                                                          29              23
      Accretion of discount on available for sale investments                                 (829)         (1,197)
      Changes in operating assets and liabilities:
          Real estate                                                                         (991)         (3,733)
          Accounts receivable, deposits and other assets                                      (490)          1,055
          Notes payable                                                                         --              (6)
          Deferred revenue                                                                    (880)         (7,393)
          Accounts payable and accrued liabilities                                          (2,606)         (1,144)
          Non-refundable option payments                                                        25             --
          Liability for environmental remediation                                              (43)            (51)
          Income taxes payable                                                                (678)         (1,339)
          Other liabilities                                                                    (11)            --
                                                                                          --------         -------
              Net cash used for operating activities                                        (8,331)        (11,191)
                                                                                          --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments (other than short-term)                                     (44,984)        (62,365)
      Proceeds from maturities of investments-available for sale                            44,615          59,700
                                                                                          --------         -------
                Net cash used for investing activities                                        (369)         (2,665)
                                                                                          --------         -------

Net decrease in cash and cash equivalents                                                   (8,700)        (13,856)

Cash and cash equivalents, beginning of period                                              10,574          47,177
                                                                                          --------         -------

Cash and cash equivalents, end of period                                                  $  1,874         $33,321
                                                                                          ========         =======

Supplemental disclosures of cash flow information:
      Cash paid for interest (net of amounts capitalized)                                 $   --           $  --
      Cash paid for income taxes                                                          $    200         $ 2,250

   See notes to interim consolidated financial statements.



            See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2007 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2007 was derived from the Company's audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.

     Effective January 1, 2008 (except as described below), the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), and Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a hierarchy that prioritizes inputs to valuation techniques and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don't qualify as a Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level 3). The Company elected to defer the effectiveness of SFAS 157 for one year only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 did not have any impact on the Company's consolidated financial statements; however, fair value measurements for new assets or liabilities and fair value measurements for existing nonfinancial assets and nonfinancial liabilities may be materially different under SFAS 157.

     SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value (the "fair value option"), and to report unrealized gains and losses on items for which the fair value option is elected in earnings. SFAS 159 identifies eligible items for which the fair value option may be elected, specifies election dates for eligible items (including all eligible items held as of January 1, 2008) and also permits the election of the fair value option on an instrument-by-instrument basis subject to certain exceptions. The Company did not elect the fair value option for any of its eligible items. However, for eligible items for which the accounting treatment changes, or that are acquired or entered into after SFAS 159 was adopted or otherwise become subject to a new election date, the Company intends to make an assessment at such time as to whether to elect the fair value option.

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities -an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161, which is effective for fiscal years beginning after November 15, 2008, requires enhanced disclosures about an entity's derivative and hedging activities including the objectives and strategies for using derivatives, disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Since the Company does not currently engage in any derivative or hedging activities, it does not expect that the impact of the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141R will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders' equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements, but expects they will have a material impact on the accounting for future acquisitions and noncontrolling interests.

2. Basic and diluted income (loss) per share of common stock was calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding, and for diluted income (loss) per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income (loss) per common share was 8,274,384 and 8,273,834 for the three month periods ended March 31, 2008 and 2007, respectively. The number of shares used to calculate diluted income (loss) per share was 8,274,384 and 8,275,435 for the three month periods ended March 31, 2008 and 2007, respectively. For the 2008 period, 1,349 options were not included in the computation of diluted earnings per share as the effect was antidilutive.

3. Pursuant to the administrative services agreement, Leucadia National Corporation provides administrative and accounting services, including providing the services of the Company's Secretary. Administrative service fee expenses were $45,000 for each of the three month periods ended March 31, 2008 and 2007. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. A subsidiary of the Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended March 31, 2008 and 2007.

4. Interest and other income, net includes interest income of $900,000 and $1,400,000 for the three month periods ended March 31, 2008 and 2007, respectively.

5. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis at March 31, 2008. The fair value of these investments aggregated $97,300,000, all of which were determined using quoted prices in active markets for identical assets (Level 1 inputs as described in SFAS 157).

6. As more fully discussed in the 2007 10-K, an owner of property adjacent to the Rampage property filed a complaint against the Company and the former owners of the Rampage property. The complaint alleged that the value of an option to purchase a portion of the Rampage property was devalued due to poor farming practices. During 2008, the Company decided to settle this lawsuit for a cash payment of $1,100,000, all of which was paid and expensed during the first quarter of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the three month periods ended March 31, 2008 and 2007, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project, general and administrative expenses and federal and state tax payments. The Company's principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments. As of March 31, 2008, the Company had aggregate cash, cash equivalents and investments of $99,100,000 to meet its current liquidity needs and for future investment opportunities.

As of March 31, 2008, the aggregate balance of deferred revenue for all real estate sales was $13,500,000, which the Company estimates will be substantially recognized as revenue during 2008. The Company estimates that it will spend approximately $3,700,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of March 31, 2008, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

              Single family lots to be developed and sold             441
              Multi-family units                                       40
              Square footage of commercial space                   60,000

As more fully discussed in the 2007 10-K, there has been a slowdown in sales of residential properties in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits at the San Elijo Hills project during the last two years. Although it is not actively soliciting bids for its remaining inventory of single family lots, the Company has substantially completed development of all of its remaining lots at the San Elijo Hills project, many of which are "premium" lots that are expected to command premium prices if, and when, the market recovers. The Company is unable to predict when local residential real estate market conditions might improve; however, the Company intends to wait for market conditions to improve before marketing its remaining inventory for sale. The Company believes that by exercising patience with the current market conditions it can best maximize shareholder value with its remaining residential lot inventory.

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

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

There were no sales that closed during the first quarter of 2008 and 2007.

As discussed in the 2007 10-K, a portion of the revenue from sales of real estate is deferred, and is recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. Revenues include amounts that were previously deferred of $900,000 and $7,400,000 for the three month periods ended March 31, 2008 and 2007, respectively. Such amounts were recognized upon the completion of certain required improvements.

During the three month periods ended March 31, 2008 and 2007, cost of sales of real estate aggregated $200,000 and $2,000,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

         Otay Ranch Project:
         -------------------

There was no real estate sales activity at the Otay Ranch project during the first quarter of 2008 and 2007. As discussed in the 2007 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

On April 15, 2008, the City of Chula Vista approved an agreement whereby the Company will dedicate 50 acres of development land in the Otay Ranch project and 160 acres of open space land in the unincorporated area of San Diego County and will pay an endowment of $2,000,000 to fund costs associated with establishing a higher education facility on the property. Subject to numerous public hearings and the discretionary action of the City Council, the City committed to allocate a maximum of 6,050 residential units and 1.8 million square feet of commercial development space to the Company's project, and has agreed to process its development applications within two years from submittal. If such applications are not approved and implemented on the same terms as set forth in the agreement, the City will be required to return to the Company the previously endowed funds and the dedicated land. The Company retains the right to withdraw these development applications if it determines, in its sole discretion, that it is economically infeasible or undesirable to continue with such applications.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $30,000 and $100,000 for the three month periods ended March 31, 2008 and 2007, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $10,000 and $40,000 for the periods ended March 31, 2008 and 2007, respectively.

General and administrative expenses increased in 2008 as compared to the same period in 2007, primarily due to the settlement of a lawsuit related to the Rampage property for $1,100,000. The change in general and administrative expenses also reflects a decline in legal fees of $200,000 principally due to less activity in pending litigation and lower legal fees awarded against the Company than it had estimated. In addition, compensation expense also decreased by $200,000 due to a reduction in the estimated general bonus expense.

The decrease in interest and other income for the 2008 period as compared to the same period in 2007 primarily reflects a $500,000 decline in interest income due to lower interest rates and a lower amount of invested assets reflecting cash used for operating activities during 2007. Other income also reflects a decrease in farming expenses of $300,000 at the Rampage property.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; recent turmoil in the mortgage lending markets; the economic strength of the Southern California region where our business is currently concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes in the United States generally and California in particular that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; changes in the composition of our assets and liabilities through acquisitions or divestitures; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; and our ability to generate sufficient taxable income to fully realize our deferred tax asset. For additional information see Part I, Item 1A. Risk Factors in the 2007 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, and is incorporated by reference herein.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




Date: May 7, 2008

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