Form 10-Q
period 2008-06-30
HOMEFED CORP
filed 2008-08-01
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 2008

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

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer                        Accelerated filer         X
                              -----                                        ----
   Non-accelerated filer
                              -----
  (Do not check if a smaller reporting company)   Smaller reporting company
                                                                           ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                          YES                 NO   X
                                             ----                ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 31, 2008, there were 8,274,909 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                          Part I -FINANCIAL INFORMATION
                          -----------------------------


Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Dollars in thousands, except par value)

                                                                                           June 30,            December 31,
                                                                                             2008                  2007
                                                                                          -----------          -----------
                                                                                          (Unaudited)

ASSETS
------
Real estate                                                                               $   91,431           $    88,200
Cash and cash equivalents                                                                      4,800                10,574
Investments-available for sale (amortized cost of  $90,512 and $95,877)                       90,469                95,940
Accounts receivable, deposits and other assets                                                 1,529                 1,288
Deferred income taxes                                                                         23,292                23,253
                                                                                          ----------           -----------
TOTAL                                                                                     $  211,521           $   219,255
                                                                                          ==========           ===========

LIABILITIES
-----------
Notes payable                                                                             $    8,202           $     8,953
Deferred revenue                                                                              10,048                14,349
Accounts payable and accrued liabilities                                                       4,331                 6,489
Liability for environmental remediation                                                       10,345                10,437
Income taxes payable                                                                             --                     66
Other liabilities                                                                              2,015                 2,077
                                                                                          ----------           -----------
                Total liabilities                                                             34,941                42,371
                                                                                          ----------           -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                                             15,130                14,767
-----------------                                                                         ----------           -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,274,609 and 8,274,384 shares outstanding                                                     83                    83
Additional paid-in capital                                                                   381,666               381,602
Accumulated other comprehensive income (loss)                                                    (27)                   38
Accumulated deficit                                                                         (220,272)             (219,606)
                                                                                          ----------           -----------
                Total stockholders' equity                                                   161,450               162,117
                                                                                          ----------           -----------
TOTAL                                                                                     $  211,521           $   219,255
                                                                                          ==========           ===========


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)


                                                           For the Three Month       For the Six Month
                                                          Period Ended June 30,    Period Ended June 30,
                                                          ----------------------   ----------------------

                                                              2008       2007            2008        2007
                                                              ----       ----            ----        ----

REVENUES
--------
Sales of real estate                                       $ 4,765    $ 6,379         $ 5,645    $ 13,772
Co-op marketing and advertising fees                            31        198              65         293
                                                           -------    -------         -------    --------
                                                             4,796      6,577           5,710      14,065
                                                           -------    -------         -------    --------

EXPENSES
--------
Cost of sales                                                  542      2,055             755       4,064
General and administrative expenses                          2,735      2,936           6,478       5,870
Administrative services fees to Leucadia
      National Corporation                                      45         45              90          90
                                                           -------    -------         -------    --------
                                                             3,322      5,036           7,323      10,024
                                                           -------    -------         -------    --------

Income (loss) from operations                                1,474      1,541          (1,613)      4,041

Interest and other income, net                                 379      1,203           1,131       2,208
                                                           -------    -------         -------    --------

Income (loss) before income taxes and minority interest      1,853      2,744            (482)      6,249
Income tax benefit (provision)                                (764)    (1,126)            179      (2,561)
                                                           -------    -------         -------    --------

Income (loss) before minority interest                       1,089      1,618            (303)      3,688
Minority interest                                             (434)      (543)           (363)     (1,012)
                                                           -------    -------         -------    --------

Net income (loss)                                          $   655    $ 1,075         $  (666)   $  2,676
                                                           =======    =======         =======    ========

Basic income (loss) per common share                        $ 0.08     $ 0.13          $(0.08)     $ 0.32
                                                            ======     ======          ======      ======

Diluted income (loss) per common share                      $ 0.08     $ 0.13          $(0.08)     $ 0.32
                                                            ======     ======          ======      ======



             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the six month periods ended June 30, 2008 and 2007
(In thousands, except par value)
(Unaudited)


                                                   Common                       Accumulated
                                                    Stock        Additional       Other                            Total
                                                   $.01 Par       Paid-In       Comprehensive   Accumulated     Stockholders'
                                                    Value         Capital       Income (Loss)    Deficit          Equity
                                                   --------     ------------   --------------   --------------  -----------

Balance, January 1, 2007                             $ 83        $ 381,478          $   27     $ (226,808)       $ 154,780
                                                                                                                 ---------
  Cumulative effect of change in accounting
    principle as of January 1, 2007 -- FASB
    Interpretation No. 48                                                                             382              382
                                                                                                                 ---------
  Comprehensive income:
    Net change in unrealized gain (loss) on
     investments, net of taxes of $0                                                     2                               2
    Net income                                                                                      2,676            2,676
                                                                                                                 ---------
  Comprehensive income                                                                                               2,678
                                                                                                                 ---------
  Share-based compensation expense,
    including excess tax benefit                                        52                                              52
  Exercise of options to purchase
    common shares                                                        4                                               4
                                                     ----        ---------          ------     ----------        ---------

Balance, June 30, 2007                               $ 83        $ 381,534          $   29     $ (223,750)       $ 157,896
                                                     ====        =========          ======     ==========        =========

Balance, January 1, 2008                             $ 83        $ 381,602          $   38     $ (219,606)       $ 162,117
                                                                                                                 ---------

  Comprehensive loss:
    Net change in unrealized gain (loss) on
     investments, net of tax benefit of  $41                                           (65)                            (65)
    Net loss                                                                                         (666)            (666)
                                                                                                                 ---------
  Comprehensive loss                                                                                                  (731)
                                                                                                                 ---------
  Share-based compensation expense,
    including excess tax benefit                                        57                                              57
  Exercise of options to purchase
    common shares                                                        7                                               7
                                                     ----        ---------          ------     ----------        ---------

Balance, June 30, 2008                               $ 83        $ 381,666          $  (27)    $ (220,272)       $ 161,450
                                                     ====        =========          ======     ==========        =========



             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2008 and 2007
(In thousands)
(Unaudited)



                                                                                              2008        2007
                                                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                         $   (666)      $   2,676
Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Minority interest                                                                        363           1,012
      Provision for deferred income taxes                                                        2             912
      Share-based compensation expense                                                          57              46
      Excess tax benefit from exercise of stock options                                         --              (6)
      Accretion of discount on available for sale investments                               (1,392)         (2,357)
      Changes in operating assets and liabilities:
          Real estate                                                                       (3,210)         (5,158)
          Accounts receivable, deposits and other assets                                       102             811
          Notes payable                                                                        (17)            (69)
          Deferred revenue                                                                  (4,301)        (11,294)
          Accounts payable and accrued liabilities                                          (2,158)           (184)
          Non-refundable option payments                                                       (40)            350
          Liability for environmental remediation                                              (92)           (103)
          Income taxes payable                                                                (409)         (2,477)
          Other liabilities                                                                    (22)            433
                                                                                          --------       ---------
              Net cash used for operating activities                                       (11,783)        (15,408)
                                                                                          --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments-available for sale (other than short-term)                 (100,133)       (135,580)
      Proceeds from maturities of investments-available for sale                           106,890         127,215
      Proceeds from sales of investments-available for sale                                    --              636
                                                                                          --------       ---------
              Net cash provided by (used for) investing activities                           6,757          (7,729)
                                                                                          --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments to trust deed note holders                                           (755)           (985)
      Exercise of options to purchase common shares                                              7               4
      Excess tax benefit from exercise of stock options                                         --               6
                                                                                          --------       ---------
              Net cash used for financing activities                                          (748)           (975)
                                                                                          --------       ---------

Net decrease in cash and cash equivalents                                                   (5,774)        (24,112)

Cash and cash equivalents, beginning of period                                              10,574          47,177
                                                                                          --------       ---------

Cash and cash equivalents, end of period                                                   $ 4,800       $  23,065
                                                                                          ========       =========

Supplemental disclosures of cash flow information:
      Cash paid for interest (net of amounts capitalized)                                    $ --          $   --
      Cash paid for income taxes                                                             $ 225         $ 4,125

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

     Effective January 1, 2008 (except as described below), the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), and Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a hierarchy that prioritizes inputs to valuation techniques and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), the next priority to inputs that don't qualify as Level 1 inputs but are nonetheless observable, either directly or indirectly, for the particular asset or liability (Level 2), and the lowest priority to unobservable inputs (Level
     3). The Company elected to defer the effectiveness of SFAS 157 for one year only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 did not have any impact on the Company's consolidated financial statements; however, fair value measurements for new assets or liabilities and fair value measurements for existing nonfinancial assets and nonfinancial liabilities may be materially different under SFAS 157.

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

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161, which is effective for fiscal years beginning after November 15, 2008, requires enhanced disclosures about an entity's derivative and hedging activities including the objectives and strategies for using derivatives, disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Since the Company does not currently engage in any derivative or hedging activities, it does not expect that the impact of the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

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

2. Basic and diluted income (loss) per share of common stock was calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding, and for diluted income (loss) per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income (loss) per common share was 8,274,400 and 8,273,897 for the three month periods ended June 30, 2008 and 2007, respectively, and 8,274,392 and 8,273,866 for the six month periods ended June 30, 2008 and 2007, respectively. The number of shares used to calculate diluted income per share for the three month period ended June 30, 2008 was 8,275,471. For the six month 2008 period, 1,224 options were not included in the computation of diluted earnings per share as the effect was antidilutive. The number of shares used to calculate diluted income per share for the three and six month periods ended June 30, 2007 was 8,275,475 and 8,275,456, respectively.

3. Pursuant to the administrative services agreement, Leucadia National Corporation ("Leucadia") provides administrative and accounting services, including providing the services of the Company's Secretary. Administrative service fee expenses were $45,000 and $90,000 for each of the three and six month periods ended June 30, 2008 and 2007, respectively. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. The Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended June 30, 2008 and 2007, and $6,000 for each of the six month periods ended June 30, 2008 and 2007.

4. Interest and other income, net includes interest income of $600,000 and $1,400,000 for the three month periods ended June 30, 2008 and 2007, respectively and $1,500,000 and $2,800,000 for the six month periods ended June 30, 2008 and 2007, respectively.

5. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis at June 30, 2008. The fair value of these investments aggregated $90,500,000, all of which were determined using quoted prices in active markets for identical assets (Level 1 inputs as described in SFAS 157).

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

7. In April 2008, the City of Chula Vista approved an agreement whereby the Company will dedicate 50 acres of development land in the Otay Ranch project and 160 acres of open space land in the unincorporated area of San Diego County and has committed to pay an endowment of $2,000,000 (of which $1,000,000 has been paid) to fund costs associated with establishing a higher education facility on the property. Subject to numerous public hearings and the discretionary action of the City Council, the City committed to allocate a maximum of 6,050 residential units and 1.8 million square feet of commercial development space to the Company's project, and has agreed to process its development applications within two years from submittal. If such applications are not approved and implemented on the same terms as set forth in the agreement, the City will be required to return to the Company the endowment funds and the dedicated land. The Company retains the right to withdraw these development applications if it determines, in its sole discretion, that it is economically infeasible or undesirable to continue with such applications.

8. During May 2008 at the San Elijo Hills project, the Company sold the church site for cash proceeds of $600,000, for which a $40,000 non-refundable option payment had been received in October 2007, and sold the swim and tennis club site for cash proceeds of $700,000, for which $50,000 non-refundable option payments had been received ($25,000 in each of January and April 2008). There were no other real estate sales during 2008.

     As more  fully  disclosed  in the  2007  10-K,  the  Company  utilizes  the percentage of completion method of accounting and defers revenue recognition if it has obligations to complete improvements on property sold subsequent to the sale date. During the second quarter of 2008, the Company reduced its estimated cost to complete certain improvements at the San Elijo Hills project, and as a result recognized additional deferred revenue that would have otherwise been recognized during the second half of 2008. For the periods ended June 30, 2008, this change in estimate increased net income by $1,000,000, and had a positive impact on basic and diluted earnings per share of $0.12.

9. On July 15, 2008, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $40.25 per share, the then current market price per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the six month periods ended June 30, 2008 and 2007, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project, general and administrative expenses and federal and state tax payments. The Company's principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments. As of June 30, 2008, the Company had aggregate cash, cash equivalents and investments of $95,300,000 to meet its current liquidity needs and for future investment opportunities.

As of June 30, 2008, the aggregate balance of deferred revenue for all real estate sales was $10,000,000, which the Company estimates will be substantially recognized as revenue during 2008. The Company estimates that it will spend approximately $2,700,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of June 30, 2008, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

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

The turmoil in the mortgage lending markets has had an adverse impact on the local residential real estate market and could further delay the completion of lot sales at the San Elijo Hills project. Stricter lending standards, foreclosures and weak consumer demand have caused an increase in residential housing available for sale, which reduces demand from homebuilders for new projects and for the Company's residential lot inventory.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

During the periods ended June 30, 2008 and 2007, the Company closed on sales of real estate and recognized revenues as follows:


                                                    For the Three and Six Month    For the Three and Six Month
                                                    Periods Ended June 30, 2008    Periods Ended June 30, 2007
                                                    ---------------------------    ---------------------------

Single family units                                             --                              --
Commercial lot sales - planned square feet                      --                              49,420
Non-residential acres sold                                         5.3                          --
Sales price, net of closing costs                           $1,300,000                      $1,700,000
Revenues recognized on closing date                         $1,300,000                      $1,200,000

As discussed in the 2007 10-K, a portion of the revenue from sales of real estate is deferred, and is recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $3,400,000 and $4,400,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $4,300,000 and $11,800,000 for the six month periods ended June 30, 2008 and 2007, respectively. Such amounts were recognized upon the completion of certain required improvements.

As more fully disclosed in the 2007 10-K, the Company utilizes the percentage of completion method of accounting and defers revenue recognition if it has obligations to complete improvements on property sold subsequent to the sale date. During the second quarter of 2008, the Company reduced its estimated cost to complete certain improvements at the San Elijo Hills project, and as a result recognized additional deferred revenue that would have otherwise been recognized during the second half of 2008. For the periods ended June 30, 2008, this change in estimate increased net income by $1,000,000.

During the three month periods ended June 30, 2008 and 2007, cost of sales of real estate aggregated $500,000 and $2,100,000, respectively. During the six month periods ended June 30, 2008 and 2007, cost of sales of real estate aggregated $800,000 and $4,100,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

         Otay Ranch Project:
         -------------------

There was no real estate sales activity at the Otay Ranch project during the three and six month periods ended June 30, 2008 and 2007. As discussed in the 2007 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

In April 2008, the City of Chula Vista approved an agreement whereby the Company will dedicate 50 acres of development land in the Otay Ranch project and 160 acres of open space land in the unincorporated area of San Diego County and has committed to pay an endowment of $2,000,000 (of which $1,000,000 has been paid) to fund costs associated with establishing a higher education facility on the property. Subject to numerous public hearings and the discretionary action of the City Council, the City committed to allocate a maximum of 6,050 residential units and 1.8 million square feet of commercial development space to the Company's project, and has agreed to process its development applications within two years from submittal. If such applications are not approved and implemented on the same terms as set forth in the agreement, the City will be required to return to the Company the endowment funds and the dedicated land. The Company retains the right to withdraw these development applications if it determines, in its sole discretion, that it is economically infeasible or undesirable to continue with such applications.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $30,000 and $200,000 for the three month periods ended June 30, 2008 and 2007, respectively and $70,000 and $300,000 for the six month periods ended June 30, 2008 and 2007, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $10,000 and $30,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $20,000 and $70,000 for the six month periods ended June 30, 2008 and 2007, respectively.

General and administrative expenses decreased during the three month period ended June 30, 2008 as compared to the same period in 2007 primarily due to lower expenses related to marketing and compensation. Marketing expenses decreased by $250,000 as a result of a reduction in advertisements relating to new neighborhoods for sale at the San Elijo Hills project. Compensation expense decreased by $200,000 principally due to a reduction in estimated general bonus expense. In the second quarter of 2008, general and administrative expenses also include a $200,000 payment to acquire an option to purchase water storage capacity, which is a component of the Company's plan to acquire sufficient water to develop the Rampage property as a master-planned community. The Company will have to make additional annual option payments of similar amounts over the next six years in order to retain the option to acquire water storage capacity.

General and administrative expenses increased during the six month period ended June 30, 2008 as compared to the same period in 2007 primarily due to the settlement of a lawsuit related to the Rampage property for $1,100,000 and the $200,000 water storage option payment discussed above. Marketing expenses also decreased by $300,000 for the six month 2008 period as a result of a reduction in advertisements relating to new neighborhoods for sale at the San Elijo Hills project. Compensation expense decreased by $400,000 principally due to a decrease in estimated general bonus expense. The change in general and administrative expenses also reflects a decline in legal fees of $250,000 principally due to less activity in pending litigation and lower legal fees awarded against the Company than it had estimated.

The decrease in interest and other income, net for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 primarily reflects a decline in interest income of $800,000 and $1,300,000, respectively, due to lower interest rates and a lower amount of invested assets due to cash used for operating activities. Other income, net also reflects a decrease in farming expenses at the Rampage property of $100,000 and $400,000, respectively for the three and six month periods ended June 30, 2008 as compared to the same periods in 2007.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




                                            HOMEFED CORPORATION
                                              (Registrant)




Date: August 1, 2008                  By: /s/ Erin N. Ruhe
                                            ---------------------
                                            Erin N. Ruhe
                                            Vice President, Treasurer and
                                            Controller
                                            (Principal Accounting Officer)

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