Form 10-Q
period 2008-09-30
HOMEFED CORP
filed 2008-10-31
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended September 30, 2008

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

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer              Accelerated filer             X
                             -----                                   -----
    Non-accelerated filer                Smaller reporting company
                             -----                                   -----
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                     YES               NO    X
                          -----            -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 31, 2008, there were 7,879,978 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                           Part I -FINANCIAL INFORMATION


Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Dollars in thousands, except par value)

                                                                                           September 30,        December 31,
                                                                                               2008                 2007
                                                                                          -------------        ------------
                                                                                           (Unaudited)

ASSETS
Real estate                                                                                 $  99,579              $ 88,200
Cash and cash equivalents                                                                      11,868                10,574
Investments-available for sale (amortized cost of  $73,744 and $95,877)                        73,857                95,940
Accounts receivable, deposits and other assets                                                  2,380                 1,288
Deferred income taxes                                                                          23,009                23,253
                                                                                            ---------             ---------
 TOTAL                                                                                      $ 210,693             $ 219,255
                                                                                            =========             =========

LIABILITIES
Notes payable                                                                               $   8,211             $   8,953
Deferred revenue                                                                                8,006                14,349
Accounts payable and accrued liabilities                                                        4,935                 6,489
Liability for environmental remediation                                                        10,286                10,437
Income taxes payable                                                                             --                      66
Other liabilities                                                                               1,050                 2,077
                                                                                            ---------             ---------
                Total liabilities                                                              32,488                42,371
                                                                                            ---------             ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                              15,135                14,767
                                                                                            ---------             ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
   8,274,909 and 8,274,384 shares outstanding                                                      83                    83
Additional paid-in capital                                                                    381,706               381,602
Accumulated other comprehensive income                                                             68                    38
Accumulated deficit                                                                          (218,787)             (219,606)
                                                                                            ---------             ---------
                Total stockholders' equity                                                    163,070               162,117
                                                                                            ---------             ---------

TOTAL                                                                                       $ 210,693             $ 219,255
                                                                                            =========             =========


              See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)



                                                             For the Three Month              For the Nine Month
                                                         Period Ended September 30,        Period Ended September 30,
                                                       -----------------------------       --------------------------
                                                              2008           2007           2008            2007
                                                              ----           ----           ----            ----

REVENUES
Sales of real estate                                       $ 2,343         $ 4,420        $ 7,988         $ 18,192
Co-op marketing and advertising fees                            71             199            136              492
                                                           -------         -------        -------         --------
                                                             2,414           4,619          8,124           18,684
                                                           -------         -------        -------         --------

EXPENSES
Cost of sales                                                  118           1,567            873            5,631
General and administrative expenses                          2,616           2,535          9,094            8,405
Administrative services fees to Leucadia National
   Corporation                                                  45              45            135              135
                                                           -------         -------        -------         --------
                                                             2,779           4,147         10,102           14,171
                                                           -------         -------        -------         --------

Income (loss) from operations                                 (365)            472         (1,978)           4,513

Interest and other income, net                               1,281           2,080          2,412            4,288
                                                           -------         -------        -------         --------

Income before income taxes and minority interest               916           2,552            434            8,801
Income tax benefit (provision)                                 574             232            753           (2,329)
                                                           -------         -------        -------         --------

Income before minority interest                              1,490           2,784          1,187            6,472
Minority interest                                               (5)            (74)          (368)          (1,086)
                                                           -------         -------        -------         --------

Net income                                                 $ 1,485         $ 2,710        $   819         $  5,386
                                                           =======         =======        =======         ========

Basic income per common share                               $ 0.18          $ 0.33         $ 0.10           $ 0.65
                                                            ======          ======         ======           ======

Diluted income per common share                             $ 0.18          $ 0.33         $ 0.10           $ 0.65
                                                            ======          ======         ======           ======





             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the nine month periods ended September 30, 2008 and 2007
(In thousands, except par value)
(Unaudited)


                                                     Common                     Accumulated
                                                      Stock       Additional      Other                           Total
                                                    $.01 Par       Paid-In      Comprehensive    Accumulated    Stockholders'
                                                      Value        Capital       Income            Deficit        Equity
                                                  ----------     -----------    -------------  --------------  ---------------

Balance, January 1, 2007                               $ 83        $ 381,478        $ 27        $ (226,808)       $ 154,780
                                                                                                                  ---------

    Cumulative effect of change in accounting
       principle as of January 1, 2007 -- FASB
       Interpretation No. 48                                                                           382              382
                                                                                                                  ---------
    Comprehensive income:
       Net change in unrealized gain on
          investments, net of taxes of $37                                            57                                 57
       Net income                                                                                    5,386            5,386
                                                                                                                  ---------
          Comprehensive income                                                                                        5,443
                                                                                                                  ---------
    Share-based compensation expense                                      77                                             77
    Exercise of options to purchase common
       shares, including excess tax benefit                               16                                             16
                                                       ----        ---------        ----        ----------        ---------

Balance, September 30, 2007                            $ 83        $ 381,571        $ 84        $ (221,040)       $ 160,698
                                                       ====        =========        ====        ==========        =========

Balance, January 1, 2008                               $ 83        $ 381,602        $ 38        $ (219,606)       $ 162,117
                                                                                                                  ---------

    Comprehensive income:
       Net change in unrealized gain on
          investments, net of taxes of  $20                                           30                                 30
       Net income                                                                                      819              819
                                                                                                                  ---------
          Comprehensive income                                                                                          849
                                                                                                                  ---------
    Share-based compensation expense                                      90                                             90
    Exercise of options to purchase common
       shares, including excess tax benefit                               14                                             14
                                                       ----        ---------        ----        ----------        ---------

Balance, September 30, 2008                            $ 83        $ 381,706        $ 68        $ (218,787)       $ 163,070
                                                       ====        =========        ====        ==========        =========

             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

                                                                                          2008           2007
                                                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                             $    819       $  5,386
Adjustments to reconcile net income to net cash used for operating activities:
     Minority interest                                                                      368          1,086
     Provision for deferred income taxes                                                    224          1,293
     Share-based compensation expense                                                        90             77
     Excess tax benefit from exercise of stock options                                     --              (10)
     Net securities gains                                                                    (2)           --
     Accretion of discount on available for sale investments                             (1,806)        (3,446)
     Changes in operating assets and liabilities:
         Real estate                                                                    (11,349)        (7,622)
         Accounts receivable, deposits and other assets                                    (792)           (65)
         Notes payable                                                                      (17)           (69)
         Deferred revenue                                                                (6,343)       (15,714)
         Accounts payable and accrued liabilities                                        (1,554)          (752)
         Non-refundable option payments                                                     (40)           350
         Liability for environmental remediation                                           (151)          (184)
         Income taxes payable                                                              (366)        (2,712)
         Other liabilities                                                                 (987)        (1,186)
                                                                                       --------       --------
             Net cash used for operating activities                                     (21,906)       (23,568)
                                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments-available for sale (other than short-term)               (123,502)      (153,718)
     Proceeds from maturities of investments-available for sale                         120,965        166,015
     Proceeds from sales of investments-available for sale                               26,478            636
                                                                                       --------       --------
             Net cash provided by investing activities                                   23,941         12,933
                                                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments to trust deed note holders                                         (755)          (985)
     Exercise of options to purchase common shares                                           14              6
     Excess tax benefit from exercise of stock options                                     --               10
                                                                                       --------       --------
             Net cash used for financing activities                                        (741)          (969)
                                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                                      1,294        (11,604)

Cash and cash equivalents, beginning of period                                           10,574         47,177
                                                                                       --------       --------

Cash and cash equivalents, end of period                                               $ 11,868       $ 35,573
                                                                                       ========       ========

Supplemental disclosures of cash flow information:
     Cash paid for interest (net of amounts capitalized)                               $   --         $   --
     Cash paid for income taxes                                                        $    360       $  5,025

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

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161, which is effective for fiscal years beginning after November 15, 2008, requires enhanced disclosures about an entity's derivative and hedging activities including the objectives and strategies for using derivatives, disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Since the Company does not currently engage in any derivative or hedging activities, it does not expect that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

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

2. During the third quarter of 2008, as a result of the expiration of the statute of limitations, the Company recognized $1,000,000 of previously unrecognized tax benefits which was reflected as a reduction to income tax expense. Over the next twelve months, the Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by an additional $200,000 upon the expiration of the statute of limitations. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2004, and with respect to California state income tax returns through 2003. As of September 30, 2008, the Company's liability for unrecognized tax benefits was $500,000.

3. Basic and diluted income per share of common stock was calculated by dividing the net income by the weighted average shares of common stock outstanding, and for diluted income per share, the incremental weighted average number of shares (using the treasury stock method) issuable upon exercise of outstanding options for the periods they were outstanding. The number of shares used to calculate basic income per common share was 8,274,894 and 8,274,371 for the three month periods ended September 30, 2008 and 2007, respectively, and 8,274,560 and 8,274,036 for the nine month periods ended September 30, 2008 and 2007, respectively. The number of shares used to calculate diluted income per share for the three and nine month periods ended September 30, 2008 were 8,275,578 and 8,275,614, respectively. The number of shares used to calculate diluted income per share for the three and nine month periods ended September 30, 2007 was 8,275,946 and 8,275,621, respectively.

4. Pursuant to the administrative services agreement, Leucadia National Corporation ("Leucadia") provides administrative and accounting services, including providing the services of the Company's Secretary. Administrative service fee expenses were $45,000 and $135,000 for each of the three and nine month periods ended September 30, 2008 and 2007, respectively. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. The Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended September 30, 2008 and 2007, and $9,000 for each of the nine month periods ended September 30, 2008 and 2007.

5. Interest and other income, net includes interest income of $500,000 and $1,300,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $2,000,000 and $4,100,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

6. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis at September 30, 2008. The fair value of these investments aggregated $73,900,000, all of which were determined using quoted prices in active markets for identical assets (Level 1 inputs as described in SFAS 157).

7. As more fully discussed in the 2007 10-K, an owner of property adjacent to the Rampage property filed a complaint against the Company and the former owners of the Rampage property. The complaint alleged that the value of an option to purchase a portion of the Rampage property was devalued due to poor farming practices. During 2008, the Company decided to settle this lawsuit for a cash payment of $1,100,000, all of which was paid and expensed during the first quarter of 2008. The settlement agreement required that the plaintiff purchase a 17 acre parcel at the Rampage property for $300,000; the purchase closed during the third quarter of 2008.

8. In April 2008, the City of Chula Vista approved an agreement whereby the Company will dedicate 50 acres of development land in the Otay Ranch project and 160 acres of open space land in the unincorporated area of San Diego County and has committed to pay an endowment of $2,000,000 (of which $1,000,000 has been paid) to fund costs associated with establishing a higher education facility on the property. Subject to numerous public hearings and the discretionary action of the City Council, the City committed to allocate a maximum of 6,050 residential units and 1.8 million square feet of commercial development space to the Company's project, and has agreed to process its development applications within two years from submittal. If such applications are not approved and implemented on the same terms as set forth in the agreement, the City will be required to return to the Company the endowment funds and the dedicated land. The Company retains the right to withdraw these development applications if it determines, in its sole discretion, that it is economically infeasible or undesirable to continue with such applications.

9. During May 2008 at the San Elijo Hills project, the Company sold the church site for cash proceeds of $600,000, for which a $40,000 non-refundable option payment had been received in October 2007, and sold the swim and tennis club site for cash proceeds of $700,000, for which $50,000 non-refundable option payments had been received ($25,000 in each of January and April 2008). There were no other San Elijo Hills real estate sales during 2008.

     In September 2008, the San Elijo Hills project repurchased a 131 unit multifamily site for $6,000,000 that had previously been sold to a homebuilder in October 2005 for $36,000,000. The acquisition increases the amount of multi-family units available for sale at the project. The Company's obligation to the homebuilder to complete certain improvements under the original contract was terminated upon acquisition of the property; accordingly, the Company recognized all the remainder of the previously deferred revenue of $1,300,000 in September 2008.

     As more  fully  disclosed  in the  2007  10-K,  the  Company  utilizes  the percentage of completion method of accounting and defers revenue recognition if it has obligations to complete improvements on property sold subsequent to the sale date. During the second quarter of 2008, the Company reduced its estimated cost to complete certain improvements at the San Elijo Hills project, and as a result recognized additional deferred revenue that would have otherwise been recognized during the second half of 2008. For the nine month period ended September 30, 2008, this change in estimate increased net income by $800,000, and had a positive impact on basic and diluted earnings per share of $0.10.

10. On July 15, 2008, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $40.25 per share, the then current market price per share.

11. As more fully discussed in the 2007 10-K, a former owner of the Rampage property was seeking to rescind the Company's purchase of the Rampage property, as well as recover monetary damages based on allegations of fraud, breach of contract, and various other claims. The Company denied all of the former owner's allegations and filed a cross-complaint against him. Recent court rulings have resulted in the fraud claims being dismissed, which removes the alleged basis for recission. The Company does not expect that the ultimate resolution of this matter will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations or cash flows.

12. In October 2008, the Company purchased 394,931 shares of the Company's common stock for approximately $5,900,000 in a private transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the nine month periods ended September 30, 2008 and 2007, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills project, general and administrative expenses and federal and state tax payments. The Company's principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments. As of September 30, 2008, the Company had aggregate cash, cash equivalents and investments of $85,700,000 to meet its current liquidity needs and for future investment opportunities.

As of September 30, 2008, the aggregate balance of deferred revenue for all real estate sales was $8,000,000, which the Company estimates will be substantially recognized as revenue by the middle of 2009. The Company estimates that it will spend approximately $2,200,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

In September 2008, the San Elijo Hills project repurchased a 131 unit multifamily site for $6,000,000 that had previously been sold to a homebuilder in October 2005 for $36,000,000. The acquisition increases the amount of multi-family units available for sale at the project. The Company's obligation to the homebuilder to complete certain improvements was terminated upon acquisition of the property; accordingly, the Company recognized all the remainder of the previously deferred revenue of $1,300,000 in September 2008.

As of September 30, 2008, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

              Single family lots to be developed and sold           441
              Multi-family units                                    171
              Square footage of commercial space                 60,000

As more fully discussed in the 2007 10-K, there has been a slowdown in sales of residential properties in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits at the San Elijo Hills project during the last two years. Although it is not actively soliciting bids for its remaining inventory of single family lots, the Company has substantially completed development of all of its remaining lots at the San Elijo Hills project, many of which are "premium" lots that were expected to command premium prices if, and when, the market recovers. The Company is unable to predict when local residential real estate market conditions might improve; however, the Company intends to wait for market conditions to improve before marketing its remaining inventory for sale. The Company believes that by exercising patience with the current market conditions it can best maximize shareholder value with its remaining residential lot inventory.

In addition, the weak economic conditions across the U.S. and in California, in particular, along with the turmoil in the mortgage lending markets, have had an adverse impact on the local residential real estate market and will further delay the completion of lot sales at the San Elijo Hills project. Stricter lending standards, foreclosures and weak consumer demand have caused an increase in residential housing available for sale, which reduces demand from homebuilders for new projects and for the Company's residential lot inventory.

Results of Operations

Real Estate Sales Activity

      San Elijo Hills Project:
      ------------------------

During the periods ended September 30, 2008 and 2007, the Company closed on sales of real estate and recognized revenues as follows:


                                                     For the Nine Month Period      For the Nine Month Period
                                                     Ended September 30, 2008        Ended September 30, 2007
                                                     ------------------------        ------------------------

Single family units                                           --                              --
Commercial lot sales - planned square feet                    --                             49,420
Non-residential acres sold                                      5.3                           --
Sales price, net of closing costs                        $1,300,000                      $1,700,000
Revenues recognized on closing date                      $1,300,000                      $1,200,000

As discussed in the 2007 10-K, a portion of the revenue from sales of real estate is deferred, and is recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include amounts that were previously deferred of $800,000 and $4,400,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $5,100,000 and $16,200,000 for the nine month periods ended September 30, 2008 and 2007, respectively. Such amounts were recognized upon the completion of certain required improvements. In addition, the Company recognized all the remainder of the previously deferred revenue of $1,300,000 during the three and nine months period ended September 30, 2008 related to the acquisition of a 131 unit multifamily site for $6,000,000 that had previously been sold to a homebuilder in October 2005 which is described more fully above.

As more fully disclosed in the 2007 10-K, the Company utilizes the percentage of completion method of accounting and defers revenue recognition if it has obligations to complete improvements on property sold subsequent to the sale date. During the second quarter of 2008, the Company reduced its estimated cost to complete certain improvements at the San Elijo Hills project, and as a result recognized additional deferred revenue that would have otherwise been recognized by the middle of 2009. For the nine month period ended September 30, 2008, this change in estimate increased net income by $800,000.

During the three month period ended September 30, 2008, cost of sales of real estate was immaterial and during the three month period ended September 30, 2007, cost of sales aggregated $1,600,000. During the nine month periods ended September 30, 2008 and 2007, cost of sales of real estate aggregated $800,000 and $5,600,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

      Otay Ranch Project:
      -------------------

There was no real estate sales activity at the Otay Ranch project during the three and nine month periods ended September 30, 2008 and 2007. As discussed in the 2007 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

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

      Rampage Property Project:
      -------------------------

As more fully described above, in connection with the settlement of a lawsuit the Company sold a 17 acre parcel at the Rampage property for $300,000 and recognized a $200,000 gain on the sale of real estate for the periods ended September 30, 2008.


Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $70,000 and $200,000 for the three month periods ended September 30, 2008 and 2007, respectively and $130,000 and $500,000 for the nine month periods ended September 30, 2008 and 2007, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $10,000 and $30,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $30,000 and $100,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

General and administrative expenses slightly increased during the three month period ended September 30, 2008 as compared to the same period in 2007 primarily due to higher legal and professional fees. Legal fees increased by $200,000 due to increased legal activity at the San Elijo Hills project and higher fees related to the Rampage property lawsuit. The Company also spent $400,000 investigating a potential real estate project and incurred $100,000 of professional fees for examining alternative design options for phase two of the mixed-use Towncenter. Compensation expense decreased by $400,000 principally due to a reduction in estimated general bonus expense. Marketing expenses also decreased by $200,000 for the three month 2008 period as a result of a reduction in advertisements relating to new neighborhoods for sale at the San Elijo Hills project.

General and administrative expenses increased during the nine month period ended September 30, 2008 as compared to the same period in 2007 primarily due to the settlement of a lawsuit related to the Rampage property for $1,100,000. In addition, general and administrative expenses for the nine month period ended 2008 included a $200,000 payment to acquire an option to purchase water storage capacity, which is a component of the Company's plan to acquire sufficient water to develop the Rampage property as a master-planned community. The Company will have to make additional annual option payments of similar amounts over the next six years in order to retain the option to acquire water storage capacity. The Company also spent $400,000 investigating a potential real estate project and incurred $100,000 of professional fees for examining alternative design options for phase two of the mixed-use Towncenter. Marketing expenses decreased by $500,000 for the nine month 2008 period as a result of a reduction in advertisements relating to new neighborhoods for sale at the San Elijo Hills project. Compensation expense decreased by $800,000 principally due to a decrease in estimated general bonus expense.

The decrease in interest and other income, net for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 primarily reflects a decline in interest income of $800,000 and $2,100,000, respectively, due to lower interest rates and a lower amount of invested assets due to cash used for operating activities. Other income, net also reflects an increase in farming net income at the Rampage property of $100,000 and $600,000, respectively for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

         The following matters were submitted to a vote of shareholders at the Company's 2007 Annual Meeting of Shareholders held on July 15, 2008.

           a)   Election of directors.

                                                                                  Number of Shares
                                                                                  ----------------

                                                                            For                   Withheld
                                                                            ---                   --------

                Patrick D. Bienvenue                                     8,023,423                   43,518
                Paul J. Borden                                           8,024,434                   42,507
                Timothy M. Considine                                     8,059,300                    7,641
                Ian M. Cumming                                           8,007,582                   59,359
                Michael A. Lobatz                                        8,059,474                    7,467
                Joseph S. Steinberg                                      8,023,634                   43,307

           b)   Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 2008.

                For                                                      8,061,932
                Against                                                      1,612
                Abstentions                                                  3,395
                Broker non-votes                                              --



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




                                                   HOMEFED CORPORATION
                                                       (Registrant)




Date: October 31, 2008                       By:  /s/ Erin N. Ruhe
                                                  --------------------
                                                  Erin N. Ruhe
                                                  Vice President, Treasurer and
                                                  Controller
                                                  (Principal Accounting Officer)

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