Form 10-K
period 2008-12-31
HOMEFED CORP
filed 2009-02-24
CIK 833795

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2008

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

    Large accelerated filer [  ]                  Accelerated filer [ x ]

    Non-accelerated filer   [  ]                  Smaller reporting company [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes [ ] No[x]

Based on the average bid and asked prices of the Registrant's Common Stock as published by the OTC Bulletin Board Service as of June 30, 2008, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $192,708,000 on that date.

As of February 10, 2009, there were 7,879,978 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

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

                  As the owner of development projects, the Company is responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities. Prior to commencement of development, the Company may engage in incidental activities to maintain the value of the project; such activities are not treated as a separate operating segment. The Company develops and markets its communities in phases to allow itself the flexibility to sell finished lots to suit market conditions and to enable it to create stable and attractive neighborhoods. Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction. In addition, from time to time the Company has received expressions of interest from buyers of multiple phases of a project, or the remaining undeveloped land of an entire project. The Company evaluates these proposals when it receives them, but no assurance can be given that the Company will sell all or any portion of its development projects in such a manner.

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

Current Development Projects

San Elijo Hills

                  In 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS Holding Corporation ("CDS"), which through its majority-owned subsidiaries is the owner of the San Elijo Hills project. The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, will be a community of approximately 3,500 homes and apartments, as well as a commercial and residential towncenter. Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager. The development management agreement provides that the Company receive fees for the field overhead, management and marketing services it provides ("development management fees"), based on the revenues of the project. Through its ownership interest in CDS, the Company has an effective 68% indirect equity interest in the San Elijo Hills project, after considering minority interests held by former owners of the project before CDS acquired its interest. Before amounts are distributed to the minority shareholders, the Company has the right to receive repayment of any amounts advanced by it to the project and to receive a preferred return on any advances. For more information on the minority interests, see Note 6 of Notes to Consolidated Financial Statements.

                  Current Market Developments: Throughout much of the period that the Company has been developing the San Elijo Hills project, the Company's sales efforts have greatly benefited from a strong regional and national residential housing market. As of December 31, 2008, the San Elijo Hills project sold 1,923 of its 2,364 single family lots and 928 of its 1,099 multi-family units (a 131 unit multi-family site that was sold in 2005 was repurchased during 2008 for a fraction of the original selling price); however, there have been no residential lot sales at the San Elijo Hills project since June 2006. Residential property sales volume, prices and new building starts have declined significantly in many U. S. markets, including California and the greater San Diego region, which have negatively affected sales and profits. The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets during the past two years, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers. Sales of new homes and re-sales of existing homes have declined substantially from the early years of the project's development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 171 in 2008 as compared to 860 in 2004.

                  The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are "premium" lots which are expected to command premium prices if, and when, the market recovers. The Company is not actively soliciting bids for its remaining inventory of single family lots and is unable to predict when local residential real estate market conditions might improve. The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory. However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

                  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

                  Sales Activity: The table below summarizes sales activity at the San Elijo Hills project during the last three years. At closing, a portion of the sales proceeds is deferred and not immediately recognized as revenue in the Company's consolidated statements of operations. The Company recognizes deferred revenue upon completion of required improvements to the property sold, including costs related to common areas, under the percentage of completion method of accounting. As of December 31, 2008, the Company estimates that it will spend approximately $1,500,000 to complete the required improvements to sold properties; as these improvements are completed the Company will recognize in income $5,800,000 of revenue from closed sales which is reflected on the December 31, 2008 balance sheet as deferred revenue.


                                                                      For the Year Ended December 31,
                                                            --------------------------------------------
                                                             2008             2007              2006
                                                             ----             ----              ----
                                                                       (Dollars in thousands)

Number of residential units sold (1)                           --               --                   26
Aggregate sales proceeds from sales of residential
    units, net of closing costs                             $  --             $ --              $15,600
Aggregate proceeds from the sales of
    non-residential sites, net of closing costs (2)         $1,300            $1,700            $  --
Development management fees earned (3)                      $   80            $  100            $   900

(1) Units are comprised of single family lots, multi-family units and very low income apartment units.
(2) Reflects the sale of the church and swim and tennis club sites in 2008 and one retail site in 2007.
(3) Development management fees are intercompany payments, which are eliminated in consolidation and therefore not reflected in theCompany's consolidated statements of operations, but which are a source of liquidity for the parent company.

                  As of December 31, 2008, the remaining land at the San Elijo Hills project to be sold or leased includes the following:

              Single family lots                                    441
              Multi-family units                                    171
              Square footage of commercial space                 60,000

                   The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases. The Company is currently constructing the first phase of the Towncenter, which includes both residential units and commercial space and which is expected to be completed during 2009. With respect to the Towncenter commercial space, the Company intends to construct and lease approximately 53,000 square feet of the commercial space and sell the remainder of the commercial space to third party builders or owners. During 2008, the Company concluded that the carrying value of the residential units at the Towncenter was not recoverable and recorded a provision of $4,200,000 to reduce the carrying amount of the units to their estimated fair value. See Item 1, Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

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

                  In 1993, the City of Chula Vista and the County of San Diego approved a General Development Plan ("GDP") for the larger planning area. Although there is no specified time within which implementation of the GDP must be completed, it is expected that full development of the larger planning area will take many years. The GDP establishes land use goals, objectives and policies within the larger planning area. The GDP for the larger planning area contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a proposed university site and a network of infrastructure, including roads and highways, a public transportation system, park systems and schools. Any development within the larger Otay Ranch master-planned community must be consistent with the GDP. While the GDP can be amended, subject to approval by either or both the City of Chula Vista and the County of San Diego, Otay Land Company has certain vested and contractual rights, pursuant to a development agreement, that protect its development interests in Chula Vista, covering substantially all of its developable land. However, actual land development will require that further entitlements and approvals be obtained.

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

                  During 2007, the San Diego Expressway Limited Partnership ("SDELP") completed construction of a toll road designated as SR 125 through south San Diego County. This toll road runs along the western border of one of Otay Land Company's land parcels and is a quarter mile east of another. The toll road was designed with one or more interchanges, which have yet to be built, on or adjacent to land parcels owned by the Company. When complete, these interchanges will significantly improve access to this area in the southern portion of Otay Ranch, which could increase the value of the Company's land. Otay Land Company and other adjacent property owners will need to negotiate with the City of Chula Vista and SDELP regarding the construction timing and financing of interchanges that will provide access to SR 125.

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

                  A map indicating the location of the Chula Vista General Plan area in San Diego County and a more detailed map showing general information about the Company's land within that General Plan area can be found on Otay Land Company's website at www.otaylandcompany.com.
                     -----------------------

Other Projects

Rampage Property

                  In 2003, the Company purchased a 2,159 acre grape vineyard located in southern Madera County, California. The purchase price for the property was $5,700,000, excluding expenses, of which $1,700,000 was paid in cash and the balance was financed.

                  In July 2005, the Company sold approximately 600 acres of the property to a neighboring land owner for approximately $5,000,000, which resulted in the recognition of a pre-tax gain of $3,200,000. The buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices. The sale resolved any remaining dispute with respect to the purchase options. During 2008, the Company entered into an agreement to settle the farming practices complaint pursuant to which the Company paid the buyer $1,100,000, and the buyer purchased a 17 acre parcel at the Rampage property for a cash payment to the Company of $300,000.

                  The Company had leased farming rights to approximately one-half of the Rampage property to one of the former owners for a fifteen-year period, which pursuant to the terms of the lease was terminated effective November 1, 2008. However, in a separate matter, the same former owner was seeking to rescind the Company's purchase of the Rampage property, as well as recover monetary damages based on allegations of fraud, breach of contract, and various other claims. The Company denied all of the former owner's allegations and filed a cross-complaint against him. During 2008, court rulings have resulted in the fraud claim being dismissed, which removes the alleged basis for recission, although this dismissal may be appealed following adjudication of the remaining claims. The Company does not expect that the ultimate resolution of this matter will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations or cash flows during the period recorded.

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

                  The Company expects the entitlement process will take several years and no assurance can be given that such entitlements will be obtained. In the interim, the Company has been conducting farming activities necessary to maintain the vineyard, which has resulted in a small loss. In 2009, the Company expects it will increase its vineyard development activities, particularly with respect to the land that was previously leased.

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

                  The Company obtained a preliminary remediation study concerning approximately 30 acres of undeveloped land in the Otay Ranch master-planned community that is owned by a subsidiary of Otay Land Company, Flat Rock Land Company, LLC ("Flat Rock"). Flat Rock owns approximately 265 acres of the Company's total holdings in the Otay Ranch area, including 100 developable acres. The need for remediation results from activities conducted on the land prior to Otay Land Company's ownership. Based upon the preliminary findings of this study, in 2002 the Company estimated that the cost to implement the most likely remediation alternative would be approximately $11,200,000, and accrued that amount as an operating expense. The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs. The Company periodically examines, and when appropriate, adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows. At December 31, 2008, the liability for environmental remediation was $10,200,000.

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

Employees

                  At December 31, 2008, the Company and its consolidated subsidiaries had 13 full-time employees.

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

                  Changes in mortgage interest rate levels could impact demand for housing. Our business is dependent upon the availability and cost of mortgage financing for potential homebuyers. Any significant increase in the prevailing low mortgage interest rate environment or decrease in available credit could reduce consumer demand for housing, and result in fewer home sales or lower sale prices.

                  Recent turmoil in the mortgage lending market has adversely affected our results and will continue to negatively impact our results in the future. The residential real estate development industry is dependent upon the availability of financing for both homebuilders and homebuyers. The recent turmoil in the credit markets has resulted in a tightening of credit standards for residential and commercial mortgages and significantly reduced liquidity, which has adversely affected the ability of homebuilders and homebuyers to obtain financing, which in turn has adversely impacted our ability to sell lots.

                  Our business is currently concentrated in Southern California, specifically in the San Diego area. As a result, our financial results are dependent on the economic strength of that region. Significant increases in local unemployment and cost of living, including increases in residential property taxes, or concerns about the financial condition of the municipalities in which the Company has properties, could adversely affect consumer demand for our housing projects and negatively impact our financial results.

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

                  Demographic changes in the United States generally and California in particular could reduce the demand for housing. If the current trend of population increases in California were not to continue, or in the event of any significant reductions in employment, demand for real estate in California may decline from current levels.

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

                  Increased costs for land, materials and for labor could adversely affect us. If these costs increase, it will increase the costs of completing our projects; if we are not able to recoup these increased costs, our results of operations would be adversely affected.

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

                  Significant influence over our affairs may be exercised by our principal stockholders. As of February 10, 2009, the significant stockholders of our Company are Leucadia (approximately 31.4% beneficial ownership), our Chairman, Joseph S. Steinberg (approximately 9.4% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) and one of our directors, Ian M. Cumming (approximately 7.8% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming's charitable foundations). Mr. Steinberg is also President, a director and a significant stockholder of Leucadia. Mr. Cumming is also Chairman of the Board, a director and a significant stockholder of Leucadia. Accordingly, Leucadia and Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

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

Item 1B. Unresolved Staff Comments.
-------  -------------------------

                  Not applicable.

Item 2.  Properties.
------   ----------

                  The Company currently develops two real estate properties, the San Elijo Hills project and the Otay Land Company project, and owns the Rampage property, all of which are described under Item 1, Business. Real estate had an aggregate book value of $98,500,000 at December 31, 2008.

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


                                                                            High            Low
                                                                         --------        ---------
               2007
                       First Quarter                                     $  65.60        $  58.50
                       Second Quarter                                       62.90           61.10
                       Third Quarter                                        66.00           61.00
                       Fourth Quarter                                       64.00           54.00

               2008
                       First Quarter                                     $  60.15        $  45.00
                       Second Quarter                                       50.50           45.00
                       Third Quarter                                        45.00           40.00
                       Fourth Quarter                                       42.05           15.00

               2009
                       First quarter (through February 10, 2009)         $  18.00        $  15.50

                  The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions. On February 10, 2009, the closing bid price for the Company's common stock was $18.00 per share. As of that date, there were 483 stockholders of record. No dividends were paid during 2008 and 2007.

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

                  The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

       The Company's purchases of its common shares during the fourth quarter of 2008 were as follows:


                                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                          Total Number
                                                                            of Shares          Approximate
                                                                          Purchased as       Dollar Value of
                                                                        Part of Publicly     Shares that May
                                 Total Number           Average             Announced        Yet Be Purchased
                                  of Shares            Price Paid           Plans or         under the Plans
          Period                  Purchased            Per Share            Programs           or Programs
          ------                  ---------            ---------            --------           -----------


October 1 to October 31              394,931             $15.00                 --             $   --
                                     -------                              -------------


Total                                394,931                                    --
                                     =======                              =============


                  In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. In October 2008, the Company purchased 394,931 shares of the Company's common stock for approximately $5,900,000 in a private transaction with an unrelated party. After considering this transaction, the Company can repurchase up to 105,069 common shares without board approval. Repurchased shares would be available, among other things, for use in connection with the Company's stock option plans. The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise. Any such purchases may be commenced or suspended at any time without prior notice.

Stockholder Return Performance Chart
------------------------------------

                  Set forth below is a chart comparing the cumulative total stockholder return on common stock against cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's Homebuilding-500 Index for the period commencing December 31, 2003 to December 31, 2008. Index data was furnished by Standard & Poor's Compustat Services, Inc. The chart assumes that $100 was invested on December 31, 2003 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.





                                                                               INDEXED RETURNS
                                                                                 Years Ending

                                                       Base
                                                      Period
              Company / Index                          Dec03          Dec04       Dec05        Dec06       Dec07       Dec08
              ---------------------------             -------        ------      ------       ------      ------       ------
              HomeFed Corporation                       100          172.45      232.95       231.27      217.25       57.82
              S&P 500 Index                             100          110.88      116.33       134.70      142.10       89.53
              S&P 500 Homebuilding Index                100          133.64      169.17       135.33       55.63       33.99


Item 6.  Selected Financial Data.
------   -----------------------

                  The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 of this Report.

                                                                                 Year Ended December 31,
                                                    --------------------------------------------------------------------------
                                                       2008             2007            2006          2005            2004
                                                    -----------    -------------    ------------    ---------      ----------
                                                                     (In thousands, except per share amounts)


SELECTED INCOME STATEMENT DATA:
  Revenues                                           $  10,432        $23,674          $69,442       $107,932       $81,671
  Expenses (a)                                          17,220         16,773           29,246         39,957        25,620
  Income (loss) before minority interest (a) (b)       (10,455)         8,520           28,133         41,475        47,633
  Net income (loss) (a) (b)                             (9,927)         6,820           17,176         31,792        36,792
  Basic income (loss) per share (a) (b)                 $(1.21)        $ 0.82            $2.08          $3.85         $4.46
  Diluted income (loss) per share (a) (b)               $(1.21)        $ 0.82            $2.08          $3.84         $4.45

                                                                                 At December 31,
                                                    --------------------------------------------------------------------------
                                                       2008            2007             2006           2005            2004
                                                    -----------    -----------      ------------    ----------      ----------

SELECTED BALANCE SHEET DATA:
  Cash and cash equivalents                          $  16,353       $ 10,574        $ 47,177        $131,688        $ 34,634
  Investments                                           57,735         95,940          83,829          65,190          82,249
  Real estate                                           98,544         88,200          79,341          62,319          47,126
  Total assets                                         190,397        219,255         237,299         294,261         211,487
  Notes payable                                          8,218          8,953           9,898          10,403          16,620
  Stockholders' equity                                 146,419        162,117         154,780         141,465         113,751
  Shares outstanding                                     7,880          8,274           8,274           8,264           8,260
  Book value per share                                  $18.58         $19.59          $18.71          $17.12          $13.77
  Cash dividend per share                               $  --          $ --            $  .50          $  .50          $  --



(a) For the year ended December 31, 2008, the Company recorded a provision for losses on real estate of $4,200,000.
(b) For the year ended December 31, 2008, the Company increased its deferred tax valuation allowance by recording an increase to its income tax provision of $9,100,000; for the year ended December 31, 2004, the Company decreased its deferred tax valuation allowance by recording a credit to its income tax provision of $15,000,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------   --------------

                  The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Report.

Liquidity and Capital Resources

                  The Company used net cash for operating activities of $27,900,000, $28,000,000 and $50,000,000 for the years ended December 31, 2008,
2007 and 2006, respectively, principally for real estate improvement expenditures at the San Elijo Hills project and for the payment of general and administrative expenses and federal and state income tax payments. The Company's ability to generate positive cash flows from operating activities is dependent upon the amount and timing of real estate sales, principally at the San Elijo Hills project. Sales at the San Elijo Hills project have declined significantly since 2005, principally due to the weak residential housing market, and there have been no residential lot sales at the San Elijo Hills project since June 2006. Information about the remaining real estate to be sold at the San Elijo Hills project is provided below. Because of the nature of its real estate projects, the Company does not expect operating cash flows will be consistent from year to year.

                  Throughout most of the period that the Company has been developing the San Elijo Hills project, the Company's sales efforts have greatly benefited from a strong regional and national residential housing market. However, residential property sales volume, prices and new building starts have declined significantly in many U. S. markets, including California and the greater San Diego region, which has negatively affected sales and profits. The slowdown in residential sales has been exacerbated during the past two years by the turmoil in the mortgage lending and credit markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers. Sales of new homes and re-sales of existing homes have not kept pace with the early years of the project's development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 171 in 2008 as compared to 860 in 2004.

                  The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are "premium" lots which are expected to command premium prices if, and when, the market recovers. The Company is not actively soliciting bids for its remaining inventory of single family lots and is unable to predict when local residential real estate market conditions might improve. The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory. However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

                  The parent company's principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of December 31, 2008, the Company had consolidated cash and cash equivalents and marketable securities aggregating $74,100,000, substantially all of which was held by the parent company and available to be used without restriction.

                  The Company expects that its cash and cash equivalents and marketable securities classified as available-for-sale, together with the other sources described above, will be sufficient for both its short and long term liquidity needs. Residential sales at the San Elijo Hills project are expected to be a source of funds to the Company in the future; however, the amount and timing is uncertain due to current market conditions. The Company is not relying on receipt of funds from Otay Land Company for the foreseeable future, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty. However, with the possible exception of the environmental remediation matter discussed below, Otay Land Company is not expected to require material funds in the short term, and long term needs will not be determined until a development plan is established. The Company does not anticipate that development of the Rampage property will require any significant net funding or be the source of significant funds for the next few years. The Company is not currently committed to acquire any new real estate projects, but it believes it has sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

                  During 2008 at the San Elijo Hills project, the Company sold the church site for cash proceeds of $600,000 and sold the swim and tennis club site for cash proceeds of $700,000. There were no other San Elijo Hills real estate sales during 2008. In September 2008, the San Elijo Hills project repurchased a 131 unit multifamily site for $6,000,000 that had previously been sold to a homebuilder in October 2005 for $36,000,000. The acquisition increases the amount of multi-family units available for sale at the project.

                  As of December 31, 2008, the aggregate balance of deferred revenue for all real estate sales was $5,800,000, which the Company estimates will be substantially recognized as revenue during 2009. The Company estimates that it will spend approximately $1,500,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

                  As of December 31, 2008, the remaining land at the San Elijo Hills project to be sold or leased includes the following:

              Single family lots                                 441
              Multi-family units                                 171
              Square footage of commercial space              60,000

                  The Towncenter includes multi-family residential units and commercial space which are being constructed in phases. The Company is currently constructing the first phase of the Towncenter, which includes both residential units and commercial space and which is expected to be completed during 2009. With respect to the Towncenter commercial space, the Company intends to construct and lease approximately 53,000 square feet of the commercial space and sell the remainder of the commercial space to third party builders or owners.

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

                  As more fully discussed above, an owner of property adjacent to the Rampage property filed a complaint against the Company and the former owners of the Rampage property. The complaint alleged that the value of an option to purchase a portion of the Rampage property was devalued due to poor farming practices. During 2008, the Company entered into an agreement to settle the farming practices complaint pursuant to which the Company paid the buyer $1,100,000, and the buyer purchased a 17 acre parcel at the Rampage property for a cash payment to the Company of $300,000.

                  In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock, representing approximately 6% of the Company's outstanding stock. Repurchased shares would be available, among other things, for use in connection with the Company's stock option plans. The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise. Any such purchases may be commenced or suspended at any time without prior notice. In October 2008, the Company purchased 394,931 shares of the Company's common stock for approximately $5,900,000 in a private transaction with an unrelated party. No other shares have been purchased to date.

                  As indicated in the table below, at December 31, 2008, the Company's contractual cash obligations totaled $10,000,000. The notes payable to trust deed holders are collateralized by the San Elijo Hills project. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

                                                                Payments Due by Period (in thousands)
                                               ----------------------------------------------------------------------
                                                Total Amounts    Less than 1                                  After 5
Contractual Obligations                          Committed         Year         1-3 Years       4-5 Years      Years
-----------------------                         -------------    ---------      ---------       ---------      -----

Notes payable to trust deed holders                $ 8,241         $  --        $  8,241          $ --         $ --
Operating lease, net of sublease income              1,714            327            737             650         --
                                                   -------         ------       --------          ------       -----
Total Contractual Cash Obligations                 $ 9,955         $  327       $  8,978          $  650       $ --
                                                   =======         ======       ========          ======       =====

                  The above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain. Such amounts aggregated $600,000 at December 31, 2008; for more information see Note 10 of Notes to Consolidated Financial Statements.

                  As of December 31, 2008, the Company had NOLs of $33,300,000 available to reduce its future federal income tax liabilities and $29,300,000 of alternative minimum tax credit carryovers. The federal NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%. As a result, the Company expects to pay federal income tax at a rate of 20% during future periods. For more information, see Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, certain of the Company's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2008, the amount of outstanding bonds was approximately $5,000,000, none of which has been drawn upon.

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

                  Profit Recognition on Sales of Real Estate - When the Company has an obligation to complete improvements on property subsequent to the date of sale, it utilizes the percentage of completion method of accounting to record revenues and cost of sales. Under percentage of completion accounting, the Company recognizes revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas. Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets. As of December 31, 2008, the Company's deferred revenue balance aggregated $5,800,000.

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

                  Income Taxes - The Company records a valuation allowance to reduce its deferred tax asset to an amount that the Company expects is more likely than not to be realized. If the Company's estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period. The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on the Company's projection of taxable income in the future. During the fourth quarter of 2008, local, national and worldwide economic conditions deteriorated significantly, which adversely affected the real estate market at the San Elijo Hills project and across the country. The Company updated its projections of future taxable income for its remaining property at the San Elijo Hills project and concluded that an increase to the deferred tax valuation allowance of $9,100,000 was required. The Company's estimate does not include any real estate development profit at the Otay Ranch and Rampage properties, since the Company's plans for development of these properties are uncertain. The Company calculated the allowance based on the assumption that it would be able to generate future taxable income which would be sufficient to utilize approximately $30,000,000 of the Company's NOLs, but not any of its alternative minimum tax credit carryovers.

                  The calculation of the valuation allowance recognizes that the Company's NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%. When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which generally can be used to reduce its future federal income tax once it has used all of its NOLs and becomes subject to the regular tax (as opposed to the alternative minimum tax). Assuming the Company generates sufficient taxable income in the future to fully utilize its NOLs, it will have paid approximately $36,000,000 in federal alternative minimum taxes, generating minimum tax credit carryovers of the same amount to reduce future federal income taxes payable. Alternative minimum tax credit carryovers have no expiration date. However, because the minimum tax credit carryovers do not offset alternative minimum tax, effectively they are only able to reduce the Company's federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $240,000,000 of taxable income above its current estimate to fully use all of the credits. The Company has fully reserved for this benefit in its valuation allowance.

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

                  Provision for Environmental Remediation - The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, the Company recorded a charge of $11,200,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by the Company's subsidiary, Flat Rock. The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items. During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $300,000, primarily for consulting costs. The Company is unable to predict with certainty when the remediation will commence and there is no regulatory requirement to commence remediation by a fixed date.

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

                   Provision for Losses on Real Estate - The Company's real estate is carried at cost. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of the carrying amount of its real estate in accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and, if impaired, reduces the carrying amount to its estimated fair value. The process involved in evaluating assets for impairment and determining fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.

                  During the fourth quarter of 2008, the estimated market prices for residential condominium units at the San Elijo Hills Towncenter decreased significantly. The selling prices for similar units in the surrounding area have been adversely impacted by deteriorating general economic conditions both locally and nationally. The Company plans to sell the residential units in the San Elijo Hills Towncenter during the next few years, and the Company concluded that the falling prices of similar units in the area indicate that the expected selling prices for the Towncenter condominium units might not be realizable. The Company evaluated the recoverability of the carrying amount of the Towncenter condominium units in accordance with SFAS 144, concluded that the carrying value of units was not recoverable and recorded a provision of $4,200,000 to reduce the carrying amount of the units to their estimated fair value.

                  The Company utilized a discounted cash flow technique to determine the fair value of the condominium units. The condominium units are still under development and as required by SFAS 144 the Company's projection of future cash flows were reduced by estimates of all future development costs, including capitalized interest. Future selling prices were based on the Company's best estimate of market conditions when the units would be available for sale, discounted using a rate that appropriately reflects the inherent risks. The Company does not believe that there is any set of reasonable assumptions it could have made resulting in a conclusion that the condominium units were not impaired. However, since the amount of the impairment recorded is greatly impacted by the estimated selling prices and the timing of the sales, the actual gain or loss recognized upon ultimate sale is uncertain. If the market values for these units decline in the future or if the Company lowers its estimate of the future cash flows for other reasons, further reductions to the carrying amount could be required.

                  The Company did not record any provisions for losses during the years ended December 31, 2007 and 2006.

Statement of Operations

                  The Company currently has two significant real estate development projects, the San Elijo Hills project and the Otay Ranch project. The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,364 single family lots, 823 multi-family units, 276 very low income apartment units, two school sites and commercial space which will be sold or leased. As of February 10, 2009, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of 441 single family lots, 171 multi-family units and 60,000 square feet of commercial space. The Company has substantially completed the development of its remaining single family residential lots, and expects to continue development of common areas into 2009. As discussed above, the Company last closed on the sale of a residential lot at the San Elijo Hills project in June 2006 and the timing of the sales of its remaining lot inventory is uncertain. The Company is not actively soliciting bids for its remaining inventory of single family lots and believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory. However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

                  While the San Elijo Hills project is a development community that has been developing and selling lots since 2002, sales at the Otay Ranch project have been limited to four individual transactions for relatively large amounts of land. Individual lot development at the Otay Ranch project has not yet begun, as the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of the property. If and when the Company determines to commence lot development at the Otay Ranch project, it is expected to last many years. Similarly, the Rampage property is not expected to have sales activity for several years. Any residential development at the Rampage property can only commence after approvals are obtained from multiple government agencies.

         Real Estate Sales Activity

                  San Elijo Hills Project:
                  ------------------------

                  For the three years ended December 31, 2008, the Company has closed on sales of real estate and recognized revenues as follows:



                                                                2008                   2007                    2006
                                                                ----                   ----                    ----
                                                                           (Dollars in thousands)

Single family units                                              --                     --                        26
Non-residential sites                                               2                      1                     --
Purchase price, net of closing costs                           $1,300                 $1,700                 $15,600
Revenues recognized on closing date                            $1,300                 $1,200                 $11,000

                  As discussed above, a portion of the revenue from these sales was deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. In addition to revenues recognized on the closing date reflected in the table above, revenues include previously deferred amounts of $8,600,000, $20,600,000 and $43,300,000 for 2008,
2007 and 2006, respectively, which were recognized upon completion of certain required improvements.

                  During 2008, the Company repurchased a 131 unit multifamily site for $6,000,000 that had previously been sold to a homebuilder in 2005. The Company's obligation to the homebuilder to complete certain improvements under the original contract was terminated upon acquisition of the property; accordingly, the Company recognized all the remainder of the previously deferred revenue of $1,300,000.

                  During 2007 and 2006, certain homebuilders that were under contract to purchase single family lots at the San Elijo Hills project elected not to close on their purchase transactions, thereby forfeiting option payments of $500,000 in 2007 and $12,600,000 in 2006. These amounts were recognized as revenue when forfeited.

                  During 2005, very low income apartment units were sold for a $1,500,000 note; however, no cash down payment was received, the note did not bear interest and any payments the Company might receive were contingent upon the buyer obtaining financing. The Company did not recognize any revenue or receivable from this transaction in 2005, and the Company did not expect to earn any profit from the sale of these units. However, during 2007 the Company collected $800,000 from the buyer which was recognized as revenue when received. No further payments from the buyer are expected.

                  During 2008, 2007 and 2006, cost of sales of real estate aggregated $1,200,000, $5,900,000 and $13,900,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

                  For the year ended December 31, 2008, the Company recorded a provision for losses on real estate at the San Elijo Hills project of $4,200,000. The provision resulted from a determination that the carrying amount of certain residential units at the Towncenter was not recoverable due to current economic and market conditions.

                  Otay Ranch Project:
                  -------------------

                  There were no sales of real estate at the Otay Ranch project during 2008 and 2007. During 2006, the Company sold approximately 115 acres of non-developable land at the Otay Ranch project for $1,500,000 and recognized a gain of $1,400,000 on the sale.

                  During 2006, cost of sales of real estate aggregated $100,000. Cost of sales is based upon the allocation of project costs at acquisition to individual parcels, based upon their relative fair values, in addition to parcel specific development costs, closing costs and commissions, if any.

                  Rampage Property:
                  -----------------

                  During 2008, in connection with the settlement of certain litigation the Company sold a 17 acre parcel at the Rampage property for a cash payment to the Company of $300,000. The Company recognized a gain of $200,000 on the sale.

         Other Results of Operations Activity

                  The Company recorded co-op marketing and advertising fees of approximately $200,000, $600,000 and $1,000,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities for the San Elijo Hills project.

                  The Company has capitalized interest of $40,000, $100,000 and $400,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

                  General and administrative expenses increased by $900,000 during 2008 as compared to 2007 primarily due to the settlement of a lawsuit related to the Rampage property for $1,100,000. In addition, general and administrative expenses during 2008 included a $200,000 payment to acquire an option to purchase water storage capacity, which is a component of the Company's plan to acquire sufficient water to develop the Rampage property as a master-planned community. The Company will have to make additional annual option payments of similar amounts over the next six years in order to retain the option to acquire water storage capacity. During 2008, the Company also spent $500,000 investigating a potential real estate project that was not acquired and incurred $100,000 of professional fees for examining alternative design options for phase two of the mixed-use Towncenter. The Company also incurred $400,000 of additional expenses related to the termination of certain employees in 2008 and $200,000 of greater legal fees related to the San Elijo Hills project and to the Rampage property lawsuit. General and administrative expenses for 2008 also reflect a decrease of $900,000 in marketing expenses as a result of a reduction in advertisements relating to new neighborhoods for sale at the San Elijo Hills project, and a decrease of $1,000,000 in compensation expense principally related to general bonus expense and workforce reductions.

                  General and administrative expenses decreased by $4,400,000 during 2007 as compared to 2006 primarily due to reduced expenses related to legal and marketing. Legal fees decreased by $3,400,000 reflecting less activity in pending litigation. Marketing expenses decreased by $900,000 as a result of a reduction in the number of special promotional events and advertisements at the San Elijo Hills project.

                  The decrease in interest and other income, net during 2008 as compared to 2007 primarily reflects a decline in interest income of $3,000,000, due to lower interest rates and a lower amount of invested assets due to cash used for operating activities. Other income, net also reflects an increase in farming net income at the Rampage property of $1,000,000 in 2008; $600,000 of the net change was due to the payment of past due rent from the former owner of the Rampage property that had been in dispute. Interest and other income, net includes a decrease in commission income of $400,000 during 2008 as compared to 2007 due to the discontinuance of real estate brokerage services.

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

                  The Company's effective income tax rate during 2008 and 2006 is higher than the federal statutory rate due to California state income taxes and, in 2008, due to an increase in the deferred tax valuation allowance of $9,100,000. The Company's effective income tax rate during 2007 is less than the federal statutory rate due to the recognition of previously unrecognized tax benefits of $1,300,000.

Recently Issued Accounting Standards

                  In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161, which is effective for fiscal years beginning after November 15, 2008, requires enhanced disclosures about an entity's derivative and hedging activities, including the objectives and strategies for using derivatives, disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Since the Company does not currently engage in any derivative or hedging activities, it does not expect that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

                  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141R will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Adoption of SFAS 141R is not expected to have a material impact on the Company's consolidated financial statements although it may have a material impact on accounting for business combinations in the future which can not currently be determined. SFAS 160 will materially change the accounting and reporting for minority interests in the future, which will be recharacterized as noncontrolling interests and classified as a component of stockholders' equity. Upon adoption of SFAS 160, the Company will be required to apply its presentation and disclosure requirements retrospectively, which will require the reclassification of minority interests on the historical consolidated balance sheets, require the historical consolidated statements of operations to reflect net income attributable to the Company and to noncontrolling interests, and require other comprehensive income to reflect other comprehensive income attributable to the Company and to noncontrolling interests.

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

Interest Rates

                  The Company's operations are interest-rate sensitive. The Company had indirectly benefited from the prevailing low mortgage interest rate environment, since low rates made housing more affordable for the home buyer, thereby increasing demand for homes. The Company can not predict whether interest rates will remain low and what impact an increase in interest rates and mortgage rates would have on the Company's operations, although any significant increase in these rates could have a chilling effect on the housing market, which could adversely affect the Company's results of operations.

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

                  Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Report and in the Company's other public filings with the Securities and Exchange Commission.

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

                  At December 31, 2008, the Company had investments of approximately $57,700,000 in securities issued by the U.S. government and U.S. Government-Sponsored Enterprises. The Company's investment portfolio is classified as available-for-sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in stockholders' equity. The securities in the portfolio are rated "AAA" and "Aaa" by Standard & Poor's and Moody's, respectively. All of these fixed income securities mature in 2009; the estimated weighted average remaining life of these fixed income securities was approximately 0.1 years at December 31, 2008. At December 31, 2007, the Company's investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.2 years and a weighted average interest rate of 4.1%. The Company's fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

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


                                                                 Expected Maturity Date
                                   2009         2010         2011           2012          2013    Thereafter    Total    Fair Value
                                   ----         ----         ----           ----          ----    ----------    -----    ----------
                                                                          (Dollars in thousands)

Rate Sensitive Assets:
 Available for Sale Fixed
   Income Securities
   U.S. Treasury Securities      $36,646       $ --          $ --          $  --          $ --       $ --      $36,646      $36,646
     Weighted Average
      Interest Rate                1.67%
   U.S. Government-
       Sponsored Enterprises     $21,089       $ --          $ --          $  --          $ --       $ --      $21,089      $21,089
     Weighted Average
      Interest Rate                0.24%

Rate Sensitive Liabilities:
  Fixed Interest Rate
    Borrowings                   $ 1,563       $6,655        $ --          $  --          $ --       $ --      $8,218       $6,943
    Weighted Average
     Interest Rate                  .16%         .16%


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

                  Financial Statements and supplementary data required by this
Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
------   -----------

                  None.

Item 9A.    Controls and Procedures.
-------     -----------------------

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2008. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

                  Based on our assessment and those criteria, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

                  The effectiveness of the Company's internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.
-------  -----------------

                  Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

                  As of February 10, 2009, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:



             Name               Age        Position with the Company              Office Held Since
             ----               ---        -------------------------              -----------------

Patrick D. Bienvenue            54     Director                           August 1998
Paul J. Borden                  60     Director and President             May 1998
Timothy M. Considine            68     Director                           January 1992
Ian M. Cumming                  68     Director                           May 1999
Michael A. Lobatz               60     Director                           February 1995
Curt R. Noland                  52     Vice President                     October 1998
Erin N. Ruhe                    43     Vice President, Treasurer and      Vice President since April 2000,
                                       Controller                         Treasurer since March 2004,
                                                                          Controller since January 1999
Joseph S. Steinberg             65     Director, Chairman of the Board    Director since 1998, Chairman of
                                                                          the Board since 1999

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

                  Ian M. Cumming. Mr. Cumming has served as a director of the Company since May 1999. Mr. Cumming has been a director and Chairman of the Board of Leucadia since June 1978 and a director and Chairman of the Board of The FINOVA Group Inc. ("FINOVA"), formerly a middle market lender in which Leucadia has an indirect 25% equity interest, since August 2001. Mr. Cumming has also been a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986. Mr. Cumming is also an alternate director of Fortescue Metals Group Ltd. ("Fortescue"), an Australian public company that is engaged in the mining of iron ore, in which Leucadia has a 9.9% equity interest. In addition, Mr. Cumming is a director of AmeriCredit Corp., an auto finance company in which Leucadia has an approximate 25% interest since March 2008 and a director of Jefferies Group, Inc. ("Jefferies"), an investment bank and institutional securities firm, in which Leucadia has an approximate 30% interest since April 2008.

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

                  Joseph S. Steinberg. Mr. Steinberg has served as a director of the Company since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978. In addition, he has served as director of FINOVA since August 2001. Mr. Steinberg is also a director of Fortescue and of Jefferies.

                        AUDIT COMMITTEE FINANCIAL EXPERT

                  The Board of Directors has a standing Audit Committee. The Board of Directors has adopted a charter for the Audit Committee that was filed with the Company's proxy statement for its 2008 Annual Meeting of Stockholders. The Audit Committee consists of Mr. Considine (Chairman) and Dr. Lobatz. The Board of Directors has determined that Mr. Considine is qualified as an audit committee financial expert within the meaning of regulations of the Securities and Exchange Commission.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of the forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial shareholders, we believe that during the year ended December 31, 2008, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

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

                  Additionally, in 2008 all employees of the Company received a discretionary year-end bonus equal to approximately 3% of base salary.

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

                  In July 2008, pursuant to this automatic grant, Paul J. Borden was granted options to purchase 1,000 shares of our common stock with an exercise price of $40.25 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

         Other Benefits; Executive Perquisites

                  Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

                  Mr. Borden maintains his primary residence in New Jersey. We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California. Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements. As a result, beginning in 2005, the Board of Directors (without Mr. Borden's participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us. In 2008, we paid Mr. Borden $72,150 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2008.

                  Mr. Noland receives the use of a Company owned car and certain related benefits.

                  No other Named Executive Officers receive perquisites.

Stock Ownership Requirements

                  We do not have a formal stock ownership requirement.

Compensation of Named Executive Officers

                  On January 15, 2009, the Compensation Committee approved annual salary increases (effective January 1, 2009) and discretionary 2008 cash bonuses for each of the Named Executive Officers.

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


                                                    Compensation Committee



                                                    Joseph S. Steinberg



                                                   Summary Compensation Table

 Name and Principal                                                Option            All Other
    Position             Year      Salary          Bonus          Awards(2)        Compensation (3)         Total
    --------             ----      ------          -----          ------           ------------             -----

Paul J. Borden,          2008     $279,742 (1)    $182,672         $20,363           $178,984 (4)          $661,761
President                2007     $269,907        $307,377         $17,961           $156,263              $751,508
                         2006     $262,732        $307,162         $12,169           $119,288              $701,351

Curt R. Noland,          2008     $165,500        $104,965           --              $ 17,274 (5)          $287,739
Vice President           2007     $159,145        $154,774           --              $ 17,886              $331,805
                         2006     $154,492        $254,635           --              $ 16,970              $426,097

Erin N.                  2008     $133,900        $129,017           --              $  9,200              $272,117
Ruhe,                    2007     $128,752        $178,863           --              $  9,000              $316,615
Vice President,          2006     $125,008        $253,750           --              $  8,800              $387,558
Treasurer and
Controller


For information concerning 2007 compensation, see the Company's Proxy Statement dated June 19, 2008; for information concerning 2006 compensation, see the Company's Proxy Statement dated June 18, 2007.

(1)  Includes director fees to Mr. Borden from the Company of $24,000 in 2008.

(2) This column represents the expense recorded in the indicated year for the fair value of stock options granted to Mr. Borden in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Information on the valuation assumptions made when calculating the amounts in this column for awards granted in 2008, 2007 and 2006 is found in Note 7 to the Company's consolidated financial statements contained herein. Information on the assumptions made when calculating the amounts in this column for awards granted in 2005 and 2004 is found in Note 7 to the Company's consolidated financial statements included in its 2006 Form 10-K.

(3) Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer. The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(4) For 2008, consists of non-cash compensation of $36,018 for maintaining a temporary residence in California and $51,218 for airfare to and from his primary residence in New Jersey. This column also includes transportation and the personal use of a Company car while in California and related expenses, as well as contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden. For 2008, also includes $72,150 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.

(5) Consists of non-cash compensation for use of a Company car and related expenses and contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Noland, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Noland.

                       Grants of Plan-Based Awards in 2008

                  This table provides information about equity awards granted to the named executives in 2008 under our 1999 Stock Option Plan. As discussed in the CD&A, in 2008 Mr. Borden was granted options pursuant to the automatic grant to directors under the 1999 stock incentive plan.



                                            All Other Option
                                           Awards: Number of
                                               Securities      Exercise or Base      Grant Date Fair
                                               Underlying       Price of Option    Value of Stock and
Name                         Grant Date       Options (1)         Awards (2)        Option Awards (3)
----                         ----------       -----------         ----------        -----------------


Paul J. Borden, President       7/15/08          1,000              $40.25               $10,200


(1) This column shows the number of common shares issuable under options granted in 2008. The options vest and become exercisable in four equal installments beginning on July 15, 2009.

(2) This column shows the exercise price for the stock options granted, which was the closing price of the Company's common stock on the date of grant, July 15, 2008.

(3) This column shows the fair value of stock options granted to the Named Executive Officer in 2008. The fair value was determined in accordance with SFAS 123R on the grant date, and is being recognized as an expense over the vesting period. For information on the valuation assumptions with respect to this grant refer to Note 7 to our consolidated financial statements contained herein.

                  Outstanding Equity Awards at Fiscal Year-End

                  This table provides information on the holdings of option awards by the Named Executive Officers at December 31, 2008. This table includes exercisable and unexercisable options. The options vest and become exercisable in five equal annual installments, commencing one year from the grant date. For additional information about the option awards, see the description of our 1999 stock incentive plan in the CD&A.



                                                        Option Awards
                                     -----------------------------------------------------
                                        Number of Securities      Option         Option
                                       Underlying Unexercised     Exercise     Expiration
Name                   Grant Date              Options             Price          Date
----                   ----------              -------             -----          ----
                                     Exercisable   Unexercisable
                                     -----------   -------------

Paul J. Borden,          8/24/04       1,000             --         $44.50       8/24/09
President
                         7/12/05         750             250        $65.19       7/12/10

                         7/18/06         500             500        $65.50       7/18/11

                         7/10/07         250             750        $62.75       7/10/12

                         7/15/08         --            1,000        $40.25       7/15/13


                Option Exercises and Stock Vested in Fiscal 2008

This table provides information for the Named Executive Officers with respect to stock options exercised during 2008, including the number of shares acquired upon exercise and the value realized, each before payment of any applicable withholding taxes.

                                                  Option Awards
                                        --------------------------------
                                          Number of
                                            Shares
                                           Acquired      Value Realized
                Name                     on Exercise       on Exercise
                ----                     -----------       -----------
Paul J. Borden, President (1)                100             $1,710


(1) Mr. Borden exercised 100 stock options on July 7, 2008 with an exercise price of $27.40 per share and a market price of $44.50 per share.

                              Director Compensation

                  In 2008, each director received a retainer of $24,000 for serving on the Board of Directors. In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee, and Dr. Lobatz was paid $17,000 for serving on the Audit Committee. Under the terms of our 1999 Stock Incentive Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year. The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant. These options become exercisable at the rate of 25% per year commencing one year after the date of grant. As a result of this provision, options to purchase 1,000 shares of Common Stock at an exercise price of $40.25 per share were awarded to each of Messrs. Bienvenue, Considine, Cumming, Lobatz and Steinberg on July 15, 2008. The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.


         This table sets forth compensation paid to the non-employee directors during 2008.

                                 Fees Earned or
                                    Paid in             Option
            Name                    Cash (1)          Awards (2)       Total (3)
            ----                    --------          ----------       ---------
Patrick D. Bienvenue                $24,000            $20,363          $44,363
Timothy M. Considine                $50,000            $20,363          $70,363
Ian M. Cumming                      $24,000            $20,363          $44,363
Michael A. Lobatz                   $41,000            $20,363          $61,363
Joseph S. Steinberg                 $24,000            $20,363          $44,363


(1) This column reports the amount of cash compensation earned in 2008 for Board and committee service.

(2) This column represents the expense recorded in 2008 for the fair value of options granted to directors in 2008 and in prior years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Information on the valuation assumptions made when calculating the amounts in this column for awards granted in 2008, 2007 and 2006 is found in Note 7 to the Company's consolidated financial statements contained herein. Information on the assumptions made when calculating the amounts in this column for awards granted in 2005 and 2004 is found in Note 7 to the Company's consolidated financial statements included in its 2006 Form 10-K.

(3) This table does not include disclosure for any perquisites and other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
-------  ----------------------------

Equity Compensation Plan Information
------------------------------------

                  The following table summarizes information regarding the Company's equity compensation plans as of December 31, 2008. All outstanding awards relate to the Company's Common Stock.



                                                                                         Number of securities
                                                                                          remaining available
                                                                                          for future issuance
                                   Number of Securities           Weighted-average           under equity
                                    to be issued upon             exercise price of       compensation plans
                             exercise of outstanding options,   outstanding options,     (excluding securities
                                   warrants and rights           warrants and rights   reflected in column (a))
   Plan Category                            (a)                           (b)                      (c)
---------------------        --------------------------------   ---------------------  ------------------------

Equity compensation
  plans approved by
  security holders                         30,000                         $55.64                  469,900

Equity compensation
  plans not approved
  by security holders                        --                             --                        --
                                           ------                         ------                  -------
Total                                      30,000                         $55.64                  469,900
                                           ======                         ======                  =======


                          PRESENT BENEFICIAL OWNERSHIP

                  Set forth below is certain information as of February 10, 2009, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of the executive officers named in the Summary Compensation Table under "Executive Compensation," (4) the trusts for the benefit of Mr. Steinberg's children and charitable foundations established by Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group. Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.


                                                                             Number of Shares
Name and Address                                                              and Nature of            Percent
of Beneficial Owner                                                        Beneficial Ownership       of Class
-------------------                                                        --------------------       --------

Leucadia National Corporation (a)..................................         2,474,226                 31.4%
Beck, Mack & Oliver LLC (b) .......................................           903,613  (b)            11.5%
Patrick D. Bienvenue...............................................             3,900  (c)             *
Paul J. Borden.....................................................             5,400  (c)             *
Timothy M. Considine...............................................             4,400  (d)             *
Ian M. Cumming.....................................................           611,059  (e)(f)          7.8%
Michael A. Lobatz..................................................             3,900  (c)             *
Curt R. Noland.....................................................             5,000                  *
Erin N. Ruhe.......................................................             5,000                  *
Joseph S. Steinberg................................................           744,520  (f)(g)          9.4%
The Steinberg 1989 Trust...........................................            27,532  (h)              .3%
Cumming Foundation.................................................           172,330  (i)             2.2%
The Joseph S. and Diane H. Steinberg
     1992 Charitable Trust.........................................            42,381  (j)              .5%
All Directors and executive officers
   as a group (8 persons)..........................................         1,383,179  (k)            17.5%

-------------------
*  Less than .1%.

(a) The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b) The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017. Based upon a Schedule 13G dated August 4, 2008, filed by Beck, Mack & Oliver LLC ("BMO") and discussions with BMO, the securities reported in BMO's Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO. Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients. Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

(c) Includes 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(d) Includes 500 shares held by the Seeseeanoh Inc. Retirement Plan. Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California. Also includes (i) 1,400 shares held by The Considine Family 1981 Trust, of which Mr. Considine and his wife are trustees and (ii) 2,500 shares that may be acquired upon exercise of currently exercisable stock options.

(e) Includes (i) 9,530 shares (.1%) beneficially owned by Mr. Cumming's wife (directly and through trusts for the benefit of Mr. Cumming's children of which Mr. Cumming's wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner, (ii) 60,000 shares (.8%) held by a corporation which is 50% owned by Mr. Cumming and 50% owned by Mr. Cumming's wife and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Cumming may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares.

(f) Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company. The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(g) Includes (i) 3,676 shares (less than .1%) beneficially owned by Mr. Steinberg's wife and daughter as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares (.8%) owned by trusts for the benefit of Mr. Steinberg's children and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include 2,474,226 shares held by Leucadia which Mr. Steinberg may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares.

(h) Mr. Steinberg disclaims beneficial ownership of all of our common stock held by this trust.

(i) Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of our common stock held by the foundation.

(j) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.

(k) Includes 15,000 shares that may be acquired upon the exercise of currently exercisable stock options.

                  As of February 10, 2009, Cede & Co. held of record 4,527,426 shares of our common stock (approximately 57.5% of our total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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

Item 13. Certain Relationships and Related Transactions and Director
         Independence.
-------  -------------

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

Related Person Transactions

                  The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia has obtained these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned, both before and after the Company's October 2002 acquisition of the San Elijo Hills project. Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of these subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2008, the amount of outstanding bonds was approximately $5,000,000.

                  Since 1995, Leucadia has been providing administrative and accounting services to the Company. Under the current administrative services agreement, Leucadia provides services to the Company for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2008). Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company's Secretary, in addition to various administrative functions. Ms. Maki is an officer of subsidiaries of Leucadia. The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Leucadia has the right to terminate the agreement by giving the Company not less than one year's prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia. The agreement has not been terminated by either party.

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

Audit Fees

           In accordance with the SEC's definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company's consolidated financial statements included in the Company's Form 10-K, the review of financial statements included in the Company's Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules. All such services were approved by the Audit Committee. Such amounts aggregated $240,000 and $265,000 for the years ended December 31, 2008 and 2007, respectively.



                                     PART IV


Item 15.  Exhibits and Financial Statement Schedules.
-------   ------------------------------------------

        (a)(1) Financial Statements.

         Report of Independent Registered Public Accounting Firm                                                F-1

         Consolidated Balance Sheets at December 31, 2008 and 2007                                              F-2

         Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006             F-3

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 2008, 2007 and 2006                                                                       F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006             F-5

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

         All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-10153, unless otherwise indicated.

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

                                             HOMEFED CORPORATION


Date: February 24, 2009             By /s/  Erin N. Ruhe
                                      ---------------------------------
                                    Erin N. Ruhe
                                    Vice President, Treasurer and Controller


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  February 24, 2009            By /s/  Joseph S. Steinberg
                                      ---------------------------------
                                    Joseph S. Steinberg, Chairman
                                    of the Board and Director


Date:  February 24, 2009            By /s/  Paul J. Borden
                                      ---------------------------------
                                    Paul J. Borden, President and Director
                                    (Principal Executive Officer)


Date:  February 24, 2009            By /s/  Erin N. Ruhe
                                      ------------------------------------------
                                    Erin N. Ruhe, Vice President, Treasurer
                                    and Controller
                                    (Principal Financial and Accounting Officer)


Date:  February 24, 2009            By /s/  Patrick D. Bienvenue
                                      ---------------------------------
                                    Patrick D. Bienvenue, Director


Date:  February 24, 2009            By /s/  Timothy Considine
                                      ---------------------------------
                                    Timothy Considine, Director


Date:  February 24, 2009            By /s/  Ian M. Cumming
                                       --------------------------------
                                    Ian M. Cumming, Director


Date: February 24, 2009             By /s/  Michael A. Lobatz
                                      ------------------------
                                    Michael A. Lobatz, Director

================================================================================




             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders of HomeFed Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
February 17, 2009
Irvine, California

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(Dollars in thousands, except par value)


                                                                                             2008              2007
                                                                                             ----              ----
ASSETS
------

Real estate                                                                             $   98,544        $   88,200
Cash and cash equivalents                                                                   16,353            10,574
Investments-available-for-sale (amortized cost of $57,645 and $95,877)                      57,735            95,940
Accounts receivable, deposits and other assets                                               2,224             1,288
Deferred income taxes                                                                       15,541            23,253
                                                                                        ----------        ----------
TOTAL                                                                                   $  190,397        $  219,255
                                                                                        ==========        ==========

LIABILITIES
-----------
Notes payable                                                                            $   8,218         $   8,953
Deferred revenue                                                                             5,758            14,349
Accounts payable and accrued liabilities                                                     4,501             6,489
Liability for environmental remediation                                                     10,245            10,437
Income taxes payable                                                                          --                  66
Other liabilities                                                                            1,017             2,077
                                                                                        ----------        ----------
      Total liabilities                                                                     29,739            42,371
                                                                                        ----------        ----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

MINORITY INTEREST                                                                           14,239            14,767
-----------------                                                                       ----------        ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $.01 par value; 25,000,000 shares authorized; 7,879,978 and
   8,274,384 shares outstanding, after deducting 394,931 shares held in
   treasury in 2008                                                                             79                83
Additional paid-in capital                                                                 375,819           381,602
Accumulated other comprehensive income                                                          54                38
Accumulated deficit                                                                       (229,533)         (219,606)
                                                                                        ----------        ----------
      Total stockholders' equity                                                           146,419           162,117
                                                                                        ----------        ----------
TOTAL                                                                                   $  190,397        $  219,255
                                                                                        ==========        ==========




        The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)


                                                                          2008              2007             2006
                                                                          ----              ----             ----

REVENUES
--------
Sales of real estate                                                   $  10,235         $  22,575          $ 55,810
Income from options on real estate properties                                --                450            12,583
Co-op marketing and advertising fees                                         197               649             1,049
                                                                       ---------         ---------          --------
                                                                          10,432            23,674            69,442
                                                                       ---------         ---------          --------

EXPENSES
--------
Cost of sales                                                              1,238             5,890            13,988
Provision for losses on real estate                                        4,156             --                 --
General and administrative expenses                                       11,646            10,703            15,078
Administrative services fees to Leucadia National Corporation                180               180               180
                                                                       ---------         ---------          --------
                                                                          17,220            16,773            29,246
                                                                       ---------         ---------          --------

Income (loss) from operations                                             (6,788)            6,901            40,196
                                                                       ---------         ---------          --------

Interest and other income, net                                             2,976             5,373             6,870
                                                                       ---------         ---------          --------

Income (loss) before income taxes and minority interest                   (3,812)           12,274            47,066
Income tax provision                                                      (6,643)           (3,754)          (18,933)
                                                                       ---------         ---------          --------

Income (loss) before minority interest                                   (10,455)            8,520            28,133
Minority interest                                                            528            (1,700)          (10,957)
                                                                       ---------         ---------          --------

Net income (loss)                                                      $  (9,927)        $   6,820          $ 17,176
                                                                       =========         =========          ========

Basic income (loss) per common share                                      $(1.21)            $0.82             $2.08
                                                                          ======             =====             =====

Diluted income (loss) per common share                                    $(1.21)            $0.82             $2.08
                                                                          ======             =====             =====









              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except par value and per share amounts)


                                                     Common                      Accumulated
                                                     Stock       Additional       Other                             Total
                                                    $.01 Par     Paid-in        Comprehensive     Accumulated     Stockholders'
                                                     Value       Capital          Income           Deficit           Equity
                                                     -----       -------        --------------    -----------     ------------

Balance, January 1, 2006                              $  83     $ 381,224          $  6           $ (239,848)      $ 141,465
                                                                                                                   ---------

  Comprehensive income:
    Net change in unrealized gain on
     investments, net of tax provision of $16                                        21                                   21
    Net income                                                                                        17,176          17,176
                                                                                                                   ---------
      Comprehensive income                                                                                            17,197
                                                                                                                   ---------
  Share-based compensation expense                                     73                                                 73
  Exercise of options to purchase common
    shares, including excess tax benefit                              181                                                181
  Dividends ($.50 per common share)                                                                   (4,136)         (4,136)
                                                      -----     ---------          ----           ----------       ---------

Balance, December 31, 2006                               83       381,478            27             (226,808)        154,780
                                                                                                                   ---------

  Cumulative effect of a change in accounting
    principle as of January 1, 2007 -- FASB
    Interpretation No. 48                                                                                382             382
                                                                                                                   ---------

  Comprehensive income:
    Net change in unrealized gain on
     investments, net of tax provision of $6                                         11                                   11
    Net income                                                                                         6,820           6,820
                                                                                                                   ---------
      Comprehensive income                                                                                             6,831
                                                                                                                   ---------
  Share-based compensation expense                                    108                                                108
  Exercise of options to purchase common
    shares, including excess tax benefit                              16                                                 16
                                                      -----     ---------          ----           ----------       ---------

Balance, December 31, 2007                               83       381,602            38             (219,606)        162,117
                                                                                                                   ---------

  Comprehensive loss:
    Net change in unrealized gain on
     investments, net of tax provision of $11                                        16                                   16
    Net loss                                                                                          (9,927)         (9,927)
                                                                                                                   ---------
      Comprehensive loss                                                                                              (9,911)
                                                                                                                   ---------
  Share-based compensation expense                                    123                                                123
  Exercise of options to purchase common
    shares, including excess tax benefit                               14                                                 14
  Purchase of common shares for treasury                 (4)       (5,920)                                            (5,924)
                                                      -----     ---------          ----           ----------       ---------

Balance, December 31, 2008                            $  79     $ 375,819          $ 54           $ (229,533)      $ 146,419
                                                      =====     =========          ====           ==========       =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)


                                                                                2008          2007          2006
                                                                                ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $ (9,927)     $  6,820      $ 17,176
Adjustments to reconcile net income (loss) to net cash used for operating activities:
   Minority interest                                                              (528)        1,700        10,957
   Provision for losses on real estate                                           4,156           --            --
   Provision for deferred income taxes                                           7,701         1,895         6,906
   Share-based compensation expense                                                123           108            73
   Excess tax benefit from exercise of stock options                              --             (10)         (109)
   Net securities gains                                                             (2)          --            --
   Accretion of discount on available-for-sale investments                      (2,076)       (4,465)       (3,920)
   Changes in operating assets and liabilities:
     Real estate                                                               (14,463)       (8,750)      (16,627)
     Accounts receivable, deposits and other assets                               (551)          510         1,190
     Deferred revenue                                                           (8,591)      (20,097)      (38,714)
     Accounts payable and accrued liabilities                                   (1,988)       (2,245)       (3,867)
     Non-refundable option payments                                                (40)           40       (13,583)
     Liability for environmental remediation                                      (192)         (253)         (312)
     Income taxes receivable/payable                                              (451)       (1,889)       (8,904)
     Other liabilities                                                          (1,020)       (1,300)          107
                                                                              --------      --------      --------
       Net cash used for operating activities                                  (27,849)      (27,936)      (49,627)
                                                                              --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)                              (157,578)     (230,620)     (200,574)
Proceeds from maturities of investments-available-for-sale                     171,410       222,355       178,893
Proceeds from sales of investments                                              26,478           636         6,999
                                                                              --------      --------      --------
       Net cash provided by (used for) investing activities                     40,310        (7,629)      (14,682)
                                                                              --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                     --            --         (4,136)
Distributions to minority interest                                                 --            --        (15,347)
Principal payments to notes payable holders                                       (772)       (1,054)         (900)
Exercise of options to purchase common shares                                       14             6            72
Excess tax benefit from exercise of stock options                                  --             10           109
Purchase of common shares for treasury                                          (5,924)          --            --
                                                                              --------      --------      --------
       Net cash used for financing activities                                   (6,682)       (1,038)      (20,202)
                                                                              --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             5,779       (36,603)      (84,511)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  10,574        47,177       131,688
                                                                              --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 16,353      $ 10,574      $ 47,177
                                                                              ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized)                           $  --          $   --        $    --
                                                                              ========      ========      ========


Cash paid for income taxes                                                    $    360      $  5,025      $ 20,930
                                                                              ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the "Company"), Otay Land Company, LLC and its wholly-owned subsidiaries ("Otay Land Company"), HomeFed Communities, Inc., HomeFed Resources Corporation, CDS Holding Corporation and its majority owned subsidiaries ("CDS") and Rampage Vineyard, LLC ("Rampage"). The Company is currently engaged, directly and through its subsidiaries, in the investment in and development of residential real estate properties in the state of California. Real estate development is the Company's only business segment. All intercompany balances and transactions have been eliminated in consolidation.

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

         Certain amounts for prior periods have been reclassified to be consistent with the 2008 presentation.

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

         During the fourth quarter of 2008, local, national and worldwide economic conditions deteriorated significantly, which adversely affected the real estate market at the San Elijo Hills project and across the country. The Company updated its projections of future taxable income for its remaining property at the San Elijo Hills project and concluded that an increase to the deferred tax valuation allowance of $9,100,000 was required. The Company's estimate does not include any real estate development profit at the Otay Ranch and Rampage properties, since the development plans for these projects are uncertain. The Company calculated the allowance based on the assumption that it would be able to generate future taxable income which would be sufficient to utilize approximately $30,000,000 of the Company's NOLs, but not any of its alternative minimum tax credit carryovers.

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

         Provision for Losses on Real Estate - The Company's real estate is carried at cost. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of the carrying amount of its real estate in accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and, if impaired, reduces the carrying amount to its estimated fair value. The process involved in evaluating assets for impairment and determining fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management's present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations. The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.

          During the fourth quarter of 2008, the estimated market prices for residential condominium units at the San Elijo Hills Towncenter decreased significantly. The selling prices for similar units in the surrounding area have been adversely impacted by deteriorating general economic conditions both locally and nationally. The Company plans to sell the residential units in the San Elijo Hills Towncenter during the next few years, and the Company concluded that the falling prices of similar units in the area indicate that the expected selling prices for the Towncenter condominium units might not be realizable. The Company evaluated the recoverability of the carrying amount of the Towncenter condominium units in accordance with SFAS 144, concluded that the carrying value of units was not recoverable and recorded a provision of $4,200,000 to reduce the carrying amount of the units to their estimated fair value.

         The Company utilized a discounted cash flow technique to determine the fair value of the condominium units. The condominium units are still under development and as required by SFAS 144 the Company's projection of future cash flows were reduced by estimates of all future development costs, including capitalized interest. Future selling prices were based on the Company's best estimate of market conditions when the units would be available for sale, discounted using a rate that appropriately reflects the inherent risks. The Company does not believe that there is any set of reasonable assumptions it could have made resulting in a conclusion that the condominium units were not impaired. However, since the amount of the impairment recorded is greatly impacted by the estimated selling prices and the timing of the sales, the actual gain or loss recognized upon ultimate sale is uncertain. If the market values for these units decline in the future or if the Company lowers its estimate of the future cash flows for other reasons, further reductions to the carrying amount could be required.

         The Company did not record any provisions for losses during the years ended December 31, 2007 and 2006.

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

         The Company has not recognized any income from revenue or profit sharing arrangements during the last three years.

         Option deposits - Option payments received from prospective buyers are recognized as liabilities until the title of the real estate is transferred or the option is forfeited, or in the case of refundable deposits, the prospective buyer decides not to purchase the real estate and the deposit is returned. At December 31, 2008, there was no liability for non-refundable option payments.

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

         Recently Issued Accounting Standards - In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161, which is effective for fiscal years beginning after November 15, 2008, requires enhanced disclosures about an entity's derivative and hedging activities, including the objectives and strategies for using derivatives, disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Since the Company does not currently engage in any derivative or hedging activities, it does not expect that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R") and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141R will change how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Adoption of SFAS 141R is not expected to have a material impact on the Company's consolidated financial statements although it may have a material impact on accounting for business combinations in the future which can not currently be determined. SFAS 160 will materially change the accounting and reporting for minority interests in the future, which will be recharacterized as noncontrolling interests and classified as a component of stockholders' equity. Upon adoption of SFAS 160, the Company will be required to apply its presentation and disclosure requirements retrospectively, which will require the reclassification of minority interests on the historical consolidated balance sheets, require the historical consolidated statements of operations to reflect net income attributable to the Company and to noncontrolling interests, and require other comprehensive income to reflect other comprehensive income attributable to the Company and to noncontrolling interests.

2.       ACQUISITION OF CDS

         In October 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, "Leucadia") all of the issued and outstanding shares of capital stock of CDS which, through its majority-owned indirect subsidiary, San Elijo Hills Development Company, LLC ("San Elijo"), is the owner of the San Elijo Hills project, a master-planned community located in the City of San Marcos, in San Diego County, California. The Company has been the development manager for the San Elijo Hills project since August 1998. The purchase price of $25,000,000 consisted of $1,000,000 in cash and 2,474,226 shares of the Company's common stock, which represented approximately 30% of the Company's outstanding common shares. Prior to the acquisition, Leucadia had also committed to obtain project improvement bonds for the San Elijo Hills project which is required prior to the commencement of any project development (see Note
12).

3.       INVESTMENTS

         At December 31, 2008 and 2007, the Company's investments consisted of fixed income securities issued by the U.S. Government and U.S. Government-Sponsored Enterprises, which were classified as available-for-sale. All of the Company's investments mature in one year or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31, 2008 and 2007 are as follows (in thousands):

                                                                                    Gross         Gross
                                                         Par         Amortized    Unrealized    Unrealized      Estimated
                                                         Value         Cost         Gains        Losses        Fair Value
                                                         -----         ----         -----        ------        ----------
       2008
       ----
       Bonds and notes:
        U.S. Treasury securities                      $  36,650     $   36,558      $  88         $  --         $ 36,646
        U.S. Government-Sponsored Enterprises            21,100         21,087          6               4         21,089
                                                      ---------     ----------      -----         -------       --------
           Total                                      $  57,750     $   57,645      $  94         $     4       $ 57,735
                                                      =========     ==========      =====         =======       ========

       2007
       ----
       Bonds and notes:
        U.S. Treasury securities                      $  46,965     $   46,605      $  21         $   --        $ 46,626
        U.S. Government-Sponsored Enterprises            49,850         49,272         42             --          49,314
                                                      ---------     ----------      -----         -------       --------

           Total                                      $  96,815     $   95,877      $  63         $   --        $ 95,940
                                                      =========     ==========      =====         =======       ========

         Proceeds from sales of investments classified as available for sale were $26,500,000, $600,000 and $7,000,000 during 2008, 2007 and 2006, respectively. Realized gross gains (losses) were not material during the last three years.

         The fair values reflected in the table above were determined using quoted market prices in active markets for identical assets (Level 1 inputs as described in Statement of Financial Accounting Standards No. 157, "Fair Value Measurements").

         The difference between the par value and amortized cost of an individual investment is accreted to interest income over the remaining life of the investment using the effective interest rate method.

4.       REAL ESTATE

         A summary of real estate carrying values by project is as follows (in thousands):

                                                                              December 31,
                                                                      -----------------------------
                                                                         2008               2007
                                                                         ----               ----
                  San Elijo Hills                                     $  67,379          $  59,345
                  Otay Ranch                                             26,620             24,259
                  Rampage                                                 4,545              4,596
                                                                      ---------          ---------
                     Total                                            $  98,544          $  88,200
                                                                      =========          =========


         The San Elijo Hills and Otay Ranch projects are considered to be land under development while the Rampage property is not currently being developed. Interest totaling $40,000 and $100,000, related to the San Elijo Hills project, was incurred and capitalized in real estate during 2008 and 2007, respectively. All of the San Elijo Hills project land is pledged as collateral for the notes payable to trust deed holders described in Note 5.

5.       INDEBTEDNESS

         Notes payable are non-recourse promissory notes to trust deed holders that mature on December 31, 2010, are non-interest bearing and are collateralized by the San Elijo Hills project land. When a portion of the San Elijo Hills project is sold, a specified amount is required to be paid to the note holder in order to obtain a release of their security interest in the land. Such amount is specified in the note agreements and takes into consideration prior note payments. The sum of all payments made under these notes, whether denominated as interest, principal or otherwise, cannot exceed approximately $42,100,000. As of December 31, 2008, $33,900,000 had been paid.

         The notes payable to trust deed holders were recorded at fair value at the date of acquisition of CDS, based on the estimated future payments discounted at 6.5%. The activity for the years ended December 31, 2008 and 2007 is as follows (in thousands):


                                                2008              2007
                                             ---------        ----------

          Beginning balance                  $  8,953          $  9,898
          Principal payments                     (772)           (1,054)
          Interest added to principal              37               109
                                             --------          --------
          Ending balance                     $  8,218          $  8,953
                                             ========          ========

         At the end of each quarterly reporting period, the carrying amounts of the notes are compared to the most recent estimate of future payments. The difference is amortized prospectively using the effective interest rate method. The effective interest rate for the years ended December 31, 2008 and 2007 was 0.4% and 1.2% respectively. Effective January 1, 2009, the effective interest rate is 0.2%. Based on the Company's cash flow forecast, the expected payments to the trust deed holders that will be allocated to principal are as follows (in thousands): 2009 - $1,600 and 2010 - $6,600.

6.       MINORITY INTEREST

         Through its ownership of CDS, the Company owns 80% of the common stock of CDS Devco, Inc. ("Devco"), which in turn owns 85% of the common stock of San Elijo Ranch, Inc. ("SERI"). Pursuant to a stockholders' agreement with the holder of the minority interest in Devco, the Company is entitled to a 15% return on all funds advanced to Devco, compounded annually, plus the return of its capital, prior to the payment of any amounts to the minority shareholder. Once those amounts are paid, the minority shareholder is entitled to 20% of future cash flows distributed to shareholders. Pursuant to a stockholders' agreement with the holders of the minority interests in SERI, Devco loans funds to SERI and charges a 12% annual rate. Once this loan is fully repaid, the minority shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders. As of December 31, 2008, approximately $14,200,000 has been accrued for the Devco and SERI minority interests. Amounts accrued for minority interests have been reduced for income taxes calculated pursuant to tax sharing agreements. During 2006, aggregate dividends of $15,300,000 were paid to the minority shareholders that reduced the minority interest balance on the Company's consolidated balance sheets.

7.       STOCK INCENTIVE PLANS

         Under the Company's 1999 Stock Incentive Plan (the "Plan"), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year. Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held. In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares. The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant. Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant. Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant. No stock appreciation rights have been granted. As of December 31, 2008, 469,900 shares were available for grant under the plan.

         A summary of activity with respect to the Company's 1999 Stock Incentive Plan for employees and directors for 2008, 2007 and 2006 is as follows:

                                                                                       Weighted-
                                                       Common          Weighted-       Average
                                                       Shares           Average       Remaining         Aggregate
                                                     Subject to         Exercise      Contractual        Intrinsic
                                                       Option            Price          Term              Value
                                                     ----------        ---------      -----------       ---------

Balance at January 1, 2006                              20,575           $35.74
   Granted                                               6,000           $65.50
   Exercised                                            (7,500)          $ 7.62                         $ 410,000
                                                      --------                                          =========

Balance at December 31, 2006                            19,075           $56.16
   Granted                                               6,000           $62.75
   Exercised                                              (550)          $10.31                         $  30,000
                                                      --------                                          =========

Balance at December 31, 2007                            24,525           $58.80
   Granted                                               6,000           $40.25
   Exercised                                              (525)          $27.40                         $  10,000
                                                      --------                                          =========

Balance at December 31, 2008                            30,000           $55.64        2.6 years          $  --
                                                      ========                         =========          =======

Exercisable at December 31, 2008                        15,000           $56.73        1.6 years          $  --
                                                      ========                         =========          =======

         Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. The Company recorded compensation cost related to stock incentive plans of $120,000, $110,000 and $70,000 for the years ended December 31, 2008, 2007 and 2006, respectively; such costs reduced net income or increased net loss by $70,000, $60,000 and $40,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, total unrecognized compensation cost related to nonvested share-based compensation plans was $200,000; this cost is expected to be recognized over a weighted-average period of 1.3 years.

         The following summary presents the assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31, 2008:

                                                     2008             2007          2006
                                                    -------         --------       -------

        Risk free interest rate                     3.05%           4.34%          5.00%
        Expected volatility                         24.13%          32.11%         35.23%
        Expected dividend yield                     0.0%            0.0%           0.0%
        Expected life                               4.3 years       4.3 years      4.3 years
        Fair value per grant                        $10.20          $20.80         $23.83

         The expected life assumptions were based on historical behavior for the awards identified. The expected volatility was based on the historical behavior of the Company's stock price.

         In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. In October 2008, the Company purchased 394,931 shares of the Company's common stock for approximately $5,900,000 in a private transaction with an unrelated party. After considering this transaction, the Company can repurchase up to 105,069 common shares without board approval. Repurchased shares would be available, among other things, for use in connection with the Company's stock option plans. The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise. Any such purchases may be commenced or suspended at any time without prior notice.

8.       SALES OF REAL ESTATE

         Revenues from sales of real estate for each of the three years in the period ended December 31, 2008 is comprised of the following (in thousands):


                                                                       2008           2007        2006
                                                                   ----------      ----------    ---------

         Developed lots at San Elijo Hills project                  $   9,935      $  22,575     $ 54,314
         Undeveloped land at the Otay Ranch project                      --             --          1,496
         Rampage                                                          300           --            --
                                                                    ---------      ---------     --------
            Total                                                   $  10,235      $  22,575     $ 55,810
                                                                    =========      =========     ========

         At the time the Company closes on sales of real estate at the San Elijo Hills project, a portion of the revenue is initially deferred since the Company is required to make significant improvements to the property. For each of the three years in the period ended December 31, 2008, the activity in the deferred revenue account is as follows (in thousands):


                                                                      2008            2007         2006
                                                                    ---------      ----------   ---------

         Deferred revenue balance at January 1,                     $  14,349      $  34,446    $  73,160
         Revenue deferred on the date of sale                              27            468        4,572
         Deferred revenue recognized in operations                     (8,618)       (20,565)     (43,286)
                                                                    ---------      ---------    ---------
         Deferred revenue balance at December 31,                   $   5,758      $  14,349    $  34,446
                                                                    =========      =========    =========

         During 2008, the Company repurchased a 131 unit multifamily site for $6,000,000 that had previously been sold to a homebuilder in 2005 for $36,000,000. The Company's obligation to the homebuilder to complete certain improvements under the original contract was terminated upon acquisition of the property; accordingly, the Company recognized all the remainder of the previously deferred revenue of $1,300,000 in operations.

         As of December 31, 2008, the Company estimates that it will spend approximately $1,500,000 to complete the required improvements, including costs related to common areas. The Company estimates these improvements will be substantially complete by the end of 2009.

         In 2005, the Company sold very low income apartment units for a $1,500,000 note; however, no cash down payment was received, the note did not bear interest and any payments the Company might receive were contingent upon the buyer obtaining financing. The Company did not recognize any revenue or receivable resulting from this transaction in 2005, and the Company did not expect to earn any profit from the sale of these units. However, during 2007 the Company collected $800,000 from the buyer which was recognized as revenue when received. No further payments from the buyer are expected.

9.       OTHER RESULTS OF OPERATIONS

         Interest and other income, net for each of the three years in the period ended December 31, 2008 consists of the following (in thousands):


                                                            2008         2007         2006
                                                          -------      ---------    -------

         Interest income                                  $ 2,355      $ 5,352      $ 6,668
         Realty commissions                                    90          484          258
         Farming activities, net                              499         (478)        (194)
         Rental income from Leucadia                           12           12           12
         Cable trench fees                                      9           23          124
         Other                                                 11          (20)           2
                                                          -------      -------      -------
           Total                                          $ 2,976      $ 5,373      $ 6,870
                                                          =======      =======      =======

         For the year ended December 31, 2008, 2007 and 2006, farming activities, net includes income from grape sales of $1,700,000, $900,000 and $1,000,000, respectively, and farming expenses of $1,200,000, $1,400,000 and $1,200,000, respectively. During 2008, farming activities, net includes $600,000 of past due rent payments from the former owner of the Rampage property that had been in dispute.

         For the year ended December 31, 2008, general and administrative expenses include termination benefits paid to certain employees aggregating $400,000. Except for costs related to continuation of medical benefits, which are not material, all amounts due to the terminated employees were fully paid in 2008.

         Advertising costs were $1,100,000, $2,000,000 and $3,000,000 for 2008,
2007 and 2006, respectively.

10.      INCOME TAXES

         The benefit (provision) for income taxes for each of the three years in the period ended December 31, 2008 was as follows (in thousands):


                                                          2008             2007              2006
                                                       ---------        --------         --------

         State income taxes - current                   $    144        $ (1,023)        $ (3,886)
         State income taxes - deferred                       329             (68)            (225)
         Federal income taxes - current                      917            (836)          (8,141)
         Federal income taxes - deferred                  (8,033)         (1,827)          (6,681)
                                                        --------        --------         --------
                                                        $ (6,643)       $ (3,754)        $(18,933)
                                                        ========        ========         ========


         Current federal income taxes for all years principally relates to federal alternative minimum tax.

         The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):


                                                                  2008             2007           2006
                                                                ---------        --------       --------

         Expected federal income tax benefit (provision)        $   1,334       $  (4,296)     $ (16,473)
         State income taxes, net of federal income
           tax benefit                                                211            (709)        (2,672)
         Increase in deferred tax valuation allowance              (9,120)           --              --
         Recognition of previously unrecognized tax
          benefits                                                    975           1,277            --
         Other                                                        (43)            (26)           212
                                                                ---------       ---------      ---------
         Actual income tax provision                            $  (6,643)      $  (3,754)     $ (18,933)
                                                                =========       =========      =========

         The Company and its wholly-owned subsidiaries have net operating tax loss carryforwards ("NOLs") available for federal income tax purposes of $33,300,000 as of December 31, 2008. The NOLs were generated during 1996 to 2008 and expire in 2011 to 2028 as follows (in thousands):

                      Year of Expiration             Loss Carryforwards
                      ------------------             ------------------

                            2009                       $      --
                            2010                              --
                            2011                            3,203
                            2012                            8,671
                            2013                           11,919
                         Thereafter                         9,517
                                                       ----------
                                                       $   33,310
                                                       ==========


         At December 31, 2008 and 2007 the net deferred tax asset consisted of the following (in thousands):

                                                                          2008                 2007
                                                                       ---------            ---------

                        NOL carryforwards                              $  11,686            $  11,524
                        Land basis                                         6,313                4,619
                        Minimum tax credit carryovers                     29,272               29,361
                        Other, net                                         4,671                5,030
                                                                       ---------            ---------
                                                                          51,942               50,534
                        Valuation allowance                              (36,401)             (27,281)
                                                                       ---------            ---------
                                                                       $  15,541            $  23,253
                                                                       =========            =========


         As discussed above, during 2008 the Company recorded a provision of $9,100,000 to increase the valuation allowance for the deferred tax asset due to the uncertainty of future taxable income necessary for realization of the deferred tax asset. The calculation of the valuation allowance recognizes that the Company's NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%. When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which generally can be used to reduce its future federal income tax once it has used all of its NOLs and becomes subject to the regular tax (as opposed to the alternative minimum tax). Alternative minimum tax credit carryovers have no expiration date. Assuming the Company generates sufficient taxable income in the future to fully utilize its NOLs, it will have paid approximately $36,000,000 in federal alternative minimum taxes, generating minimum tax credit carryovers of the same amount to reduce future federal income taxes payable. However, because the minimum tax credit carryovers do not offset alternative minimum tax, effectively they are only able to reduce the Company's federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $240,000,000 of taxable income above its current estimate to fully use all of the credits. As a result, the Company has fully reserved for this benefit in its valuation allowance.

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

         The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):



                                                   Unrecognized
                                                   Tax Benefits       Interest           Total
                                                   ------------       --------           -----

As of January 1, 2007, date of adoption of
  FIN 48                                           $    2,280        $      480       $    2,760
  Additional interest expense recognized                  --                100              100
  Reductions as a result of the lapse
    of the statute of limitations                      (1,000)             (300)          (1,300)
                                                   ----------        ----------       ----------

Balance, December 31, 2007                              1,280               280            1,560
  Additional interest expense recognized                  --                 20               20
  Reductions as a result of the lapse
    of the statute of limitations                        (835)             (140)            (975)
                                                   ----------        ----------       ----------

Balance, December 31, 2008                         $      445        $      160       $      605
                                                   ==========        ==========       ==========


         If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower the Company's effective income tax rate. Over the next twelve months, the Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by an additional $250,000 upon the expiration of the statute of limitations. The statute of limitations with respect to the Company's federal income tax returns has expired for all years through 2004, and with respect to California state income tax returns through 2003.

11.      INCOME (LOSS) PER SHARE

         Basic income (loss) per share of common stock was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, and for diluted income per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding. The treasury stock method is used for these calculations. The number of shares used to calculate basic income (loss) per share amounts was 8,206,668, 8,274,124 and 8,272,266 for 2008, 2007 and 2006,
respectively. The number of shares used to calculate diluted income (loss) per share was 8,206,668, 8,275,697 and 8,274,833 for 2008, 2007 and 2006,
respectively. For 2008, options to purchase 315 shares were not included in the computation of diluted loss per share as the result was antidilutive.

12.      COMMITMENTS AND CONTINGENCIES

         Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia. Effective October 2002, as a result of the acquisition of CDS, sublease payments from Leucadia reflected in other income were $12,000 in each of 2008, 2007 and 2006. Rental expense (net of sublease income) was $300,000 in 2008 and $200,000 in 2007 and 2006. During 2007, the lease term was amended to add space and extend the term to August 2013. Future minimum annual rentals (exclusive of real estate, maintenance and other changes) are approximately $400,000 for each of the next five years.

         On January 6, 2005, an owner of property adjacent to the Rampage property filed a complaint against the Company and the former owners of the Rampage property. The complaint alleged that the value of an option to purchase a portion of the Rampage property was devalued by approximately $3,000,000 due to poor farming practices. During 2008, the Company entered into an agreement to settle the farming practices complaint pursuant to which the Company paid the buyer $1,100,000, and the buyer purchased a 17 acre parcel at the Rampage property for a cash payment to the Company of $300,000.

         The Company had leased farming rights to approximately one-half of the Rampage property to one of the former owners for a fifteen-year period, which pursuant to the terms of the lease was terminated effective November 1, 2008. However, in a separate matter, the same former owner was seeking to rescind the Company's purchase of the Rampage property, as well as recover monetary damages based on allegations of fraud, breach of contract, and various other claims. The Company denied all of the former owner's allegations and filed a cross-complaint against them. During 2008, court rulings have resulted in the fraud claim being dismissed, which removes the alleged basis for rescission, although this dismissal may be appealed following adjudication of the remaining claims. The Company does not expect that the ultimate resolution of these matters will be material to its consolidated financial position; however, should the Company need to accrue or pay damages, any such loss could be material to its consolidated results of operations or cash flows during the period recorded.

         The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the "City") prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project. These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project. Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company. CDS is responsible for paying all third party fees related to obtaining the bonds. Should the City or others draw on the bonds for any reason, one of CDS's subsidiaries would be obligated to reimburse Leucadia for the amount drawn. As of December 31, 2008, the amount of outstanding bonds was approximately $5,000,000, none of which has been drawn upon.


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

13.      ADMINISTRATIVE SERVICES AGREEMENT

         Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to the Company, including providing the services of the Company's Secretary. Administrative fees paid to Leucadia were $180,000 in each of 2008, 2007 and 2006. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Leucadia has the right to terminate the agreement by giving the Company not less than one year's prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia. The agreement has not been terminated by either party.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's material financial instruments include cash and cash equivalents, investments classified as available-for-sale, and notes payable. For cash and cash equivalents and investments available-for-sale, the carrying amounts of such financial instruments approximate their fair values. The fair value of notes payable were determined based on the present value of future cash flows, discounted at a rate that appropriately reflects the inherent risks. At December 31, 2008 and 2007, the fair values of notes payable are estimated to be $6,900,000 and $7,900,000, respectively.

15. SELECTED QUARTERLY FINANCIAL DATA (unaudited)



                                                    First             Second          Third          Fourth
                                                   Quarter           Quarter         Quarter         Quarter
                                                   -------           -------         -------         -------
                                                           (In thousands, except per share amounts)

2008:
----
Sales of real estate                                $      880         $    4,765         $    2,343    $   2,247
                                                    ==========         ==========         ==========    =========
Income from options on real estate properties       $      --          $      --          $      --     $     --
                                                    ==========         ==========         ==========    =========
Co-op marketing and advertising fees                $       34         $       31         $       71    $      61
                                                    ==========         ==========         ==========    =========
Cost of sales                                       $      213         $      542         $      118    $     365
                                                    ==========         ==========         ==========    =========
Income (loss) from operations  (a)                  $   (3,087)        $    1,474         $     (365)   $  (4,810)
                                                    ==========         ==========         ==========    =========
Net income (loss) (a) (b)                           $   (1,321)        $      655         $    1,485    $ (10,746)
                                                    ==========         ==========         ==========    =========
Basic income (loss) per share (a) (b) (c)           $    (0.16)        $     0.08         $     0.18    $   (1.34)
                                                    ==========         ==========         ==========    =========
Diluted income (loss) per share (a) (b) (c)         $    (0.16)        $     0.08         $     0.18    $   (1.34)
                                                    ==========         ==========         ==========    =========


2007:
----
Sales of real estate                                $    7,393         $    6,379         $    4,420    $   4,383
                                                    ==========         ==========         ==========    =========
Income from options on real estate properties       $     --           $      --          $      --     $     450
                                                    ==========         ==========         ==========    =========
Co-op marketing and advertising fees                $       95         $      198         $      199    $     157
                                                    ==========         ==========         ==========    =========
Cost of sales                                       $    2,009         $    2,055         $    1,567    $     259
                                                    ==========         ==========         ==========    =========
Income from operations                              $    2,500         $    1,541         $      472    $   2,388
                                                    ==========         ==========         ==========    =========
Net income                                          $    1,601         $    1,075         $    2,710    $   1,434
                                                    ==========         ==========         ==========    =========
Basic income per share                              $     0.19         $     0.13         $     0.33    $    0.17
                                                    ==========         ==========         ==========    =========
Diluted income per share                            $     0.19         $     0.13         $     0.33    $    0.17
                                                    ==========         ==========         ==========    =========


(a) During the fourth quarter of 2008, the Company recorded a provision for losses on real estate of $4,200,000.

(b) During the fourth quarter of 2008, the Company increased its deferred tax valuation allowance by recording an increase to its income tax provision of $9,100,000.

(c) The quarterly basic and diluted per share amounts do not equal the annual per share amount.