Form 10-Q
period 2009-03-31
HOMEFED CORP
filed 2009-05-04
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended March 31, 2009
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the transition period from          to

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                   YES                       NO
                         -------                --------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer                         Accelerated filer          X
                                                                            ----
  Non-accelerated filer                           Smaller reporting company
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  YES                       NO      X
                         -------                --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 2009, there were 7,879,500 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                        Part I -- FINANCIAL INFORMATION
                        -------------------------------


Item 1.  Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(Dollars in thousands, except par value)


                                                                                          March 31,            December 31,
                                                                                             2009                  2008
                                                                                          ----------           ----------
                                                                                          (Unaudited)

ASSETS
------
Real estate                                                                                $ 101,827             $  98,544
Cash and cash equivalents                                                                     26,316                16,353
Investments-available for sale (amortized cost of  $42,412 and $57,645)                       42,332                57,735
Accounts receivable, deposits and other assets                                                 1,524                 2,224
Deferred income taxes                                                                         15,694                15,541
                                                                                           ---------             ---------
TOTAL                                                                                      $ 187,693             $ 190,397
                                                                                           =========             =========

LIABILITIES
-----------
Notes payable                                                                              $   8,222             $   8,218
Deferred revenue                                                                               3,724                 5,758
Accounts payable and accrued liabilities                                                       4,436                 4,501
Liability for environmental remediation                                                       10,184                10,245
Other liabilities                                                                              1,024                 1,017
                                                                                           ---------             ---------
                Total liabilities                                                             27,590                29,739
                                                                                           ---------             ---------

COMMITMENTS AND CONTINGENCIES
-----------------------------

EQUITY
------
Common stock, $.01 par value; 25,000,000 shares authorized;
   7,879,500 and 7,879,978 shares outstanding, respectively                                       79                    79
Additional paid-in capital                                                                   375,841               375,819
Accumulated other comprehensive income (loss)                                                    (48)                   54
Accumulated deficit                                                                         (229,954)             (229,533)
                                                                                           ---------             ---------
                Total HomeFed Corporation common shareholders' equity                        145,918               146,419
                                                                                           ---------             ---------
Noncontrolling interest                                                                       14,185                14,239
                                                                                           ---------             ---------
                Total equity                                                                 160,103               160,658
                                                                                           ---------             ---------
TOTAL                                                                                      $ 187,693             $ 190,397
                                                                                           =========             =========



             See notes to interim consolidated financial statements.
                                       2

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2009 and 2008
(Unaudited)


                                                                                             2009             2008
                                                                                          ----------      -----------

REVENUES
--------
Sales of real estate                                                                       $   2,034      $     880
Co-op marketing and advertising fees                                                              40             34
                                                                                           ---------      ---------
                                                                                               2,074            914
                                                                                           ---------      ---------

EXPENSES
--------
Cost of sales                                                                                    258            213
General and administrative expenses                                                            1,631          3,743
Administrative services fees to Leucadia National Corporation                                     45             45
                                                                                           ---------      ---------
                                                                                               1,934          4,001
                                                                                           ---------      ---------

Income (loss) from operations                                                                    140         (3,087)

Interest and other income (expense), net                                                        (921)           752
                                                                                           ---------      ---------

Loss before income taxes and noncontrolling interest                                            (781)        (2,335)
Income tax benefit                                                                               306            943
                                                                                           ---------      ---------

Net loss                                                                                        (475)        (1,392)
    Net loss attributable to the noncontrolling interest                                         (54)           (71)
                                                                                           ---------      ---------

Net loss attributable to HomeFed Corporation common shareholders                           $    (421)     $  (1,321)
                                                                                           =========      =========

    Basic and diluted net loss per common share attributable to
     HomeFed Corporation common shareholders                                               $   (0.05)     $   (0.16)
                                                                                           =========      =========






     See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
For the three month periods ended March 31, 2009 and 2008
(In thousands, except par value)
(Unaudited)



                                                    HomeFed Corporation Common Shareholders
                                    ------------------------------------------------------------------
                                     Common                   Accumulated
                                      Stock     Additional       Other
                                     $.01 Par     Paid-In     Comprehensive   Accumulated               Noncontrolling
                                      Value      Capital     Income (Loss)     Deficit      Subtotal        Interest       Total
                                    --------   -----------   --------------   ----------    --------    ---------------   --------



Balance, January 1, 2008              $  83     $ 381,602       $    38       $ (219,606)   $  162,117      $ 14,767      $ 176,884
                                                                                            ----------      --------     -----------

  Comprehensive loss:
    Net change in unrealized
     gain (loss) on investments,
     net of taxes of $48                                             73                             73                           73
    Net loss                                                                      (1,321)       (1,321)          (71)        (1,392)
                                                                                            ----------      --------      ---------
     Comprehensive loss                                                                         (1,248)          (71)        (1,319)
                                                                                            ----------      --------      ---------
  Share-based compensation expense                     29                                           29                           29
                                      -----     ---------       -------       ----------    ----------      --------      ---------

Balance, March 31, 2008               $  83     $ 381,631       $   111       $ (220,927)   $  160,898      $ 14,696      $ 175,594
                                      =====     =========       =======       ==========    ==========      ========      =========

Balance, January 1, 2009              $  79     $ 375,819       $    54       $ (229,533)   $  146,419      $ 14,239      $ 160,658
                                                                                            ----------      --------      ---------

  Comprehensive loss:
    Net change in unrealized gain
    (loss) on investments, net of
     taxes of $68                                                  (102)                          (102)                        (102)
    Net loss                                                                        (421)         (421)          (54)          (475)
                                                                                            ----------      --------      ---------
     Comprehensive loss                                                                           (523)          (54)          (577)
                                                                                            ----------      --------      ---------
  Share-based compensation expense                     29                                           29                           29
  Purchase of common shares for
   treasury                                            (7)                                          (7)                          (7)
                                      -----     ---------       -------       ----------    ----------      --------      ---------

Balance, March 31, 2009               $  79     $ 375,841       $   (48)      $ (229,954)   $  145,918      $ 14,185      $ 160,103
                                      =====     =========       =======       ==========    ==========      ========      =========


             See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2009 and 2008
(In thousands)
(Unaudited)


                                                                                          2009            2008
                                                                                       ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net  loss                                                                              $   (475)       $ (1,392)
Adjustments to reconcile net loss to net cash used for
 operating activities:
   Benefit for deferred income taxes                                                        (85)           (465)
   Share-based compensation expense                                                          29              29
   Net securities gains                                                                     (23)            --
   Accretion of discount on available for sale investments                                 (106)           (829)
   Changes in operating assets and liabilities:
      Real estate                                                                        (3,279)           (991)
      Accounts receivable, deposits and other assets                                        860            (490)
      Deferred revenue                                                                   (2,034)           (880)
      Accounts payable and accrued liabilities                                              (65)         (2,606)
      Non-refundable option payments                                                       --               25
      Liability for environmental remediation                                               (61)            (43)
      Income taxes payable                                                                 (220)           (678)
      Other liabilities                                                                       7             (11)
                                                                                       --------        --------
         Net cash used for operating activities                                          (5,452)         (8,331)
                                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments (other than short-term)                                     (16,353)        (44,984)
   Proceeds from maturities of investments-available for sale                            21,275          44,615
   Proceeds from sale of investments                                                     10,500            --
                                                                                       --------        --------
         Net cash provided by (used for) investing activities                            15,422            (369)
                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of common shares for treasury                                                    (7)           --
                                                                                       --------        --------
                                                                                             (7)           --
                                                                                       --------        --------

Net increase (decrease) in cash and cash equivalents                                      9,963          (8,700)

Cash and cash equivalents, beginning of period                                           16,353          10,574
                                                                                       --------        --------

Cash and cash equivalents, end of period                                               $ 26,316        $  1,874
                                                                                       ========        ========

Supplemental disclosures of cash flow information:
   Cash paid for interest (net of amounts capitalized)                                 $  --           $   --
   Cash paid for income taxes                                                          $  --           $    200




   See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1. The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2008, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2008 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2008 was derived from the Company's audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.

     As of January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated
     Financial Statements" ("SFAS 160"). SFAS 160 materially changes the accounting and reporting for minority interests in the future, and requires retrospective application of its presentation and disclosure requirements for all periods presented. Minority interests have been reclassified as noncontrolling interests and included as a component of consolidated net worth; previously minority interests were separately classified on the consolidated balance sheet and not included as a component of consolidated net worth. Included in consolidated equity are noncontrolling interests of $14,200,000 as of March 31, 2009 and December 31, 2008.

2. Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding. There is no difference between basic and diluted loss per share amounts because the effect of increasing the weighted average number of common shares for incremental shares issuable upon exercise of outstanding options is antidilutive. The numerators and denominators used to calculate basic and diluted loss per share for the three month periods ended March 31, 2009 and 2008 are as follows (in thousands):


                                                                                               2009            2008
                                                                                            ----------      ---------

     Numerator - net loss attributable to HomeFed Corporation common shareholders           $    (421)      $  (1,321)
                                                                                            =========       =========
     Denominator - weighted average shares                                                      7,880           8,274
                                                                                            =========       =========

     If the effect of stock options were not antidilutive, weighted average shares outstanding would have increased by zero and 1,349 for the three month periods ended March 31, 2009 and 2008, respectively.

3. Pursuant to the administrative services agreement, Leucadia National Corporation provides administrative and accounting services, including providing the services of the Company's Secretary. Administrative service fee expenses were $45,000 for the three month periods ended March 31, 2009 and 2008. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. A subsidiary of the Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended March 31, 2009 and 2008.

4. Interest and other income (expense), net includes interest income of $200,000 and $900,000 for the three month periods ended March 31, 2009 and 2008, respectively.

5. Investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis at March 31, 2009. The par value, amortized cost and estimated fair value of these investments as of March 31, 2009 and December 31, 2008 are as follows (in thousands):


                                                                              Fair Value Measurements Using
                                                                           -----------------------------------
                                                                           Quoted Prices in
                                                                            Active Markets
                                                                                 for          Significant Other        Total
                                                   Par        Amortized    Identical Assets   Observable Inputs     Fair Value
                                                  Value         Cost          (Level 1)           (Level 2)        Measurements
                                                  -----         ----          ---------           ---------        ------------

    2009
     U.S. Treasury securities                    $ 13,075     $  13,067        $   13,075         $   --            $ 13,075
     U.S. Government-Sponsored  Enterprises        20,900        20,889            20,891             --              20,891
     Corporate bonds                                8,570         8,456             --                8,366            8,366
                                                 --------     ---------        ----------         ---------         --------
        Total                                    $ 42,545     $  42,412        $   33,966         $   8,366         $ 42,332
                                                 ========     =========        ==========         =========         ========

    2008
     U.S. Treasury securities                    $ 36,650     $  36,558        $   36,646         $   --            $ 36,646
     U.S. Government-Sponsored Enterprises         21,100        21,087            21,089             --              21,089
                                                 --------      --------        ----------         ---------         --------
        Total                                    $ 57,750     $  57,645        $   57,735         $   --            $ 57,735
                                                 ========     =========        ==========         =========         ========


     As of March 31, 2009, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis. As more fully discussed in the 2008 10-K, during the fourth quarter of 2008 the Company recorded an impairment charge for certain real estate assets at the San Elijo Hills Towncenter which reduced the carrying amount of those assets to their fair value of $800,000 at December 31, 2008.

     The Company does not invest in any derivatives or engage in any hedging activities.

6. During the first quarter of 2009, the Company purchased 478 shares of the Company's common stock in an open market transaction in accordance with the Company's repurchase plan. After considering this transaction, the Company can repurchase up to 104,591 common shares without board approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the three month periods ended March 31, 2009 and 2008, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills and Otay Ranch projects, general and administrative expenses and farming operations at the Rampage property. The Company's principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments. As of March 31, 2009, the Company had aggregate cash, cash equivalents and investments of $68,600,000 to meet its current liquidity needs and for future investment opportunities.

As of March 31, 2009, the aggregate balance of deferred revenue for all real estate sales was $3,700,000, which the Company estimates will be substantially recognized as revenue during 2009. The Company estimates that it will spend approximately $1,100,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of March 31, 2009, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

              Single family lots to be developed and sold        441
              Multi-family units                                 171
              Square footage of commercial space              60,000

As more fully discussed in the 2008 10-K, residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which have negatively affected sales and profits at the San Elijo Hills project. The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers. Sales of new homes and re-sales of existing homes have declined substantially from the early years of the project's development; there have been no residential lot sales at the San Elijo Hills project since June 2006.

The Company has substantially completed development of its remaining residential single family lots at the San Elijo Hills project, many of which are "premium" lots which are expected to command premium prices if, and when, the market recovers. The Company is not actively soliciting bids for its remaining inventory of single family lots and is unable to predict when local residential real estate market conditions might improve. The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory. However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

There were no sales that closed during the first quarter of 2009 and 2008.

As discussed in the 2008 10-K, a portion of the revenue from sales of real estate is deferred, and is recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. Revenues include amounts that were previously deferred of $2,000,000 and $900,000 for the three month periods ended March 31, 2009 and 2008, respectively. Such amounts were recognized upon the completion of certain required improvements.

During the first quarter of 2009, the Company reduced its estimated cost to complete certain improvements at the San Elijo Hills project, which resulted in an acceleration of the recognition of previously deferred revenue of $1,000,000 that would have otherwise been recognized during the remaining periods of 2009. For the period ended March 31, 2009, this change in estimate reduced the net loss by $600,000 and reduced the net loss attributable to common shareholders by $400,000.

During the three month periods ended March 31, 2009 and 2008, cost of sales of real estate aggregated $300,000 and $200,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting, subject to changes in estimate as discussed above.

         Otay Ranch Project:
         -------------------

There was no real estate sales activity at the Otay Ranch project during the first quarter of 2009 and 2008. As discussed in the 2008 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $40,000 and $30,000 for the three month periods ended March 31, 2009 and 2008, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $4,000 and $10,000 for the periods ended March 31, 2009 and 2008, respectively.

General and administrative expenses decreased in 2009 as compared to the same period in 2008, primarily due to the settlement of a lawsuit related to the Rampage property in the first quarter of 2008 for $1,100,000. The decline in general and administrative expenses in 2009 also reflects $400,000 of lower compensation expense due to workforce reductions and lower estimated general bonus expense; $300,000 of lower marketing expenses because the Company reduced advertisements due to the limited number of new homes available at the San Elijo Hills project; and $200,000 of less professional fees.

The change in interest and other income (expense) for the 2009 period as compared to the same period in 2008 primarily reflects a $700,000 decline in interest income due to lower interest rates and a lower amount of invested assets reflecting cash used for operating and financing activities during 2008. Other income also reflects an increase in farming expenses of $900,000 at the Rampage property resulting from an increase in acres being farmed from 500 acres to 1,400 acres. The additional acres being farmed were previously leased to a third-party.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company's actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; recent turmoil in the mortgage lending markets; the economic strength of the Southern California region where our business is currently concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes in the United States generally and California in particular that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; changes in the composition of our assets and liabilities through acquisitions or divestitures; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; and our ability to generate sufficient taxable income to fully realize our deferred tax asset. For additional information see Part I, Item 1A. Risk Factors in the 2008 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and is incorporated by reference herein.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2009. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                                         Maximum Number (or
                                                                                 Total Number of         Approximate Dollar
                                                                               Shares Purchased as      Value) of Shares that
                                                                                 Part of Publicly       May Yet be Purchased
                                  Total Number of      Average Price Paid      Announced Plans or        Under the Plans or
              Period                 Shares (1)             Per Share                Programs                 Programs
              ------              ---------------      -------------------     -------------------       -------------------

     March 1 to March 31                478                   $14.00                    --                     --
                                        ---                   ------                  -------                ------
     Total                              478                   $14.00                    --                     --
                                        ===                   ======                  =======                ======


     (1) In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. The purchase of all shares included in this table was made in an open market transaction. After considering this transaction, the Company can repurchase up to 104,591 common shares without board approval.

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




Date: May 4, 2009

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