Form 10-Q
period 2009-06-30
HOMEFED CORP
filed 2009-08-06
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2009
                                       OR

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

                   YES                  NO
                      ------               -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.


See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer                                  Accelerated filer  X
                        ----                                                ----
 Non-accelerated filer        (Do not check if a smaller  Smaller reporting
                        ----   reporting company)         company           ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  YES                   NO    X
                      ------                ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 30, 2009, there were 7,879,500 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                          Part I -FINANCIAL INFORMATION
                          -----------------------------


Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(Dollars in thousands, except par value)


                                                                                                 June 30,       December 31,
                                                                                                  2009             2008
                                                                                               ----------        ---------
                                                                                                (Unaudited)

ASSETS
------
Real estate                                                                                     $ 104,328          $ 98,544
Cash and cash equivalents                                                                          18,088            16,353
Investments-available for sale (amortized cost of  $45,645 and $57,645)                            45,794            57,735
Accounts receivable, deposits and other assets                                                      1,943             2,224
Deferred income taxes                                                                              15,783            15,541
                                                                                                ---------         ---------
TOTAL                                                                                           $ 185,936         $ 190,397
                                                                                                =========         =========

LIABILITIES
-----------
Notes payable                                                                                   $   8,218         $   8,218
Deferred revenue                                                                                    2,245             5,758
Accounts payable and accrued liabilities                                                            4,699             4,501
Liability for environmental remediation                                                            10,141            10,245
Other liabilities                                                                                   1,026             1,017
                                                                                                ---------         ---------
                 Total liabilities                                                                 26,329            29,739
                                                                                                ---------         ---------

COMMITMENTS AND CONTINGENCIES
-----------------------------

EQUITY
------
Common stock, $.01 par value; 25,000,000 shares authorized;
   7,879,500 and 7,879,978 shares outstanding, respectively                                            79                79
Additional paid-in capital                                                                        375,869           375,819
Accumulated other comprehensive income                                                                 89                54
Accumulated deficit                                                                              (230,457)         (229,533)
                                                                                                ---------         ---------
                Total HomeFed Corporation common shareholders' equity                             145,580           146,419
                                                                                                ---------         ---------
Noncontrolling interest                                                                            14,027            14,239
                                                                                                ---------         ---------
                Total equity                                                                      159,607           160,658
                                                                                                ---------         ---------

TOTAL                                                                                           $ 185,936         $ 190,397
                                                                                                =========         =========


                See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and six month periods ended June 30, 2009 and 2008
(Unaudited)

                                                                    For the Three Month         For the Six Month
                                                                   Period Ended June 30,       Period Ended June 30,
                                                                  ------------------------    -------------------
                                                                      2009        2008          2009        2008
                                                                      ----        ----          ----        ----

REVENUES
--------
Sales of real estate                                                $   1,479   $   4,765     $   3,513   $   5,645
Co-op marketing and advertising fees                                       11          31            51          65
                                                                    ---------   ---------     ---------   ---------
                                                                        1,490       4,796         3,564       5,710
                                                                    ---------   ---------     ---------   ---------

EXPENSES
--------
Cost of sales                                                             137         542           395         755
General and administrative expenses                                     1,661       2,735         3,292       6,478
Administrative services fees to Leucadia National Corporation              45          45            90          90
                                                                    ---------   ---------     ---------   ---------
                                                                        1,843       3,322         3,777       7,323
                                                                    ---------   ---------     ---------   ---------

Income (loss) from operations                                            (353)      1,474          (213)     (1,613)

Interest and other income (expense), net                                 (688)        379        (1,609)      1,131
                                                                    ---------   ---------     ---------   ---------

Income (loss) before income taxes and noncontrolling interest          (1,041)      1,853        (1,822)       (482)
Income tax benefit (provision)                                            380        (764)          686         179
                                                                    ---------   ---------     ---------   ---------

Net income (loss)                                                        (661)      1,089        (1,136)       (303)
    Net income (loss) attributable to the noncontrolling interest        (158)        434          (212)        363
                                                                    ---------   ---------     ---------   ---------

Net income (loss) attributable to HomeFed Corporation common
    shareholders                                                    $    (503)  $     655     $    (924)  $    (666)
                                                                    =========   =========     =========   =========

    Basic net income (loss) per common share attributable
        to HomeFed Corporation common shareholders                  $   (0.06)  $    0.08     $   (0.12)  $   (0.08)
                                                                    =========   =========     =========   =========

    Diluted net income (loss) per common share attributable
        to HomeFed Corporation common shareholders                  $   (0.06)  $    0.08     $   (0.12)  $   (0.08)
                                                                    =========   =========     =========   =========













      See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six month periods ended June 30, 2009 and 2008
(In thousands, except par value)
(Unaudited)


                                                     HomeFed Corporation Common Shareholders
                                          -------------------------------------------------------------
                                            Common                 Accumulated
                                            Stock    Additional       Other
                                           $.01 Par   Paid-In    Comprehensive   Accumulated              Noncontrolling
                                            Value     Capital    Income (Loss)    Deficit      Subtotal     Interest        Total
                                            ------- -----------  --------------  -----------  ----------  --------------  ---------


Balance, January 1, 2008                     $ 83    $ 381,602       $ 38      $ (219,606)    $ 162,117      $ 14,767     $ 176,884
                                                                                              ---------      --------     ---------

    Comprehensive loss:
      Net change in unrealized gain (loss)
       on investments, net of tax benefit
       of  $41                                                        (65)                          (65)                        (65)
      Net loss                                                                       (666)         (666)          363          (303)
                                                                                              ---------      --------     ---------
          Comprehensive loss                                                                       (731)          363          (368)
                                                                                              ---------      --------     ---------
    Share-based compensation expense                        57                                       57                          57
    Exercise of options to purchase
      common shares                                          7                                        7                           7
                                             ----    ---------      -----      ----------     ---------      --------     ---------
Balance, June 30, 2008                       $ 83    $ 381,666      $ (27)     $ (220,272)    $ 161,450      $ 15,130     $ 176,580
                                             ====    =========      =====      ==========     =========      ========     =========

Balance, January 1, 2009                     $ 79    $ 375,819      $  54      $ (229,533)    $ 146,419      $ 14,239     $ 160,658
                                                                                              ---------      --------     ---------

    Comprehensive loss:
      Net change in unrealized gain (loss)
       on investments, net of taxes of $24                             35                            35                          35
      Net loss                                                                       (924)         (924)         (212)       (1,136)
                                                                                              ---------      --------     ---------
         Comprehensive loss                                                                        (889)         (212)       (1,101)
                                                                                              ---------      --------     ---------
    Share-based compensation expense                        57                                       57                          57
    Purchase of common shares for
      treasury                                              (7)                                      (7)                         (7)
                                             ----    ---------      -----      ----------     ---------      --------     ---------
 Balance, June 30, 2009                      $ 79    $ 375,869      $  89      $ (230,457)    $ 145,580      $ 14,027     $ 159,607
                                             ====    =========      =====      ==========     =========      ========     =========


     See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2009 and 2008
(In thousands)
(Unaudited)



                                                                                          2009            2008
                                                                                          ----            ----


CASH FLOWS FROM OPERATING ACTIVITIES:

Net  loss                                                                               $ (1,136)      $    (303)
Adjustments to reconcile net loss to net cash used for
  operating activities:
    Provision (benefit) for deferred income taxes                                           (266)              2
    Share-based compensation expense                                                          57              57
    Net securities gains                                                                     (24)           --
    Accretion of discount on available for sale investments                                 (185)         (1,392)
    Changes in operating assets and liabilities:
       Real estate                                                                        (5,778)         (3,210)
       Accounts receivable, deposits and other assets                                        701             102
       Notes payable                                                                        --               (17)
       Deferred revenue                                                                   (3,513)         (4,301)
       Accounts payable and accrued liabilities                                              198          (2,158)
       Non-refundable option payments                                                        --              (40)
       Liability for environmental remediation                                              (104)            (92)
       Income taxes payable                                                                 (420)           (409)
       Other liabilities                                                                       9             (22)
                                                                                        --------       ---------
           Net cash used for operating activities                                        (10,461)        (11,783)
                                                                                        --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments (other than short-term)                                     (51,820)       (100,133)
    Proceeds from maturities of investments-available for sale                            51,500         106,890
    Proceeds from sale of investments                                                     12,529            --
                                                                                        --------       ---------
           Net cash provided by investing activities                                      12,209           6,757
                                                                                        --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments to trust deed note holders                                             (6)           (755)
    Exercise of options to purchase common shares                                            --                7
    Purchase of common shares for treasury                                                    (7)          --
                                                                                        --------       ---------
           Net cash used for financing activities                                            (13)           (748)
                                                                                        --------       ---------

Net increase (decrease) in cash and cash equivalents                                       1,735          (5,774)

Cash and cash equivalents, beginning of period                                            16,353          10,574
                                                                                        --------       ---------

Cash and cash equivalents, end of period                                                $ 18,088       $   4,800
                                                                                        ========       =========

Supplemental disclosures of cash flow information:
    Cash paid for interest (net of amounts capitalized)                                 $   --         $    --
    Cash paid for income taxes                                                          $   --         $     225



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

     As of January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated
     Financial Statements" ("SFAS 160"). SFAS 160 materially changes the accounting and reporting for minority interests in the future, and requires retrospective application of its presentation and disclosure requirements for all periods presented. Minority interests have been reclassified as noncontrolling interests and included as a component of consolidated net worth; previously minority interests were separately classified on the consolidated balance sheet and not included as a component of consolidated net worth. Included in consolidated equity are noncontrolling interests of $14,000,000 and $14,200,000, respectively, as of June 30, 2009 and December 31, 2008.

     Effective June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Adoption of SFAS 165 did not have any impact on the Company's consolidated financial statements other than expanded disclosure.

     In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166, which is effective for fiscal years beginning after November 15, 2009, eliminates the concept of a qualifying special-purpose entity, establishes specific conditions that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain/loss on a transfer accounted for as a sale under certain circumstances and requires enhanced disclosures. The Company does not believe that the adoption of SFAS 166 will have any impact on its consolidated financial statements.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), which is effective for fiscal years beginning after November 15, 2009. SFAS 167 requires an enterprise to qualitatively determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity ("VIE"), which would result in the enterprise being the primary beneficiary of the VIE. This determination of the primary beneficiary is based upon the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures. The Company does not believe that the adoption of SFAS 167 will have any impact on its consolidated financial statements.

2. Basic and diluted income (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted income (loss) per share for the three and six month periods ended June 30, 2009 and 2008 are as follows (in thousands):

                                                             For the three months ended      For the six months ended
                                                             --------------------------     ------------------------
                                                               June 30,     June 30,          June 30,     June 30,
                                                                 2009         2008              2009        2008
                                                               --------     --------         ---------    ---------

     Numerator  -  net  income  (loss)   attributable  to
      HomeFed Corporation common shareholders                  $   (503)    $    655         $   (924)    $   (666)
                                                               ========     ========         ========     ========

     Denominator  for  basic  income  (loss)  per  share-
       weighted average shares                                    7,880        8,274            7,880        8,274
                                                               --------     --------         --------     --------
     Stock options                                                 --              1              --          --
                                                               --------     --------         --------     --------
     Denominator  for  diluted  income  (loss) per share-
       weighted average shares                                    7,880        8,275            7,880        8,274
                                                               ========     ========         ========     ========

     For the three month period ended June 30, 2009 and for the six months period ended June 30, 2009 and 2008, there is no difference between basic and diluted loss per share amounts because the effect of increasing the weighted average number of common shares for incremental shares issuable upon exercise of outstanding options is antidilutive.

3. Pursuant to the administrative services agreement, Leucadia National Corporation ("Leucadia") provides administrative and accounting services, including providing the services of the Company's Secretary. Administrative service fee expenses were $45,000 and $90,000 for each of the three and six month periods ended June 30, 2009 and 2008, respectively. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. The Company subleases office space to Leucadia under a sublease agreement until February 2010. Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended June 30, 2009 and 2008, and $6,000 for each of the six month periods ended June 30, 2009 and 2008.

4. Interest and other income (expense), net includes interest income of $200,000 and $600,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $400,000 and $1,500,000 for the six month periods ended June 30, 2009 and 2008, respectively.

5. The Company's material financial instruments include cash and cash equivalents, investments classified as available for sale and notes payable that are collateralized by the San Elijo Hills project; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis. All of the Company's investments mature in one year or less. The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2009 and December 31, 2008 are as follows (in thousands):



                                                                                       Fair Value Measurements Using
                                                                                    ------------------------------------
                                                                                    Quoted Prices
                                                                                         in
                                                                                    Active Markets
                                                                                        for         Significant
                                                              Gross        Gross       Identical       Other               Total
                                       Par      Amortized    Unrealized   Unrealized    Assets     Observable Inputs    Fair Value
                                      Value       Cost         Gains      Losses      (Level 1)      (Level 2)         Measurements
                                      -----      --------    ----------   ---------   ---------    ----------------   -------------

    June 30, 2009
    -------------
     U.S. Treasury securities       $ 33,250    $  33,225   $      5    $  --        $   33,230    $     --             $ 33,230
     U.S.Government-Sponsored
      Enterprises                      4,000        3,998          2       --             4,000          --                4,000
     Corporate bonds                   8,535        8,422        142       --             --             8,564             8,564
                                    --------    ---------   --------    --------     ----------    -----------          --------
        Total                       $ 45,785    $  45,645   $    149    $  --        $   37,230    $     8,564          $ 45,794
                                    ========    =========   ========    ========     ==========    ===========          ========

    December 31, 2008
    -----------------
     U.S. Treasury securities       $ 36,650    $  36,558   $     88    $  --        $   36,646    $    --              $ 36,646
     U.S. Government-Sponsored
      Enterprises                     21,100       21,087          6           4         21,089         --                21,089
                                    --------    ---------   --------    --------     ----------    -----------          --------
        Total                       $ 57,750    $  57,645   $     94    $      4     $   57,735    $    --              $ 57,735
                                    ========    =========   ========    ========     ==========    ===========          ========



     As of June 30, 2009, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

     For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. At June 30, 2009 and December 31, 2008, the fair values of notes payable are estimated to be $7,300,000 and $6,900,000, respectively. The fair value of notes payable were determined based on the present value of future cash flows, discounted at a rate that appropriately reflects the inherent risks.

     As more fully discussed in the 2008 10-K, during the fourth quarter of 2008 the Company recorded an impairment charge for condominium units at the San Elijo Hills Towncenter which reduced the carrying amount of those assets to their fair value of $800,000 at December 31, 2008. The Company utilized a discounted cash flow technique to determine the fair value of the condominium units. Future selling prices were based on the Company's best estimate of market conditions when the units would be available for sale, discounted using a rate that appropriately reflects the inherent risks. The fair value determined for the condominium units was based on Level 3 inputs.

     The Company does not invest in any derivatives or engage in any hedging activities.

6. During the first quarter of 2009, the Company purchased 478 shares of the Company's common stock in an open market transaction in accordance with the Company's repurchase plan. After considering this transaction, the Company can repurchase up to 104,591 common shares without board approval.

7. On July 14, 2009, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $23.00 per share, the then current market price per share.

8. In July 2009, the San Elijo Hills project repurchased for $500,000 land that had previously been sold to a developer in May 2008 as a swim and tennis club site (the developer had paid $700,000 for the site). The acquisition increases the amount of residential and non-residential acreage available for sale at the project; however it does not increase the amount of single family residential lots or multi-family residential units that may be sold.

     In July 2009, the Company sold the visitor center building at the San Elijo Hills project to a third party for cash proceeds of approximately $2,000,000, which is expected to result in the recognition of a pre-tax gain of $1,800,000 during the third quarter.

9. The Company has evaluated subsequent events through August 6, 2009, the date of issuance of the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the six month periods ended June 30, 2009 and 2008, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills and Otay Ranch projects, general and administrative expenses and farming operations at the Rampage property. The Company's principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments. As of June 30, 2009, the Company had aggregate cash, cash equivalents and investments of $63,900,000 to meet its current liquidity needs and for future investment opportunities.

As of June 30, 2009, the aggregate balance of deferred revenue for all real estate sales was $2,200,000, which the Company estimates will be substantially recognized as revenue during 2009. The Company estimates that it will spend approximately $600,000 to complete the required improvements, including costs related to common areas. The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of June 30, 2009, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

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

In July 2009, the Company sold the visitor center building at the San Elijo Hills project to a third party for cash proceeds of approximately $2,000,000, which is expected to result in the recognition of a pre-tax gain of $1,800,000 during the third quarter.

Results of Operations

Real Estate Sales Activity

         San Elijo Hills Project:
         ------------------------

There were no sales that closed during the three and six months periods ended June 30, 2009. During the periods ended June 30, 2008, the Company closed on sales of real estate and recognized revenues as follows:

         Single family units                                      --
         Commercial lot sales - planned square feet               --
         Non-residential acres sold                                 5.3
         Sales price, net of closing costs                  $ 1,300,000
         Revenues recognized on closing date                $ 1,300,000

As discussed in the 2008 10-K, a portion of the revenue from sales of real estate is deferred, and is recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting. Revenues include amounts that were previously deferred of $1,500,000 and $3,400,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $3,500,000 and $4,300,000 for the six months ended June 30, 2009 and 2008, respectively. Such amounts were recognized upon the completion of certain required improvements.

During the first and second quarters of 2009, the Company reduced its estimated cost to complete certain improvements at the San Elijo Hills project, which resulted in an acceleration of the recognition of previously deferred revenue of $1,000,000 and $900,000, respectively, that would have otherwise been recognized during the remaining periods of 2009. For the three and six month periods ended June 30, 2009, these changes in estimates reduced the net loss by $500,000 and $1,100,000, respectively, and reduced the net loss attributable to common shareholders by $400,00 and $800,000, respectively.

During the three month periods ended June 30, 2009 and 2008, cost of sales of real estate aggregated $150,000 and $550,000, respectively. During the six month periods ended June 30, 2009 and 2008, cost of sales of real estate aggregated $400,000 and $750,000, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting, subject to changes in estimate as discussed above.

         Otay Ranch Project:
         -------------------

There was no real estate sales activity at the Otay Ranch project during the three and six month periods ended June 30, 2009 and 2008. As discussed in the 2008 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property. The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $10,000 and $30,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $50,000 and $70,000 for the six month periods ended June 30, 2009 and 2008, respectively. The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes' selling price. These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $2,000 and $10,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $6,000 and $20,000 for the six month periods ended June 30, 2009 and 2008, respectively.

General and administrative expenses decreased during the three month period ended June 30, 2009 as compared to the same period in 2008 primarily due to lower expenses related to compensation, marketing and legal. Compensation expense decreased by $300,000 principally due to workforce reductions and lower estimated general bonus expense; marketing expenses decreased by $250,000 as a result of a reduction in advertisements due to the limited number of new homes for sale at the San Elijo Hills project; and legal expenses declined by $200,000. General and administrative expenses for the three month 2009 and 2008 periods also reflects payments of $100,000 and $200,000, respectively, to acquire an option to purchase water storage capacity, which is a component of the Company's plan to acquire sufficient water to develop the Rampage property as a master-planned community. The Company will have to make additional annual option payments of between $200,000 and $400,000 over the next six years in order to retain the option to acquire water storage capacity.

General and administrative expenses decreased during the six month period ended June 30, 2009 as compared to the same period in 2008 primarily due to the settlement of a lawsuit in 2008 related to the Rampage property for $1,150,000. The decline in general and administration expenses in 2009 also reflects $700,000 of lower compensation expense principally due to workforce reductions and lower estimated general bonus expense; $550,000 of lower marketing expenses as a result of a reduction in advertisements due to the limited number of new homes for sale at the San Elijo Hills project; $250,000 of lower professional fees; and $150,000 of lower legal expenses. General and administrative expenses for the six month 2009 and 2008 periods also reflects payments of $100,000 and $200,000, respectively, to acquire an option to purchase water storage capacity which is discussed above.

The change in interest and other income (expense), net for the three and six month periods ended June 30, 2009 as compared to the same periods in 2008 primarily reflects a decline in interest income of $400,000 and $1,150,000, respectively, due to lower interest rates and a lower amount of invested assets reflecting cash used for operating and financing activities. Other income (expense), net also reflects an increase in farming expenses at the Rampage property of $650,000 and $1,550,000 for the three and six month periods ended June 30, 2009, respectively, as compared to the same periods in 2008 resulting from an increase in acres being farmed from 500 acres to 1,400 acres. The additional acres being farmed were previously leased to a third-party.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2009. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

Changes in internal control over financial reporting

(b) There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings.

On June 25, 2009, a lawsuit was filed against the Company, its president and certain affiliates of the Company by a minority stockholder of CDS Devco, Inc., a subsidiary of the Company.

The action, entitled Walter E. Wolf v. Paul J. Borden, CDS Devco, Inc., CDS Holding, Inc., San Elijo Ranch, Inc. and HomeFed Corporation was filed in the Superior Court of the State of California for the County of San Diego. The complaint alleges breach of fiduciary duty, fraud, breach of contract and intentional interference with contract in connection with the Company's relationship with its majority-owned subsidiary, San Elijo Ranch, Inc.

The complaint alleges that the plaintiff should have received additional distributions from CDS Devco, Inc., and that CDS Devco, Inc. should have received additional distributions from San Elijo Ranch, Inc. The action seeks recovery of unspecified monetary damages, and such other relief as the court may award.

The Company has not yet filed a response to the complaint. The response is due in August 2009. No discovery has been taken by either side. The Company believes that the material allegations of the complaint are without merit and intends to vigorously defend itself against the complaint.

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



                                                     HOMEFED CORPORATION
                                                        (Registrant)




Date: August 6, 2009

                                              By:  /s/ Erin N. Ruhe
                                                  --------------------------
                                                  Erin N. Ruhe
                                                  Vice President, Treasurer
                                                  and Controller
                                                 (Principal Accounting Officer)

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