Form 10-Q
period 2009-09-30
HOMEFED CORP
filed 2009-11-03
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                           to

Commission File Number 1-10153

HOMEFED CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of	33-0304982 (I.R.S. Employer
incorporation or organization)	Identification Number)
1903 Wright Place, Suite 220, Carlsbad, California (Address of principal executive offices)	92008 (Zip Code)

(760) 918-8200
(Registrant’s telephone number, including area code)

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

            YES            X                                                    NO           _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                             YES  __________                                         NO           _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                            YES  ___________                                        NO                X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 30, 2009, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Dollars in thousands, except par value)

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Real estate	$102,590	$98,544
Cash and cash equivalents	3,067	16,353
Investments-available for sale (amortized cost of $58,970 and $57,645)	59,084	57,735
Accounts receivable, deposits and other assets	6,565	2,224
Deferred income taxes	15,055	15,541

TOTAL	$186,361	$190,397

LIABILITIES
Notes payable	$8,184	$8,218
Deferred revenue	1,718	5,758
Accounts payable and accrued liabilities	4,148	4,501
Liability for environmental remediation	10,085	10,245
Income taxes payable	57	-
Other liabilities	386	1,017

Total liabilities	24,578	29,739

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
7,879,500 and 7,879,978 shares outstanding, respectively	79	79
Additional paid-in capital	375,893	375,819
Accumulated other comprehensive income	68	54
Accumulated deficit	(228,299)	(229,533)
Total HomeFed Corporation common shareholders' equity	147,741	146,419
Noncontrolling interest	14,042	14,239
Total equity	161,783	160,658

TOTAL	$186,361	$190,397

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and nine month periods ended September 30, 2009 and 2008
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2009	2008	2009	2008

REVENUES
Sales of real estate	$2,477	$2,343	$5,990	$7,988
Co-op marketing and advertising fees	76	71	127	136
	2,553	2,414	6,117	8,124

EXPENSES
Cost of sales	137	118	532	873
General and administrative expenses	1,666	2,616	4,958	9,094
Administrative services fees to Leucadia National Corporation	45	45	135	135
	1,848	2,779	5,625	10,102

Income (loss) from operations	705	(365)	492	(1,978)

Interest and other income, net	2,641	1,281	1,032	2,412

Income before income taxes and noncontrolling interest	3,346	916	1,524	434
Income tax benefit (provision)	(1,173)	574	(487)	753

Net income	2,173	1,490	1,037	1,187
Net (income) loss attributable to the noncontrolling interest	(15)	(5)	197	(368)

Net income attributable to HomeFed Corporation common
shareholders	$2,158	$1,485	$1,234	$819

Basic net income per common share attributable
to HomeFed Corporation common shareholders	$0.27	$0.18	$0.16	$0.10

Diluted net income per common share attributable
to HomeFed Corporation common shareholders	$0.27	$0.18	$0.16	$0.10

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine month periods ended September 30, 2009 and 2008
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total

Balance, January 1, 2008	$83	$381,602	$38	$(219,606)	$162,117	$14,767	$176,884

Comprehensive income:
Net change in unrealized gain (loss)
on investments, net of taxes
of $20			30		30		30
Net income				819	819	368	1,187
Comprehensive income					849	368	1,217
Share-based compensation expense		90			90		90
Exercise of options to purchase
common shares		14			14		14
Balance, September 30, 2008	$83	$381,706	$68	$(218,787)	$163,070	$15,135	$178,205

Balance, January 1, 2009	$79	$375,819	$54	$(229,533)	$146,419	$14,239	$160,658

Comprehensive income:
Net change in unrealized gain (loss)
on investments, net of taxes of $10			14		14		14
Net income (loss)				1,234	1,234	(197)	1,037
Comprehensive income (loss)					1,248	(197)	1,051
Share-based compensation expense		81			81		81
Purchase of common shares for
treasury		(7)			(7)		(7)
Balance, September 30, 2009	$79	$375,893	$68	$(228,299)	$147,741	$14,042	$161,783

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,037	$1,187
Adjustments to reconcile net income to net cash used for
operating activities:
Provision for deferred income taxes	476	224
Share-based compensation expense	81	90
Net securities gains	(65)	(2)
Accretion of discount on available for sale investments	(252)	(1,806)
Changes in operating assets and liabilities:
Real estate	(8,081)	(11,349)
Accounts receivable, deposits and other assets	(681)	(792)
Notes payable	-	(17)
Deferred revenue	(4,040)	(6,343)
Accounts payable and accrued liabilities	(353)	(1,554)
Non-refundable option payments	-	(40)
Liability for environmental remediation	(160)	(151)
Income taxes payable	442	(366)
Other liabilities	(631)	(987)
Net cash used for operating activities	(12,227)	(21,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	(77,291)	(123,502)
Proceeds from maturities of investments-available for sale	60,885	120,965
Proceeds from sale of investments	15,398	26,478
Net cash provided by (used for) investing activities	(1,008)	23,941

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments to trust deed note holders	(44)	(755)
Exercise of options to purchase common shares	-	14
Purchase of common shares for treasury	(7)	-
Net cash used for financing activities	(51)	(741)

Net increase (decrease) in cash and cash equivalents	(13,286)	1,294

Cash and cash equivalents, beginning of period	16,353	10,574

Cash and cash equivalents, end of period	$3,067	$11,868

Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$-	$-
Cash refunded (paid) for income taxes	$190	$(360)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.
The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report filed on Form 10-K for such year (the “2008 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2008 was derived from the Company’s audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Financial Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental GAAP.  The Company must use the Codification for periods beginning July 1, 2009, and all other accounting literature excluded from the Codification will be considered non-authoritative, other than guidance issued by the Securities and Exchange Commission.  The Codification does not change GAAP; however, references to previously issued accounting rules or pronouncements are no longer permitted.  New FASB guidance will be issued as Accounting Standards Updates, which will be incorporated into the Codification.

As of January 1, 2009, the Company adopted FASB guidance that materially changes the accounting and reporting for minority interests, and requires retrospective application of its presentation and disclosure requirements for all periods presented.  Minority interests have been reclassified as noncontrolling interests and included as a component of consolidated net worth; previously minority interests were separately classified on the consolidated balance sheet and not included as a component of consolidated net worth.  Included in consolidated equity are noncontrolling interests of $14,050,000 and $14,250,000, respectively, as of September 30, 2009 and December 31, 2008.

Effective June 30, 2009, the Company adopted FASB guidance for subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This adoption did not have any impact on the Company’s consolidated financial statements other than expanded disclosure.

In June 2009, the FASB issued guidance for the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009.  The guidance eliminates the concept of a qualifying special-purpose entity, establishes specific conditions that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain/loss on a transfer accounted for as a sale under certain circumstances and requires enhanced disclosures.  The Company does not believe that the adoption of this guidance will have any impact on its consolidated financial statements.

In June 2009, the FASB issued guidance for the accounting and reporting of variable interests and variable interest entities (“VIE”), which is effective for fiscal years beginning after November 15, 2009.  The guidance requires an enterprise to qualitatively determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE, which would result in the enterprise being the primary beneficiary of the VIE.  This determination of the primary beneficiary is based upon the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  It also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures.  The Company does not believe that the adoption of this guidance will have any impact on its consolidated financial statements.

2.
The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at September 30, 2009 was $300,000 (including $50,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  As a result of the expiration of the statute of limitations, the Company recognized $250,000 and $1,000,000 for the three and nine month periods ended September 30, 2009 and 2008, respectively, of previously unrecognized tax benefits which was reflected as a reduction to income tax expense. Over the next twelve months, the Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by an additional $200,000 upon the expiration of the statute of limitations.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2005, and with respect to California state income tax returns through 2004.

3.
Basic and diluted income per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted income per share for the three and nine month periods ended September 30, 2009 and 2008 are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator – net income attributable to HomeFed Corporation common shareholders	$2,158	$1,485	$1,234	$819

Denominator for basic income per share– weighted average shares	7,880	8,275	7,880	8,275
Stock options	-	1	-	1
Denominator for diluted income per share– weighted average shares	7,880	8,276	7,880	8,276

For the three and nine month periods ended September 30, 2009, there is no difference between basic and diluted per share amounts because the exercise prices of all stock options were greater than the average market prices for those periods.

4.
Pursuant to the administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative service fee expenses were $50,000 and $150,000 for each of the three and nine month periods ended September 30, 2009 and 2008, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until February 2010.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended September 30, 2009 and 2008, and $9,000 for each of the nine month periods ended September 30, 2009 and 2008.

5.
Interest and other income, net includes interest income of $100,000 and $500,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $500,000 and $2,000,000 for the nine month periods ended September 30, 2009 and 2008, respectively.  Farming activities, net at the Rampage property were $2,050,000 and $800,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $50,000 and $300,000 for the nine month periods ended September 30, 2009 and 2008, respectively.  For the three and nine month 2009 periods, farming activities, net included $1,050,000 of insurance proceeds received as a result of weather damage to the grapes.

6.
The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and notes payable that are collateralized by the San Elijo Hills project; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

					Fair Value Measurements Using
					Quoted Prices in Active
	Par	Amortized	Gross Unrealized	Gross Unrealized	Markets for Identical Assets	Significant Other Observable Inputs	Total Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

September 30, 2009
U.S. Treasury securities	$53,500	$53,472	$17	$-	$53,489	$-	$53,489
Corporate bonds	5,566	5,498	97	-	-	5,595	5,595
Total	$59,066	$58,970	$114	$-	$53,489	$5,595	$59,084

December 31, 2008
U.S. Treasury securities	$36,650	$36,558	$88	$-	$36,646	$-	$36,646
U.S. Government- Sponsored Enterprises	21,100	21,087	6	4	21,089	-	21,089
Total	$57,750	$57,645	$94	$4	$57,735	$-	$57,735

As of September 30, 2009, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. At September 30, 2009 and December 31, 2008, the fair values of notes payable are estimated to be $7,350,000 and $6,950,000, respectively.  The fair value of notes payable were determined based on the present value of future cash flows, discounted at a rate that appropriately reflects the inherent risks.

As more fully discussed in the 2008 10-K, during the fourth quarter of 2008 the Company recorded an impairment charge for condominium units at the San Elijo Hills Towncenter which reduced the carrying amount of those assets to their fair value of $800,000 at December 31, 2008.  The Company utilized a discounted cash flow technique to determine the fair value of the condominium units.  Future selling prices were based on the Company’s best estimate of market conditions when the units would be available for sale, discounted using a rate that appropriately reflects the inherent risks.  The fair value determined for the condominium units was based on Level 3 inputs.

The Company does not invest in any derivatives or engage in any hedging activities.

7.
During the first quarter of 2009, the Company purchased 478 shares of the Company’s common stock in an open market transaction in accordance with the Company’s repurchase plan. After considering this transaction, the Company can repurchase up to 104,591 common shares without board approval.

8.
On July 14, 2009, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company’s 1999 Stock Incentive Plan at an exercise price of $23.00 per share, the then current market price per share.

9.
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

In July 2009, the Company sold the visitor center building at the San Elijo Hills project to a third party for cash proceeds of approximately $1,950,000, which resulted in the recognition of a pre-tax gain of $1,850,000.

In September 2008, the San Elijo Hills project repurchased a 131 unit multifamily site for $6,000,000 that had previously been sold to a homebuilder in October 2005 for $36,000,000.  The Company’s obligation to the homebuilder to complete certain improvements under the original contract was terminated upon acquisition of the property; accordingly, the Company recognized all the remainder of the previously deferred revenue of $1,300,000 in September 2008.

10.	The Company has evaluated subsequent events through November 3, 2009, the date of issuance of the financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the nine month periods ended September 30, 2009 and 2008, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills and Otay Ranch projects, general and administrative expenses and farming operations at the Rampage property.  The Company’s principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments.  As of September 30, 2009, the Company had aggregate cash, cash equivalents and investments of $62,150,000 to meet its current liquidity needs and for future investment opportunities.

As of September 30, 2009, the aggregate balance of deferred revenue for all real estate sales was $1,700,000, which the Company estimates will be substantially recognized as revenue during 2009.  The Company estimates that it will spend approximately $500,000 to complete the required improvements, including costs related to common areas.  The Company will recognize revenues previously deferred and the related cost of sales in its statements of operations as the improvements are completed under the percentage of completion method of accounting.

As of September 30, 2009, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

Single family lots to be developed and sold	441
Multi-family units	171
Square footage of commercial space	53,500

As more fully discussed in the 2008 10-K, residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which have negatively affected sales and profits at the San Elijo Hills project.  The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes have declined substantially from the early years of the project’s development; there have been no residential lot sales at the San Elijo Hills project since June 2006.

The Company has substantially completed development of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market recovers.  The Company has not been actively soliciting bids for its remaining inventory of single family lots; however, the Company has recently received expressions of interest from homebuilders for certain of its remaining single family lots. The Company has not increased its marketing efforts, and is unable to predict if the recent activity indicates that the local residential real estate market is entering into a period of sustainable improvement.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  On an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

The construction of 12 residential condominium units and approximately 11,000 square feet of retail space at the San Elijo Hills Towncenter is substantially complete.  San Elijo Hills has applied for and received conditional approval from two federal government agencies that will enable lenders to provide buyers with competitive financing for the residential units.  The residential condominium units are currently being marketed for sale; four units have been reserved for sale pending completion of sales agreements and financing.  Tenant improvement work covering 5,300 square feet for five retail tenants has been completed and all of those tenants were open for business in October 2009.

In July 2009, the Company sold the visitor center building at the San Elijo Hills project to a third party for cash proceeds of approximately $1,950,000, which resulted in the recognition of a pre-tax gain of $1,850,000.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

There were no sales that closed during the three month period ended September 30, 2008.  During the three and nine month periods ended September 30, 2009 and the nine month period ended September 30, 2008, the Company closed on sales of real estate and recognized revenues as follows:

	For the Three and Nine Month Periods	For the Nine Month Period
	Ended September 30, 2009	Ended September 30, 2008

Single family units	-	-
Commercial lot sales – planned square feet	6,000	-
Non-residential acres sold	-	5.3
Sales price, net of closing costs	$1,950,000	$1,300,000
Revenues recognized on closing date	$1,950,000	$1,300,000

As discussed in the 2008 10-K, a portion of the revenue from sales of real estate is deferred, and is recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include amounts that were previously deferred of $550,000 and $800,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $4,050,000 and $5,100,000 for the nine months ended September 30, 2009 and 2008, respectively.   Such amounts were recognized upon the completion of certain required improvements.

In September 2008, the San Elijo Hills project repurchased a 131 unit multifamily site for $6,000,000 that had previously been sold to a homebuilder in October 2005 for $36,000,000.  The Company’s obligation to the homebuilder to complete certain improvements under the original contract was terminated upon acquisition of the property; accordingly, the Company recognized all the remainder of the previously deferred revenue of $1,300,000 in September 2008.

During 2009, the Company reduced its estimated cost to complete certain improvements at the San Elijo Hills project, which resulted in an acceleration of the recognition of previously deferred revenue of $300,000 and $2,250,000 for the three and nine month periods ended September 30, 2009, respectively.  For the three and nine month periods ended September 30, 2009, these changes in estimates increased net income by $200,000 and $1,300,000, respectively. For the nine month period ended September 30, 2009, this change in estimate increased net income attributable to common shareholders by $1,450,000 and was not material for the three month period ended September 30, 2009.

During the three month periods ended September 30, 2009 and 2008, cost of sales of real estate aggregated $150,000 and $50,000, respectively.  During the nine month periods ended September 30, 2009 and 2008, cost of sales of real estate aggregated $550,000 and $800,000, respectively.  Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting, subject to changes in estimate as discussed above.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three and nine month periods ended September 30, 2009 and 2008.  As discussed in the 2008 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Rampage Property Project:

As more fully described in the 2008 10-K, in connection with the settlement of a lawsuit the Company sold a 17 acre parcel at the Rampage property for $300,000 and recognized a $250,000 gain on the sale of real estate for the periods ended September 30, 2008.

Other Results of Operations Activity

Co-op marketing and advertising fees did not significantly change in the 2009 periods as compared to the same periods in 2008.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $4,000 and $10,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $10,000 and $30,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

General and administrative expenses decreased during the three month period ended September 30, 2009 as compared to the same period in 2008 primarily due to lower expenses related to marketing, compensation and legal and professional fees.  Marketing expenses decreased by $300,000 as a result of a reduction in advertisements due to the limited number of new homes for sale at the San Elijo Hills project; compensation expense decreased by $50,000 principally due to workforce reductions; and legal and professional fees declined by $150,000. In addition, during the three month period ended September 30, 2008, the Company spent $350,000 investigating a potential real estate project which was not acquired.

General and administrative expenses decreased during the nine month period ended September 30, 2009 as compared to the same period in 2008 primarily due to the settlement of a lawsuit in 2008 related to the Rampage property for $1,150,000.  The decline in general and administrative expenses in 2009 also reflects $850,000 of lower marketing expenses as a result of a reduction in advertisements due to the limited number of new homes for sale at the San Elijo Hills project; $800,000 of lower compensation expense principally due to workforce reductions and lower estimated general bonus expense; $300,000 of lower professional fees; and $250,000 of lower legal expenses. In addition, during the nine month period ended September 30, 2008, the Company spent $350,000 investigating a potential real estate project. General and administrative expenses for the nine month 2009 and 2008 periods also reflects payments of $100,000 and $200,000, respectively, to acquire an option to purchase water storage capacity, which is a component of the Company’s plan to acquire sufficient water to develop the Rampage property as a master-planned community.  The Company will have to make additional annual option payments of between $200,000 and $400,000 over the next six years in order to retain the option to acquire water storage capacity.

The change in interest and other income, net for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 reflects a decline in interest income of $350,000 and $1,500,000, respectively, due to lower interest rates and a lower amount of invested assets reflecting cash used for operating and financing activities.  Other income, net includes farming income at the Rampage property of $2,800,000 for the three and nine month periods ended September 30, 2009 (of which $1,050,000 relates to insurance proceeds received as a result of weather damage to the grapes) as compared to $1,100,000 of farming income for the three and nine month periods ended September 30, 2008. Other income, net includes farming expenses at the Rampage property of $750,000 and $2,800,000, respectively for the three and nine month periods ended September 30, 2009, as compared to $300,000 and $800,000, respectively, for the three and nine month periods ended September 30, 2008, resulting from an increase in acres being farmed from 500 acres to 1,400 acres.   The additional acres being farmed were previously leased to a third-party. During the third quarter of 2009, the Company recognized in interest and other income $400,000 of previously deferred fees that had been prepaid by a homebuilder.  The fees were recognized in income because the homebuilder’s lender foreclosed on the property, which removed any contingent obligation related to the fees.

Due to the expiration of the statute of limitations, the Company recognized $250,000 and $1,000,000 for the three and nine month periods ended September 30, 2009 and 2008, respectively, of previously unrecognized tax benefits which was reflected as a reduction to income tax expense. As a result, the Company’s effective income tax rate is lower than the federal statutory rate.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified.  When used in this Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; recent turmoil in the mortgage lending markets; the economic strength of the Southern California region where our business is currently concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes in the United States generally and California in particular that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; changes in the composition of our assets and liabilities through acquisitions or divestitures; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; and our ability to generate sufficient taxable income to fully realize our deferred tax asset.  For additional information see Part I, Item 1A. Risk Factors in the 2008 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and is incorporated by reference herein.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a)
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in internal control over financial reporting

(b)
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

In response to the lawsuit, the Company filed an objection asserting legal deficiencies in the complaint.  The court has not ruled on the objection.  If the court overrules the objection the Company will file an answer denying the material allegations of the complaint.  No discovery has been taken by either side.  The Company believes that the material allegations of the complaint are without merit and intends to vigorously defend itself against the complaint.

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of shareholders at the Company’s 2008 Annual Meeting of Shareholders held on July 14, 2009.

a)      Election of directors.

	Number of Shares
	For	Withheld

Patrick D. Bienvenue	6,906,459	60,979
Paul J. Borden	6,906,450	60,988
Timothy M. Considine	6,948,932	18,506
Ian M. Cumming	6,830,303	137,135
Michael A. Lobatz	6,947,390	20,048
Joseph S. Steinberg	6,908,948	58,490

b)	Approval of certain amendments to the 1999 Stock Incentive Plan.

For	4,916,854
Against	272,201
Abstentions	78,743
Broker non-votes	1,699,640

c)	Ratification of PricewaterhouseCoopers LLP, as independent auditors for the year ended December 31, 2009.

For	6,839,628
Against	126,238
Abstentions	1,571
Broker non-votes	1

Item 6.                      Exhibits.

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: November 3, 2009	By:	/s/ Erin N. Ruhe
Name: Erin N. Ruhe
Title: Vice President, Treasurer and Controller
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