Form 10-K
period 2009-12-31
HOMEFED CORP
filed 2010-02-19
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number:  1-10153

HOMEFED CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0304982
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1903 Wright Place, Suite 220
Carlsbad, California  92008
(760) 918-8200

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [  ]No  [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [   ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based on the average bid and asked prices of the Registrant’s Common Stock as published by the OTC Bulletin Board Service as of June 30, 2009, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $75,974,000 on that date.

As of February 9, 2010, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-K/A to be filed on or before April 30, 2010.

PART I

Item 1.  Business.

THE COMPANY

Introduction

HomeFed Corporation (“HomeFed”) was incorporated in Delaware in 1988.  As used herein, the term “Company” refers to HomeFed and its subsidiaries, except as the context may otherwise require.  The Company is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in California.  The Company also investigates the acquisition of new real estate projects, both residential and commercial, within and outside California.  However, no assurance can be given that the Company will find new investments providing a satisfactory return or, if found, that the Company will have access to the capital necessary to make new real estate investments.  The executive office of the Company is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.

The Company’s current development projects consist of two master-planned communities located in San Diego County, California:  San Elijo Hills, and a portion of the larger Otay Ranch planning area.  The Company also owns the Rampage property, a 1,544 acre grape vineyard located in southern Madera County, California, which is not currently entitled for commercial or residential development.

As the owner of development projects, the Company is responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities.  Prior to commencement of development, the Company may engage in incidental activities to maintain the value of the project; such activities are not treated as a separate operating segment.  The Company develops and markets its communities in phases to allow itself the flexibility to sell finished lots to suit market conditions and to enable it to create stable and attractive neighborhoods.  Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction.  In addition, from time to time the Company has received expressions of interest from buyers for multiple phases of a project, or the remaining undeveloped land of an entire project.  The Company evaluates these proposals when it receives them, but no assurance can be given that the Company will sell all or any portion of its development projects in such a manner.

For any master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities, adequate water supply, as well as open space, in compliance with regulations regarding reduction in emissions of greenhouse gasses.  Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as “entitlements,” must be obtained before development and construction may commence.  These often involve a number of different governmental jurisdictions and agencies, challenges through litigation, considerable risk and expense, and substantial delays.  Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have full “vested rights” to develop a project, and as a result, allocation of acreage between developable and non-developable land may change.  In addition, as a precondition to receipt of building-related permits, master-planned communities in California are typically required to pay impact and capacity fees, or to otherwise satisfy mitigation requirements.

Current Development Projects

San Elijo Hills

In 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, “Leucadia”) all of the issued and outstanding shares of capital stock of CDS Holding Corporation (“CDS”), which through its majority-owned subsidiaries is the owner of the San Elijo Hills project (title is owned in fee simple).  The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, will be a community of approximately 3,500 homes and apartments, as well as a commercial and residential Towncenter.  Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager.  The development management agreement provides that the Company receive fees for the field overhead, management and marketing services it provides (“development management fees”), based on the revenues of the project.  Through its ownership interest in CDS, the Company has an effective 68% indirect equity interest in the San Elijo Hills project, after considering noncontrolling interests held by former owners of the project before CDS acquired its interest.  Before amounts are distributed to the noncontrolling shareholders, the Company has the right to receive repayment of any amounts advanced by it to the project and to receive a preferred return on any advances.  For more information on the noncontrolling interests, see Note 6 of Notes to Consolidated Financial Statements.

The San Elijo Hills project is encumbered by notes payable to trust deed holders aggregating approximately $7,850,000 at December 31, 2009.  The notes are non-interest bearing and mature on December 31, 2010.

Current Market Developments: Throughout much of the period that the Company has been developing the San Elijo Hills project, the Company’s sales efforts greatly benefited from a strong regional and national residential housing market.  As of December 31, 2009, the San Elijo Hills project has sold 1,955 of its 2,364 single family lots and 928 of its 1,099 multi-family units; however, the only residential lot sale at the San Elijo Hills project since June 2006 was a single transaction in December 2009.  Residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which have negatively affected sales and profits.  The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets during the past three years, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes have declined substantially from the early years of the project’s development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 229 in 2009 as compared to 860 in 2004.

Recently, homebuilders have contacted San Elijo and expressed interest in purchasing certain of the project’s remaining single family lots.  In December 2009, San Elijo sold 32 single family lots for $7,000,000, and entered into an agreement with the same homebuilder to sell an additional 32 lots for $7,000,000; the closing for the additional 32 lots is not scheduled to occur until 2011.  Although these developments are encouraging, it is too soon to determine if the long slump in the housing market is coming to an end.

The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market recovers.  Although the Company has received unsolicited offers, the Company is not actively soliciting bids for its remaining inventory of single family lots and is unable to predict when local residential real estate market conditions might improve.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

Sales Activity:  The table below summarizes sales activity at the San Elijo Hills project during the last three years.  At closing, a portion of the sales proceeds will be deferred and not immediately recognized as revenue if the Company is required to complete improvements to the sold property.  The Company recognizes deferred revenue upon completion of required improvements to the property sold, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2009, the Company had completed all of the required improvements to sold properties and had fully recognized into income all remaining deferred revenue.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Number of residential units sold	32	-	-
Aggregate sales proceeds from sales of residential
units, net of closing costs	$7,000	$-	$-
Aggregate proceeds from the sales of
non-residential sites, net of closing costs (1)	$1,950	$1,300	$1,700
Development management fees earned (2)	$500	$80	$100

(1)	Reflects the sale of the visitor center in 2009, the church and swim and tennis club sites in 2008 and one retail site in 2007.
(2)
Development management fees are intercompany payments, which are eliminated in consolidation and therefore not reflected in the Company’s consolidated statements of operations, but which are a source of liquidity for the parent company.

As of December 31, 2009, the remaining land at the San Elijo Hills project to be sold or leased includes the following (including real estate under contract for sale):

Single family lots	409
Multi-family units	171
Square footage of commercial space	50,100

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has substantially completed construction of the first phase of the Towncenter, which includes 12 residential condominium units and 11,000 square feet of commercial space.  Seven of the twelve condominium units are in escrow and are expected to close; San Elijo Hills has received approval from two federal government agencies that will enable lenders to provide qualified buyers with competitive financing for the residential units, thereby enhancing the salability of these units.  The Company has entered into leases for eight of the nine phase one retail spaces covering 9,900 square feet; five of the tenants have opened for business.  The Company is currently evaluating design options for phase two of the Towncenter, which is expected to be comprised of office and retail space.

Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies (“Kemper”).  The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999.  This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies.

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

Otay Ranch

In October 1998, the Company and Leucadia formed Otay Land Company, LLC (“Otay Land Company”) to purchase approximately 4,850 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master-planned community south of San Diego, California (title is owned in fee simple).  Otay Land Company acquired this land for $19,500,000.  When Otay Land Company was formed, Leucadia contributed $10,000,000 as a preferred capital interest, and the Company contributed all other funds as non-preferred capital.  In April 2003, Otay Land Company sold 1,445 acres to an unrelated third party and used a portion of the proceeds from the sale to fully redeem Leucadia’s preferred capital interest.  As a result, Otay Land Company became a wholly-owned subsidiary of the Company.

In 1993, the City of Chula Vista and the County of San Diego approved a General Development Plan (“GDP”) for the larger planning area.  Although there is no specified time within which implementation of the GDP must be completed, it is expected that full development of the larger planning area will take many years.  The GDP establishes land use goals, objectives and policies within the larger planning area.  The GDP for the larger planning area contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a proposed university site and a network of infrastructure, including roads and highways, a public transportation system, park systems and schools.  Any development within the larger Otay Ranch master-planned community must be consistent with the GDP.  While the GDP can be amended, subject to approval by either or both the City of Chula Vista and the County of San Diego, Otay Land Company has certain vested and contractual rights, pursuant to a development agreement, that protect its development interests in Chula Vista, covering substantially all of its developable land.  However, actual land development will require that further entitlements and approvals be obtained.

In 2002, Otay Land Company reached an agreement with the City of Chula Vista and another party whereby the City agreed to acquire 439 acres of mitigation land from Otay Land Company by eminent domain proceedings.  In January 2004, these proceedings were concluded and the mitigation land was sold to the City for aggregate proceeds of approximately $5,800,000.  During the first quarter of 2006, the Company sold approximately 115 acres of non-developable land for $1,500,000.

After considering the above transactions, Otay Land Company owns approximately 2,800 acres, of which the total developable area is approximately 700 acres, including approximately 170 acres of land designated as “Limited Development Area and Common Use Area.”  The remaining approximately 2,100 acres are designated as various qualities of non-developable open space mitigation land.  Under the GDP, 1.188 acres of open space mitigation land from within the Otay Ranch project must be dedicated to the government for each 1.0 acre of land that is developed, excluding land designated Limited Development Area and Common Use Area.

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

The Company continues to evaluate how to maximize the value of this investment while processing further entitlements on portions of its property.  The Company has been working with the City of Chula Vista and other developers on a GDP amendment for the overall Otay Ranch area.  In April 2008, the City of Chula Vista approved an agreement whereby the Company will dedicate 50 acres of development land in the Otay Ranch project and 160 acres of open space land in the unincorporated area of San Diego County and has committed to pay an endowment of $2,000,000 (of which $1,000,000 has been paid) to fund costs associated with establishing a higher education facility on the property.  Subject to numerous public hearings and the discretionary action of the City Council, the City committed to allocate a maximum of 6,050 residential units and 1.8 million square feet of commercial development space to the Company’s project, and has agreed to process its development applications by August 2011.  If such applications are not approved and implemented on the same terms as set forth in the agreement, the City will be required to return to the Company the endowment funds and the dedicated land.  The Company retains the right to withdraw these development applications if it determines, in its sole discretion, that it is economically infeasible or undesirable to continue with such applications.

During 2007, the San Diego Expressway Limited Partnership (“SDELP”) completed construction of a toll road designated as SR 125 through south San Diego County.  This toll road runs along the western border of one of Otay Land Company’s land parcels and is a quarter mile east of another.  The toll road was designed with one or more interchanges, which have yet to be built, on or adjacent to land parcels owned by the Company.  When complete, these interchanges will significantly improve access to this area in the southern portion of Otay Ranch, which could increase the value of the Company’s land.  Otay Land Company and other adjacent property owners will need to negotiate with the City of Chula Vista and SDELP regarding the construction timing and financing of interchanges that will provide access to SR 125.

Significant design and processing will be required to fully entitle the Company’s property in Otay Ranch before development and sale of the finished neighborhoods to builders can begin, and there can be no assurance that the Company will be successful in receiving the entitlements necessary for any future development.  If or when development does occur, it will likely be phased based on market conditions at the time of development and the progress of infrastructure improvements.  As a result, the Company is unable to predict when revenues will be derived from this project.  The ultimate development of projects of this type is subject to significant governmental and environmental regulation and approval and is likely to take many years.  For additional information concerning governmental and environmental matters, see “Government Regulation” and “Environmental Compliance” below.

A map indicating the location of the Chula Vista General Plan area in San Diego County and a more detailed map showing general information about the Company's land within that General Plan area can be found on Otay Land Company's website at www.otaylandcompany.com.

Other Projects

Rampage Property

In 2003, the Company purchased a 2,159 acre grape vineyard located in southern Madera County, California (title is owned in fee simple).  The purchase price for the property was $5,700,000, excluding expenses.

In July 2005, the Company sold approximately 600 acres of the property to a neighboring land owner for approximately $4,950,000.  The buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the property alleging that the property has been devalued by approximately $3,000,000 due to poor farming practices.  The sale resolved any remaining dispute with respect to the purchase options.  During 2008, the Company entered into an agreement to settle the farming practices complaint pursuant to which the Company paid the buyer $1,150,000, and the buyer purchased a 17 acre parcel at the Rampage property for a cash payment to the Company of $300,000.

The Company had leased farming rights to approximately one-half of the Rampage property to one of the former owners for a fifteen-year period, which was terminated pursuant to the terms of the lease effective November 1, 2008.  However, in a separate matter, the same former owner sought to rescind the Company’s purchase of the Rampage property, as well as to recover monetary damages based on allegations of fraud, breach of contract, and various other claims.  During 2009, the litigation was settled without payment by either party.

Although this property is not currently entitled for residential development, it is located in a growing residential area northwest of Fresno, California.  The Company purchased this land with the intention of obtaining the necessary entitlements to develop the property as a master-planned community, including meeting requirements with respect to adequate water supply.  In California, laws require that any large size residential community have sufficient water supplies to meet the water demands of the project for a period of 20 years.  A preliminary site plan for development of the Rampage property showed that the land would support a master-planned community, but even if all entitlements are received, the build out and sale of homes will take many years.

The Company expects the entitlement process will take several years and no assurance can be given that such entitlements will be obtained.  In addition, no assurance can be given that future market conditions will support development of the Rampage property into a master-planned community.  In the interim, the Company has been conducting farming activities necessary to maintain the vineyard, which has resulted in a small loss.

Competition

Real estate development is a highly competitive business.  There are numerous residential real estate developers and development projects operating in the same geographic area in which the Company operates.  Competition among real estate developers and development projects is determined by the location of the real estate, the market appeal of the development plan, and the developer’s ability to build, market and deliver project segments on a timely basis.  Many of the Company’s competitors may have greater financial resources and/or access to cheaper capital than the Company.  Residential developers sell to homebuilders, who compete based on location, price, market segmentation, product design and reputation.

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

Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals.  Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. The ability of the Company to develop projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. The Company may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future.  Such delays could adversely affect the Company’s ability to complete its projects, significantly increase the costs of doing so or drive potential customers to purchase competitors’ products.

Environmental Compliance

Environmental laws may cause the Company to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of the Company’s development projects.  Delays arising from compliance with environmental laws and regulations could adversely affect the Company’s ability to complete its projects and significantly increase development costs.

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

The Company obtained a preliminary remediation study concerning approximately 30 acres of undeveloped land in the Otay Ranch master-planned community that is owned by a subsidiary of Otay Land Company, Flat Rock Land Company, LLC (“Flat Rock”).  Flat Rock owns approximately 265 acres of the Company’s total holdings in the Otay Ranch area, including 100 developable acres.  The need for remediation results from activities conducted on the land prior to Otay Land Company’s ownership.  Based upon the preliminary findings of this study, in 2002 the Company estimated that the cost to implement the most likely remediation alternative would be approximately $11,150,000, and accrued that amount as an operating expense.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  The Company periodically examines, and when appropriate, adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  At December 31, 2009, the liability for environmental remediation was $10,000,000.

During 2003, Otay Land Company developed an investigation plan, which the San Diego Department of Environmental Health (“DEH”) approved, to further determine the nature and extent of contamination on the property.  In January 2004, the California Environmental Protection Agency designated DEH as the lead overseeing agency for the site investigation and the remediation.  Flat Rock selected an environmental consultant to implement the investigation plan, which has been conducted under the San Diego County Voluntary Cleanup Program and under the oversight of the DEH.  In 2005, Flat Rock completed the site investigation, which was subsequently approved by the DEH.  Flat Rock submitted a Remedial Investigation and Feasibility Study (“RI/FS”) to the DEH for review and approval; DEH requested State Department of Toxic Substances Control assistance in its review of the RI/FS.  Once the RI/FS is approved, a remedial action plan will be prepared and submitted to DEH for approval and subject to public comment prior to the commencement of the remediation.  The Company is unable to predict with certainty when the remediation will commence and there is no regulatory requirement to commence remediation by a fixed date.

Otay Land Company and Flat Rock commenced a lawsuit in the U.S. District Court for the Southern District of California seeking compensation from the parties who it believes are responsible for the contamination.   On July 20, 2006, the District Court dismissed the federal environmental law claims and refused to retain jurisdiction on the related state law claims.  On appeal, the U.S. Court of Appeals for the Ninth Circuit declined to address the District Court’s grounds for its dismissal of the federal environmental law claims, and instead dismissed the lawsuit on the grounds that the federal environmental law claims were not yet ripe for judicial review as of that time.  The Company is currently pursuing litigation in San Diego County Superior Court seeking compensation from the same parties for the same contamination.  The Company has not reduced its estimated liability for environmental remediation for potential recoveries from these parties.  The Company can give no assurances that this lawsuit will be successful or that it will be able to recover any of the costs incurred in investigating and/or remediating the contamination.

Employees

At December 31, 2009, the Company and its consolidated subsidiaries had 13 full-time employees.

Investor Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C.  20549 or by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Report and in the Company’s other public filings with the SEC.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof.  The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 1A.  Risk Factors.

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

Residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which have negatively affected sales and profits.  A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated from the Company’s real estate projects, potentially resulting in impairment charges for real estate assets.  When reviewing real estate assets for impairment, the most significant assumption made to determine estimated future cash flows is the estimated future selling prices of the Company’s real estate assets.  If current conditions worsen and/or if the Company lowers its estimate of future selling prices, impairment charges could be recorded.

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

Demographic changes in the U.S. generally and California in particular could reduce the demand for housing.  If the current trend of population increases in California were not to continue, or in the event of any significant reductions in employment, demand for real estate in California may decline from current levels.

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

Delays in construction schedules and cost overruns could adversely affect us.  Any material delays could adversely affect our ability to complete our projects, significantly increasing the costs of doing so, or drive potential customers to purchase competitors’ products.

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

Changes in the composition of our assets and liabilities through acquisitions or divestitures may significantly affect our results and the risks that we face.

The actual cost of environmental liabilities concerning land owned in San Diego County, California could exceed the amount we reserved for such matter.

Opposition from local community or political groups with respect to construction or development at a particular site could increase development costs.

We may not be able to generate sufficient taxable income to fully realize our net deferred tax asset.

Significant influence over our affairs may be exercised by our principal stockholders.  As of February 9, 2010, the significant stockholders of our Company are Leucadia (approximately 31.4% beneficial ownership), our Chairman, Joseph S. Steinberg (approximately 9.4% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) and one of our directors, Ian M. Cumming (approximately 7.8% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming's charitable foundations).  Mr. Steinberg is also President, a director and a significant stockholder of Leucadia.  Mr. Cumming is also Chairman of the Board, a director and a significant stockholder of Leucadia.  Accordingly, Leucadia and Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

Our common stock is subject to transfer restrictions. We and certain of our subsidiaries have net operating loss carryforwards (“NOLs”) and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common stock and the ability of persons or entities now owning 5% or more of our common stock from acquiring additional common stock.  The restriction will remain until the earliest of (a) December 31, 2010, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward.  The restriction may be waived by our board of directors.  Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisors and/or us to determine whether their ownership of our common stock approaches the proscribed level.

The transfer restrictions applicable to our common stock expire on December 31, 2010 and if not renewed, the Company’s tax attributes would lose value in the event a change in ownership occurs, as defined in certain provisions of the Internal Revenue Code of 1986, as amended.  The Company intends to submit for stockholder approval an amendment to its certificate of incorporation that would extend the transfer restrictions on the Company’s common stock until the earlier of (a) December 31, 2030, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward.  If this amendment is not approved by the requisite stockholder vote, the Company’s ability to benefit from its tax attributes could be materially limited.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

The Company currently develops two real estate properties, the San Elijo Hills project and the Otay Land Company project, and owns the Rampage property, all of which are described under Item 1, Business.  Real estate had an aggregate book value of approximately $104,250,000 at December 31, 2009.

The Company leases 11,364 square feet for its corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  The Company rents office space at its corporate headquarters to Leucadia for an annual rent of $12,000, payable monthly.

Item 3.   Legal Proceedings.

From time to time the Company and its subsidiaries may be parties to legal proceedings that are considered to be either ordinary, routine litigation, incidental to its business or not material to the Company’s consolidated financial position or liquidity.

As previously disclosed, on June 25, 2009, a lawsuit was filed against the Company, its president and certain affiliates of the Company by a minority stockholder of CDS Devco, Inc. (“Devco”), a subsidiary of the Company.

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

The complaint alleges that the plaintiff should have received additional distributions from Devco, and that Devco should have received additional distributions from San Elijo Ranch, Inc.  The action seeks recovery of unspecified monetary damages, declaratory relief, an accounting and such other relief as the court may award.

In response to the lawsuit, the Company has filed motions challenging the legal sufficiency of some parts of the complaint.  The plaintiff has filed two amended complaints in an attempt to cure the defects.  On February 8, 2010, the Company filed a motion challenging the legal sufficiency of parts of the Second Amended Complaint.  The court will rule on that motion in March 2010.  No discovery has been taken by either side.  The Company believes that the case is without merit and intends to vigorously defend itself against the amended complaint.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 10. Executive Officers of the Registrant.

As of February 9, 2010, the executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

Name	Age	Position with the Company	Office Held Since

Paul J. Borden	61	Director and President	May 1998
Curt R. Noland	53	Vice President	October 1998
Erin N. Ruhe	44	Vice President, Treasurer and	Vice President since April 2000,
		Controller	Treasurer since March 2004,
			Controller since January 1999

The officers serve at the pleasure of the Board of Directors of the Company.

The business experience of our executive officers for at least the past five years is summarized as follows:

Paul J. Borden.  Mr. Borden has served as a director and President of the Company since May 1998.  Mr. Borden had been a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia’s real estate investments.

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

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded in the over-the-counter market under the symbol “HOFD.”  The Company’s common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.

The following table sets forth, for the calendar periods indicated, the high and low bid price of the Company’s common stock, as published by the National Association of Securities Dealers OTC Bulletin Board Service.

	High	Low

2008
First Quarter	$60.15	$45.00
Second Quarter	50.50	45.00
Third Quarter	45.00	40.00
Fourth Quarter	42.05	15.00

2009
First Quarter	$19.00	$11.00
Second Quarter	20.00	14.50
Third Quarter	25.50	19.00
Fourth Quarter	25.00	19.00

2010
First quarter (through February 9, 2010)	$33.00	$24.00

The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions.  On February 9, 2010, the closing bid price for the Company’s common stock was $25.00 per share.  As of that date, there were 662 stockholders of record.  No dividends were paid during 2009 or 2008.

The Company does not currently meet certain requirements for listing on a national securities exchange or inclusion on the Nasdaq Stock Market.

The Company and certain of its subsidiaries have NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of its tax attributes, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common stock and the ability of persons or entities now owning five percent or more of the common stock from acquiring additional common stock.  The restrictions will remain in effect until the earliest of (a) December 31, 2010, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.  The Company plans to seek shareholder approval to extend this restriction.

The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock.  In October 2008, the Company purchased 394,931 shares of the Company’s common stock for approximately $5,900,000 in a private transaction with an unrelated party.  In March 2009, the Company purchased 478 shares of the Company’s common stock in an open market transaction in accordance with the Company’s repurchase plan.  After considering these transactions, the Company can repurchase up to 104,591 common shares without board approval.  Repurchased shares would be available for, among other things, use in connection with the Company’s stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock against cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding-500 Index for the period commencing December 31, 2004 to December 31, 2009.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2004 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$150
$100
$50
$0
2004
2005
2006
2007
2008
2009
HomeFed Corporation
S&P 500 Index
S&P 500 Homebuilding Index

Item 6.  Selected Financial Data.

The following selected financial data have been summarized from the Company’s consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 of this Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
Revenues	$14,874	$10,432	$23,674	$69,442	$107,932
Expenses (a)	11,410	17,220	16,773	29,246	39,957
Income (loss) (a) (b)	2,794	(10,455)	8,520	28,133	41,475
Net income (loss) attributable to HomeFed
Corporation common shareholders (a) (b)	2,807	(9,927)	6,820	17,176	31,792
Basic income (loss) per share (a) (b)	$0.36	$(1.21)	$0.82	$2.08	$3.85
Diluted income (loss) per share (a) (b)	$0.36	$(1.21)	$0.82	$2.08	$3.84

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$9,127	$16,353	$10,574	$47,177	$131,688
Investments	57,038	57,735	95,940	83,829	65,190
Real estate	104,273	98,544	88,200	79,341	62,319
Total assets	185,704	190,397	219,255	237,299	294,261
Notes payable	7,834	8,218	8,953	9,898	10,403
HomeFed Corporation shareholders’ equity	149,313	146,419	162,117	154,780	141,465
Shares outstanding	7,880	7,880	8,274	8,274	8,264
Book value per share (c)	$18.95	$18.58	$19.59	$18.71	$17.12
Cash dividend per share	$–	$–	$–	$.50	$.50

(a)	For the year ended December 31, 2008, the Company recorded a provision for impairment losses on real estate of $4,150,000.
(b)	For the year ended December 31, 2008, the Company increased its deferred tax valuation allowance by recording an increase to its income tax provision of $9,100,000.
(c)	Excludes noncontrolling interest.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section is to discuss and analyze the Company’s consolidated financial condition, liquidity and capital resources and results of operations.  This analysis should be read in conjunction with the consolidated financial statements, related footnote disclosures and "Cautionary Statements for Forward-Looking Information," which appear elsewhere in this Report.

Liquidity and Capital Resources

The Company used net cash for operating activities of $8,950,000, $27,850,000 and $27,950,000 for the years ended December 31, 2009, 2008 and 2007, respectively, principally for real estate improvement expenditures at the San Elijo Hills project and for the payment of general and administrative expenses and federal and state income tax payments.  The Company’s ability to generate positive cash flows from operating activities is dependent upon the amount and timing of real estate sales, principally at the San Elijo Hills project.  Sales at the San Elijo Hills project have declined significantly since 2005, principally due to the weak residential housing market, and there has been only one residential lot sale transaction since June 2006.  Information about the remaining real estate to be sold at the San Elijo Hills project is provided below.  Because of the nature of its real estate projects, the Company does not expect operating cash flows will be consistent from year to year.

Throughout most of the period that the Company has been developing the San Elijo Hills project, the Company’s sales efforts have greatly benefited from a strong regional and national residential housing market.  However, residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which has negatively affected sales and profits. The slowdown in residential sales has been exacerbated during the past three years by the turmoil in the mortgage lending and credit markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes have not kept pace with the early years of the project’s development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 229 in 2009 as compared to 860 in 2004.

The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market recovers.  Although the Company has received unsolicited offers, the Company is not actively soliciting bids for its remaining inventory of single family lots and is unable to predict when local residential real estate market conditions might improve.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

The parent company’s principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries.  As of December 31, 2009, the Company had consolidated cash and cash equivalents and marketable securities aggregating $66,150,000, substantially all of which was held by the parent company and available to be used without restriction.

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

During 2009, the Company closed on the sale of one neighborhood in the San Elijo Hills project consisting of 32 single family lots for aggregate sales proceeds of $7,000,000, net of closing costs.   In addition, the Company sold the visitor center building at the San Elijo Hills project for cash proceeds of approximately $1,950,000.  As of December 31, 2009, the Company had completed all required improvements to these and previously sold properties.

As of December 31, 2009, the remaining land at the San Elijo Hills project to be sold or leased includes the following (including real estate under contract for sale):

Single family lots	409
Multi-family units	171
Square footage of commercial space	50,100

As of February 9, 2010, the Company has entered into an agreement with a homebuilder that has not closed to sell 32 single family lots for aggregate cash proceeds of $7,000,000, pursuant to which it had received a non-refundable option payment of $650,000.  The option payment is non-refundable if the Company fulfills its obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing.  Although this agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has substantially completed construction of the first phase of the Towncenter, which includes 12 residential condominium units and 11,000 square feet of commercial space.  Seven of the twelve condominium units are in escrow and are expected to close; San Elijo Hills has received approval from two federal government agencies that will enable lenders to provide qualified buyers with competitive financing for the residential units, thereby enhancing the salability of these units.  The Company has entered into leases for eight of the nine phase one retail spaces covering 9,900 square feet; five of the tenants have opened for business.  The Company is currently evaluating design options for phase two of the Towncenter, which is expected to be comprised of office and retail space.

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

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock, representing approximately 6% of the Company’s outstanding stock.  Repurchased shares would be available for, among other things, use in connection with the Company’s stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.  In October 2008, the Company purchased 394,931 shares of the Company’s common stock for approximately $5,900,000 in a private transaction with an unrelated party.  In March 2009, the Company purchased 478 shares of the Company’s common stock in an open market transaction in accordance with the Company’s repurchase plan.  No other shares have been purchased to date.

As indicated in the table below, at December 31, 2009, the Company’s contractual cash obligations totaled approximately $9,250,000.  The notes payable to trust deed holders are collateralized by the San Elijo Hills project.  For additional information, see Note 5 of Notes to Consolidated Financial Statements.

	Payments Due by Period (in thousands)
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes payable to trust deed holders	$7,844	$7,844	$-	$-	$-
Operating lease, net of sublease income	1,387	361	762	264	-
Total Contractual Cash Obligations	$9,231	$8,205	$762	$264	$-

The above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain.  Such amounts aggregated $350,000 at December 31, 2009; for more information see Note 10 of Notes to Consolidated Financial Statements.

As of December 31, 2009, the Company had NOLs of $31,150,000 available to reduce its future federal income tax liabilities and $29,700,000 of alternative minimum tax credit carryovers.  The federal NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%.  As a result, the Company expects to pay federal income tax at a rate of 20% during future periods.  For more information, see Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of the Company’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2009, the amount of outstanding bonds was approximately $5,050,000, none of which has been drawn upon.

Results of Operations

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  Actual results could differ from those estimates.

Profit Recognition on Sales of Real Estate – When the Company has an obligation to complete improvements on property subsequent to the date of sale, it utilizes the percentage of completion method of accounting to record revenues and cost of sales.  Under percentage of completion accounting, the Company recognizes revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas.  Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets.

The Company believes it can reasonably estimate its future costs and profit allocation in order to determine how much revenue should be deferred.  However, such estimates are based on numerous assumptions and require management’s judgment.  For example, the estimate of future development costs includes an assumption about the cost of construction services for which the Company has no current contractual arrangement.  If the estimate of these future costs proves to be too low, then the Company will have recognized too much profit as of the date of sale resulting in less profit to be reported as the improvements are completed.  However, to date the Company’s estimates of future development costs that have been used to determine the amount of revenue to be deferred at the date of sale have subsequently been proven to be reasonably accurate.

During the fourth quarter of 2009, the Company completed all the required improvements for sold properties; accordingly, all of the remaining deferred revenue was recognized in income.

Income Taxes – The Company records a valuation allowance to reduce its net deferred tax asset to an amount that the Company expects is more likely than not to be realized.  If the Company’s estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period.   The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on the Company’s projection of taxable income in the future.  The Company’s estimate does not include any real estate development profit at the Otay Ranch and Rampage properties, since the Company’s plans for development of these properties are uncertain.  The Company calculated the allowance based on the assumption that it would be able to generate future taxable income which would be sufficient to utilize approximately $29,000,000 of the Company’s NOLs, but not any of its alternative minimum tax credit carryovers.

The calculation of the valuation allowance recognizes that the Company’s NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%.  When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which generally can be used to reduce its future federal income tax once it has used all of its NOLs and becomes subject to the regular tax (as opposed to the alternative minimum tax).  Assuming the Company generates sufficient taxable income in the future to fully utilize its NOLs, it will have paid approximately $36,000,000 in federal alternative minimum taxes, generating minimum tax credit carryovers of the same amount to reduce future federal income taxes payable.  Alternative minimum tax credit carryovers have no expiration date.  However, because the minimum tax credit carryovers do not offset alternative minimum tax, effectively they are only able to reduce the Company’s federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $240,000,000 of taxable income above its current estimate to fully use all of the credits.  The Company has fully reserved for this benefit in its valuation allowance.

The projection of future taxable income is based upon numerous assumptions about the future, including future market conditions where the Company’s projects are located, regulatory requirements, estimates of future real estate revenues and development costs, the ability of the Company to realize taxable profits prior to the expiration of its NOLs, future interest expense, operating and overhead costs and other factors.  To the extent the Company’s actual taxable income in the future exceeds its estimate, the Company will recognize additional tax benefits and reduce its valuation allowance; conversely, if the actual taxable income is less than the amounts projected, an addition to the valuation allowance would be recorded that would increase tax expense in the future.  Adjustments to the valuation allowance in the future should be expected.

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

Provision for Environmental Remediation – The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable.  During 2002, the Company recorded a charge of $11,150,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by the Company’s subsidiary, Flat Rock.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  The Company is unable to predict with certainty when the remediation will commence and there is no regulatory requirement to commence remediation by a fixed date.

In 2005, Flat Rock completed the site investigation and subsequently submitted a remedial investigation and feasibility study to the appropriate regulatory authority for review and approval.  At any time prior to the completion of the remediation, the Company may conclude that the current estimate of its liability needs to be adjusted.  A change to the current estimate could result from, among other things, a conclusion that a different remediation alternative is more appropriate (which could increase or decrease the estimate), that the cost to implement any remediation alternative is different than the Company’s current estimate and/or requirements imposed by regulatory authorities that the Company did not anticipate but is nevertheless required to implement.  The Company periodically examines, and when appropriate, adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Provision for Impairment Losses on Real Estate – The Company’s real estate is carried at cost.  Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of the carrying amount of its real estate in accordance with GAAP and, if impaired, reduces the carrying amount to its estimated fair value.  The process involved in evaluating assets for impairment and determining fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.

During the fourth quarter of 2008, the estimated market prices for residential condominium units at the San Elijo Hills Towncenter decreased significantly.  The selling prices for similar units in the surrounding area have been adversely impacted by deteriorating general economic conditions both locally and nationally.  The Company plans to sell the residential units in the San Elijo Hills Towncenter during the next few years, and the Company concluded that the falling prices of similar units in the area indicated that the expected selling prices for the Towncenter condominium units might not be realizable.  The Company evaluated the recoverability of the carrying amount of the Towncenter condominium units, and concluded that the carrying value of units was not recoverable and recorded a provision of $4,150,000 to reduce the carrying amount of the units to their estimated fair value.

The Company utilized a discounted cash flow technique to determine the fair value of the condominium units.  The condominium units were still under development and as required by GAAP the Company’s projection of future cash flows was reduced by estimates of all future development costs, including capitalized interest.  Future selling prices were based on the Company’s best estimate of market conditions when the units would be available for sale, discounted using a rate that appropriately reflects the inherent risks.  The Company does not believe that there is any set of reasonable assumptions it could have made resulting in a conclusion that the condominium units were not impaired.  However, since the amount of the impairment recorded is greatly impacted by the estimated selling prices and the timing of the sales, the actual gain or loss recognized upon ultimate sale is uncertain.  If the market values for these units decline in the future or if the Company lowers its estimate of the future cash flows for other reasons, further reductions to the carrying amount could be required.

The Company did not record any provisions for impairment losses during the years ended December 31, 2009 and 2007.

Statement of Operations

The Company currently has two significant real estate development projects, the San Elijo Hills project and the Otay Ranch project.  The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,364 single family lots, 823 multi-family units, 276 very low income apartment units, two school sites and commercial space which will be sold or leased.  As of February 9, 2010, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of 409 single family lots, 171 multi-family units and 50,100 square feet of commercial space.   The Company has substantially completed the development of its remaining single family residential lots, and continues to develop retail and office space in the Towncenter.  As discussed above, the timing of the sales of its remaining lot inventory is uncertain.  Although the Company has received unsolicited offers, the Company is not actively soliciting bids for its remaining inventory of single family lots and believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

While the San Elijo Hills project is a development community that has been developing and selling lots since 2002, sales at the Otay Ranch project have been limited to four individual transactions for relatively large amounts of land.  Individual lot development at the Otay Ranch project has not yet begun, as the Company continues to evaluate how to maximize the value of this investment while processing further entitlements on portions of the property.  If and when the Company determines to commence lot development at the Otay Ranch project, it is expected to last many years.  Similarly, the Rampage property is not expected to have sales activity for several years.  Any residential development at the Rampage property can only commence after approvals are obtained from multiple government agencies.

Real Estate Sales Activity

San Elijo Hills Project:

For the three years ended December 31, 2009, the Company has closed on sales of real estate and recognized revenues as follows:

	2009	2008	2007
	(Dollars in thousands)

Single family units	32	-	-
Non-residential sites	1	2	1
Purchase price, net of closing costs	$8,950	$1,300	$1,700
Revenues recognized on closing date	$8,950	$1,300	$1,200

As discussed above, a portion of the revenue from sales in prior years was deferred, and has been recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  In addition to revenues recognized on the closing date reflected in the table above, revenues include previously deferred amounts of $5,750,000, $8,600,000 and $20,550,000 for 2009, 2008 and 2007, respectively, which were recognized upon completion of certain required improvements.  As of December 31, 2009, all previously deferred revenue has been recognized in income since all of the required improvements have been completed.

During 2008, the Company repurchased a 131 unit multifamily site for $6,000,000 that had previously been sold to a homebuilder in 2005.  The Company’s obligation to the homebuilder to complete certain improvements under the original contract was terminated upon acquisition of the property; accordingly, the Company recognized all the remainder of the previously deferred revenue of $1,350,000.

During 2007, certain homebuilders that were under contract to purchase single family lots at the San Elijo Hills project elected not to close on their purchase transactions, thereby forfeiting option payments of $450,000 in 2007.  This amount was recognized as revenue when forfeited.

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

During 2009, 2008 and 2007, cost of sales of real estate aggregated $4,400,000, $1,250,000 and $5,900,000, respectively.  Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

For the year ended December 31, 2008, the Company recorded a provision for impairment losses on real estate at the San Elijo Hills project of $4,150,000.  The provision resulted from a determination that the carrying amount of certain residential units at the Towncenter was not recoverable due to then current economic and market conditions.

Otay Ranch Project:

There were no sales of real estate at the Otay Ranch project during 2009, 2008 and 2007.

Rampage Property:

During 2008, in connection with the settlement of certain litigation the Company sold a 17 acre parcel at the Rampage property for a cash payment to the Company of $300,000.  The Company recognized a gain of $250,000 on the sale.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of approximately $150,000, $200,000 and $650,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities for the San Elijo Hills project.

The Company has capitalized interest of $10,000, $40,000 and $100,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Interest is capitalized for the notes payable to trust deed holders on the San Elijo Hills project.

General and administrative expenses decreased by $4,800,000 during 2009 as compared to 2008 primarily due to the settlement of a lawsuit in 2008 related to the Rampage property for $1,150,000.  The decline in general and administrative expenses in 2009 also reflects $900,000 of lower marketing expenses as a result of a reduction in advertisements due to the limited number of new homes for sale at the San Elijo Hills project; $500,000 of lower compensation expense principally due to workforce reductions; $500,000 of lower legal expenses; $400,000 of lower professional fees; and $150,000 of lower travel expenses.  In addition, during 2008, the Company incurred $400,000 of additional expenses related to the termination of certain employees, and spent $500,000 investigating a potential real estate project that was not acquired.  General and administrative expenses for 2009 and 2008 also reflects payments of $100,000 and $200,000, respectively, to acquire an option to purchase water storage capacity, which is a component of the Company’s plan to acquire sufficient water to develop the Rampage property as a master-planned community.  The Company will have to make additional annual option payments of between $300,000 and $400,000 over the next five years in order to retain the option to acquire water storage capacity.

General and administrative expenses increased by $950,000 during 2008 as compared to 2007 primarily due to the settlement of a lawsuit related to the Rampage property for $1,150,000.  In addition, general and administrative expenses during 2008 included a $200,000 payment to acquire an option to purchase water storage capacity at the Rampage property.  During 2008, the Company also spent $500,000 investigating a potential real estate project that was not acquired and incurred $100,000 of professional fees for examining alternative design options for phase two of the mixed-use Towncenter.  The Company also incurred $400,000 of additional expenses related to the termination of certain employees in 2008 and $200,000 of greater legal fees related to the San Elijo Hills project and to the Rampage property lawsuit.  General and administrative expenses for 2008 also reflect a decrease of $900,000 in marketing expenses as a result of a reduction in advertisements relating to new neighborhoods for sale at the San Elijo Hills project, and a decrease of $950,000 in compensation expense principally related to general bonus expense and workforce reductions.

The decrease in interest and other income, net during 2009 as compared to 2008 primarily reflects a decline in interest income of $1,750,000, due to lower interest rates and a lower amount of invested assets reflecting cash used for operating and financing activities.  Other income, net includes farming income at the Rampage property of $3,000,000 for 2009 (of which $1,050,000 relates to insurance proceeds received as a result of weather damage to the grapes) as compared to $1,700,000 of farming income for 2008.  Other income, net includes farming expenses at the Rampage property of $3,150,000 for 2009 as compared to $1,200,000 for 2008, resulting from an increase in acres being farmed from 500 acres to 1,400 acres.  The additional acres being farmed were previously leased to a third-party.  During 2009, the Company recognized in interest and other income $400,000 of previously deferred fees that had been prepaid by a homebuilder.  The fees were recognized in income because the homebuilder’s lender foreclosed on the property, which removed any contingent obligation related to the fees.

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

The Company’s effective income tax rate during 2009 and 2008 is higher than the federal statutory rate due to California state income taxes and, in 2008, due to an increase in the deferred tax valuation allowance of $9,100,000.  The Company’s effective income tax rate during 2007 is less than the federal statutory rate due to the recognition of previously unrecognized tax benefits of $1,300,000.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance for the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, that eliminates the concept of a qualifying special-purpose entity, establishes specific conditions that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain/loss on a transfer accounted for as a sale under certain circumstances, and requires enhanced disclosures.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance effective for fiscal years beginning after November 15, 2009, that requires an enterprise to qualitatively determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”), which would result in the enterprise being the primary beneficiary of the VIE.  This determination of the primary beneficiary is based upon the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  It also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Inflation

The Company, as well as the real estate development and homebuilding industry in general, may be adversely affected by inflation, primarily because of either reduced rates of savings by consumers during periods of low inflation or higher land and construction costs during periods of high inflation.  Low inflation could adversely affect consumer demand by limiting growth of savings for down payments, ultimately adversely affecting demand for real estate and the Company’s revenues.  High inflation increases the Company’s costs of labor and materials.  The Company would attempt to pass through to its customers any increases in its costs through increased selling prices.  To date, high or low rates of inflation have not had a material adverse effect on the Company’s results of operations.  However, there is no assurance that high or low rates of inflation will not have a material adverse impact on the Company’s future results of operation.

Interest Rates

The Company’s operations are interest-rate sensitive.  The Company had indirectly benefited from the prevailing low mortgage interest rate environment, since low rates made housing more affordable for the home buyer, thereby increasing demand for homes.  The Company can not predict whether interest rates will remain low and what impact an increase in interest rates and mortgage rates would have on the Company’s operations, although any significant increase in these rates could have a chilling effect on the housing market, which could adversely affect the Company’s results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The Company’s market risk arises principally from interest rate risk related to its investment portfolio and borrowing activities.

At December 31, 2009, the Company had investments of approximately $57,050,000 in securities issued by the U.S. government and corporate bonds.  The Company’s investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in equity.  The U.S. government securities in the portfolio are rated “AAA” and “Aaa” by Standard & Poor’s and Moody’s, respectively, and the corporate bonds in the portfolio are rated “BBB” and “Baa” or above by Standard & Poor’s and Moody’s, respectively.  All of these fixed income securities mature in 2010; the estimated weighted average remaining life of these fixed income securities was approximately 0.2 years at December 31, 2009.  At December 31, 2008, the Company’s investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.1 years and a weighted average interest rate of 1.2%.  The Company’s fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

The Company is subject to interest rate risk on its fixed interest rate debt, which matures on December 31, 2010.  Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise.  For additional information with respect to the Company’s indebtedness, see Note 5 of Notes to Consolidated Financial Statements.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities
U.S. Treasury Securities	$52,493	$-	$-	$-	$-	$-	$52,493	$52,493
Weighted Average Interest Rate	0.17%
Corporate bonds	$4,545	$-	$-	$-	$-	$-	$4,545	$4,545
Weighted Average Interest Rate	2.60%

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$7,834	$-	$-	$-	$-	$-	$7,834	$7,209
Weighted Average Interest Rate	0.15%

Item 8.  Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)              The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2009.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

(b)              There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information to be included under Item 10. Directors and Executive Officers of the Registrant in the Company’s Annual Report to Stockholders to be filed on Form 10-K/A on or before April 30, 2010 (the “2009 Form 10-K/A”) is incorporated herein by reference.  In addition, reference is made to Item 10 in Part I of this Report.

Item 11.  Executive Compensation.

The information to be included under Item 11. Executive Compensation in the 2009 Form 10-K/A is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be included under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the 2009 Form 10-K/A is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information to be included under Item 13. Certain Relationships and Related Transactions and Director Independence in the 2009 Form 10-K/A is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information to be included under Item 14. Principal Accounting Fees and Services in the 2009 Form 10-K/A is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

(a)(2)	Financial Statement Schedules.

Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)	Executive Compensation Plans and Arrangements. See item 15(b) below for a complete list of exhibits to this Report.

Amended and Restated 1999 Stock Incentive Plan (filed as Annex A to the Company’s Proxy Statement dated June 18, 2009).

Form of Grant Letter for 1999 Stock Incentive Plan (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”)).

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

3.1
Restated Certificate of Incorporation, as restated July 3, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1995).

3.2
By-laws of the Company as amended through December 14, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).

3.3
Amendment to Amended and Restated Bylaws of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).

3.4
Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).

3.5
Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”)).

3.6	Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s 2003 10-K).

10.1
Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated August 14, 1998).

10.2
Administrative Services Agreement, dated as of March 1, 2000, between Leucadia Financial Corporation (“LFC”), the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000).

10.3
Amendment No. 1 dated as of November 1, 2000 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

10.4	Amendment No. 2 dated as of February 28, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.22 to the Company’s 2000 10-K).

10.5
Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

10.6
Registration Rights Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated October 22, 2002).

10.7	Form of Grant Letter for the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s 2005 10-K).

10.8
Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (the “2002 10-K/A”)).

10.9	Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.35 of the 2002 10-K/A).

10.10	Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998 (incorporated by reference to Exhibit 10.36 of the 2002 10-K/A).

10.11	Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002 (incorporated by reference to Exhibit 10.37 of the 2002 10-K/A).

10.12	Agreement and Guaranty, dated as of October 1, 2002, between Leucadia National Corporation and CDS Holding Corporation (incorporated by reference to Exhibit 10.38 of the 2002 10-K/A).

10.13	Obligation Agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc. (incorporated by reference to Exhibit 10.39 of the 2002 10-K/A).

10.14	Tax Allocation Agreement between the Company and its subsidiaries dated as of November 1, 2002 (incorporated by reference to Exhibit 10.21 to the Company’s 2003 10-K).

10.15
Amendment No. 1 to the First Amended and Restated Development Agreement and Owner Participation Agreement between the City of San Marcos, the San Marcos Redevelopment Agency and the San Elijo Hills Development Company, LLC dated as of  February 11, 2004 (incorporated by reference to Exhibit 10.22 to the Company’s 2003 10-K).

10.16	Amendment No. 6 dated as of December 31, 2003 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.23 to the Company’s 2003 10-K).

10.17
Amendment No. 7 dated as of December 31, 2004 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”)).

10.18	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated June 18, 2009).

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statement on Form S-8 (File No. 333-97079).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Furnished herewith pursuant to Item 601(b) (32) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEFED CORPORATION

Date: February 19, 2010	By:	/s/ Erin N. Ruhe
Erin N. Ruhe, Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 19, 2010	By /s/ Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

February 19, 2010	By /s/ Paul J. Borden	President and Director
	Paul J. Borden	(Principal Executive Officer)

February 19, 2010	By /s/ Erin N. Ruhe	Vice President, Treasurer and Controller
	Erin N. Ruhe	(Principal Financial and Accounting Officer)

February 19, 2010	By /s/ Patrick D. Bienvenue	Director
Patrick D. Bienvenue

February 19, 2010	By /s/ Timothy Considine	Director
Timothy Considine

February 19, 2010	By /s/ Ian M. Cumming	Director
Ian M. Cumming

February 19, 2010	By /s/ Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HomeFed Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
February 18, 2010
Irvine, California

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except par value)

	2009	2008
ASSETS
Real estate	$104,273	$98,544
Cash and cash equivalents	9,127	16,353
Investments available for sale (amortized cost of $56,967 and $57,645)	57,038	57,735
Accounts receivable, deposits and other assets	936	2,224
Net deferred tax asset	14,330	15,541

TOTAL	$185,704	$190,397

LIABILITIES
Notes payable	$7,834	$8,218
Deferred revenue	–	5,758
Accounts payable and accrued liabilities	2,922	4,501
Non-refundable option payments	650	–
Liability for environmental remediation	9,994	10,245
Other liabilities	765	1,017

Total liabilities	22,165	29,739

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 7,879,500 and 7,879,978 shares outstanding, after deducting 395,409 and 394,931 shares held in treasury	79	79
Additional paid-in capital	375,917	375,819
Accumulated other comprehensive income	43	54
Accumulated deficit	(226,726)	(229,533)
Total HomeFed Corporation shareholders’ equity	149,313	146,419
Noncontrolling interest	14,226	14,239
Total equity	163,539	160,658

TOTAL	$185,704	$190,397

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

	2009	2008	2007

REVENUES
Sales of real estate	$14,707	$10,235	$22,575
Income from options on real estate properties	–	–	450
Co-op marketing and advertising fees	167	197	649
	14,874	10,432	23,674

EXPENSES
Cost of sales	4,376	1,238	5,890
Provision for impairment losses on real estate	–	4,156	–
General and administrative expenses	6,854	11,646	10,703
Administrative services fees to Leucadia National Corporation	180	180	180
	11,410	17,220	16,773

Income (loss) from operations	3,464	(6,788)	6,901

Interest and other income, net	1,022	2,976	5,373

Income (loss) before income taxes and noncontrolling interest	4,486	(3,812)	12,274
Income tax provision	(1,692)	(6,643)	(3,754)

Net income (loss)	2,794	(10,455)	8,520
Net (income) loss attributable to noncontrolling interest	13	528	(1,700)

Net income (loss) attributable to HomeFed Corporation common shareholders	$2,807	$(9,927)	$6,820

Basic income (loss) per common share attributable to HomeFed Corporation common shareholders	$0.36	$(1.21)	$0.82

Diluted income (loss) per common share attributable to HomeFed Corporation common shareholders	$0.36	$(1.21)	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except par value and per share amounts)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total

Balance, January 1, 2007	$83	$381,478	$27	$(226,808)	$154,780	$13,067	$167,847

Cumulative effect of a change in accounting principle as of January 1, 2007				382	382		382
Comprehensive income:
Net change in unrealized gain on
investments, net of tax provision of $6			11		11		11
Net income				6,820	6,820	1,700	8,520
Comprehensive income					6,831	1,700	8,531
Share-based compensation expense		108			108		108
Exercise of options to purchase common shares, including excess tax benefit		16			16		16

Balance, December 31, 2007	83	381,602	38	(219,606)	162,117	14,767	176,884

Comprehensive loss:
Net change in unrealized gain on investments, net of tax provision of $11			16		16		16
Net loss				(9,927)	(9,927)	(528)	(10,455)
Comprehensive loss					(9,911)	(528)	(10,439)
Share-based compensation expense		123			123		123
Exercise of options to purchase common shares, including excess tax benefit		14			14		14
Purchase of common shares for treasury	(4)	(5,920)			(5,924)		(5,924)

Balance, December 31, 2008	79	375,819	54	(229,533)	146,419	14,239	160,658

Comprehensive income:
Net change in unrealized gain on investments, net of tax benefit of $8			(11)		(11)		(11)
Net income				2,807	2,807	(13)	2,794
Comprehensive income					2,796	(13)	2,783
Share-based compensation expense		105			105		105
Purchase of common shares for treasury		(7)			(7)		(7)

Balance, December 31, 2009	$79	$375,917	$43	$(226,726)	$149,313	$14,226	$163,539

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,794	$(10,455)	$8,520
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision for impairment losses on real estate	–	4,156	–
Provision for deferred income taxes	1,219	7,701	1,895
Share-based compensation expense	105	123	108
Excess tax benefit from exercise of stock options	–	–	(10)
Net securities gains	(65)	(2)	–
Accretion of discount on investments available for sale	(310)	(2,076)	(4,465)
Changes in operating assets and liabilities:
Real estate	(6,783)	(14,463)	(8,750)
Accounts receivable, deposits and other assets	903	(551)	510
Deferred revenue	(5,758)	(8,591)	(20,097)
Accounts payable and accrued liabilities	(1,579)	(1,988)	(2,245)
Non-refundable option payments	650	(40)	40
Liability for environmental remediation	(251)	(192)	(253)
Other liabilities	133	(1,471)	(3,189)
Net cash used for operating activities	(8,942)	(27,849)	(27,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	(104,276)	(157,578)	(230,620)
Proceeds from maturities of investments available for sale	89,931	171,410	222,355
Proceeds from sales of investments	15,398	26,478	636
Collection of insurance proceeds	1,067	–	–
Net cash provided by (used for) investing activities	2,120	40,310	(7,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments to notes payable holders	(397)	(772)	(1,054)
Exercise of options to purchase common shares	–	14	6
Excess tax benefit from exercise of stock options	–	–	10
Purchase of common shares for treasury	(7)	(5,924)	-
Net cash used for financing activities	(404)	(6,682)	(1,038)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,226)	5,779	(36,603)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,353	10,574	47,177

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,127	$16,353	$10,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized)	$-	$-	$-

Cash paid (refunded) for income taxes	$(63)	$360	$5,025

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the “Company”), Otay Land Company, LLC and its wholly-owned subsidiaries (“Otay Land Company”), HomeFed Communities, Inc., HomeFed Resources Corporation, CDS Holding Corporation and its majority owned subsidiaries (“CDS”) and Rampage Vineyard, LLC (“Rampage”).  The Company is currently engaged, directly and through its subsidiaries, in the investment in and development of residential real estate properties in California.  Real estate development is the Company’s only business segment.  All intercompany balances and transactions have been eliminated in consolidation.

The Company’s business, real estate development, is highly competitive, and there are numerous residential real estate developers and development projects operating in the same geographic area in which the Company operates.  In addition, the residential real estate development industry is subject to increasing environmental, building, zoning and real estate regulations that are imposed by various federal, state and local authorities.  Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals.  Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.  Delays could adversely affect the Company’s ability to complete its projects, significantly increase the costs of doing so or drive potential customers to purchase competitors’ products.  Environmental laws may cause the Company to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of the Company’s development projects.  Delays arising from compliance with environmental laws and regulations could adversely affect the Company’s ability to complete its projects and significantly increase development costs.  The Company’s business may also be adversely affected by inflation and is interest-rate sensitive.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Financial Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles in the U.S. (“GAAP”).  The Company must use the Codification for periods beginning July 1, 2009, and all other accounting literature excluded from the Codification will be considered nonauthoritative, other than guidance issued by the Securities and Exchange Commission.  The Codification does not change GAAP; however, references to previously issued accounting rules or pronouncements are no longer permitted.  New FASB guidance will be issued as Accounting Standards Updates, which will be incorporated into the Codification.

As of January 1, 2009, the Company adopted FASB guidance that materially changes the accounting and reporting for minority interests, and requires retrospective application of its presentation and disclosure requirements for all periods presented.  Minority interests have been reclassified as noncontrolling interests and included as a component of total equity; previously minority interests were separately classified on the consolidated balance sheet and not included as a component of total equity.  Included in consolidated equity are noncontrolling interests of $14,250,000 as of December 31, 2009 and December 31, 2008.

Certain amounts for prior periods have been reclassified to be consistent with the 2009 presentation.

Critical Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  Actual results could differ from those estimates.

Profit Recognition on Sales of Real Estate – When the Company has an obligation to complete improvements on property subsequent to the date of sale, it utilizes the percentage of completion method of accounting to record revenues and cost of sales.  Under percentage of completion accounting, the Company recognizes revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas.  Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets.

The Company believes it can reasonably estimate its future costs and profit allocation in order to determine how much revenue should be deferred.  However, such estimates are based on numerous assumptions and require management’s judgment.  For example, the estimate of future development costs includes an assumption about the cost of construction services for which the Company has no current contractual arrangement.  If the estimate of these future costs proves to be too low, then the Company will have recognized too much profit as of the date of sale resulting in less profit to be reported as the improvements are completed.  However, to date the Company’s estimates of future development costs that have been used to determine the amount of revenue to be deferred at the date of sale have subsequently been proven to be reasonably accurate.

During the fourth quarter of 2009, the Company completed all the required improvements for sold properties; accordingly, all of the remaining deferred revenue was recognized in income.

Income Taxes –   The Company provides for income taxes using the liability method.  The Company records a valuation allowance to reduce its net deferred tax asset to an amount that the Company expects is more likely than not to be realized.  If the Company’s estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period.  The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on the Company’s projection of taxable income in the future.  Since any projection of future profitability is inherently unreliable, changes in the valuation allowance should be expected.

During the fourth quarter of 2008, local, national and worldwide economic conditions deteriorated significantly, which adversely affected the real estate market at the San Elijo Hills project and across the country.  The Company updated its projections of future taxable income for its remaining property at the San Elijo Hills project and concluded that an increase to the deferred tax valuation allowance of $9,100,000 was required.  The Company’s estimate does not include any real estate development profit at the Otay Ranch and Rampage properties, since the development plans for these projects are uncertain.  The Company calculated the allowance based on the assumption that it would be able to generate future taxable income which would be sufficient to utilize approximately $29,000,000 of the Company’s net operating loss carryforwards (“NOLs”), but not any of its alternative minimum tax credit carryovers.

The Company records interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.

Provision for Environmental Remediation – The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable.  During 2002, the Company recorded a charge of $11,150,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by a subsidiary of Otay Land Company.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  The Company is unable to predict with certainty when the remediation will commence.

Provision for Impairment Losses on Real Estate – The Company’s real estate is carried at cost.  Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of the carrying amount of its real estate in accordance with GAAP and, if impaired, reduces the carrying amount to its estimated fair value.  The process involved in evaluating assets for impairment and determining fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.

During the fourth quarter of 2008, the estimated market prices for residential condominium units at the San Elijo Hills Towncenter decreased significantly.  The selling prices for similar units in the surrounding area have been adversely impacted by deteriorating general economic conditions both locally and nationally.  The Company plans to sell the residential units in the San Elijo Hills Towncenter during the next few years, and the Company concluded that the falling prices of similar units in the area indicated that the expected selling prices for the Towncenter condominium units might not be realizable.  The Company evaluated the recoverability of the carrying amount of the Towncenter condominium units, and concluded that the carrying value of units was not recoverable and recorded a provision of $4,150,000 to reduce the carrying amount of the units to their estimated fair value.

The Company utilized a discounted cash flow technique to determine the fair value of the condominium units.  The condominium units were still under development and as required by GAAP the Company’s projection of future cash flows was reduced by estimates of all future development costs, including capitalized interest.  Future selling prices were based on the Company’s best estimate of market conditions when the units would be available for sale, discounted using a rate that appropriately reflects the inherent risks.  The Company does not believe that there is any set of reasonable assumptions it could have made resulting in a conclusion that the condominium units were not impaired.  However, since the amount of the impairment recorded is greatly impacted by the estimated selling prices and the timing of the sales, the actual gain or loss recognized upon ultimate sale is uncertain.  If the market values for these units decline in the future or if the Company lowers its estimate of the future cash flows for other reasons, further reductions to the carrying amount could be required.

The Company did not record any provisions for impairment losses during the years ended December 31, 2009 and 2007.

Real Estate – Real estate includes all expenditures incurred in connection with the acquisition, development and construction of the property, including interest and property taxes.  At acquisition, land costs are allocated to individual parcels or lots based on relative fair values.  Subsequent to acquisition, substantially all development costs are specifically identifiable to individual parcels or lots, or are considered allocated costs that are allocated principally based on acreage (principally property taxes, legal fees and consulting fees).  Capitalized land costs are charged to cost of sales at the time that revenue is recognized.

Cash and Cash Equivalents – Cash equivalents are money market accounts and short-term, highly liquid investments that have maturities of less than three months at the time of acquisition.

Investments – Securities with maturities equal to or greater than three months at the time of acquisition are classified as investments available for sale, and are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders’ equity, net of taxes.  The cost of securities sold is based on specific identification.

Recognition of Fee Income – The Company receives co-op marketing and advertising fees from the San Elijo Hills project that are paid at the time builders sell homes, are generally based upon a fixed percentage of the homes’ selling price, and are recorded as revenue when the home is sold.

Revenue and Profit Sharing Arrangements – Certain of the Company’s lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved.  The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and are generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement.  The Company’s policy is to accrue revenue earned pursuant to these agreements when amounts are payable pursuant to the lot purchase agreements, which is classified as sales of real estate.

The Company has not recognized any income from revenue or profit sharing arrangements during the last three years.

Option Deposits – Option payments received from prospective buyers are recognized as liabilities until the title of the real estate is transferred or the option is forfeited, or in the case of refundable deposits, the prospective buyer decides not to purchase the real estate and the deposit is returned.  At December 31, 2009, the liability for non-refundable option payments was $650,000.

Capitalization of Interest and Real Estate Taxes – Interest and real estate taxes attributable to land and property construction are capitalized and added to the cost of those properties while the properties are being actively developed.

Farming Activities – Income and expense from farming related activities at the Rampage property are included with interest and other income, net in the Company’s consolidated statements of operations.  See Note 9 for more information.

Share-Based Compensation – The cost of all share-based payments to employees, including grants of employee stock options and warrants, are recognized in the financial statements based on their fair values.  The cost is recognized as an expense over the vesting period of the award.  The fair value of each award is estimated at the date of grant using the Black-Scholes option pricing model.

Recently Issued Accounting Standards – In June 2009, the FASB issued guidance for the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, that eliminates the concept of a qualifying special-purpose entity, establishes specific conditions that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain/loss on a transfer accounted for as a sale under certain circumstances, and requires enhanced disclosures.  The Company does not believe that the adoption of this guidance will have any impact on its consolidated financial statements.

In June 2009, the FASB issued guidance effective for fiscal years beginning after November 15, 2009, that requires an enterprise to qualitatively determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”), which would result in the enterprise being the primary beneficiary of the VIE.  This determination of the primary beneficiary is based upon the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  It also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures.  The Company does not believe that the adoption of this guidance will have any impact on its consolidated financial statements.

2.           ACQUISITION OF CDS

In October 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, “Leucadia”) all of the issued and outstanding shares of capital stock of CDS which, through its majority-owned indirect subsidiary, San Elijo Hills Development Company, LLC (“San Elijo”), is the owner of the San Elijo Hills project, a master-planned community located in the City of San Marcos, in San Diego County, California.  The Company has been the development manager for the San Elijo Hills project since August 1998.    The purchase price of $25,000,000 consisted of $1,000,000 in cash and 2,474,226 shares of the Company’s common stock, which represented approximately 30% of the Company’s outstanding common shares.  Prior to the acquisition, Leucadia had also committed to obtain project improvement bonds for the San Elijo Hills project which is required prior to the commencement of any project development (see Note 12).

3.           INVESTMENTS

At December 31, 2009, the Company’s investments consisted of fixed income securities issued by the U.S. Government and corporate bonds, which were classified as available for sale.  At December 31, 2008, the Company’s investments consisted of fixed income securities issued by the U.S. Government and U.S. Government-Sponsored Enterprises, which were classified as available for sale.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31, 2009 and 2008 are as follows (in thousands):

					Fair Value Measurements
					Using
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Estimated Fair Value
2009
Bonds and notes:
U.S. Treasury securities	$52,500	$52,483	$10	$-	$52,493	$-	$52,493
Corporate bonds	4,520	4,484	61	-	-	4,545	4,545
Total	$57,020	$56,967	$71	$-	$52,493	$4,545	$57,038

2008
Bonds and notes:
U.S. Treasury securities	$36,650	$36,558	$88	$-	$36,646	$-	$36,646
U.S. Government-Sponsored Enterprises	21,100	21,087	6	4	21,089	-	21,089
Total	$57,750	$57,645	$94	$4	$57,735	$-	$57,735

Proceeds from sales of investments classified as available for sale were $15,400,000, $26,500,000 and $650,000 during 2009, 2008 and 2007, respectively.  Realized gross gains were $70,000 for 2009 and not material for 2008 and 2007.

The difference between the par value and amortized cost of an individual investment is accreted to interest income over the remaining life of the investment using the effective interest rate method.

4.           REAL ESTATE

A summary of real estate carrying values by project is as follows (in thousands):

	December 31,
	2009	2008

Held for development:
San Elijo Hills	$66,502	$67,379
Otay Ranch	29,215	26,620
Rampage	4,545	4,545
Subtotal	100,262	98,544
Held for investment – San Elijo Hills	4,011	-
Total	$104,273	$98,544

The San Elijo Hills and Otay Ranch projects are considered to be land under development while the Rampage property is not currently being developed.  Interest related to the San Elijo Hills project incurred and capitalized during 2009 and 2008 was $10,000 and $40,000, respectively.  All of the San Elijo Hills project land is pledged as collateral for the notes payable to trust deed holders described in Note 5.

During 2009, the Company completed construction and began leasing a portion of the Towncenter at the San Elijo Hills project.  Since the Company is collecting rental income and depreciating the property, $4,050,000 was transferred in 2009 from real estate under development to real estate held for investment.

5.           INDEBTEDNESS

Notes payable are non-recourse promissory notes to trust deed holders that mature on December 31, 2010, are non-interest bearing and are collateralized by the San Elijo Hills project land.  When a portion of the San Elijo Hills project is sold, a specified amount is required to be paid to the note holder in order to obtain a release of their security interest in the land.  Such amount is specified in the note agreements and takes into consideration prior note payments.  The sum of all payments made under these notes, whether denominated as interest, principal or otherwise, cannot exceed approximately $42,100,000.  As of December 31, 2009, $34,250,000 had been paid.

The notes payable to trust deed holders were recorded at fair value at the date of acquisition of CDS, based on the estimated future payments discounted at 6.5%.  The activity for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Beginning balance	$8,218	$8,953
Principal payments	(397)	(772)
Interest added to principal	13	37
Ending balance	$7,834	$8,218

At the end of each quarterly reporting period, the carrying amounts of the notes are compared to the most recent estimate of future payments.  The difference is amortized prospectively using the effective interest rate method.  The effective interest rate for the years ended December 31, 2009 and 2008 was 0.2% and 0.4%, respectively.  Effective January 1, 2010, the effective interest rate is 0.1%.  The notes will be fully repaid in 2010.

6.           NONCONTROLLING INTEREST

Through its ownership of CDS, the Company owns 80% of the common stock of CDS Devco, Inc. (“Devco”), which in turn owns 85% of the common stock of San Elijo Ranch, Inc. (“SERI”).  Pursuant to a stockholders’ agreement with the holder of the noncontrolling interest in Devco, the Company is entitled to a 15% return on all funds advanced to Devco, compounded annually, plus the return of its capital, prior to the payment of any amounts to the noncontrolling shareholder.  Once those amounts are paid, the noncontrolling shareholder is entitled to 20% of future cash flows distributed to shareholders.  Pursuant to a stockholders’ agreement with the holders of the noncontrolling interests in SERI, Devco loans funds to SERI and charges a 12% annual rate.  Once this loan is fully repaid, the noncontrolling shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders.  As of December 31, 2009, approximately $14,250,000 has been recognized for the Devco and SERI noncontrolling interests.  Amounts recorded for noncontrolling interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

7.           STOCK INCENTIVE PLANS

Under the Company’s Amended and Restated 1999 Stock Incentive Plan (the “Plan”), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year.  Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held.  In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares.  The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant.  Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant.  Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant.  No stock appreciation rights have been granted.  As of December 31, 2009, 469,900 shares were available for grant under the plan.

A summary of activity with respect to the Plan for 2009, 2008 and 2007 is as follows:

	Common Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2007	19,075	$56.16
Granted	6,000	$62.75
Exercised	(550)	$10.31		$30,000

Balance at December 31, 2007	24,525	$58.80
Granted	6,000	$40.25
Exercised	(525)	$27.40		$10,000

Balance at December 31, 2008	30,000	$55.64
Granted	6,000	$23.00
Cancelled	(6,000)	$44.50

Balance at December 31, 2009	30,000	$51.34	2.5 years	$10,000

Exercisable at December 31, 2009	15,000	$60.58	1.5 years	$-

The Company recorded compensation cost related to stock incentive plans of $100,000, $120,000 and $110,000 for the years ended December 31, 2009, 2008 and 2007, respectively; such costs reduced net income or increased net loss by $60,000, $70,000 and $60,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009, total unrecognized compensation cost related to nonvested share-based compensation plans was $150,000; this cost is expected to be recognized over a weighted-average period of 1.3 years.

The following summary presents the assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31, 2009:

	2009	2008	2007

Risk free interest rate	2.36%	3.05%	4.34%
Expected volatility	42.96%	24.13%	32.11%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	4.3 years	4.3 years	4.3 years
Fair value per grant	$8.66	$10.20	$20.80

The expected life assumptions were based on historical behavior for the awards identified.  The expected volatility was based on the historical behavior of the Company’s stock price.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock.  In October 2008, the Company purchased 394,931 shares of the Company’s common stock for approximately $5,900,000 in a private transaction with an unrelated party.  During the first quarter of 2009, the Company purchased 478 shares of the Company’s common stock in an open market transaction in accordance with the Company’s repurchase plan.  After considering these transactions, the Company can repurchase up to 104,591 common shares without board approval.  Repurchased shares would be available for, among other things, use in connection with the Company’s stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.

8.           SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, 2009 is comprised of the following (in thousands):

	2009	2008	2007

Developed lots at San Elijo Hills project	$14,707	$9,935	$22,575
Rampage	–	300	–
Total	$14,707	$10,235	$22,575

At the time the Company closes on sales of real estate at the San Elijo Hills project, a portion of the revenue is initially deferred if the Company is required to make significant improvements to the property.  For each of the three years in the period ended December 31, 2009, the activity in the deferred revenue account is as follows (in thousands):

	2009	2008	2007

Deferred revenue balance at January 1,	$5,758	$14,349	$34,446
Revenue deferred on the date of sale	–	27	468
Deferred revenue recognized in operations	(5,758)	(8,618)	(20,565)
Deferred revenue balance at December 31,	$–	$5,758	$14,349

During 2008, the Company repurchased a 131 unit multifamily site for $6,000,000 that had previously been sold to a homebuilder in 2005 for $36,000,000.  The Company’s obligation to the homebuilder to complete certain improvements under the original contract was terminated upon acquisition of the property; accordingly, the Company recognized all the remainder of the previously deferred revenue of $1,350,000 in operations.

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

9.           OTHER RESULTS OF OPERATIONS

Interest and other income, net for each of the three years in the period ended December 31, 2009 consists of the following (in thousands):

	2009	2008	2007

Insurance proceeds from weather related damages to grapes	$1,067	$–	$–
Interest income	596	2,355	5,352
Realty commissions	–	90	484
Farming activities, net	(1,213)	499	(478)
Homebuilder fees	390	–	–
Rental income from San Elijo Towncenter	69	–	–
Rental income from corporate office	32	–	–
Rental income from Leucadia	12	12	12
Net securities gains	65	2	–
Other	4	18	3
Total	$1,022	$2,976	$5,373

For the three years ended December 31, 2009, 2008 and 2007 farming activities, net includes farming income at the Rampage property of $1,950,000, $1,700,000 and $950,000, respectively.  For 2009, 2008 and 2007 farming expenses totaled $3,150,000, $1,200,000 and $1,400,000, respectively.  In addition, during 2009 the Company received insurance proceeds of $1,050,000 as a result of weather damage to the grapes, which is reflected on a separate line in the table above.  During 2008, farming activities, net includes $600,000 of past due rent payments from the former owner of the Rampage property that had been in dispute.

For the year ended December 31, 2008, general and administrative expenses include termination benefits paid to certain employees aggregating $400,000.  Except for costs related to continuation of medical benefits, which are not material, all amounts due to the terminated employees were fully paid in 2008.

Advertising costs expensed as general and administrative expenses were $250,000, $1,150,000 and $2,000,000 for 2009, 2008 and 2007, respectively.

10.           INCOME TAXES

The benefit (provision) for income taxes for each of the three years in the period ended December 31, 2009 was as follows (in thousands):

	2009	2008	2007

State income taxes – current	$(15)	$144	$(1,023)
State income taxes – deferred	(185)	329	(68)
Federal income taxes – current	(458)	917	(836)
Federal income taxes – deferred	(1,034)	(8,033)	(1,827)
	$(1,692)	$(6,643)	$(3,754)

Current federal income taxes for all years principally relates to federal alternative minimum tax.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

	2009	2008	2007

Expected federal income tax benefit (provision)	$(1,570)	$1,334	$(4,296)
State income taxes, net of federal income tax benefit	(286)	211	(709)
Increase in deferred tax valuation allowance	–	(9,120)	–
Recognition of previously unrecognized tax benefits	245	975	1,277
Other	(81)	(43)	(26)
Actual income tax provision	$(1,692)	$(6,643)	$(3,754)

The Company and its wholly-owned subsidiaries have NOLs available for federal income tax purposes of $31,150,000 as of December 31, 2009.  The NOLs were generated during 1996 to 2008 and expire in 2011 to 2028 as follows (in thousands):

Year of Expiration	Loss Carryforwards

2010	$–
2011	1,010
2012	8,671
2013	11,919
2014	9,031
Thereafter	515
$31,146

At December 31, 2009 and 2008 the net deferred tax asset consisted of the following (in thousands):

	2009	2008

NOL carryforwards	$10,901	$11,686
Land basis	5,944	6,313
Minimum tax credit carryovers	29,711	29,272
Other, net	4,175	4,671
	50,731	51,942
Valuation allowance	(36,401)	(36,401)
	$14,330	$15,541

As discussed above, during 2008 the Company recorded a provision of $9,100,000 to increase the valuation allowance for the net deferred tax asset due to the uncertainty of future taxable income necessary for realization of the net deferred tax asset.  The calculation of the valuation allowance recognizes that the Company’s NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%.  When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which generally can be used to reduce its future federal income tax once it has used all of its NOLs and becomes subject to the regular tax (as opposed to the alternative minimum tax).  Alternative minimum tax credit carryovers have no expiration date.  Assuming the Company generates sufficient taxable income in the future to fully utilize its NOLs, it will have paid approximately $36,000,000 in federal alternative minimum taxes, generating minimum tax credit carryovers of the same amount to reduce future federal income taxes payable.  However, because the minimum tax credit carryovers do not offset alternative minimum tax, effectively they are only able to reduce the Company’s federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $240,000,000 of taxable income above its current estimate to fully use all of the credits.  As a result, the Company has fully reserved for this benefit in its valuation allowance.

Effective January 1, 2007, the Company adopted new FASB guidance that prescribed the accounting for and disclosure of uncertainty in income tax positions.  This guidance specifies a recognition threshold that must be met before any part of the benefit of a tax position can be recognized in the financial statements, specifies measurement criteria and provides guidance for classification and disclosure.  As a result of the adoption of this guidance, the Company reduced its liability for uncertain tax positions by $400,000, which was accounted for as a reduction to its accumulated deficit as of January 1, 2007.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total

Balance, January 1, 2007	$2,280	$480	$2,760
Additional interest expense recognized	–	100	100
Reductions as a result of the lapse of the statute of limitations	(1,000)	(300)	(1,300)

Balance, December 31, 2007	1,280	280	1,560
Additional interest expense recognized	–	20	20
Reductions as a result of the lapse of the statute of limitations	(835)	(140)	(975)

Balance, December 31, 2008	445	160	605
Additional interest expense recognized	–	10	10
Reductions as a result of the lapse of the statute of limitations	(190)	(55)	(245)

Balance, December 31, 2009	$255	$115	$370

If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower the Company’s effective income tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by an additional $250,000 upon the expiration of the statute of limitations.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2005, and with respect to California state income tax returns through 2004.

11.           INCOME (LOSS) PER SHARE

Basic income (loss) per share of common stock was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, and for diluted income (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations.  The numerators and denominators used to calculate basic and diluted income (loss) per share for 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007

Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$2,807	$(9,927)	$6,820

Denominator for basic income (loss) per share– weighted average shares	7,880	8,207	8,274
Stock options	–	–	2
Denominator for diluted income (loss) per share– weighted average shares	7,880	8,207	8,276

For 2009, there is no difference between basic and diluted per share amounts because the exercise prices of all stock options were greater than the average market price for the period.  For 2008, options to purchase 315 shares were not included in the computation of diluted loss per share as the result was antidilutive.

12.           COMMITMENTS AND CONTINGENCIES

Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia.  Effective October 2002, as a result of the acquisition of CDS, sublease payments from Leucadia reflected in other income were $12,000 in each of 2009, 2008 and 2007.  Rental expense (net of sublease income) was $350,000, $300,000 and $250,000 in 2009, 2008 and 2007, respectively.  During 2007, the lease term was amended to add space and extend the term to August 2013.  Future minimum annual rentals (exclusive of real estate, maintenance and other charges) are approximately $400,000 per year for the remainder of the lease term.

On January 6, 2005, an owner of property adjacent to the Rampage property filed a complaint against the Company and the former owners of the Rampage property.  The complaint alleged that the value of an option to purchase a portion of the Rampage property was devalued by approximately $3,000,000 due to poor farming practices.  During 2008, the Company entered into an agreement to settle the farming practices complaint pursuant to which the Company paid the buyer $1,150,000, and the buyer purchased a 17 acre parcel at the Rampage property for a cash payment to the Company of $300,000.

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the “City”) prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, one of CDS’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2009, the amount of outstanding bonds was approximately $5,050,000, none of which has been drawn upon.

Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by the Kemper Insurance Companies (“Kemper”).  The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999.  This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies.  Kemper has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators.  Although Kemper is not in receivership proceedings, it is operating under restrictive orders entered by insurance regulators.  It is uncertain whether Kemper will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay any claim (the Company has not made any claims to date).  In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through August 1, 2007.  In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2010.

The Company is subject to litigation which arises in the course of its business.  Except as otherwise disclosed herein, based on discussions with counsel, management is of the opinion that such litigation is not likely to have any material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

On June 25, 2009, a lawsuit was filed against the Company, its president and certain affiliates of the Company by a minority stockholder of Devco.  The action, entitled Walter E. Wolf v. Paul J. Borden, CDS Devco, Inc., CDS Holding, Inc., San Elijo Ranch, Inc. and HomeFed Corporation was filed in the Superior Court of the State of California for the County of San Diego.  The complaint alleges breach of fiduciary duty, fraud, breach of contract and intentional interference with contract in connection with the Company's relationship with SERI.   The complaint alleges that the plaintiff should have received additional distributions from Devco, and that Devco should have received additional distributions from SERI.  The action seeks recovery of unspecified monetary damages, declaratory relief, an accounting and such other relief as the court may award.  The Company believes that the case is without merit and intends to vigorously defend itself.

13.           ADMINISTRATIVE SERVICES AGREEMENT

Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to the Company, including providing the services of the Company’s Secretary.  Administrative fees paid to Leucadia were $180,000 in each of 2009, 2008 and 2007.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

14.           FAIR VALUE

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and notes payable.  For cash and cash equivalents and investments available for sale, the carrying amounts of such financial instruments approximate their fair values.  The fair value of notes payable were determined based on the present value of future cash flows, discounted at a rate that appropriately reflects the inherent risks.  At December 31, 2009 and 2008, the fair values of notes payable are estimated to be $7,200,000 and $6,900,000, respectively.

As more fully discussed above, the Company recorded an impairment charge for condominium units at the San Elijo Hills Towncenter, which reduced the carrying amount of those assets to their fair value of $800,000 at December 31, 2008.  Since the Company utilized a discounted cash flow technique to determine the fair value of the condominium units, the fair value determined for the condominium units is considered to be based on Level 3 inputs (significant unobservable inputs).  The San Elijo Hills Towncenter is classified as a real estate asset as of December 31, 2008, and is the only asset or liability measured at fair value on a nonrecurring basis as of December 31, 2008.  No assets or liabilities were measured at fair value on a nonrecurring basis as of December 31, 2009.

The Company does not invest in any derivatives or engage in any hedging activities.

15.           SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)

2009:
Sales of real estate	$2,034	$1,479	$2,477	$8,717
Co-op marketing and advertising fees	$40	$11	$76	$40
Cost of sales	$258	$137	$137	$3,844
Income (loss) from operations	$140	$(353)	$705	$2,972
Net income (loss) attributable to HomeFed Corporation common shareholders	$(421)	$(503)	$2,158	$1,573
Basic income (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.05)	$(0.06)	$0.27	$0.20
Diluted income (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.05)	$(0.06)	$0.27	$0.20

2008:
Sales of real estate	$880	$4,765	$2,343	$2,247
Co-op marketing and advertising fees	$34	$31	$71	$61
Cost of sales	$213	$542	$118	$365
Income (loss) from operations (a)	$(3,087)	$1,474	$(365)	$(4,810)
Net income (loss) attributable to HomeFed Corporation common shareholders (a) (b)	$(1,321)	$655	$1,485	$(10,746)
Basic income (loss) per common share attributable to HomeFed Corporation common shareholders (a) (b) (c)	$(0.16)	$0.08	$0.18	$(1.34)
Diluted income (loss) per common share attributable to HomeFed Corporation common shareholders (a) (b) (c)	$(0.16)	$0.08	$0.18	$(1.34)

(a)	During the fourth quarter of 2008, the Company recorded a provision for impairment losses on real estate of $4,150,000.

(b)	During the fourth quarter of 2008, the Company increased its deferred tax valuation allowance by recording an increase to its income tax provision of $9,100,000.

(c)	The quarterly basic and diluted per share amounts do not equal the annual per share amount.

16.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 19, 2010, the date of issuance of the financial statements.