Form 10-K/A
period 2009-12-31
HOMEFED CORP
filed 2010-04-29
CIK 833795

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]   No  [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [   ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

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
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

HomeFed Corporation (“HomeFed,” and the “Company,” “we,” “us” as used herein, refers to HomeFed and its subsidiaries, except as the context may otherwise require), is filing this Amendment No. 1 on Form 10-K/A (the  “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2010 (the “Original 10-K”).  This Amendment updates Part III in its entirety, to contain the information required therein.

Except for the changes to Part III and the filing of the related certifications, this Amendment makes no other changes to the Original 10-K.  This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

As of April 15, 2010, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at anytime during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Patrick D. Bienvenue, age 55.  Mr. Bienvenue has served as a director since August 1998.  Since January 1996, Mr. Bienvenue has served in a variety of executive capacities with real estate related subsidiaries of Leucadia and has been active in the community redevelopment activities of those subsidiaries. Mr. Bienvenue has both managerial and development experience in the real estate sector.

Paul J. Borden, age 61.  Mr. Borden has served as a director and our President since May 1998.  Mr. Borden was a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia’s real estate investments.  Prior to working for Leucadia he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

Timothy M. Considine, age 69.  Mr. Considine has served as a director since January 1992, serving as Chairman of the Board from 1992 to December 1999, and is employed on a part-time basis by Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002. Mr. Considine has accounting and managerial experience.  He also has experience advising the Port of San Diego on various real estate matters.  Mr. Considine also has experience serving on the boards of private entities.

Ian M. Cumming, age 69.  Mr. Cumming has served as a director since May 1999.  He has been a director and Chairman of the Board of Leucadia since June 1978 and a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986.  Mr. Cumming is also a director of Fortescue Metals Group Ltd (“Fortescue”), an Australian public company that is engaged in the mining of iron ore, in which Leucadia has an 8% equity interest.  Mr. Cumming is also a director of AmeriCredit Corp., an auto finance company, in which Leucadia has an approximate 25% interest and a director of Jefferies Group, Inc. (“Jefferies”), a publicly traded full service global investment bank and institutional securities firm serving companies and other investors in which Leucadia has an approximate 28% interest.  Mr. Cumming had been Chairman of the Board of The FINOVA Group Inc. (“FINOVA”), formerly a publicly traded middle market lender that was dissolved in November 2009, and a member of the Board of Managers of Premier Entertainment Biloxi, LLC.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his more than 30 years as Chairman and Chief Executive Officer of Leucadia.  He also has experience serving on the boards of directors and committees of both public and private entities.

Michael A. Lobatz, age 61.  Dr. Lobatz has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981.  Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Joseph S. Steinberg, age 66.  Mr. Steinberg has served as a director since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978.  Mr. Steinberg is also an alternate director of Fortescue and a director of Jefferies.  Mr. Steinberg had previously served as a director of Jordan Industries, Inc., White Mountains Insurance Group, Ltd and FINOVA, and was a member of the Board of Managers of Premier Entertainment Biloxi, LLC.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

Curt R. Noland, age 53.  Mr. Noland has served as Vice President of the Company since October 1998.  He has worked in the land development industry in San Diego County as a design consultant, merchant builder and a master developer since the 1980s.  From November 1997 until joining the Company, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills.  Prior to November 1997, Mr. Noland was employed for eight years by Aviara Land Associates, LP, a 1,000 acre master-planned resort community in Carlsbad, California.  He is also a licensed civil engineer and real estate broker.

Erin N. Ruhe, age 44.  Ms. Ruhe has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by the Company as Controller since January 1999.  Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

Audit Committee

The Board of Directors has a standing Audit Committee.  The Board of Directors has adopted a charter for the Audit Committee that was filed with the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.  The Audit Committee consists of Mr. Considine (Chairman) and Dr. Lobatz.  The Board of Directors has determined that Mr. Considine is qualified as an audit committee financial expert within the meaning of regulations of the Securities and Exchange Commission and is independent applying the NASDAQ Stock Market’s listing standards for independence.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely upon a review of the copies of the forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial shareholders, we believe that during the year ended December 31, 2009, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Business Practice

We have a Code of Business Practice, which is applicable to all of our directors, officers and employees, and includes a Code of Practice applicable to our principal executive officers and senior financial officers.  Both the Code of Business Practice and the Code of Practice are available without charge upon request. Requests should be addressed to Corporate Secretary, HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.  If any amendments to or waivers of our Code of Practice applicable to our principal executive officers and senior financial officers occur, we will file with the Securities and Exchange Commission all required information under cover of a Form 8-K.

Item 11.  Executive Compensation.

Compensation Discussion & Analysis

Introduction

The Board of Directors has a compensation committee consisting of Joseph S. Steinberg that determines and approves the compensation of the executive officers of the Company, including those named in the Summary Compensation Table (the “Named Executive Officers”).

Compensation Objectives and Philosophy

Our compensation philosophy is based upon rewarding current and past contributions, performance and dedication and providing incentives for superior long-term performance.  We believe that there should be a strong link between pay and performance of both the Company and the individual.  Accordingly, a large percentage of annual compensation consists of discretionary bonus compensation.  This ensures that compensation paid to an executive reflects the individual’s specific contributions to our success, the level and degree of complexity involved in his/her contributions to the Company and the Company’s overall performance.  We believe our compensation package aligns the interests of executive officers with those of our stockholders.

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

In considering executive compensation, the Compensation Committee takes into account an executive officer’s responsibilities, as well as the services rendered by the executive officer to the Company.

Elements of Compensation

Our compensation package for executive officers consists of three basic elements: (1) base salary; (2) annual bonus compensation; and (3) long-term incentives in the form of stock options granted pursuant to our amended and restated 1999 stock incentive plan (the “Option Plan”).

Other elements of compensation include medical and life insurance benefits available to employees generally.  Additionally, certain perquisites may be available to executive officers that are not available to other employees generally.

Each element of compensation serves a different purpose.  Salary and bonus payments are designed mainly to reward current and past performance, while stock options are designed to provide incentive for strong long-term future performance and are directly linked to stockholders’ interests because the value of the awards will increase or decrease based upon the future price of our common stock.

None of our executive officers is a party to an employment agreement with the Company.

Base Salary

Base salary is consistent with the executive’s office and level of responsibility, with annual salary increases which generally amount to a small percentage of the executive’s prior base salary, primarily reflecting cost of living increases.

Short-Term Incentives – Annual Bonus Compensation

Annual bonus compensation of executive officers is determined by the Compensation Committee based on its subjective assessment of an executive’s and the Company’s performance, given the cyclical nature of the real estate development industry.  Bonuses are subjective and are not based upon any formula or the application of any mathematical criteria.   While there is no agreement to pay annual bonuses, at the time each of the executive officers was employed by the Company there was a discussion that, in all but exceptional circumstances, annual subjective bonuses would be paid. The Compensation Committee considers the Company’s actual and estimated results of operations for the year in question, as well as operating results and bonus compensation for prior years.  The Committee also considers self-evaluations completed by each executive officer for the year, which provide the Compensation Committee with each executive’s subjective assessment of his or her achievements for the year, as well as identify personal goals for the coming year, and bonus recommendations from the Company’s President.

In evaluating each executive’s performance, the Compensation Committee takes into account the incremental value to the Company of obtaining project approvals and entitlements as the Company’s development projects progress, and places more emphasis on whether the executive’s performance has increased the long term value of the Company, rather than on the Company’s earnings for that year.  The Compensation Committee also recognizes that, due to the extended length of time that it takes to obtain land entitlements, especially in California where the Company’s business is centered, the current efforts of its executive officers may not result in operating profits for many years in the future.

Bonuses, which have varied from year to year, also reflect the Company’s profitability and activities for the year in question.  For example, in years in which the Company is actively selling real estate, the Compensation Committee is likely to subjectively consider the executive’s contribution to the sales effort and in years in which the Company is actively engaged in entitlement and land development efforts, the Compensation Committee is likely to consider the executive’s contribution to these efforts.  The Compensation Committee also subjectively considers the executive’s contribution in evaluating new opportunities, and also places importance upon the executive’s critical analysis that can result in avoiding making investments that do not meet the Company’s investment criteria and are not consummated, as well as on those opportunities that are consummated.

The Compensation Committee considered Mr. Borden’s efforts in 2009 in enabling the Company to move forward with its development projects and to favorably settle certain litigation.  The Compensation Committee also considered Mr. Borden’s role in the Company’s efforts to maximize the value of its investments, control costs and spending and find opportunities for the Company to increase revenue.

For Mr. Noland, the Compensation Committee considered his accomplishments in 2009, diligently pursuing the Company’s land planning and long-term entitlement activities, especially for the Company’s Otay Land project.  The Compensation Committee also recognized Mr. Noland’s role in assisting with land sales and acquisition efforts.

For Ms. Ruhe, the Compensation Committee considered her accomplishments in 2009 working with the Company’s outside auditors and legal counsel to ensure that the Company remains in compliance with its financial and legal responsibilities.  Ms. Ruhe managed the staff reduction process and determined where additional efficiencies could be obtained.  The Compensation Committee also favorably considered Ms. Ruhe’s willingness to expand her responsibilities in view of staff reductions.

Based upon the foregoing, on January 13, 2010, the Compensation Committee approved annual salary increases (effective January 1, 2010) and discretionary 2009 cash bonuses for each of the Named Executive Officers reflected in the Summary Compensation Table below.

Additionally, all employees of the Company received a discretionary 2009 year-end bonus equal to approximately 3% of base salary.

Long-Term Incentives – Stock Options

By means of our Option Plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

Options Awarded to Executive Officers

Occasionally, stock options may be awarded which, under the terms of our Option Plan, permit the executive officer or other employee to purchase shares of our common stock at not less than the fair market value of the shares of common stock at the date of grant.  The extent to which the employee realizes any gain is, therefore, directly related to increases in the price of our common stock and, therefore, stockholder value, during the period of the option.  In certain circumstances, options having an exercise price below the fair market value of our common stock on the date of grant may be issued (although none have been granted to date).  Options granted to executive officers generally become exercisable at the rate of 20% per year, commencing one year after the date of grant.  The number of stock options awarded to an executive officer is generally not based on any specific formula, but rather on a subjective assessment of the executive’s performance and the Company’s performance.  Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information.  Besides the options granted to Paul J. Borden by virtue of the automatic grant to directors, as discussed below, the last time that options were granted to executive officers was in 2000.

Options Awarded to Directors

Under the terms of our Option Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  As stated above, options are priced at the closing price on the date of grant.

In July 2009, pursuant to this automatic grant, Paul J. Borden was granted options to purchase 1,000 shares of our common stock with an exercise price of $23.00 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

Other Benefits; Executive Perquisites

Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

Mr. Borden maintains his primary residence in New Jersey.  We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California.  Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements.  As a result, beginning in 2005, the Board of Directors (without Mr. Borden’s participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.  In 2009, we paid Mr. Borden $50,509 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2009.

Mr. Noland receives the use of a Company owned car and certain related benefits.

No other Named Executive Officers receive perquisites.

Stock Ownership Requirements

We do not have a formal stock ownership requirement.

Accounting and Tax Matters

The cost of all share-based payments to employees or directors is recognized in the financial statements based on their fair values.  The cost is recognized as an expense over the vesting period of the award.

Under the provisions of Section 162(m) of the Internal Revenue Code of 1986, we would not be able to deduct compensation to our executive officers whose compensation is required to be disclosed for such year in excess of $1 million per year unless such compensation was within the definition of “performance-based compensation” or meets certain other criteria.  To qualify as “performance-based compensation,” in addition to certain other requirements, compensation generally must be based on achieving certain pre-established objective performance criteria.  The Board of Directors believes that compensation at such levels is not likely to be a recurring event and that it is in our interest to retain maximum flexibility in our compensation programs to enable us to appropriately reward, retain and attract the executive talent necessary to the Company’s success.  The Board recognizes that in appropriate circumstances compensation that is not deductible under Section 162(m) may be warranted and could be paid in the Board of Directors’ discretion.

Compensation Committee Report

I have reviewed and discussed with the Company’s management the above Compensation Discussion and Analysis (“CD&A”).  Based upon my review and discussions, I have recommended to the Board of Directors that the CD&A be included in this Form 10-K/A.

Compensation Committee

Joseph S. Steinberg

Summary Compensation Table

Name and Principal				Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Compensation (2)		Total

Paul J. Borden,	2009	$263,415	$157,902	$8,662	$152,659	(3)	$582,638
President	2008	$255,742	$182,672	$10,200	$202,984		$651,598
	2007	$245,907	$307,377	$20,803	$180,263		$754,350

Curt R. Noland,	2009	$170,465	$155,114	$-	$16,308	(4)	$341,887
Vice President	2008	$165,500	$104,965	$-	$17,274		$287,739
	2007	$159,145	$154,774	$-	$17,886		$331,805

Erin N. Ruhe,	2009	$137,917	$129,138	$-	$9,800		$276,855
Vice President,	2008	$133,900	$129,017	$-	$9,200		$272,117
Treasurer and	2007	$128,752	$178,863	$-	$9,000		$316,615
Controller

For information concerning 2008 compensation, see the Company’s Proxy Statement dated June 18, 2009; for information concerning 2007 compensation, see the Company’s Proxy Statement dated June 19, 2008.

(1)
This column represents the fair value of stock options granted to Mr. Borden in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 7 to the Company’s consolidated financial statements contained in the Original 10-K.

(2)
Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer.  The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(3)
For 2009, consists of non-cash compensation of $39,581 for maintaining a temporary residence in California and $20,269 for airfare to and from his primary residence in New Jersey, and director fees from the Company of $24,000. This column also includes transportation and the personal use of a Company car while in California and related expenses, as well as contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden.  For 2009, also includes $50,509 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.

(4)
Consists of non-cash compensation for use of a Company car and related expenses and contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Noland, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Noland.

Grants of Plan-Based Awards in 2009

This table provides information about equity awards granted to the named executives in 2009 under our 1999 Stock Option Plan.  As discussed in the CD&A, in 2009 Mr. Borden was granted options pursuant to the automatic grant to directors under the 1999 stock incentive plan.

All Other Option
		Awards: Number of	Exercise or Base	Grand Date Fair
		Securities Underlying	Price of Option	Value of Stock and
Name	Grant Date	Options (1)	Awards (2)	Option Awards (3)

Paul J. Borden	7/14/09	1,000	$23.00	$8,662
President

(1)	This column shows the number of common shares issuable under options granted in 2009. The options vest and become exercisable in four equal installments beginning on July 14, 2010.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of the Company’s common stock on the date of grant, July 14, 2009.

(3)
This column shows the fair value of stock options granted to the Named Executive Officer in 2009.  The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period.  For information on the valuation assumptions with respect to this grant refer to Note 7 to our consolidated financial statements contained in the Original 10-K.

Outstanding Equity Awards at Fiscal Year-End

This table provides information on the holdings of option awards by the Named Executive Officers at December 31, 2009.  This table includes exercisable and unexercisable options. The options vest and become exercisable in four equal annual installments, commencing one year from the grant date.  For additional information about the option awards, see the description of our Option Plan in the CD&A.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration
Name	Grant Date	Exercisable	Unexercisable	Price	Date

Paul J. Borden,	7/12/05	1,000	-	$65.19	7/12/10
President
	7/18/06	750	250	$65.50	7/18/11

	7/10/07	500	500	$62.75	7/10/12

	7/15/08	250	750	$40.25	7/15/13

	7/14/09	-	1,000	$23.00	7/14/14

Option Exercises and Stock Vested in Fiscal 2009

No stock options were exercised by the Named Executive Officers during 2009.

Director Compensation

In 2009, each director received a retainer of $24,000 for serving on the Board of Directors.  In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee, and Dr. Lobatz was paid $17,000 for serving on the Audit Committee.  Under the terms of our Amended and Restated 1999 Stock Incentive Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.  These options become exercisable at the rate of 25% per year commencing one year after the date of grant. As a result of this provision, options to purchase 1,000 shares of Common Stock at an exercise price of $23.00 per share were awarded to each of Messrs. Bienvenue, Considine, Cumming, Lobatz and Steinberg on July 14, 2009.  The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.

This table sets forth compensation paid to the non-employee directors during 2009.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total (3)

Patrick D. Bienvenue	$24,000	$8,662	$32,662
Timothy M. Considine	$50,000	$8,662	$58,662
Ian M. Cumming	$24,000	$8,662	$32,662
Michael A. Lobatz	$41,000	$8,662	$49,662
Joseph S. Steinberg	$24,000	$8,662	$32,662

(1)	This column reports the amount of cash compensation earned in 2009 for Board and committee service.

(2)
This column represents the fair value of options granted to directors in 2009 calculated in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 7 to the Company’s consolidated financial statements contained in the Original 10-K.

(3)	This table does not include disclosure for any perquisites and other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

Potential Payment Upon Termination of Employment

None of the Named Executive Officers is a party to an employment agreement.  However, under the terms of our current 1999 Stock Incentive Plan, the time within which to exercise vested options may be extended in accordance with the 1999 Stock Incentive Plan, but not beyond the expiration date of the Option, for a period of either three months, one year or three years, depending on the triggering event (which are various forms of termination of employment); these triggering events do not result in any acceleration of any unvested Options.  For the number of Options exercisable by each Named Executive Officer as of December 31, 2009 see the “Outstanding Equity Awards at Fiscal Year-End” table.

Upon the occurrence of an Extraordinary Event of the Company (as defined in the 1999 Stock Incentive Plan, including a change in control of the Company) all then-outstanding Options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2009, Paul J. Borden, the only Named Executive Officer holding Options, would have received $1,500 for his outstanding stock options (determined by multiplying (A) the spread between the $24.50 per common share closing price on December 31, 2009 and the per common share exercise price for each option by (B) the number of common shares covered by previously unvested options).

Compensation Policies and Risk Management

    As discussed herein, the Company does not have a formal compensation plan for any of its 13 full time employees.  Annually, the compensation committee will consider awarding incentive compensation awards that are purely discretionary, taking into account the employee’s individual performance as well as the Company’s performance for the particular year.  Accordingly, the Company believes that its compensation policies do not reward employees for imprudent risk taking.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans as of December 31, 2009.  All outstanding awards relate to the Company’s Common Stock.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	30,000	$51.34	469,900

Equity compensation
plans not approved
by security holders	-	-	-

Total	30,000	$51.34	469,900

Present Beneficial Ownership

Set forth below is certain information as of April 15, 2010, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) the trusts for the benefit of Mr. Steinberg’s children and  charitable foundations established by Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Leucadia National Corporation (a)	2,474,226		31.4%
Beck, Mack & Oliver LLC (b)	1,085,855	(b)	13.8%
Patrick D. Bienvenue	3,900	(c)	*
Paul J. Borden	2,700	(c)	*
Timothy M. Considine	4,400	(d)	*
Ian M. Cumming	611,059	(e)(f)	7.8%
Michael A. Lobatz	3,900	(c)	*
Curt R. Noland	5,000		*
Erin N. Ruhe	5,000		*
Joseph S. Steinberg	744,520	(f)(g)	9.4%
The Steinberg 1989 Trust	27,532	(h)	.3%
Cumming Foundation	172,330	(i)	2.2%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(j)	.5%
All Directors and executive officers as a group (8 persons)	1,380,479	(k)	17.5%
___________________
* Less than .1%.

(a)	The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b)
The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017.  Based upon a Schedule 13G dated January 28, 2010, filed by Beck, Mack & Oliver LLC (“BMO”) and discussions with BMO, the securities reported in BMO’s Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO.  Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients.  Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

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

(e)
Includes (i) 9,530 shares (.1%) beneficially owned by Mr. Cumming’s wife (directly and through trusts for the benefit of Mr. Cumming’s children of which Mr. Cumming’s wife is trustee) as to which Mr. Cumming may be deemed to be the beneficial owner, (ii) 60,000 shares (.8%) held by a corporation which is 50% owned by Mr. Cumming and 50% owned by Mr. Cumming’s wife and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.  Does not include 2,474,226 shares held by Leucadia which Mr. Cumming may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares.

(f)
Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company.  The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(g)
Includes (i) 3,676 shares (less than .1%) beneficially owned by Mr. Steinberg’s wife and daughter as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares (.8%) owned by trusts for the benefit of Mr. Steinberg’s children and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.  Does not include 2,474,226 shares held by Leucadia which Mr. Steinberg may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares.

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

As of April 15, 2010, Cede & Co. held of record 4,534,087 shares of our common stock (approximately 57.5% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

As described herein, our common stock are subject to transfer restrictions that are designed to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes.  Our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  Stockholders (and prospective stockholders) are advised that, under the tax law rules incorporated in these provisions, the acquisition of even a single share of common stock may be proscribed under our certificate of incorporation, given (among other things) the tax law ownership attribution rules as well as the tax law rules applicable to acquisitions made in coordination with or in concert with others.  The restriction will remain until the earliest of (a) December 31, 2010, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward.  The Company intends to submit for stockholder approval an amendment to its certificate of incorporation that would extend this transfer restriction.  The restriction may be waived by our Board of Directors.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Policies and Procedures with Respect to Transactions with Related Persons

The Board has adopted a policy for the review, approval and ratification of transactions that involve “related persons” and potential conflicts of interest (the “Related Person Transaction Policy”).

The Related Person Transaction Policy applies to each director and executive officer of the Company, any nominee for election as a director of the Company, any security holder who is known to own of record or beneficially more than five percent of any class of the Company’s voting securities, any immediate family member of any of the foregoing persons, and any corporation, firm, association or their entity in which one or more directors of the Company are directors or officers, or have a substantial financial interest (each a “Related Person”).

Under the Related Person Transaction Policy, a Related Person Transaction is defined as a transaction or arrangement involving a Related Person in which the Company is a participant or that would require disclosure in the Company’s filings with the SEC as a transaction with a Related Person.

Under the Related Person Transaction Policy, Related Persons must disclose to the Audit Committee any potential Related Person Transactions and must disclose all material facts with respect to such interest.  All Related Person Transactions will be reviewed by the Audit Committee and, in its discretion, approved or ratified.  In determining whether to approve or ratify a Related Person Transaction the Audit Committee will consider the relevant facts and circumstances of the Related Person Transaction, which may include factors such as the relationship of the Related Person with the Company, the materiality or significance of the transaction to the Company and the Related Person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operations.

Related Person Transactions

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned pursuant to the terms of agreements entered into when those subsidiaries were acquired by the Company.  Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of the Company’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2009 and March 31, 2010, the amount of outstanding bonds was approximately $5,050,000 and $3,700,000, respectively, none of which has been drawn upon.

Since 1995, Leucadia has been providing administrative and accounting services to the Company.  Under the current administrative services agreement, Leucadia provides services to the Company for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2009).  Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company’s Secretary, in addition to various administrative functions.  Ms. Maki is an officer of subsidiaries of Leucadia.  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

The Audit Committee or the Board has approved or ratified each of the foregoing.

Director Independence

The Board of Directors has determined that Mr. Considine and Dr. Lobatz are independent, applying the NASDAQ Stock Market’s listing standards for independence.

Item 14.  Principal Accounting Fees and Services.

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit work performed by the Company’s independent auditor, PricewaterhouseCoopers LLP.  The Audit Committee has pre-approved (i) certain general categories of work where no specific case-by-case approval is necessary (“general pre-approvals”) and (ii) categories of work which require the specific pre-approval of the Audit Committee (“specific pre-approvals”).  For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the Audit Committee is required.  The Audit Committee has delegated to the Committee chair the ability to pre-approve all of these services.  Any pre-approval decisions made by the Committee chair under this delegated authority will be reported to the full Audit Committee.  All requests for services to be provided by PricewaterhouseCoopers LLP that do not require specific approval by the Audit Committee must be submitted to the Controller of the Company, who determines whether such services are in fact within the scope of those services that have received the general pre-approval of the Audit Committee.  The Controller reports to the Audit Committee periodically.

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company's consolidated financial statements included in the Company's Form 10-K, the review of financial statements included in the Company's Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules.  All such services were approved by the Audit Committee.  Such amounts aggregated $218,000 and $240,000 for the years ended December 31, 2009 and 2008, respectively.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(b)          Exhibits.

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

HomeFed Corporation

Date: April 29, 2010	By:	/s/ Erin N. Ruhe
Name: Erin N. Ruhe
Title: Vice President, Treasurer and Controller