Form 10-Q
period 2010-03-31
HOMEFED CORP
filed 2010-04-30
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

YES   ☒                                NO           ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES    __                                NO           ___

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

YES    __                                NO           ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On April 29, 2010, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Dollars in thousands, except par value)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Real estate	$104,103	$104,273
Cash and cash equivalents	5,867	9,127
Investments available for sale (amortized cost of $57,399 and $56,967)	57,420	57,038
Accounts receivable, deposits and other assets	1,452	936
Net deferred tax asset	14,775	14,330
TOTAL	$183,617	$185,704

LIABILITIES
Notes payable	$7,837	$7,834
Accounts payable and accrued liabilities	2,521	2,922
Non-refundable option payments	650	650
Liability for environmental remediation	9,920	9,994
Other liabilities	447	765
	21,375	22,165

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	375,941	375,917
Accumulated other comprehensive income	13	43
Accumulated deficit	(228,121)	(226,726)
	147,912	149,313
Noncontrolling interest	14,330	14,226
	162,242	163,539

TOTAL	$183,617	$185,704

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

REVENUES
Sales of real estate	$1,979	$2,034
Co-op marketing and advertising fees	-	40
	1,979	2,074

EXPENSES
Cost of sales	1,615	258
General and administrative expenses	1,911	1,631
Administrative services fees to Leucadia National Corporation	45	45
	3,571	1,934

Income (loss) from operations	(1,592)	140

Interest and other income (expense), net	(575)	(921)

Loss before income taxes and noncontrolling interest	(2,167)	(781)
Income tax benefit	876	306

Net loss	(1,291)	(475)
Net income (loss) attributable to the noncontrolling interest	104	(54)

Net loss attributable to HomeFed Corporation common shareholders	$(1,395)	$(421)

Basic and diluted loss per common share attributable to
HomeFed Corporation common shareholders	$(0.18)	$(0.05)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three month periods ended March 31, 2010 and 2009
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income (Loss)	Deficit	Subtotal	Interest	Total

Balance, January 1, 2009	$79	$375,819	$54	$(229,533)	$146,419	$14,239	$160,658

Comprehensive loss:
Net change in
unrealized gain (loss)
on investments,
net of tax
benefit of $68			(102)		(102)		(102)
Net loss				(421)	(421)	(54)	(475)
Comprehensive loss					(523)	(54)	(577)
Share-based compensation expense		29			29		29
Purchase of common shares for treasury		(7)			(7)		(7)

Balance, March 31, 2009	$79	$375,841	$(48)	$(229,954)	$145,918	$14,185	$160,103

Balance, January 1, 2010	$79	$375,917	$43	$(226,726)	$149,313	$14,226	$163,539

Comprehensive loss:
Net change in
unrealized gain (loss)
on investments,
net of tax
benefit of $20			(30)		(30)		(30)
Net loss				(1,395)	(1,395)	104	(1,291)
Comprehensive loss					(1,425)	104	(1,321)
Share-based compensation expense		24			24		24

Balance, March 31, 2010	$79	$375,941	$13	$(228,121)	$147,912	$14,330	$162,242

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,291)	$(475)
Adjustments to reconcile net loss to net cash used for
operating activities:
Benefit for deferred income taxes	(425)	(85)
Share-based compensation expense	24	29
Net securities gains	-	(23)
Accretion of discount on investments available for sale	(44)	(106)
Changes in operating assets and liabilities:
Real estate	173	(3,279)
Accounts receivable, deposits and other assets	(908)	860
Deferred revenue	-	(2,034)
Accounts payable and accrued liabilities	(401)	(65)
Liability for environmental remediation	(74)	(61)
Other liabilities	74	(213)
Net cash used for operating activities	(2,872)	(5,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	(33,378)	(16,353)
Proceeds from maturities of investments available for sale	32,990	21,275
Proceeds from sale of investments	-	10,500
Net cash provided by (used for) investing activities	(388)	15,422

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common shares for treasury	-	(7)

Net increase (decrease) in cash and cash equivalents	(3,260)	9,963

Cash and cash equivalents, beginning of period	9,127	16,353

Cash and cash equivalents, end of period	$5,867	$26,316

Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$-	$-
Cash paid for income taxes	$435	$-

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report filed on Form 10-K, as amended, for such year (the “2009 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2009 was derived from the Company’s audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

Effective January 1, 2010, the Company adopted new Financial Accounting Standards Board guidance for the accounting for transfers of financial assets, and guidance for the accounting and reporting of variable interests and variable interest entities. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

2.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at March 31, 2010 was $350,000 (including $100,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Unrecognized tax benefits were not materially different at December 31, 2009.  Over the next twelve months, the Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by an additional $250,000 upon the expiration of the statute of limitations.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2005, and with respect to California state income tax returns through 2004.

3.	Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted loss per share for the three month periods ended March 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Numerator – net loss attributable to HomeFed Corporation common shareholders	$(1,395)	$(421)

Denominator for basic and diluted loss per share – weighted average shares	7,880	7,880

For the three month periods ended March 31, 2010 and 2009, there is no difference between basic and diluted per share amounts because all stock options were antidilutive.

4.	Related Party Transactions

Pursuant to the administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 for each of the three month periods ended March 31, 2010 and 2009.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until February 2013.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended March 31, 2010 and 2009.

5.	Interest and Other Income

Interest and other income, net includes interest income of $90,000 and $200,000 for the three month periods ended March 31, 2010 and 2009, respectively, and $80,000 of rental income for the 2010 period. Farming expenses, net at the Rampage property were $750,000 and $1,150,000 for the three month periods ended March 31, 2010 and 2009, respectively.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and notes payable that are collateralized by the San Elijo Hills project; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

					Fair Value Measurements Using
					Quoted Prices in Active Markets	Significant
	Par	Amortized	Gross Unrealized	Gross Unrealized	for Identical Assets	Other Observable Inputs	Total Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

March 31, 2010
U.S. Treasury securities	$53,900	$53,881	$-	$-	$53,881	$-	$53,881
Corporate bonds	3,530	3,518	21	-	-	3,539	3,539
Total	$57,430	$57,399	$21	$-	$53,881	$3,539	$57,420

December 31, 2009
U.S. Treasury securities	$52,500	$52,483	$10	$-	$52,493	$-	$52,493
Corporate bonds	4,520	4,484	61	-	-	4,545	4,545
Total	$57,020	$56,967	$71	$-	$52,493	$4,545	$57,038

As of March 31, 2010, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. At March 31, 2010 and December 31, 2009, the fair values of notes payable are estimated to be $7,350,000 and $7,200,000, respectively.  The fair value of notes payable were determined based on the present value of future cash flows, discounted at a rate that appropriately reflects the inherent risks.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Real Estate Sales Agreements

During the three month period ended March 31, 2010, the Company sold four of the twelve residential condominium units at the San Elijo Hills Towncenter for gross cash proceeds of $2,000,000 and recognized a gain of $350,000.  In April 2010, two additional units were sold for gross cash proceeds of $850,000, and three other units are in escrow.

As of April 29, 2010, the Company has entered into an agreement with a homebuilder that has not closed to sell 32 single family lots for aggregate cash proceeds of $7,000,000, pursuant to which it had received a non-refundable option payment of $650,000 in 2009.  The option payment is non-refundable if the Company fulfills its obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing.  Although this agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the three month periods ended March 31, 2010 and 2009, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills and Otay Ranch projects, general and administrative expenses and farming operations at the Rampage property.  In addition, net cash was used for estimated federal and state tax payments during the three month period ended March 31, 2010.  The Company’s principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments.  As of March 31, 2010, the Company had aggregate cash, cash equivalents and investments of $63,300,000 to meet its current liquidity needs and for future investment opportunities.

As of March 31, 2010, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	409
Multi-family units	167
Square footage of commercial space	50,100

As of April 29, 2010, the Company has entered into an agreement with a homebuilder that has not closed to sell 32 single family lots for aggregate cash proceeds of $7,000,000, pursuant to which it had received a non-refundable option payment of $650,000 in 2009.  The option payment is non-refundable if the Company fulfills its obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing.  Although this agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

As more fully discussed in the 2009 10-K, residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which have negatively affected sales and profits at the San Elijo Hills project.  The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes have declined substantially from the early years of the project’s development; there has been only one residential lot sale at the San Elijo Hills project since June 2006.

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

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which includes 12 residential condominium units and 11,000 square feet of commercial space.  Four of the twelve condominium units were sold in the first quarter of 2010, two were sold subsequent to March 31, 2010 and another three are in escrow.  The Company has entered into leases for eight of the nine phase one retail spaces covering 9,900 square feet; five of the tenants have opened for business.  The Company is currently evaluating design options for phase two of the Towncenter, which is expected to be comprised of office and retail space.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

There were no sales that closed during the three months ended March 31, 2009. During the three months ended March 31, 2010, the Company closed on sales of real estate and recognized revenues as follows:

Single family units	-
Multi-family units	-
Residential condominium units	4
Sales price	$2,000,000

As discussed in the 2009 10-K, a portion of the revenue from sales of real estate in prior years was deferred, and has been recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three month period ended March 31, 2009, revenues include amounts that were previously deferred of $2,000,000.  This amount was recognized upon the completion of certain required improvements. Revenues did not include any previously deferred amounts for the three month period ended March 31, 2010 since the Company completed all the required improvements for sold properties during 2009.

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

During the three month periods ended March 31, 2010 and 2009, cost of sales of real estate aggregated $1,600,000 and $300,000, respectively.  In 2009, cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting, subject to changes in estimate as discussed above.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the first quarter of 2010 and 2009.  As discussed in the 2009 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

There were no co-op marketing and advertising fees recorded during the three month period ended March 31, 2010.  The Company recorded co-op marketing and advertising fees of $40,000 for the three month period ended March 31, 2009.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $3,000 and $4,000 for the periods ended March 31, 2010 and 2009, respectively.

General and administrative expenses increased in 2010 as compared to the same period in 2009, primarily due to greater compensation expense, legal fees and franchise taxes.  The increase principally reflects $100,000 of higher estimated general bonus expense, $60,000 of greater legal fees related to the Otay Ranch project and $50,000 of greater franchise taxes.

The change in interest and other income (expense) for the 2010 period as compared to the same period in 2009 primarily reflects a decrease in farming expenses of $400,000 at the Rampage property resulting from decreased  vineyard rejuvenation, replanting and repairs.  Interest income also declined due to lower interest rates. Rental income increased by $70,000 relating to the opening of five leased retail spaces at the San Elijo Towncenter in the third and fourth quarters of 2009.

The Company’s effective income tax rate is higher than the federal statutory rate due to California state income taxes.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; recent turmoil in the mortgage lending markets; the economic strength of the Southern California region where our business is currently concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes in the United States generally and California in particular that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; changes in the composition of our assets and liabilities through acquisitions or divestitures; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; and our ability to generate sufficient taxable income to fully realize our deferred tax asset.  For additional information see Part I, Item 1A. Risk Factors in the 2009 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a)
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in internal control over financial reporting

(b)
There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

As disclosed in the 2009 10-K, the Company is a party to litigation brought by a minority shareholder of the Company's subsidiary, CDS Devco, Inc. ("Devco").  In response to the Company's motion challenging the legal sufficiency of the plaintiff's amended complaint, the court dismissed five of the eleven causes of action alleged, and found that the plaintiff could not maintain any breach of fiduciary duty claims in his own name but may only proceed on a derivative basis in the Company's name.  The plaintiff has filed for a discretionary writ of mandate to reverse this ruling.  Unless stayed, the matter is scheduled for trial in November 2010.  Discovery is in process.

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

HomeFed Corporation
(Registrant)

Date: April 30, 2010	By:	/s/ Erin N. Ruhe
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