Form 10-Q
period 2010-06-30
HOMEFED CORP
filed 2010-07-29
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

           YES   _____                                          NO           _____

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

                                                                            YES    _____                                         NO                X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On July 23, 2010, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Dollars in thousands, except par value)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Real estate	$104,448	$104,273
Cash and cash equivalents	18,779	9,127
Investments available for sale (amortized cost of $41,573 and $56,967)	41,579	57,038
Accounts receivable, deposits and other assets	1,862	936
Net deferred tax asset	15,827	14,330

TOTAL	$182,495	$185,704

LIABILITIES
Notes payable	$7,839	$7,834
Accounts payable and accrued liabilities	2,939	2,922
Non-refundable option payments	650	650
Liability for environmental remediation	9,842	9,994
Other liabilities	474	765

	21,744	22,165

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	375,992	375,917
Accumulated other comprehensive income	4	43
Accumulated deficit	(229,568)	(226,726)
Total HomeFed Corporation common shareholders' equity	146,507	149,313
Noncontrolling interest	14,244	14,226
Total equity	160,751	163,539

TOTAL	$182,495	$185,704

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and six month periods ended June 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2010	2009	2010	2009

REVENUES
Sales of real estate	$1,257	$1,479	$3,236	$3,513
Co-op marketing and advertising fees	-	11	-	51
	1,257	1,490	3,236	3,564

EXPENSES
Cost of sales	1,070	137	2,685	395
General and administrative expenses	2,283	1,661	4,194	3,292
Administrative services fees to Leucadia
National Corporation	45	45	90	90
	3,398	1,843	6,969	3,777

Loss from operations	(2,141)	(353)	(3,733)	(213)

Interest and other income (expense), net	(434)	(688)	(1,009)	(1,609)

Loss before income taxes and
noncontrolling interest	(2,575)	(1,041)	(4,742)	(1,822)
Income tax benefit	1,042	380	1,918	686

Net loss	(1,533)	(661)	(2,824)	(1,136)
Net income (loss) attributable to the
noncontrolling interest	(86)	(158)	18	(212)

Net loss attributable to HomeFed
Corporation common shareholders	$(1,447)	$(503)	$(2,842)	$(924)

Basic and diluted loss per common share
attributable to HomeFed Corporation
common shareholders	$(0.18)	$(0.06)	$(0.36)	$(0.12)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six month periods ended June 30, 2010 and 2009
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income (Loss)	Deficit	Subtotal	Interest	Total

Balance, January 1, 2009	$79	$375,819	$54	$(229,533)	$146,419	$14,239	$160,658

Comprehensive loss:
Net change in unrealized gain (loss)
on investments, net of taxes of $24			35		35		35
Net loss				(924)	(924)	(212)	(1,136)
Comprehensive loss					(889)	(212)	(1,101)
Share-based compensation expense		57			57		57
Purchase of common shares for treasury		(7)			(7)		(7)

Balance, June 30, 2009	$79	$375,869	$89	$(230,457)	$145,580	$14,027	$159,607

Balance, January 1, 2010	$79	$375,917	$43	$(226,726)	$149,313	$14,226	$163,539

Comprehensive loss:
Net change in unrealized gain (loss)
on investments, net of tax benefit of $26			(39)		(39)		(39)
Net loss				(2,842)	(2,842)	18	(2,824)
Comprehensive loss					(2,881)	18	(2,863)
Share-based compensation expense		75			75		75

Balance, June 30, 2010	$79	$375,992	$4	$(229,568)	$146,507	$14,244	$160,751

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,824)	$(1,136)
Adjustments to reconcile net loss to net cash used for
operating activities:
Benefit for deferred income taxes	(1,471)	(266)
Share-based compensation expense	75	57
Net securities gains	(1)	(24)
Accretion of discount on investments available for sale	(79)	(185)
Changes in operating assets and liabilities:
Real estate	(170)	(5,778)
Accounts receivable, deposits and other assets	(1,318)	701
Deferred revenue	-	(3,513)
Accounts payable and accrued liabilities	17	198
Liability for environmental remediation	(152)	(104)
Other liabilities	101	(411)
Net cash used for operating activities	(5,822)	(10,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	(65,743)	(51,820)
Proceeds from maturities of investments available for sale	67,020	51,500
Proceeds from sale of investments	14,197	12,529
Net cash provided by investing activities	15,474	12,209

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments to trust deed note holders	-	(6)
Purchase of common shares for treasury	-	(7)
Net cash used for financing activities	-	(13)

Net increase in cash and cash equivalents	9,652	1,735

Cash and cash equivalents, beginning of period	9,127	16,353

Cash and cash equivalents, end of period	$18,779	$18,088

Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$-	$-
Cash paid for income taxes	$443	$-

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report filed on Form 10-K, as amended, for such year (the “2009 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2009 was derived from the Company’s audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

Effective January 1, 2010, the Company adopted new Financial Accounting Standards Board guidance for the accounting for transfers of financial assets, and guidance for the accounting and reporting of variable interests and variable interest entities. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

2.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at June 30, 2010 was $350,000 (including $100,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Unrecognized tax benefits were not materially different at December 31, 2009.  Over the next twelve months, the Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by an additional $250,000 upon the expiration of the statute of limitations.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2005, and with respect to California state income tax returns through 2004.

3.	Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted loss per share for the three and six month periods ended June 30, 2010 and 2009 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Numerator – net loss attributable to HomeFed Corporation common shareholders	$(1,447)	$(503)	$(2,842)	$(924)

Denominator for basic and diluted loss per share – weighted average shares	7,880	7,880	7,880	7,880

For the three and six month periods ended June 30, 2010 and 2009, there is no difference between basic and diluted loss per share amounts because the effect of increasing the weighted average number of common shares for incremental shares issuable upon exercise of outstanding options is antidilutive.

4.	Related Party Transactions

Pursuant to an administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 and $90,000 for each of the three and six month periods ended June 30, 2010 and 2009, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until February 2013.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended June 30, 2010 and 2009, and $6,000 for each of the six month periods ended June 30, 2010 and 2009.

5.	Interest and Other Income (Expense), net

Interest and other income, net includes interest income of $70,000 and $180,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $160,000 and $380,000 for the six month periods ended June 30, 2010 and 2009, respectively.

For the three and six month periods ended June 30, 2010, rental income aggregated $100,000 and $200,000, respectively.

Farming expenses, net at the Rampage property were $650,000 and $900,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $1,400,000 and $2,050,000 for the six month periods ended June 30, 2010 and 2009, respectively.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and notes payable that are collateralized by the San Elijo Hills project; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2010 and December 31, 2009 are as follows (in thousands):

					Fair Value Measurements Using
					Quoted Prices in Active Markets	Significant Other
	Par	Amortized	Gross Unrealized	Gross Unrealized	for Identical Assets	Observable Inputs	Total Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

June 30, 2010
U.S. Treasury securities	$41,600	$41,573	$6	$-	$41,579	$-	$41,579

December 31, 2009
U.S. Treasury securities	$52,500	$52,483	$10	$-	$52,493	$-	$52,493
Corporate bonds	4,520	4,484	61	-	-	4,545	4,545
Total	$57,020	$56,967	$71	$-	$52,493	$4,545	$57,038

As of June 30, 2010, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. At June 30, 2010 and December 31, 2009, the fair values of notes payable are estimated to be $7,500,000 and $7,200,000, respectively.  The fair value of notes payable were determined based on the present value of future cash flows, discounted at a rate that appropriately reflects the inherent risks.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Real Estate Sales Agreements

During the three month period ended June 30, 2010, the Company sold three residential condominium units at the San Elijo Hills Towncenter (“Towncenter”) for gross cash proceeds of $1,250,000 and recognized a gain of $200,000.  During the six month period ended June 30, 2010, the Company sold seven residential condominium units at the Towncenter for gross cash proceeds of $3,250,000 and recognized a gain of $550,000.  In July 2010, one additional unit was sold for gross cash proceeds of $500,000; one other unit is in escrow and three units remain to be sold.

As of June 30, 2010, the Company has entered into an agreement with a homebuilder, that has not closed, to sell 32 single family lots for aggregate cash proceeds of $7,000,000, pursuant to which it had received a non-refundable option payment of $650,000 in 2009.  In addition, as of July 29, 2010, the Company has entered into two agreements with homebuilders, that have not closed, to sell 131 multi-family units and 52 single family lots for aggregate cash proceeds of $18,500,000 and $13,600,000, respectively, pursuant to which it has received non-refundable option payments of $1,000,000 and $1,350,000, respectively, subsequent to June 30, 2010.  These option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchasers decide not to close, the Company’s recourse will be primarily limited to retaining the option payments.

8.	Stock Options

On May 11, 2010, options to purchase an aggregate of 74,500 shares of common stock were granted to employees under the Company’s stock option plan at an exercise price of $25.00 per share, the then current market price per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the six month periods ended June 30, 2010 and 2009, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills and Otay Ranch projects, general and administrative expenses and farming operations at the Rampage property.  In addition, net cash was used for estimated federal and state tax payments during the six month period ended June 30, 2010.  The Company’s principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments.  As of June 30, 2010, the Company had aggregate cash, cash equivalents and investments of $60,350,000 to meet its current liquidity needs and for future investment opportunities.

As of June 30, 2010, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	409
Multi-family units	164
Square footage of commercial space	50,100

As of June 30, 2010, the Company has entered into an agreement with a homebuilder, that has not closed, to sell 32 single family lots for aggregate cash proceeds of $7,000,000, pursuant to which it had received a non-refundable option payment of $650,000 in 2009.  In addition, as of July 29, 2010, the Company has entered into two agreements with homebuilders, that have not closed, to sell 131 multi-family units and 52 single family lots for aggregate cash proceeds of $18,500,000 and $13,600,000, respectively, pursuant to which it has received non-refundable option payments of $1,000,000 and $1,350,000, respectively, subsequent to June 30, 2010.  These option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchasers decide not to close, the Company’s recourse will be primarily limited to retaining the option payments.

As more fully discussed in the 2009 10-K, residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which have negatively affected sales and profits at the San Elijo Hills project.  The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes have declined substantially from the early years of the project’s development; there has been only one sale of residential lots at the San Elijo Hills project since June 2006.

The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market recovers.  Although the Company has received unsolicited offers, the Company is not actively soliciting bids for its remaining inventory of single family lots and is unable to predict when local residential real estate market conditions might improve.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, the Company evaluates the local real estate market and economic conditions in general on an ongoing basis, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which includes 12 residential condominium units and 11,000 square feet of commercial space.  Seven of the twelve condominium units were sold during the first half of 2010, one was sold subsequent to June 30, 2010 and another one is in escrow.  The Company has entered into leases for eight of the nine phase one retail spaces covering 9,900 square feet; all of the tenants have opened for business.  The Company is currently evaluating design options for phase two of the Towncenter, which is expected to be comprised of office and retail space.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

There were no sales that closed during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2010, the Company closed on sales of real estate and recognized revenues as follows:

	For the three months period ended	For the six months period ended
	June 30, 2010	June 30, 2010
Single family units	-	-
Multi-family units	-	-
Residential condominium units	3	7
Sales price	$1,250,000	$3,250,000

As discussed in the 2009 10-K, a portion of the revenue from sales of real estate in prior years was deferred, and has been recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three and six month periods ended June 30, 2009, revenues include amounts that were previously deferred of $1,500,000 and $3,500,000, respectively.  These amounts were recognized upon the completion of certain required improvements. Revenues did not include any previously deferred amounts for the three and six month periods ended June 30, 2010 since the Company completed all the required improvements for sold properties during 2009.

During the first and second quarters of 2009, the Company reduced its estimated cost to complete certain improvements at the San Elijo Hills project, which resulted in an acceleration of the recognition of previously deferred revenue of $1,000,000 and $900,000, respectively, that would have otherwise been recognized during the remaining periods of 2009.  For the three and six month periods ended June 30, 2009, these changes in estimates reduced the net loss by $500,000 and $1,100,000, respectively, and reduced the net loss attributable to common shareholders by $400,000 and $800,000, respectively.

During the three month periods ended June 30, 2010 and 2009, cost of sales of real estate aggregated $1,050,000 and $150,000, respectively.  During the six month periods ended June 30, 2010 and 2009, cost of sales of real estate aggregated $2,700,000 and $400,000, respectively.  Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting, subject to changes in estimate as discussed above.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three and six month periods ended June 30, 2010 and 2009.  As discussed in the 2009 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

There were no co-op marketing and advertising fees recorded during the three month and six month periods ended June 30, 2010.  The Company recorded co-op marketing and advertising fees of $10,000 and $50,000 for the three and six month periods ended June 30, 2009, respectively.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $2,000 for each of the three month periods ended June 30, 2010 and 2009, and $5,000 and $6,000 for the six month periods ended June 30, 2010 and 2009, respectively.

General and administrative expenses increased during the three month period ended June 30, 2010 as compared to the same period in 2009 primarily due to greater expenses related to legal, marketing and compensation.  Legal expenses increased by $500,000 principally due to litigation brought by a minority shareholder against one of the Company's subsidiaries related to the San Elijo Hills project and increased litigation activity at the Otay Ranch project; compensation increased by $100,000 due to higher estimated general bonus expense; and marketing expenses increased by $100,000 as a result of a new advertising campaign for the release of inventory by one of the homebuilders at the San Elijo Hills project.   General and administrative expenses for the three month 2009 period also reflect payment of $100,000 to acquire an option to purchase water storage capacity, which was a component of the Company’s plan to acquire sufficient water to develop the Rampage property as a master-planned community.  The Company terminated the option agreement in June 2010.

General and administrative expenses increased during the six month period ended June 30, 2010 as compared to the same period in 2009 primarily due to greater expenses related to legal, compensation and marketing. Legal expenses increased by $550,000 principally due to litigation brought by a minority shareholder against one of the Company's subsidiaries related to the San Elijo Hills project and increased litigation activity at the Otay Ranch project; compensation increased by $200,000 due to higher estimated general bonus expense; and marketing expenses increased by $100,000 as a result of a new advertising campaign for the release of inventory by one of the homebuilders at the San Elijo Hills project.  General and administrative expenses for the six month 2009 period also reflect payment of $100,000 to acquire an option to purchase water storage capacity, which is discussed above.

The change in interest and other income (expense), net for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 primarily reflects a decrease in farming expenses at the Rampage property of $250,000 and $650,000 for the three and six month periods ended June 30, 2010, respectively, as compared to the same periods in 2009 resulting from decreased vineyard rejuvenation, replanting and repairs. Other income (expense), net also reflects a decline in interest income for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 of $100,000 and $200,000, respectively, due to lower interest rates and a lower amount of invested assets reflecting cash used for operating activities.  Rental income increased for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009 by $100,000 and $150,000, respectively, primarily due to the leasing of eight phase one retail spaces at the San Elijo Hills Towncenter.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; recent turmoil in the mortgage lending and credit markets; the economic strength of the Southern California region where our business is currently concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes in the United States generally and California in particular that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; changes in the composition of our assets and liabilities through acquisitions or divestitures; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; and our ability to generate sufficient taxable income to fully realize our deferred tax asset.  For additional information see Part I, Item 1A. Risk Factors in the 2009 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2009 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

(a)
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in internal control over financial reporting

(b)
There has been no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

As disclosed in the 2009 10-K, the Company is a party to litigation brought by a minority shareholder of the Company's subsidiary, CDS Devco, Inc. ("Devco").  In response to the Company's motion challenging the legal sufficiency of the plaintiff's amended complaint, the court dismissed five of the eleven causes of action alleged, and found that the plaintiff could not maintain any breach of fiduciary duty claims in his own name but may only proceed on a derivative basis in the Company's name.  The plaintiff's petition for a discretionary writ of mandate to reverse this ruling was denied.  Discovery is in process and the trial is scheduled for April 2011.

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

HOMEFED CORPORATION
(Registrant)

Date: July 29, 2010	By:	/s/ Erin N. Ruhe
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