Form 10-Q
period 2010-09-30
HOMEFED CORP
filed 2010-11-01
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

            YES   ☒                                           NO           _____

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

                                                                            YES                                                   NO           ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 28, 2010, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Dollars in thousands, except par value)

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Real estate	$104,827	$104,273
Cash and cash equivalents	16,296	9,127
Investments available for sale (amortized cost of $43,276 and $56,967)	43,280	57,038
Accounts receivable, deposits and other assets	5,186	936
Net deferred tax asset	15,489	14,330

TOTAL	$185,078	$185,704

LIABILITIES
Notes payable	$7,105	$7,834
Accounts payable and accrued liabilities	3,588	2,922
Non-refundable option payments	3,009	650
Liability for environmental remediation	9,718	9,994
Other liabilities	258	765

	23,678	22,165

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	376,052	375,917
Accumulated other comprehensive income	2	43
Accumulated deficit	(228,860)	(226,726)
Total HomeFed Corporation common shareholders' equity	147,273	149,313
Noncontrolling interest	14,127	14,226
Total equity	161,400	163,539

TOTAL	$185,078	$185,704

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and nine month periods ended September 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2010	2009	2010	2009

REVENUES
Sales of real estate	$837	$2,477	$4,073	$5,990
Co-op marketing and advertising fees	44	76	44	127
	881	2,553	4,117	6,117

EXPENSES
Cost of sales	654	137	3,339	532
General and administrative expenses	1,969	1,666	6,163	4,958
Administrative services fees to Leucadia National Corporation	45	45	135	135
	2,668	1,848	9,637	5,625

Income (loss) from operations	(1,787)	705	(5,520)	492

Interest and other income, net	2,534	2,641	1,525	1,032

Income (loss) before income taxes and noncontrolling interest	747	3,346	(3,995)	1,524
Income tax benefit (provision)	(156)	(1,173)	1,762	(487)

Net income (loss)	591	2,173	(2,233)	1,037
Net income (loss) attributable to the noncontrolling interest	(117)	15	(99)	(197)

Net income (loss) attributable to HomeFed Corporation
common shareholders	$708	$2,158	$(2,134)	$1,234

Basic earnings (loss) per common share attributable
to HomeFed Corporation common shareholders	$0.09	$0.27	$(0.27)	$0.16

Diluted earnings (loss) per common share attributable
to HomeFed Corporation common shareholders	$0.09	$0.27	$(0.27)	$0.16

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine month periods ended September 30, 2010 and 2009
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total

Balance, January 1, 2009	$79	$375,819	$54	$(229,533)	$146,419	$14,239	$160,658

Comprehensive income:
Net change in unrealized gain (loss)
on investments, net of taxes of $10			14		14		14
Net income				1,234	1,234	(197)	1,037
Comprehensive income					1,248	(197)	1,051
Share-based compensation expense		81			81		81
Purchase of common shares for treasury		(7)			(7)		(7)
Balance, September 30, 2009	$79	$375,893	$68	$(228,299)	$147,741	$14,042	$161,783

Balance, January 1, 2010	$79	$375,917	$43	$(226,726)	$149,313	$14,226	$163,539

Comprehensive loss:
Net change in unrealized gain (loss)
on investments, net of tax benefit of $26			(41)		(41)		(41)
Net loss				(2,134)	(2,134)	(99)	(2,233)
Comprehensive loss					(2,175)	(99)	(2,274)
Share-based compensation expense		135			135		135
Balance, September 30, 2010	$79	$376,052	$2	$(228,860)	$147,273	$14,127	$161,400

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(2,233)	$1,037
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision for deferred income taxes	(1,133)	476
Share-based compensation expense	135	81
Depreciation and amortization of property, equipment and leasehold improvements	200	101
Net securities gains	(1)	(65)
Accretion of discount on investments available for sale	(103)	(252)
Changes in operating assets and liabilities:
Real estate	(629)	(8,081)
Accounts receivable, deposits and other assets	(4,766)	(782)
Deferred revenue	-	(4,040)
Accounts payable and accrued liabilities	666	(353)
Non-refundable option payments	2,359	-
Liability for environmental remediation	(276)	(160)
Other liabilities	(115)	(189)
Net cash used for operating activities	(5,896)	(12,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	(87,622)	(77,291)
Proceeds from maturities of investments-available for sale	87,220	60,885
Proceeds from sale of investments	14,197	15,398
Net cash provided by (used for) investing activities	13,795	(1,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments to trust deed note holders	(730)	(44)
Purchase of common shares for treasury	-	(7)
Net cash used for financing activities	(730)	(51)

Net increase (decrease) in cash and cash equivalents	7,169	(13,286)

Cash and cash equivalents, beginning of period	9,127	16,353

Cash and cash equivalents, end of period	$16,296	$3,067

Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$-	$-
Cash refunded (paid) for income taxes	$(458)	$190

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.	Significant Accounting Policies

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

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at September 30, 2010 was $100,000 (including $30,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  As a result of the expiration of the statute of limitations, the Company recognized in each of the three and nine month 2010 and 2009 periods $250,000 of previously unrecognized tax benefits, which were reflected as a reduction to income tax expense.  Over the next twelve months, the Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by an additional $100,000 upon the expiration of the statute of limitations.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2006, and with respect to California state income tax returns through 2005.

3.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2010 and 2009 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$708	$2,158	$(2,134)	$1,234

Denominator for basic and diluted earnings (loss) per share– weighted average shares	7,880	7,880	7,880	7,880

Options to purchase 104,500 weighted average shares of common stock were outstanding during the three month 2010 period, and options to purchase 30,000 weighted average shares of common stock were outstanding during the three and nine month 2009 periods, but were not included in the computation of diluted earnings per share primarily because the options’ exercise price was greater than the average market price of the common shares.  For the nine month 2010 period, there is no difference between basic and diluted loss per share amounts because the effect of increasing the weighted average number of common shares for incremental shares issuable upon exercise of outstanding options is antidilutive.

4.	Related Party Transactions

Pursuant to an administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 and $135,000 for each of the three and nine month periods ended September 30, 2010 and 2009, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until February 2013.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended September 30, 2010 and 2009, and $9,000 for each of the nine month periods ended September 30, 2010 and 2009.

5.	Interest and Other Income, net

Interest and other income, net includes interest income of $60,000 and $100,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $200,000 and $500,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

For the three and nine month periods ended September 30, 2010, rental income aggregated $100,000 and $300,000, respectively.  Rental income for the 2009 periods was not material as tenants in the San Elijo Hills TownCenter began paying rent in September 2009.

Net income from farming operations at the Rampage property was $2,350,000 and $2,050,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $950,000 and $50,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale and notes payable that are collateralized by the San Elijo Hills project; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September 30, 2010 and December 31, 2009 are as follows (in thousands):

					Fair Value Measurements Using
					Quoted Prices in Active Markets	Significant Other
	Par	Amortized	Gross Unrealized	Gross Unrealized	for Identical Assets	Observable Inputs	Total Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

September 30, 2010
U.S. Treasury securities	$43,300	$43,276	$4	$-	$43,280	$-	$43,280

December 31, 2009
U.S. Treasury securities	$52,500	$52,483	$10	$-	$52,493	$-	$52,493
Corporate bonds	4,520	4,484	61	-	-	4,545	4,545
Total	$57,020	$56,967	$71	$-	$52,493	$4,545	$57,038

As of September 30, 2010, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values. At September 30, 2010 and December 31, 2009, the fair values of notes payable are estimated to be $6,950,000 and $7,200,000, respectively.  The fair value of notes payable were determined based on the present value of future cash flows, discounted at a rate that appropriately reflects the inherent risks.  The notes payable mature on December 31, 2010.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Real Estate Sales Agreements

During the three month period ended September 30, 2010, the Company sold two residential condominium units at the San Elijo Hills Towncenter (“Towncenter”) for gross cash proceeds of $850,000 and recognized a gain of $200,000.  During the nine month period ended September 30, 2010, the Company sold nine residential condominium units at the Towncenter for gross cash proceeds of $4,050,000 and recognized a gain of $750,000.  As of October 28, 2010, three units remain to be sold.

As of September 30, 2010, the Company has entered into three sales agreements with homebuilders that have not closed.  The Company has agreed to sell 32 single family lots for aggregate cash proceeds of $7,000,000, 131 multi-family units for aggregate cash proceeds of $18,500,000 and 52 single family lots for aggregate cash proceeds of $13,600,000.  The Company received non-refundable option deposits with respect to these agreements of $650,000 in 2009 and $2,850,000 in 2010 (of which $500,000 was received in October 2010).   These option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchasers decide not to close, the Company’s recourse will be primarily limited to retaining the option payments.

8.	Stock Options

On August 2, 2010, options to purchase an aggregate of 6,000 shares of common stock were granted to members of the Board of Directors under the Company’s 1999 Stock Incentive Plan at an exercise price of $21.00 per share.

On May 11, 2010, options to purchase an aggregate of 74,500 shares of common stock were granted to employees under the Company’s stock option plan at an exercise price of $25.00 per share. The exercise price for all option grants was the market price on the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the nine month periods ended September 30, 2010 and 2009, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills and Otay Ranch projects, general and administrative expenses and farming operations at the Rampage property.  In addition, net cash was used for estimated federal and state tax payments during the nine month 2010 period.  The Company’s principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, proceeds from the sale of grapes at the Rampage project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments.  As of September 30, 2010, the Company had aggregate cash, cash equivalents and investments of $59,600,000 to meet its current liquidity needs and for future investment opportunities.

As of September 30, 2010, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	409
Multi-family units	162
Square footage of commercial space	50,100

As of September 30, 2010, the Company has entered into three sales agreements with homebuilders that have not closed.  The Company has agreed to sell 32 single family lots for aggregate cash proceeds of $7,000,000, 131 multi-family units for aggregate cash proceeds of $18,500,000 and 52 single family lots for aggregate cash proceeds of $13,600,000.  The Company received non-refundable option deposits with respect to these agreements of $650,000 in 2009 and $2,850,000 in 2010 (of which $500,000 was received in October 2010).   These option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchasers decide not to close, the Company’s recourse will be primarily limited to retaining the option payments.

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

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which includes 12 residential condominium units and 11,000 square feet of commercial space.  Nine of the twelve condominium units were sold during the nine month period ended September 30, 2010.  The Company has entered into leases for eight of the nine phase one retail spaces covering 9,900 square feet; all of the tenants have opened for business.  The Company is currently evaluating design options for phase two of the Towncenter, which is expected to be comprised of office and retail space.

In October 2010, the Company engaged a real estate brokerage firm to sell the Rampage property.  The listing price for the property is $25,000,000; however, no assurance can be given that the Company will be successful in selling the Rampage property, or if the property is sold whether it will be sold for the asking price.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

During the three and nine months ended September 30, 2010, the Company closed on sales of real estate and recognized revenues as follows:

	For the three month period ended September 30,		For the nine month period ended September 30,
	2010	2009	2010	2009
Single family units	-	-	-	-
Commercial lot sales – planned square feet	-	6,000	-	6,000
Multi-family units	-	-	-	-
Residential condominium units	2	-	9	-
Sales price	$850,000	$1,950,000	$4,050,000	$1,950,000

As discussed in the 2009 10-K, a portion of the revenue from sales of real estate in prior years was deferred, and has been recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three and nine month periods ended September 30, 2009, revenues include amounts that were previously deferred of $550,000 and $4,050,000, respectively.  These amounts were recognized upon the completion of certain required improvements. Revenues did not include any previously deferred amounts for the three and nine month periods ended September 30, 2010 since the Company completed all the required improvements for sold properties during 2009.

During 2009, the Company reduced its estimated cost to complete certain improvements at the San Elijo Hills project, which resulted in an acceleration of the recognition of previously deferred revenue of $300,000 and $2,250,000, for the three and nine month periods ended September 30, 2009, respectively.  For the three and nine month periods ended September 30, 2009, these changes in estimates increased net income by $200,000 and $1,300,000, respectively.  For the nine month period ended September 30, 2009, this change in estimate increased net income attributable to common shareholders by $1,450,000 and was not material for the three month period ended September 30, 2009.

During the three month periods ended September 30, 2010 and 2009, cost of sales of real estate aggregated $650,000 and $150,000, respectively.  During the nine month periods ended September 30, 2010 and 2009, cost of sales of real estate aggregated $3,350,000 and $550,000, respectively.  Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting, subject to changes in estimate as discussed above.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three and nine month periods ended September 30, 2010 and 2009.  As discussed in the 2009 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $40,000 and $80,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $40,000 and $150,000 for the nine month periods ended September 30, 2010 and 2009, respectively.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

Interest expense is capitalized for the notes payable to trust deed holders on the San Elijo Hills project, which totaled $2,000 and $4,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $8,000 and $10,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

General and administrative expenses increased during the three and nine month 2010 periods as compared to the same periods in 2009 primarily due to greater expenses related to legal, compensation and marketing, and for the nine month 2010 period higher depreciation expense.  For the three and nine month 2010 periods, legal expenses increased by $100,000 and $650,000, respectively, principally due to litigation brought by a minority shareholder against one of the Company's subsidiaries related to the San Elijo Hills project and increased litigation activity at the Otay Ranch project; compensation expense increased by $100,000 and $300,000, respectively, due to higher estimated general bonus expense; and marketing expenses increased by $70,000 and $200,000, respectively, as a result of a new advertising campaign for the release of new inventory by homebuilders at the San Elijo Hills project.  Depreciation expense for the nine month 2010 period increased by $100,000 primarily due to the September 2009 opening of the retail spaces at the San Elijo Hills Towncenter.  General and administrative expenses for the nine month 2009 period also reflect $100,000 for consulting services provided at the Rampage project, and payment of $100,000 to acquire an option to purchase water storage capacity, which was a component of the Company’s plan to acquire sufficient water to develop the Rampage property as a master-planned community.  The Company terminated the option agreement in June 2010.

Interest and other income, net includes farming income at the Rampage property of $3,250,000 for the three and nine month periods ended September 30, 2010 as compared to $2,800,000 (of which $1,050,000 relates to insurance proceeds received as a result of weather damage to the grapes) for the three and nine month periods ended September 30, 2009.  The change in interest and other income, net for the nine month periods ended September 30, 2010 as compared to the same period in 2009 also reflects a decrease in farming expenses at the Rampage property of $500,000 resulting from decreased vineyard rejuvenation, replanting and repairs.  Interest and other income, net also reflects a decline in interest income for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009 of $60,000 and $300,000, respectively, due to lower interest rates and a lower amount of invested assets reflecting cash used for operating activities.  Rental income increased for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009 by $100,000 and $250,000, respectively, primarily due to the leasing of retail spaces at the San Elijo Hills Towncenter.  During the third quarter of 2009, the Company recognized in interest and other income, net $400,000 of previously deferred fees that had been prepaid by a homebuilder.  The fees were recognized in income because the homebuilder’s lender foreclosed on the property, which removed any contingent obligation related to the fees.

As a result of the expiration of the statute of limitations, the Company recognized in each of the three and nine month 2010 and 2009 periods $250,000 of previously unrecognized tax benefits, which were reflected as a reduction to income tax expense. The income tax provision also includes provisions for state income taxes.  These items account for the differences between the effective income tax rate and the federal statutory rate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2009 10-K and is incorporated by reference herein.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

(a)
The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in internal control over financial reporting

(b)
There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HomeFed Corporation
(Registrant)

Date: November 1, 2010	By:	/s/ Erin N. Ruhe
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