Form 10-K
period 2010-12-31
HOMEFED CORP
filed 2011-02-17
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based on the average bid and asked prices of the Registrant’s Common Stock as published by the OTC Bulletin Board Service as of June 30, 2010, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $83,630,000 on that date.

As of February 10, 2011, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Company’s current development projects consist of two master-planned communities located in San Diego County, California:  San Elijo Hills, and a portion of the larger Otay Ranch planning area.  The Company also owns the Rampage property, a 1,544 acre grape vineyard located in southern Madera County, California, which is not currently entitled for commercial or residential development.  In January 2011, the Company acquired the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California.  The Company acquired Fanita Ranch with the intention of modifying and completing the necessary entitlements to develop the property as a master-planned community; obtaining all the entitlements is expected to take several years.

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

Current Market Developments: Throughout much of the period that the Company has been developing the San Elijo Hills project, the Company’s sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  The slowdown in residential sales was exacerbated by the turmoil in the mortgage lending and credit markets, which resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes declined substantially from the early years of the project’s development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 194 in 2010 as compared to 860 in 2004.  As of December 31, 2010, the San Elijo Hills project has sold 2,007 of its 2,364 single family lots and 1,068 of its 1,099 multi-family units.

During the past two years San Elijo Hills received increased interest from homebuilders concerning certain of the project’s remaining single family lots and multi-family units, and the Company was able to sell some single family lots and multi-family units at acceptable prices.  Although these developments are encouraging, it is too soon to determine if the long slump in the housing market is coming to an end, or when the Company will be able to sell its remaining inventory.  The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

Sales Activity:  The table below summarizes sales activity at the San Elijo Hills project during the last three years.  At closing, a portion of the sales proceeds will be deferred and not immediately recognized as revenue if the Company is required to complete improvements to the sold property.  The Company recognizes deferred revenue upon completion of required improvements to the property sold, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2010, the Company had completed all of the required improvements to sold properties and had fully recognized into income all remaining deferred revenue.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Number of residential units sold (1)	192	32	-
Aggregate sales proceeds from sales of residential
units, net of closing costs	$35,600	$7,000	$-
Aggregate proceeds from the sales of
non-residential sites, net of closing costs (2)	$-	$1,950	$1,300
Development management fees earned (3)	$2,050	$500	$80

(1)	Units are comprised of single family lots, multi-family units and residential condominium units.
(2)	Reflects the sale of the visitor center in 2009 and the church and swim and tennis club sites in 2008.
(3)
Development management fees are intercompany payments, which are eliminated in consolidation and therefore not reflected in the Company’s consolidated statements of operations, but which are a source of liquidity for the parent company.

As of December 31, 2010, the remaining land at the San Elijo Hills project to be sold or leased consists of the following (including real estate under contract for sale):

Single family lots	357
Multi-family units	31
Square footage of commercial space	51,200

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which included 12 residential condominium units and 11,000 square feet of commercial space.  Nine of the twelve condominium units were sold during 2010, and seven of the nine phase one retail spaces covering 8,800 square feet have been leased.  The Company has decided that it will not proceed with its existing plan for phase two of the Towncenter, which included a mixture of retail and office space, and it will have to develop a new plan for phase two.  As a result, in the fourth quarter of 2010 the Company concluded that the carrying value of phase two of the Towncenter was not recoverable and recorded a provision of $5,400,000 to reduce the carrying amount to its estimated fair value.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

In January 2011, the Company closed on the sale of 32 single family lots for sales proceeds of $7,000,000, net of closing costs.

Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by the Lumbermens Mutual Group (“Lumbermens”), formerly known as the Kemper Insurance Companies.  The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999.  This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies.

Lumbermens has ceased underwriting operations and is operating under the administrative supervision of its insurance regulators.  Although Lumbermens is not in receivership proceedings, it is operating under restrictive orders entered by insurance regulators.  It is uncertain whether Lumbermens will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay any claim (the Company has not made any claims to date).  In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through August 1, 2007.  In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2011.

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

During 2010, five acres of mitigation land were sold to a land owner who needed mitigation land to complete his development in another area in the City of Chula Vista.  The Company received proceeds of $200,000 and recognized a gain of $150,000.

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

In July 2005, the Company sold approximately 600 acres of the property to a neighboring land owner for approximately $4,950,000.  The buyer claimed to own options to purchase this land, and had also filed a complaint against the Company and the former owners of the property alleging that the property had been devalued by approximately $3,000,000 due to poor farming practices.  The sale resolved any remaining dispute with respect to the purchase options.  During 2008, the Company entered into an agreement to settle the farming practices complaint pursuant to which the Company paid the buyer $1,150,000, and the buyer purchased a 17 acre parcel at the Rampage property for a cash payment to the Company of $300,000.

Although this property is not currently entitled for residential development, it is located in a growing residential area northwest of Fresno, California.  The Company purchased this land with the intention of obtaining the necessary entitlements to develop the property as a master-planned community, including meeting requirements with respect to adequate water supply.  In California, laws require that any large size residential community have sufficient water supplies to meet the water demands of the project for a period of 20 years.  A preliminary site plan for development of the Rampage property showed that the land would support a master-planned community, but even if all entitlements are received, the build out and sale of homes will take many years.  The entitlement process takes several years and no assurance can be given that such entitlements will be obtained, or that that future market conditions will support development of the Rampage property into a master-planned community.  In the interim, the Company has been conducting farming activities at the vineyard and in 2010 generated positive cash flows from selling grapes.

The Company is reevaluating its plans for the Rampage property, and as part of that process engaged a real estate brokerage firm to sell the Rampage property.  The listing price for the property is $25,000,000; however, no assurance can be given that the Company will be successful in selling the Rampage property, or if the property is sold whether it will be sold for the asking price.  Once the Company receives offers for the property, if any, it will evaluate whether to sell the Rampage property or continue to conduct farming activities while it explores possible development as a master-planned community.

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

The Company obtained a preliminary remediation study concerning approximately 30 acres of undeveloped land in the Otay Ranch master-planned community that is owned by a subsidiary of Otay Land Company, Flat Rock Land Company, LLC (“Flat Rock”).  Flat Rock owns approximately 260 acres of the Company’s total holdings in the Otay Ranch area, including 100 developable acres.  The need for remediation results from activities conducted on the land prior to Otay Land Company’s ownership.  Based upon the preliminary findings of this study, in 2002 the Company estimated that the cost to implement the most likely remediation alternative would be approximately $11,150,000, and accrued that amount as an operating expense.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  The liability is reduced for payments related to the development of a remediation plan, onsite testing and legal and other expenses.  The Company periodically examines, and when appropriate, adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  At December 31, 2010, the liability for environmental remediation was $9,650,000.

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

Otay Land Company and Flat Rock commenced a lawsuit in the U.S. District Court for the Southern District of California seeking compensation from the parties who Otay Land Company and Flat Rock believe are responsible for the contamination.   On July 20, 2006, the District Court dismissed the federal environmental law claims and refused to retain jurisdiction on the related state law claims.  Otay Land Company and Flat Rock immediately filed an action in the Superior Court for the State of California, County of San Diego asserting all related state law claims against the same parties to preserve those claims while seeking appellate review of the District Court’s ruling.  That action was stayed by the Superior Court pending the federal appeal.  On appeal, the U.S. Court of Appeals for the Ninth Circuit declined to address the District Court’s grounds for its dismissal of the federal environmental law claims, and instead dismissed the lawsuit on the grounds that the federal environmental law claims were not yet ripe for judicial review as of that time.  Rather than re-file in Federal Court, the Company elected to pursue only the state law claims in Superior Court seeking recovery of the Company’s damages associated with the investigation and anticipated future costs associated with the eventual remediation of the contamination.  The stay has been lifted by the Superior Court and the case remains in the pleading stage.  Trial is expected to commence in the latter part of 2011.  The Company has not reduced its estimated liability for environmental remediation for potential recoveries from these parties.  The Company can give no assurances that this lawsuit will be successful or that it will be able to recover any of the costs incurred in investigating and/or remediating the contamination.

Employees

At December 31, 2010, the Company and its consolidated subsidiaries had 13 full-time employees.

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

Changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations may delay our projects or increase our costs.  Our plans for development projects require numerous government approvals, licenses, permits and agreements, which we must obtain before we can begin development and construction.  Our negotiations with local authorities often result in requirements for us to incur development expenses related to improvements for roads, sewers or other common areas that are both inside and outside of our project area.  The approval process can be delayed by withdrawals or modifications of preliminary approvals, by litigation and appeals challenging development rights and by changes in prevailing local circumstances or applicable laws that may require additional approvals.  Regulatory requirements may delay the start or completion of our projects and/or increase our costs.

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

Imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof could increase our costs and delay our projects.  When we acquire our projects, our estimate of future profits and cash flows is derived from our estimates of future selling prices and development costs, less acquisition costs.  Subsequent to acquisition, if environmental laws or other regulations change resulting in additional unanticipated costs, future profitability and cash flows could be reduced, and impairment charges might have to be recorded.

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

Shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects could adversely affect the value of our properties or restrict us from commencing development.  If we are unable to obtain adequate water resources and reliable energy sources for our development projects, development of the projects might be delayed, resulting in reduced profitability and cash flows.

The actual cost of environmental liabilities concerning land owned in San Diego County, California could exceed the amount we reserved for such matter.  If the actual cost of the environmental remediation for land owned by Flat Rock is more than amounts reserved for additional expenses will have to be recorded.

Opposition from local community or political groups with respect to construction or development at a particular site could increase development costs.

We may not be able to generate sufficient taxable income to fully realize our net deferred tax asset.  If we are unable to generate sufficient taxable income to fully realize our net deferred tax asset the valuation allowance would have to be increased resulting in reduced profitability.

Significant influence over our affairs may be exercised by our principal stockholders.  As of February 10, 2011, the significant stockholders of our Company are Leucadia (approximately 31.4% beneficial ownership), our Chairman, Joseph S. Steinberg (approximately 9.4% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) and one of our directors, Ian M. Cumming (approximately 7.7% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming's charitable foundation).  Mr. Steinberg is also President, a director and a significant stockholder of Leucadia.  Mr. Cumming is also Chairman of the Board, a director and a significant stockholder of Leucadia. Accordingly, Leucadia and Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

Our common stock is subject to transfer restrictions. We and certain of our subsidiaries have net operating loss carryforwards (“NOLs”) and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common stock and the ability of persons or entities now owning 5% or more of our common stock from acquiring additional common stock.  The restriction will remain until the earliest of (a) December 31, 2028, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward.  The restriction may be waived by our board of directors.  Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisors and/or us to determine whether their ownership of our common stock approaches the proscribed level.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

At December 31, 2010, the Company is the developer of two real estate properties, the San Elijo Hills project and the Otay Land Company project, and owns the Rampage property, all of which are described under Item 1, Business.  Real estate had an aggregate book value of approximately $87,900,000 at December 31, 2010.

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

In March 2010, the Court dismissed the plaintiff’s claim for fraud, intentional interference with contract and unjust enrichment.  The remaining claims are scheduled for trial in April 2011.  The Company has filed a motion for summary adjudication, which is scheduled to be heard by the Court in March 2011. The Company believes that the case is without merit and intends to vigorously defend itself.

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

	High	Low

2009
First Quarter	$19.00	$11.00
Second Quarter	20.00	14.50
Third Quarter	25.50	19.00
Fourth Quarter	25.00	19.00

2010
First Quarter	$33.00	$18.25
Second Quarter	27.98	21.00
Third Quarter	25.00	20.05
Fourth Quarter	25.00	20.38

2011
First quarter (through February 10, 2011)	$26.00	$21.80

The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions.  On February 10, 2011, the closing bid price for the Company’s common stock was $26.00 per share.  As of that date, there were 482 stockholders of record.  No dividends were paid during 2010 or 2009.

The Company does not currently meet certain requirements for listing on a national securities exchange or inclusion on the Nasdaq Stock Market.

The Company and certain of its subsidiaries have NOLs and other tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of its tax attributes, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common stock and the ability of persons or entities now owning five percent or more of the common stock from acquiring additional common stock.  The restrictions will remain in effect until the earliest of (a) December 31, 2028, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

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

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding-500 Index for the period commencing December 31, 2005 to December 31, 2010.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2005 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
Revenues	$35,943	$14,874	$10,432	$23,674	$69,442
Expenses (a)	30,755	11,410	17,220	16,773	29,246
Net income (loss) (a) (b)	4,420	2,794	(10,455)	8,520	28,133
Net income (loss) attributable to HomeFed
Corporation common shareholders (a) (b)	3,529	2,807	(9,927)	6,820	17,176
Basic earnings (loss) per share (a) (b)	$0.45	$0.36	$(1.21)	$0.82	$2.08
Diluted earnings (loss) per share (a) (b)	$0.45	$0.36	$(1.21)	$0.82	$2.08

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$43,788	$9,127	$16,353	$10,574	$47,177
Investments	38,287	57,038	57,735	95,940	83,829
Real estate	87,909	104,273	98,544	88,200	79,341
Total assets	184,510	185,704	190,397	219,255	237,299
Notes payable	–	7,834	8,218	8,953	9,898
HomeFed Corporation shareholders’ equity	152,995	149,313	146,419	162,117	154,780
Shares outstanding	7,880	7,880	7,880	8,274	8,274
Book value per share (c)	$19.42	$18.95	$18.58	$19.59	$18.71
Cash dividend per share	$–	$–	$–	$–	$0.50

(a)	For the years ended December 31, 2010 and 2008, the Company recorded provisions for impairment losses on real estate of $5,400,000 and $4,150,000, respectively.
(b)	For the year ended December 31, 2008, the Company increased its deferred tax valuation allowance by recording an increase to its income tax provision of $9,100,000.
(c)	Excludes noncontrolling interest.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section is to discuss and analyze the Company’s consolidated financial condition, liquidity and capital resources and results of operations.  This analysis should be read in conjunction with the consolidated financial statements, related footnote disclosures and “Cautionary Statements for Forward-Looking Information,” which appear elsewhere in this Report.

Liquidity and Capital Resources

During 2010, net cash of $23,700,000 was provided by operating activities, principally from the proceeds from the sale of real estate at the San Elijo Hills project.  The Company used net cash for operating activities of $8,950,000 and $27,850,000 for the years ended December 31, 2009 and 2008, respectively, principally for real estate improvement expenditures at the San Elijo Hills project and for the payment of general and administrative expenses and federal and state income tax payments.  The Company’s ability to generate positive cash flows from operating activities is dependent upon the amount and timing of real estate sales, principally at the San Elijo Hills project.  Information about the remaining real estate to be sold at the San Elijo Hills project is provided below.  Because of the nature of its real estate projects, the Company does not expect operating cash flows will be consistent from year to year.

Throughout much of the period that the Company has been developing the San Elijo Hills project, the Company’s sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  The slowdown in residential sales was exacerbated by the turmoil in the mortgage lending and credit markets, which resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes declined substantially from the early years of the project’s development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 194 in 2010 as compared to 860 in 2004.

During the past two years San Elijo Hills received increased interest from homebuilders concerning certain of the project’s remaining single family lots and multi-family units, and the Company was able to sell some single family lots and multi-family units at acceptable prices.  Although these developments are encouraging, it is too soon to determine if the long slump in the housing market is coming to an end, or when the Company will be able to sell its remaining inventory.  The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

The parent company’s principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries.  As of December 31, 2010, the Company had consolidated cash and cash equivalents and marketable securities aggregating $82,100,000, substantially all of which was held by the parent company and available to be used without restriction.

The Company expects that its cash and cash equivalents and marketable securities classified as available for sale, together with the other sources described above, will be sufficient for both its short and long term liquidity needs.  Residential sales at the San Elijo Hills project are expected to be a source of funds to the Company in the future; however, the amount and timing is uncertain due to current market conditions.   The Company is not relying on receipt of funds from Otay Land Company for the foreseeable future, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty.   However, with the possible exception of the environmental remediation matter discussed below, Otay Land Company is not expected to require material funds in the short term, and long term needs will not be determined until a development plan is established.  The Company is currently marketing the Rampage property for sale; however, if the property is not sold, property development expenditures, if any, are not expected to be significant for the next few years.  In the interim, the Company has been conducting farming activities at the vineyard and in 2010 generated positive cash flows from selling grapes. Except for the acquisition of the Fanita Ranch property discussed below, the Company is not committed to acquire any new real estate projects, but it believes it has sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

During 2010, the Company closed on the sale of one neighborhood in the San Elijo Hills project consisting of 52 single family lots for aggregate sales proceeds of $13,600,000, net of closing costs.   In addition, the Company sold 131 multi-family units at the San Elijo Hills project for aggregate cash proceeds of $18,000,000, net of closing costs.  The Company also sold nine condominium units in the San Elijo Hills Towncenter for aggregate cash proceeds of $4,100,000, net of closing costs.  As of December 31, 2010, the Company had completed all required improvements to these and previously sold properties.

As of December 31, 2010, the remaining land at the San Elijo Hills project to be sold or leased consists of the following (including real estate under contract for sale):

Single family lots	357
Multi-family units	31
Square footage of commercial space	51,200

In January 2011, the Company sold 32 single family lots to a homebuilder for aggregate cash proceeds of $7,000,000, pursuant to which it had previously received a non-refundable option payment of $650,000 in 2009.

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which includes 12 residential condominium units and 11,000 square feet of commercial space.  Nine of the twelve condominium units were sold during 2010, and seven of the nine phase one retail spaces covering 8,800 square feet have been leased.  The Company has decided that it will not proceed with its existing plan for phase two of the Towncenter, which included a mixture of retail and office space, and it will have to develop a new plan for phase two.

Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

In December 2010, the notes payable to the trust deed holders on the San Elijo Hills project aggregating $7,850,000 were paid off in full.

Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by Lumbermens.  The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999.  This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies.  To date, the Company has not made any claims under the policy.

Lumbermens has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators.  Although Lumbermens is not in receivership proceedings, it is operating under orders entered by insurance regulators.  It is uncertain whether Lumbermens will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay any claim (the Company has not made any claims to date).  In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through August 1, 2007.  In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2011.

The Company is reevaluating its plans for the Rampage property, and as part of that process engaged a real estate brokerage firm to sell the Rampage property.  The listing price for the property is $25,000,000; however, no assurance can be given that the Company will be successful in selling the Rampage property, or if the property is sold whether it will be sold for the asking price.  Once the Company receives offers for the property, if any, it will evaluate whether to sell the Rampage property or continue to conduct farming activities while it explores possible development as a master-planned community.

In January 2011, the Company acquired the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California.  The Company initially acquired the secured note on the property from the lender for $11,000,000 and immediately obtained title to the property in a foreclosure sale.  Fanita Ranch is partially entitled for approximately 1,400 residential units.  The Company acquired the property with the intention of modifying and completing the necessary entitlements to develop the property as a master-planned community; obtaining all the entitlements is expected to take several years.  The Company’s return on this investment, if any, will be dependent upon the Company’s success in obtaining the necessary entitlements to develop the property in accordance with its plan, the actual development costs and the sales prices which can be realized for the developed lots, all of which are uncertain.

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

As indicated in the table below, at December 31, 2010, the Company’s contractual cash obligations consisted solely of its operating lease, which net of sublease income totaled $1,000,000.

	Payments Due by Period (in thousands)
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating lease, net of sublease income	$1,000	$363	$637	$-	$-

The above amounts do not include liabilities for unrecognized tax benefits as the timing of payments, if any, is uncertain.  Such amounts aggregated $150,000 at December 31, 2010; for more information see Note 10 of Notes to Consolidated Financial Statements.

As of December 31, 2010, the Company had NOLs of $24,450,000 available to reduce its future federal income tax liabilities and $31,050,000 of alternative minimum tax credit carryovers.  The federal NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%.  As a result, the Company expects to pay federal income tax at a rate of 20% during future periods.  For more information, see Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of the Company’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2010, the amount of outstanding bonds was approximately $2,850,000, none of which has been drawn upon.

Results of Operations

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  Actual results could differ from those estimates.

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

Prior to 2010, the percentage of completion method of accounting was applied for sold properties; however, during the fourth quarter of 2009, the Company completed all the required improvements for sold properties and all of the remaining deferred revenue was recognized in income.  In 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales.  Accordingly, the Company recognized total sales proceeds, net of closing costs, in revenues and all costs in cost of sales on the closing date.

Income Taxes – The Company records a valuation allowance to reduce its net deferred tax asset to an amount that the Company expects is more likely than not to be realized.  If the Company’s estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period.   The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on the Company’s projection of taxable income in the future.  The Company’s estimate does not include any real estate development profit at the Otay Ranch and Rampage properties, since the Company’s plans for development of these properties are uncertain.  The Company calculated the allowance based on the assumption that it would be able to generate future taxable income which would be sufficient to utilize approximately $22,450,000 of the Company’s NOLs, but not any of its alternative minimum tax credit carryovers.

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

Provision for Environmental Remediation – The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable.  During 2002, the Company recorded a charge of $11,150,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by the Company’s subsidiary, Flat Rock.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  The liability is reduced for payments related to the development of a remediation plan, onsite testing and legal and other expenses.  The Company is unable to predict with certainty when the remediation will commence and there is no regulatory requirement to commence remediation by a fixed date.

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

During the fourth quarter of 2008, the estimated market prices for residential condominium units at phase one of the San Elijo Hills Towncenter decreased significantly.  The selling prices for similar units in the surrounding area had been adversely impacted by deteriorating general economic conditions both locally and nationally.  The Company planned to sell the residential units in the San Elijo Hills Towncenter during the ensuing years, and the Company concluded that the falling prices of similar units in the area indicated that the expected selling prices for the Towncenter condominium units might not be realizable.  The Company evaluated the recoverability of the carrying amount of the Towncenter condominium units, and concluded that the carrying value of units was not recoverable and recorded a provision of $4,150,000 to reduce the carrying amount of the units to their estimated fair value of $800,000 at December 31, 2008.

Since the Company utilized a discounted cash flow technique to determine the fair value of the condominium units, the fair value determined was considered to be based on Level 3 inputs (significant unobservable inputs).  The condominium units were still under development and as required by GAAP the Company’s projection of future cash flows was reduced by estimates of all future development costs, including capitalized interest.  Future selling prices were based on the Company’s best estimate of market conditions when the units would be available for sale, discounted using a rate that appropriately reflected the inherent risks.

In the fourth quarter of 2010, the Company concluded that current market rents for retail tenants at the San Elijo Hills Towncenter were less than rents which the Company had been projecting.  As a result, the Company evaluated the recoverability of phase one of the Towncenter, which is built and substantially leased, and concluded that the carrying value of phase one was recoverable.

The Company also reevaluated phase two of the Towncenter, which is yet to be built, concluding that the existing plan containing retail and office space will not provide adequate economic returns, particularly in the current economic environment, and will not be built.  Accordingly, the Company recorded a provision for loss on real estate of $5,400,000 to reduce the carrying amount of phase two of the Towncenter to its estimated fair value of $1,200,000.

Since the new plan for phase two of the Towncenter has not yet been determined, the Company employed various approaches to determine its fair value at December 31, 2010.  Phase two of the Towncenter is comprised of just over two acres of developable land at the center of the San Elijo Hills project.  The Company made its own estimate of the amount which could be realized from selling the land, based upon its general knowledge of the project, conversations it has had with potential buyers of other land in the project and comparisons to similar, but not identical, sales of other properties in the market.  The Company also obtained a broker estimate of the current value of the land if marketed for sale with its current entitlements in an “as is” condition.   In addition, the Company received indications of interest from builders who would purchase and develop phase two, some with a residential component.  The estimated fair values from these approaches ranged from $1,200,000 to $1,400,000 and the Company reduced the carrying amount of phase two of the Towncenter to the lower end of that range.  The fair value estimate is considered to be based on Level 3 inputs.  The ultimate amount to be realized from phase two of the Towncenter will depend greatly on a new development plan, the cost to implement that plan and the selling prices and/or rent rates actually received when the new plan is marketed.  If development costs are more than projected, or if the revenues derived from phase two are less than estimated, further reductions to the carrying amount could be required.

The Company did not record any provisions for impairment losses during the year ended December 31, 2009.

Statement of Operations

The Company currently has three significant real estate development projects, the San Elijo Hills project, the Otay Ranch project and the Fanita Ranch project purchased in January 2011.  The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,364 single family lots, 823 multi-family units, 276 very low income apartment units, two school sites and commercial space which will be sold or leased.  As of February 10, 2011, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of 325 single family lots, 31 multi-family units and 51,200 square feet of commercial space.   The Company has substantially completed the development of its remaining single family residential lots and has completed development of the first phase of the Towncenter; design options for phase two of the Towncenter are currently being reevaluated.  As discussed above, the timing of the sales of the remaining lot inventory at the San Elijo Hills project is uncertain.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

While the San Elijo Hills project is a development community that has been developing and selling lots since 2002, sales at the Otay Ranch project have principally consisted of four individual transactions for relatively large amounts of land.  Individual lot development at the Otay Ranch project has not yet begun, as the Company continues to evaluate how to maximize the value of this investment while processing further entitlements on portions of the property.  If and when the Company determines to commence lot development at the Otay Ranch project, it is expected to last many years.  Assuming the Rampage property is not sold as an operating vineyard, it is not expected to have sales activity for several years.  Any residential development at the Rampage property can only commence after approvals are obtained from multiple government agencies.

Real Estate Sales Activity

San Elijo Hills Project:

For the three years ended December 31, 2010, the Company has closed on sales of real estate and recognized revenues as follows:

	2010	2009	2008
	(Dollars in thousands)

Single family units	52	32	-
Multi-family units	131	-	-
Residential condominium units	9	-	-
Commercial sales – planned square feet	-	6,450	-
Purchase price, net of closing costs:
Single family units	$13,600	$7,000	$-
Multi-family units	$18,000	$-	$-
Residential condominium units	$4,100	$-	$-
Commercial lot sales	$-	$1,950	$1,300

The full purchase price reflected in the table above, net of closing costs, was recognized as revenues on the closing date as all required improvements to the property had been completed.  As discussed above, a portion of the revenue from sales in prior years was deferred, and has been recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  In addition to revenues recognized on the closing date reflected in the table above, revenues include previously deferred amounts of $5,750,000 and $8,600,000 for 2009 and 2008, respectively, which were recognized upon completion of certain required improvements.  As of December 31, 2009, all previously deferred revenue had been recognized in income since all of the required improvements were completed.

During 2008, the Company repurchased a 131 unit multi-family site for $6,000,000 that had previously been sold to a homebuilder in 2005.  The Company’s obligation to the homebuilder to complete certain improvements under the original contract was terminated upon reacquisition of the property; accordingly, the Company recognized all the remainder of the previously deferred revenue of $1,350,000.

During 2010, 2009 and 2008, cost of sales of real estate aggregated $16,000,000, $4,400,000 and $1,250,000, respectively.  Prior to 2010, cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.  In 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales and recognized in full as cost of sales the cost of properties sold on the closing date.

As discussed above, the Company recorded provisions for impairment losses on real estate at the San Elijo Hills project of $5,400,000 and $4,150,000 for the years ended December 31, 2010 and 2008, respectively.

Otay Ranch Project:

During 2010, five acres of mitigation land were sold to a project owner who needed mitigation land to complete his development in another area in the City of Chula Vista.  The Company received proceeds of $200,000 and recognized a gain of $150,000.  There were no sales of real estate at the Otay Ranch project during 2009 and 2008.

Rampage Property:

During 2008, in connection with the settlement of certain litigation the Company sold a 17 acre parcel at the Rampage property for a cash payment to the Company of $300,000.  The Company recognized a gain of $250,000 on the sale.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of approximately $100,000, $150,000 and $200,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities for the San Elijo Hills project.

The Company capitalized interest of $40,000 for the year ended December 31, 2008.  Interest was capitalized for the notes payable to trust deed holders on the San Elijo Hills project.  Capitalized interest was not material in subsequent years and the notes were fully repaid in December 2010.

General and administrative expenses increased during 2010 as compared to 2009 primarily due to greater legal, compensation, marketing and higher depreciation expenses.  Legal expenses increased by $1,050,000, principally due to litigation brought by a minority shareholder against one of the Company's subsidiaries related to the San Elijo Hills project and increased litigation activity at the Otay Ranch project; compensation expense increased by $1,000,000, primarily due to higher general bonus expense, as well as share-based compensation expense; and marketing expenses increased by $250,000, as a result of a new advertising campaign for the release of new inventory by homebuilders at the San Elijo Hills project.  Depreciation expense increased by $150,000, primarily due to the September 2009 opening of the retail spaces at the San Elijo Hills Towncenter.  General and administrative expenses for 2009 also reflect $150,000 for consulting services provided at the Rampage project, and payment of $100,000 to acquire an option to purchase water storage capacity, which was a component of the Company’s plan to acquire sufficient water to develop the Rampage property as a master-planned community.  The Company terminated the option agreement in 2010.

General and administrative expenses decreased by $4,800,000 during 2009 as compared to 2008 primarily due to the settlement of a lawsuit in 2008 related to the Rampage property for $1,150,000.  The decline in general and administrative expenses in 2009 also reflects $900,000 of lower marketing expenses as a result of a reduction in advertisements due to the limited number of new homes for sale at the San Elijo Hills project; $500,000 of lower compensation expense principally due to workforce reductions; $500,000 of lower legal expenses; $400,000 of lower professional fees; and $150,000 of lower travel expenses.  In addition, during 2008, the Company incurred $400,000 of additional expenses related to the termination of certain employees, and spent $500,000 investigating a potential real estate project that was not acquired.  General and administrative expenses for 2009 and 2008 also reflect payments of $100,000 and $200,000, respectively, to acquire an option to purchase water storage capacity for the Rampage property.

Interest and other income, net includes farming income at the Rampage property of $3,950,000 for 2010 as compared to $3,000,000 for 2009 (of which $1,050,000 related to insurance proceeds received as a result of weather damage to the grapes).  Other income, net includes farming expenses at the Rampage property of $2,700,000 for 2010 as compared to $3,150,000 for 2009, resulting from decreased vineyard rejuvenation, replanting and repairs.  Interest and other income, net also reflects a decline in interest income of $300,000 in 2010 as compared to 2009, due to lower interest rates and a lower amount of invested assets.  Rental income increased in 2010 as compared to 2009 by $350,000, primarily due to the leasing of retail spaces at the San Elijo Hills Towncenter.  During 2009, the Company recognized in interest and other income $400,000 of previously deferred fees that had been prepaid by a homebuilder.  The fees were recognized in income because the homebuilder’s lender foreclosed on the property, which removed any contingent obligation related to the fees.

The decrease in interest and other income, net during 2009 as compared to 2008 primarily reflects a decline in interest income of $1,750,000, due to lower interest rates and a lower amount of invested assets reflecting cash used for operating and financing activities.  Other income, net includes increased farming income of $1,300,000 in 2009 (of which $1,050,000 related to insurance proceeds received as a result of weather damage to the grapes) as compared to 2008.  Other income, net includes increased farming expenses of $1,950,000 in 2009 as compared to 2008, resulting from an increase in acreage being farmed from 500 acres to 1,400 acres.  The additional acreage being farmed was previously leased to a third-party.  Interest and other income, net for 2009 also included $400,000 of homebuilder fees, discussed above.

The Company’s effective income tax rate during 2010, 2009 and 2008 is higher than the federal statutory rate due to California state income taxes and, in 2008, due to an increase in the deferred tax valuation allowance of $9,100,000.

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

At December 31, 2010, the Company had investments of approximately $38,300,000 in securities issued by the U.S. Government.  The Company’s investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in equity.  The U.S. Government securities in the portfolio are rated “AAA” and “Aaa” by Standard & Poor’s and Moody’s, respectively.  All of these fixed income securities mature in 2011; the estimated weighted average remaining life of these fixed income securities was approximately 0.3 years at December 31, 2010.  At December 31, 2009, the Company’s investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.2 years and a weighted average interest rate of 0.4%.  The Company’s fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities
U.S. Treasury Securities	$38,287	$-	$-	$-	$-	$-	$38,287	$38,287
Weighted Average Interest Rate	0.18%	-	-	-	-	-	-

Item 8.   Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

As of February 10, 2011, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at anytime during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Patrick D. Bienvenue, age 56.  Mr. Bienvenue has served as a director since August 1998.  Since January 1996, Mr. Bienvenue has served in a variety of executive capacities with real estate related subsidiaries of Leucadia and has been active in the community redevelopment activities of those subsidiaries. Mr. Bienvenue has both managerial and development experience in the real estate sector.

Paul J. Borden, age 62.  Mr. Borden has served as a director and our President since May 1998.  Mr. Borden was a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia’s real estate investments.  Prior to working for Leucadia he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

Timothy M. Considine, age 70.  Mr. Considine has served as a director since January 1992, serving as Chairman of the Board from 1992 to December 1999, and is employed on a part-time basis by Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002. Mr. Considine has accounting and managerial experience.  He also has experience advising the Port of San Diego on various real estate matters.  Mr. Considine also has experience serving on the boards of private entities.

Ian M. Cumming, age 70.  Mr. Cumming has served as a director since May 1999.  He has been a director and Chairman of the Board of Leucadia since June 1978 and a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986.  Mr. Cumming is also a director of Fortescue Metals Group Ltd (“Fortescue”), an Australian public company that is engaged in the mining of iron ore, in which Leucadia has an 8% equity interest.  Mr. Cumming is also a director of Jefferies Group, Inc. (“Jefferies”), a publicly traded full service global investment bank and institutional securities firm serving companies and other investors in which Leucadia has an approximate 28% interest.  Mr. Cumming was also a director of AmeriCredit Corp.  Mr. Cumming had been Chairman of the Board of The FINOVA Group Inc. (“FINOVA”), and a member of the Board of Managers of Premier Entertainment Biloxi, LLC.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his more than 30 years as Chairman and Chief Executive Officer of Leucadia.  He also has experience serving on the boards of directors and committees of both public and private entities.

Michael A. Lobatz, age 61.  Dr. Lobatz has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981.  Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Joseph S. Steinberg, age 67.  Mr. Steinberg has served as a director since August 1998 and as Chairman of the Board since December 1999. Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978.  Mr. Steinberg is also an alternate director of Fortescue and a director of Jefferies.  Mr. Steinberg had previously served as a director of Jordan Industries, Inc., White Mountains Insurance Group, Ltd and FINOVA, and was a member of the Board of Managers of Premier Entertainment Biloxi, LLC.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

Curt R. Noland, age 54.  Mr. Noland has served as Vice President of the Company since October 1998.  He has worked in the land development industry in San Diego County as a design consultant, merchant builder and a master developer since the 1980s.  From November 1997 until joining the Company, Mr. Noland was employed by the prior development manager of San Elijo Hills and served as Director of Development for San Elijo Hills.  Prior to November 1997, Mr. Noland was employed for eight years by Aviara Land Associates, LP, a 1,000 acre master-planned resort community in Carlsbad, California.  He is also a licensed civil engineer and real estate broker.

Erin N. Ruhe, age 45.  Ms. Ruhe has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by the Company as Controller since January 1999.  Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

Audit Committee

The Board of Directors has a standing Audit Committee, established in accordance with the requirements of the SEC.  The Board of Directors has adopted a charter for the Audit Committee that was filed with the Company’s proxy statement for its 2008 Annual Meeting of Stockholders.  The Audit Committee consists of Mr. Considine (Chairman) and Dr. Lobatz.  The Board of Directors has determined that Mr. Considine is qualified as an audit committee financial expert within the meaning of regulations of the Securities and Exchange Commission and is independent applying the NASDAQ Stock Market’s listing standards for independence.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely upon a review of the copies of the forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial shareholders, we believe that during the year ended December 31, 2010, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

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

Compensation Discussion and Analysis

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

Bonuses, which have varied from year to year, also reflect the Company’s profitability and activities for the year in question.  For example, in years in which the Company is actively selling real estate, the Compensation Committee is likely to subjectively consider the executive’s contribution to the sales effort and in years in which the Company is actively engaged in land acquisition, entitlement and land development efforts, the Compensation Committee is likely to consider the executive’s contribution to these efforts.  The Compensation Committee also subjectively considers the executive’s contribution in evaluating new opportunities, and also places importance upon the executive’s critical analysis that can result in avoiding making investments that do not meet the Company’s investment criteria and are not consummated, as well as on those opportunities that are consummated.

The Compensation Committee considered Mr. Borden’s efforts in 2010 in continuing to identify and investigate new land acquisition opportunities, managing the Company’s litigation, and providing support to the ongoing sales effort at San Elijo Hills.  The Compensation Committee also considered Mr. Borden’s leadership in ensuring that the company made progress in its planning and entitlement of the Otay Land Company property, improving the operations and value of the Rampage Property and helping to advance the plan to resolve the environmental cleanup of the Flat Rock property.  With Mr. Borden’s leadership, in 2010 the Company continued to control costs and spending, resulting in a stronger balance sheet and increased liquidity.

For Mr. Noland, the Compensation Committee considered the continuing progress made in advancing the planning and entitlement of the Otay Land Company property, the ongoing sales of lots at San Elijo Hills and his successful effort to increase and strengthen the Company’s relationships with numerous home builders and developers. The Committee also recognized Mr. Noland’s increased support of the Company’s efforts to investigate new acquisition opportunities, control costs and resolve litigation.

For Ms. Ruhe, the Compensation Committee acknowledged her continuing efforts to control costs and spending.  The Compensation Committee also considered her accomplishments in 2010 managing the Company’s accounting and internal controls; no compliance issues or areas of weakness in internal controls over financial reporting were discovered during the annual audit.  The Compensation Committee also recognized her capable management of the Company’s cash and investments which included efforts to investigate alternative opportunities to improve current returns.  The Compensation Committee also recognized Ms. Ruhe’s excellent work done in support of the Company’s litigation and compliance with information requests.

Based upon the foregoing, on January 5, 2011, the Compensation Committee approved annual salary increases (effective January 1, 2011) and discretionary 2010 cash bonuses for each of the Named Executive Officers reflected in the Summary Compensation Table below.

Additionally, all employees of the Company received a discretionary 2010 year-end bonus equal to approximately 3% of base salary.

Long-Term Incentives – Stock Options

By means of our Option Plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

Options Awarded to Executive Officers

Occasionally, stock options may be awarded which, under the terms of our Option Plan, permit the executive officer or other employee to purchase shares of our common stock at not less than the fair market value of the shares of common stock at the date of grant.  The extent to which the employee realizes any gain is, therefore, directly related to increases in the price of our common stock and, therefore, stockholder value, during the period of the option.  In certain circumstances, options having an exercise price below the fair market value of our common stock on the date of grant may be issued (although none have been granted to date).  Options granted to executive officers generally become exercisable at the rate of 20% per year, commencing one year after the date of grant.  The number of stock options awarded to an executive officer is generally not based on any specific formula, but rather on a subjective assessment of the executive’s performance and the Company’s performance.  Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information.  In May 2010, options to purchase an aggregate of 32,500 shares of common stock were granted to executive officers under the Company’s stock option plan at an exercise price of $25.00 per share, the then current market price per share.  Prior to these option awards, the last time options were granted to executive officers was 2000, excluding options granted to Paul J. Borden in his capacity as a director as discussed below.

Options Awarded to Directors

Under the terms of our Option Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  As stated above, options are priced at the closing price on the date of grant.

In August 2010, pursuant to this automatic grant, Paul J. Borden was granted options to purchase 1,000 shares of our common stock with an exercise price of $21.00 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

Other Benefits; Executive Perquisites

Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

Mr. Borden maintains his primary residence in New Jersey.  We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California.  Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements.  As a result, beginning in 2005, the Board of Directors (without Mr. Borden’s participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.  In 2010, we paid Mr. Borden $50,300 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2010.

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

Compensation Committee

Joseph S. Steinberg

Summary Compensation Table

					All Other
Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Compensation (2)		Total

Paul J. Borden,	2010	$271,317	$258,140	$143,539	$184,098	(3)	$857,094
President	2009	$263,415	$157,902	$8,662	$152,659		$582,638
	2008	$255,742	$182,672	$10,200	$202,984		$651,598

Curt R. Noland,	2010	$175,579	$280,267	$109,895	$24,170	(4)	$589,911
Vice President	2009	$170,465	$155,114	$-	$16,308		$341,887
	2008	$165,500	$104,965	$-	$17,274		$287,739

Erin N. Ruhe,	2010	$142,055	$229,262	$109,895	$12,576		$493,788
Vice President,	2009	$137,917	$129,138	$-	$9,800		$276,855
Treasurer and	2008	$133,900	$129,017	$-	$9,200		$272,117
Controller

(1)
This column represents the fair value of stock options granted to the named executive in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 7 to the Company’s consolidated financial statements contained herein.

(2)
Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer.  The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(3)
For 2010, consists of non-cash compensation of $35,794 for maintaining a temporary residence in California and $21,849 for airfare to and from his primary residence in New Jersey, and director fees from the Company of $24,000. This column also includes transportation and the personal use of a Company car while in California and related expenses, as well as contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden.  For 2010, also includes $50,300 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.

(4)
Consists of non-cash compensation for use of a Company car and related expenses and contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Noland, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Noland.

Grants of Plan-Based Awards in 2010

This table provides information about equity awards granted to the named executives in 2010 under our 1999 Stock Option Plan.  As discussed in the CD&A, in August 2010 Mr. Borden was granted 1,000 options pursuant to the automatic grant to directors under the 1999 stock incentive plan.

		All Other Option
		Awards: Number of	Exercise or Base	Grant Date Fair
		Securities Underlying	Price of Option	Value of Stock and
Name	Grant Date	Options (#) (1)	Awards ($/sh) (2)	Option Awards (3)

Paul J. Borden,	8/2/10	1,000	$21.00	$6,170
President	5/11/10	12,500	$25.00	$137,369

Curt R. Noland,	5/11/10	10,000	$25.00	$109,895
Vice President

Erin N. Ruhe,	5/11/10	10,000	$25.00	$109,895
Vice President,
Treasurer and
Controller

(1)
This column shows the number of common shares issuable under options granted in 2010.  Employee options, which were granted on May 11, 2010, vest and become exercisable in five equal installments beginning one year after the grant date.  Options granted to Mr. Borden as a director vest and become exercisable in four equal installments beginning one year after the grant date.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of the Company’s common stock on the date of grant.

(3)
This column shows the fair value of stock options granted to the Named Executive Officers in 2010.  The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period.  For information on the valuation assumptions with respect to this grant refer to Note 7 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End

This table provides information on the holdings of option awards by the Named Executive Officers at December 31, 2010.  This table includes exercisable and unexercisable options.  Employee options, which were granted on May 11, 2010, vest and become exercisable in five equal annual installments, commencing one year from the grant date.  Other options granted to Mr. Borden as a director vest and become exercisable in four equal annual installments, commencing one year from the grant date.  For additional information about the option awards, see Options Awarded to Executive Officers in the CD&A.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration
Name	Grant Date	Exercisable	Unexercisable	Price	Date

Paul J. Borden,	7/18/06	1,000	-	$65.50	7/18/11
President	7/10/07	750	250	$62.75	7/10/12
	7/15/08	500	500	$40.25	7/15/13
	7/14/09	250	750	$23.00	7/14/14
	5/11/10	-	12,500	$25.00	5/11/16
	8/2/10	-	1,000	$21.00	8/2/15

Curt R. Noland,	5/11/10	-	10,000	$25.00	5/11/16
Vice President

Erin N. Ruhe,	5/11/10	-	10,000	$25.00	5/11/16
Vice President,
Treasurer and
Controller

Option Exercises and Stock Vested in Fiscal 2010

No stock options were exercised by the Named Executive Officers during 2010 and no stock awards were outstanding.

Director Compensation

In 2010, each director received a retainer of $24,000 for serving on the Board of Directors.  In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee, and Dr. Lobatz was paid $17,000 for serving on the Audit Committee.  Under the terms of our Amended and Restated 1999 Stock Incentive Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.  These options become exercisable at the rate of 25% per year commencing one year after the date of grant. As a result of this provision, options to purchase 1,000 shares of Common Stock at an exercise price of $21.00 per share were awarded to each of Messrs. Bienvenue, Considine, Cumming, Lobatz and Steinberg on August 2, 2010.  The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.

This table sets forth compensation paid to the non-employee directors during 2010.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total (3)

Patrick D. Bienvenue	$24,000	$6,170	$30,170
Timothy M. Considine	$50,000	$6,170	$56,170
Ian M. Cumming	$24,000	$6,170	$30,170
Michael A. Lobatz	$41,000	$6,170	$47,170
Joseph S. Steinberg	$24,000	$6,170	$30,170

(1)	This column reports the amount of cash compensation earned in 2010 for Board and committee service.

(2)
This column represents the fair value of options granted to directors in 2010 calculated in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 7 to the Company’s consolidated financial statements contained herein.

(3)	This table does not include disclosure for any perquisites and other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

Potential Payment Upon Termination of Employment

None of the Named Executive Officers is a party to an employment agreement.  However, under the terms of our current 1999 Stock Incentive Plan, the time within which to exercise vested options may be extended in accordance with the 1999 Stock Incentive Plan, but not beyond the expiration date of the Option, for a period of either three months, one year or three years, depending on the triggering event (which are various forms of termination of employment); these triggering events do not result in any acceleration of any unvested Options.  For the number of Options exercisable by each Named Executive Officer as of December 31, 2010 see the “Outstanding Equity Awards at Fiscal Year-End” table.

Upon the occurrence of an Extraordinary Event of the Company (as defined in the 1999 Stock Incentive Plan, including a change in control of the Company) all then-outstanding Options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2010, Paul J. Borden, would have received $1,000 for his outstanding stock options (determined by multiplying (A) the spread between the $21.80 per common share closing price on December 31, 2010 and the per common share exercise price for each option that has an exercise price less than that closing price by (B) the number of common shares covered by previously unvested options).  Since the exercise price of all outstanding stock options held by Curt R. Noland and Erin N. Ruhe is greater than the per share common closing price on December 31, 2010 they would have not received any payment.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans as of December 31, 2010.  All outstanding awards relate to the Company’s Common Stock.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	104,500	$30.02	395,400

Equity compensation
plans not approved
by security holders	-	-	-

Total	104,500	$30.02	395,400

Present Beneficial Ownership

Set forth below is certain information as of February 10, 2011, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation,” (4) the trusts for the benefit of Mr. Steinberg’s children and  charitable foundations established by Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Leucadia National Corporation (a)	2,474,226		31.4%
Beck, Mack & Oliver LLC (b)	1,091,146	(b)	13.8%
Patrick D. Bienvenue	3,900	(c)	*
Paul J. Borden	2,700	(c)	*
Timothy M. Considine	4,400	(d)	*
Ian M. Cumming	607,233	(e)(f)	7.7%
Michael A. Lobatz	3,900	(c)	*
Curt R. Noland	5,000		*
Erin N. Ruhe	5,000		*
Joseph S. Steinberg	744,520	(f)(g)	9.4%
The Steinberg 1989 Trust	27,532	(h)	.3%
Cumming Foundation	172,330	(i)	2.2%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(j)	.5%
All Directors and executive officers as a group (8 persons)	1,376,653	(k)	17.4%
___________________
* Less than .1%.

(a)	The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b)
The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017.  Based upon a Schedule 13G filed with the SEC on January 26, 2011, by Beck, Mack & Oliver LLC (“BMO”) and discussions with BMO, the securities reported in BMO’s Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO.  Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients.  Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

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

As of February 10, 2011, Cede & Co. held of record 4,524,139 shares of our common stock (approximately 57.4% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

As described herein, our common stock are subject to transfer restrictions that are designed to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes.  Our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  Stockholders (and prospective stockholders) are advised that, under the tax law rules incorporated in these provisions, the acquisition of even a single share of common stock may be proscribed under our certificate of incorporation, given (among other things) the tax law ownership attribution rules as well as the tax law rules applicable to acquisitions made in coordination with or in concert with others.  The restriction will remain until the earliest of (a) December 31, 2028, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward.  The restriction may be waived by our Board of Directors.

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

Related Person Transactions

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned pursuant to the terms of agreements entered into when those subsidiaries were acquired by the Company.  Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of the Company’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2010, the amount of outstanding bonds was approximately $2,850,000, none of which has been drawn upon.

Since 1995, Leucadia has been providing administrative and accounting services to the Company.  Under the current administrative services agreement, Leucadia provides services to the Company for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2010).  Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company’s Secretary, in addition to various administrative functions.  Ms. Maki is an officer of subsidiaries of Leucadia.  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

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

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company's consolidated financial statements included in the Company's Form 10-K, the review of financial statements included in the Company's Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules.  All such services were approved by the Audit Committee.  Such amounts aggregated $218,000 for each of the years ended December 31, 2010 and 2009.

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

3.6	Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s 2003 10-K).

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 2, 2010 (filed herewith).

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

HomeFed Corporation

February 17, 2011	By:	/s/ Erin N. Ruhe
Name: Erin N. Ruhe
Title: Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 17, 2011	By /s/ Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

February 17, 2011	By /s/ Paul J. Borden	President and Director
	Paul J. Borden	(Principal Executive Officer)

February 17, 2011	By /s/ Erin N. Ruhe	Vice President, Treasurer and Controller
	Erin N. Ruhe	(Principal Financial and Accounting Officer)

February 17, 2011	By /s/ Patrick D. Bienvenue	Director
Patrick D. Bienvenue

February 17, 2011	By /s/ Timothy Considine	Director
Timothy Considine

February 17, 2011	By /s/ Ian M. Cumming	Director
Ian M. Cumming

February 17, 2011	By /s/ Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HomeFed Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
February 15, 2011
Irvine, California

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands, except par value)

	2010	2009
ASSETS
Real estate	$87,909	$104,273
Cash and cash equivalents	43,788	9,127
Investments available for sale (amortized cost of $38,282 and $56,967)	38,287	57,038
Accounts receivable, deposits and other assets	1,219	936
Net deferred tax asset	13,307	14,330

TOTAL	$184,510	$185,704

LIABILITIES
Notes payable	$–	$7,834
Accounts payable and accrued liabilities	3,940	2,922
Non-refundable option payments	650	650
Liability for environmental remediation	9,652	9,994
Income taxes payable	1,902	392
Other liabilities	254	373

Total liabilities	16,398	22,165

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	376,110	375,917
Accumulated other comprehensive income	3	43
Accumulated deficit	(223,197)	(226,726)
Total HomeFed Corporation common shareholders’ equity	152,995	149,313
Noncontrolling interest	15,117	14,226
Total equity	168,112	163,539

TOTAL	$184,510	$185,704

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	2010	2009	2008

REVENUES
Sales of real estate	$35,856	$14,707	$10,235
Co-op marketing and advertising fees	87	167	197
	35,943	14,874	10,432

EXPENSES
Cost of sales	16,005	4,376	1,238
Provision for impairment losses on real estate	5,424	–	4,156
General and administrative expenses	9,146	6,854	11,646
Administrative services fees to Leucadia National Corporation	180	180	180
	30,755	11,410	17,220

Income (loss) from operations	5,188	3,464	(6,788)

Interest and other income, net	2,046	1,022	2,976

Income (loss) before income taxes and noncontrolling interest	7,234	4,486	(3,812)
Income tax provision	(2,814)	(1,692)	(6,643)

Net income (loss)	4,420	2,794	(10,455)
Net income (loss) attributable to noncontrolling interest	891	(13)	(528)

Net income (loss) attributable to HomeFed Corporation common shareholders	$3,529	$2,807	$(9,927)

Basic earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$0.45	$0.36	$(1.21)

Diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$0.45	$0.36	$(1.21)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except par value)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total

Balance, January 1, 2008	$83	$381,602	$38	$(219,606)	$162,117	$14,767	$176,884

Comprehensive loss:
Net change in unrealized gain on investments, net of tax provision of $11			16		16		16
Net loss				(9,927)	(9,927)	(528)	(10,455)
Comprehensive loss					(9,911)	(528)	(10,439)
Share-based compensation expense		123			123		123
Exercise of options to purchase common shares, including excess tax benefit		14			14		14
Purchase of common shares for treasury	(4)	(5,920)			(5,924)		(5,924)

Balance, December 31, 2008	79	375,819	54	(229,533)	146,419	14,239	160,658

Comprehensive income:
Net change in unrealized gain on investments, net of tax benefit of $8			(11)		(11)		(11)
Net income				2,807	2,807	(13)	2,794
Comprehensive income					2,796	(13)	2,783
Share-based compensation expense		105			105		105
Purchase of common shares for treasury		(7)			(7)		(7)

Balance, December 31, 2009	79	375,917	43	(226,726)	149,313	14,226	163,539

Comprehensive income:
Net change in unrealized gain on investments, net of tax benefit of $26			(40)		(40)		(40)
Net income				3,529	3,529	891	4,420
Comprehensive income					3,489	891	4,380
Share-based compensation expense		193			193		193

Balance, December 31, 2010	$79	$376,110	$3	$(223,197)	$152,995	$15,117	$168,112

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,420	$2,794	$(10,455)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
operating activities:
Provision for impairment losses on real estate	5,424	–	4,156
Provision for deferred income taxes	1,049	1,219	7,701
Share-based compensation expense	193	105	123
Depreciation and amortization of property, equipment and leasehold
improvements	308	165	115
Net securities gains	(1)	(65)	(2)
Accretion of discount on investments available for sale	(123)	(310)	(2,076)
Changes in operating assets and liabilities:
Real estate	10,839	(6,817)	(14,463)
Accounts receivable, deposits and other assets	(490)	(5)	(215)
Deferred revenue	–	(5,758)	(8,591)
Accounts payable and accrued liabilities	1,018	(1,579)	(1,988)
Non-refundable option payments	–	650	(40)
Liability for environmental remediation	(342)	(251)	(192)
Income taxes receivable/payable	1,510	777	(451)
Other liabilities	(119)	133	(1,471)
Net cash provided by (used for) operating activities	23,686	(8,942)	(27,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	(104,008)	(104,276)	(157,578)
Proceeds from maturities of investments available for sale	108,620	89,931	171,410
Proceeds from sales of investments	14,197	15,398	26,478
Collection of insurance proceeds	–	1,067	–
Net cash provided by investing activities	18,809	2,120	40,310

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments to notes payable holders	(7,834)	(397)	(772)
Exercise of options to purchase common shares	–	–	14
Purchase of common shares for treasury	–	(7)	(5,924)
Net cash used for financing activities	(7,834)	(404)	(6,682)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,661	(7,226)	5,779

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,127	16,353	10,574

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,788	$9,127	$16,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized)	$-	$-	$-

Cash paid (refunded) for income taxes	$458	$(63)	$360

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

Certain amounts for prior periods have been reclassified to be consistent with the 2010 presentation.

Critical Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, the Company evaluates all of these estimates and assumptions.  Actual results could differ from those estimates.

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

Prior to 2010, the percentage of completion method of accounting was applied for sold properties; however, during the fourth quarter of 2009, the Company completed all the required improvements for sold properties and all of the remaining deferred revenue was recognized in income.  In 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales.  Accordingly, the Company recognized total sales proceeds, net of closing costs, in revenues and all costs in cost of sales on the closing date.

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

Provision for Environmental Remediation – The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable.  During 2002, the Company recorded a charge of $11,150,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by a subsidiary of Otay Land Company.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  The liability is reduced for payments related to the development of a remediation plan, onsite testing and legal and other expenses.  The Company is unable to predict with certainty when the remediation will commence.

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

During the fourth quarter of 2008, the estimated market prices for residential condominium units at phase one of the San Elijo Hills Towncenter decreased significantly.  The selling prices for similar units in the surrounding area had been adversely impacted by deteriorating general economic conditions both locally and nationally.  The Company planned to sell the residential units in the San Elijo Hills Towncenter during the ensuing years, and the Company concluded that the falling prices of similar units in the area indicated that the expected selling prices for the Towncenter condominium units might not be realizable.  The Company evaluated the recoverability of the carrying amount of the Towncenter condominium units, and concluded that the carrying value of units was not recoverable and recorded a provision of $4,150,000 to reduce the carrying amount of the units to their estimated fair value of $800,000 at December 31, 2008.

Since the Company utilized a discounted cash flow technique to determine the fair value of the condominium units, the fair value determined was considered to be based on Level 3 inputs (significant unobservable inputs).  The condominium units were still under development and as required by GAAP the Company’s projection of future cash flows was reduced by estimates of all future development costs, including capitalized interest.  Future selling prices were based on the Company’s best estimate of market conditions when the units would be available for sale, discounted using a rate that appropriately reflected the inherent risks.

In the fourth quarter of 2010, the Company concluded that current market rents for retail tenants at the San Elijo Hills Towncenter were less than rents which the Company had been projecting.  As a result, the Company evaluated the recoverability of phase one of the Towncenter, which is built and substantially leased, and concluded that the carrying value of phase one was recoverable.

The Company also reevaluated phase two of the Towncenter, which is yet to be built, concluding that the existing plan containing retail and office space will not provide adequate economic returns, particularly in the current economic environment, and will not be built.  Accordingly, the Company recorded a provision for loss on real estate of $5,400,000 to reduce the carrying amount of phase two of the Towncenter to its estimated fair value of $1,200,000.

Since the new plan for phase two of the Towncenter has not yet been determined, the Company employed various approaches to determine its fair value at December 31, 2010.  Phase two of the Towncenter is comprised of just over two acres of developable land at the center of the San Elijo Hills project.  The Company made its own estimate of the amount which could be realized from selling the land, based upon its general knowledge of the project, conversations it has had with potential buyers of other land in the project and comparisons to similar, but not identical, sales of other properties in the market.  The Company also obtained a broker estimate of the current value of the land if marketed for sale with its current entitlements in an “as is” condition.   In addition, the Company received indications of interest from builders who would purchase and develop phase two, some with a residential component.  The estimated fair values from these approaches ranged from $1,200,000 to $1,400,000 and the Company reduced the carrying amount of phase two of the Towncenter to the lower end of that range.  The fair value estimate is considered to be based on Level 3 inputs.  The ultimate amount to be realized from phase two of the Towncenter will depend greatly on a new development plan, the cost to implement that plan and the selling prices and/or rent rates actually received when the new plan is marketed.  If development costs are more than projected, or if the revenues derived from phase two are less than estimated, further reductions to the carrying amount could be required.

The Company did not record any provisions for impairment losses during the year ended December 31, 2009.

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

Capitalization of Interest and Real Estate Taxes – If applicable, interest and real estate taxes attributable to land and property construction are capitalized and added to the cost of those properties while the properties are being actively developed.

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

3.           INVESTMENTS

At December 31, 2010, the Company’s investments consisted of fixed income securities issued by the U.S. Government, which were classified as available for sale.  At December 31, 2009, the Company’s investments consisted of fixed income securities issued by the U.S. Government and corporate bonds, which were classified as available for sale.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31, 2010 and 2009 are as follows (in thousands):

					Fair Value Measurements
					Using
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Estimated Fair Value
2010
Bonds and notes:
U.S. Treasury securities	$38,300	$38,282	$5	$-	$38,287	$-	$38,287

2009
Bonds and notes:
U.S. Treasury securities	$52,500	$52,483	$10	$-	$52,493	$-	$52,493
Corporate bonds	4,520	4,484	61	-	-	4,545	4,545
Total	$57,020	$56,967	$71	$-	$52,493	$4,545	$57,038

Proceeds from sales of investments classified as available for sale were $14,200,000, $15,400,000 and $26,500,000 during 2010, 2009 and 2008, respectively.  Realized gross gains were not material for 2010 and 2008 and $70,000 for 2009.

The difference between the par value and amortized cost of an individual investment is accreted to interest income over the remaining life of the investment using the effective interest rate method.

4.           REAL ESTATE

A summary of real estate carrying values by project is as follows (in thousands):

	December 31,
	2010	2009

Held for development:
San Elijo Hills	$47,238	$66,502
Otay Ranch	32,216	29,215
Rampage	4,545	4,545
Subtotal	83,999	100,262
Held for investment – San Elijo Hills	3,910	4,011
Total	$87,909	$104,273

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

5.           INDEBTEDNESS

Notes payable were non-recourse promissory notes to trust deed holders that were fully paid off at maturity on December 31, 2010. The notes were non-interest bearing and were collateralized by the San Elijo Hills project land.  When a portion of the San Elijo Hills project was sold, a specified amount was required to be paid to the note holder in order to obtain a release of their security interest in the land.  Such amount was specified in the note agreements and took into consideration prior note payments.  The sum of all payments made under these notes, whether denominated as interest, principal or otherwise, aggregated approximately $42,100,000.

The notes payable to trust deed holders were recorded at fair value at the date of acquisition of CDS, based on the estimated future payments discounted at 6.5%.  The activity for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Beginning balance	$7,834	$8,218
Principal payments	(7,834)	(397)
Interest added to principal	-	13
Ending balance	$-	$7,834

At the end of each quarterly reporting period, the carrying amounts of the notes were compared to the most recent estimate of future payments.  The difference was amortized prospectively using the effective interest rate method.  The effective interest rate for the year ended December 31, 2009 was 0.2%.

6.           NONCONTROLLING INTEREST

Through its ownership of CDS, the Company owns 80% of the common stock of CDS Devco, Inc. (“Devco”), which in turn owns 85% of the common stock of San Elijo Ranch, Inc. (“SERI”).  Pursuant to a stockholders’ agreement with the holder of the noncontrolling interest in Devco, the Company is entitled to a 15% return on all funds advanced to Devco, compounded annually, plus the return of its capital, prior to the payment of any amounts to the noncontrolling shareholder.  Once those amounts are paid, the noncontrolling shareholder is entitled to 20% of future cash flows distributed to shareholders.  Pursuant to a stockholders’ agreement with the holders of the noncontrolling interests in SERI, Devco loans funds to SERI and charges a 12% annual rate.  Once this loan is fully repaid, the noncontrolling shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders.  As of December 31, 2010, approximately $15,100,000 has been recognized for the Devco and SERI noncontrolling interests.  Amounts recorded for noncontrolling interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

7.           STOCK INCENTIVE PLANS

Under the Company’s Amended and Restated 1999 Stock Incentive Plan (the “Plan”), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year.  Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held.  In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares.  The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant.  Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant.  Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant.  No stock appreciation rights have been granted.  As of December 31, 2010, 395,400 shares were available for grant under the Plan.

A summary of activity with respect to the Plan for 2010, 2009 and 2008 is as follows:

	Common Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2008	24,525	$58.80
Granted	6,000	$40.25
Exercised	(525)	$27.40		$10,000

Balance at December 31, 2008	30,000	$55.64
Granted	6,000	$23.00
Cancelled	(6,000)	$44.50

Balance at December 31, 2009	30,000	$51.34
Granted	80,500	$24.70
Cancelled	(6,000)	$65.19
Balance at December 31, 2010	104,500	$30.02	4.6 years	$5,000

Exercisable at December 31, 2010	15,000	$51.73	1.5 years	$-

The Company recorded compensation cost related to stock incentive plans of $190,000, $100,000 and $120,000 for the years ended December 31, 2010, 2009 and 2008, respectively; such costs reduced net income or increased net loss by $110,000, $60,000 and $70,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, total unrecognized compensation cost related to nonvested share-based compensation plans was $800,000; this cost is expected to be recognized over a weighted-average period of 2.1 years.

The following summary presents the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31, 2010:

	2010	2009	2008

Risk free interest rate	2.71%	2.36%	3.05%
Expected volatility	41.10%	42.96%	24.13%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	5.9 years	4.3 years	4.3 years
Fair value per grant	$10.67	$8.66	$10.20

The expected life assumptions were based on historical behavior for the awards identified.  The expected volatility was based on the historical behavior of the Company’s stock price.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock.  In 2008, the Company purchased 394,931 shares of the Company’s common stock for approximately $5,900,000 in a private transaction with an unrelated party.  During 2009, the Company purchased 478 shares of the Company’s common stock in an open market transaction in accordance with the Company’s repurchase plan.  After considering these transactions, the Company can repurchase up to 104,591 common shares without board approval.  Repurchased shares would be available for, among other things, use in connection with the Company’s stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.

8.           SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, 2010 is comprised of the following (in thousands):

	2010	2009	2008

Developed lots at San Elijo Hills	$31,590	$14,707	$9,935
Residential condominium units at San Elijo Hills	4,073	–	–
Otay Ranch	193	–	–
Rampage	–	–	300
Total	$35,856	$14,707	$10,235

At the time the Company closes on sales of real estate at the San Elijo Hills project, a portion of the revenue is initially deferred if the Company is required to make significant improvements to the property; all required improvements on sold properties were completed in 2009.  For each of the three years in the period ended December 31, 2010, the activity in the deferred revenue account is as follows (in thousands):

	2009	2008

Deferred revenue balance at January 1,	$5,758	$14,349
Revenue deferred on the date of sale	–	27
Deferred revenue recognized in operations	(5,758)	(8,618)
Deferred revenue balance at December 31,	$–	$5,758

During 2008, the Company repurchased a 131 unit multi-family site for $6,000,000 that had previously been sold to a homebuilder in 2005 for $36,000,000.  The Company’s obligation to the homebuilder to complete certain improvements under the original contract was terminated upon acquisition of the property; accordingly, the Company recognized all the remainder of the previously deferred revenue of $1,350,000 in operations.

9.           OTHER RESULTS OF OPERATIONS

Interest and other income, net for each of the three years in the period ended December 31, 2010 consists of the following (in thousands):

	2010	2009	2008

Farming activities, net	$1,273	$(1,213)	$499
Insurance proceeds from weather related damages to grapes	–	1,067	–
Interest income	288	596	2,355
Realty commissions	–	–	90
Homebuilder fees	–	390	–
Rental income from San Elijo Towncenter	397	69	–
Rental income from corporate office	47	32	–
Rental income from Leucadia	12	12	12
Net securities gains	1	65	2
Other	28	4	18
Total	$2,046	$1,022	$2,976

For the three years ended December 31, 2010, 2009 and 2008, farming activities, net includes farming income at the Rampage property of $3,950,000, $1,950,000 and $1,700,000, respectively.  For 2010, 2009 and 2008, farming expenses totaled $2,700,000, $3,150,000 and $1,200,000, respectively.  In addition, during 2009 the Company received insurance proceeds of $1,050,000 as a result of weather damage to the grapes, which is reflected on a separate line in the table above.  During 2008, farming activities, net includes $600,000 of past due rent payments from the former owner of the Rampage property that had been in dispute.

For the year ended December 31, 2008, general and administrative expenses include termination benefits paid to certain employees aggregating $400,000.  Except for costs related to continuation of medical benefits, which are not material, all amounts due to the terminated employees were fully paid in 2008.

Advertising costs expensed as general and administrative expenses were $500,000, $250,000 and $1,150,000 for 2010, 2009 and 2008, respectively.

10.           INCOME TAXES

The benefit (provision) for income taxes for each of the three years in the period ended December 31, 2010 was as follows (in thousands):

	2010	2009	2008

State income taxes – current	$(420)	$(15)	$144
State income taxes – deferred	(18)	(185)	329
Federal income taxes – current	(1,307)	(458)	917
Federal income taxes – deferred	(1,069)	(1,034)	(8,033)
	$(2,814)	$(1,692)	$(6,643)

Current federal income taxes for all years principally relates to federal alternative minimum tax.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

	2010	2009	2008

Expected federal income tax benefit (provision)	$(2,532)	$(1,570)	$1,334
State income taxes, net of federal income tax benefit	(431)	(286)	211
Increase in deferred tax valuation allowance	–	–	(9,120)
Recognition of previously unrecognized tax benefits	225	245	975
Other	(76)	(81)	(43)
Actual income tax provision	$(2,814)	$(1,692)	$(6,643)

The Company and its wholly-owned subsidiaries have NOLs available for federal income tax purposes.  The NOLs were generated during 1997 to 2008 and expire in 2012 to 2028 as follows (in thousands):

Year of Expiration	Loss Carryforwards

2012	$2,961
2013	11,919
2014	9,031
2015	–
Thereafter	515
$24,426

At December 31, 2010 and 2009 the net deferred tax asset consisted of the following (in thousands):

	2010	2009

NOL carryforwards	$8,549	$10,901
Land basis	5,962	5,944
Minimum tax credit carryovers	31,054	29,711
Other, net	4,143	4,175
	49,708	50,731
Valuation allowance	(36,401)	(36,401)
	$13,307	$14,330

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

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total

Balance, January 1, 2008	$1,280	$280	$1,560
Additional interest expense recognized	–	20	20
Reductions as a result of the lapse of the statute of limitations	(835)	(140)	(975)

Balance, December 31, 2008	445	160	605
Additional interest expense recognized	–	10	10
Reductions as a result of the lapse of the statute of limitations	(190)	(55)	(245)

Balance, December 31, 2009	255	115	370
Additional interest expense recognized	–	5	5
Reductions as a result of the lapse of the statute of limitations	(165)	(60)	(225)

Balance, December 31, 2010	$90	$60	$150

If recognized, the total amount of unrecognized tax benefits reflected in the table above would lower the Company’s effective income tax rate.  Over the next twelve months, the Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by an additional $150,000 upon the expiration of the statute of limitations.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2006, and with respect to California state income tax returns through 2005.

11.           EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of common stock was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, and for diluted earnings (loss) per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations.  The numerators and denominators used to calculate basic and diluted earnings (loss) per share for 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008

Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$3,529	$2,807	$(9,927)

Denominator for basic earnings (loss) per share – weighted average shares	7,880	7,880	8,207
Stock options	–	–	–
Denominator for diluted earnings (loss) per share – weighted average shares	7,880	7,880	8,207

For 2010 and 2009, there is no difference between basic and diluted per share amounts primarily because the exercise prices of stock options were greater than the average market price for the period.  For 2008, options to purchase 315 shares were not included in the computation of diluted loss per share as the result was antidilutive.

12.           COMMITMENTS AND CONTINGENCIES

Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia.  Effective October 2002, as a result of the acquisition of CDS, sublease payments from Leucadia reflected in other income were $12,000 in each of 2010, 2009 and 2008.  Rental expense (net of sublease income) was $300,000 for each of the years ended December 31, 2010, 2009 and 2008.  During 2007, the lease term was amended to add space and extend the term to August 2013.  Future minimum annual rentals (exclusive of real estate, maintenance and other charges) are approximately $400,000 per year for the remainder of the lease term.

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

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the “City”) prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, one of CDS’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2010, the amount of outstanding bonds was approximately $2,850,000, none of which has been drawn upon.

Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by Lumbermens Mutual Group (“Lumbermens”), formerly known as the Kemper Insurance Companies.  The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999.  This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies.  To date, the Company has not made any claims under the policy.  Lumbermens has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators.  Although Lumbermens is not in receivership proceedings, it is operating under orders entered by insurance regulators.  It is uncertain whether Lumbermens will have sufficient assets at such time, if ever, the Company makes a claim under the policy or, if they are declared insolvent, whether state insurance guaranty funds would be available to pay any claim (the Company has not made any claims to date).  In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through August 1, 2007.  In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2011.

The Company is subject to litigation which arises in the course of its business.  Except as otherwise disclosed herein, based on discussions with counsel, management is of the opinion that such litigation is not likely to have any material adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

On June 25, 2009, a lawsuit was filed against the Company, its president and certain affiliates of the Company by a minority stockholder of Devco.  The action, entitled Walter E. Wolf v. Paul J. Borden, CDS Devco, Inc., CDS Holding, Inc., San Elijo Ranch, Inc. and HomeFed Corporation was filed in the Superior Court of the State of California for the County of San Diego.  The complaint alleges breach of fiduciary duty, fraud, breach of contract and intentional interference with contract in connection with the Company's relationship with SERI.   The complaint alleges that the plaintiff should have received additional distributions from Devco, and that Devco should have received additional distributions from SERI.  The action seeks recovery of unspecified monetary damages, declaratory relief, an accounting and such other relief as the court may award.  In March 2010, the Court dismissed the plaintiff’s claim for fraud, intentional interference with contract and unjust enrichment.  The remaining claims are scheduled for trial in April 2011.  The Company has filed a motion for summary adjudication, which is scheduled to be heard by the Court in March 2011. The Company believes that the case is without merit and intends to vigorously defend itself.

13.           ADMINISTRATIVE SERVICES AGREEMENT

Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to the Company, including providing the services of the Company’s Secretary.  Administrative fees paid to Leucadia were $180,000 in each of 2010, 2009 and 2008.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

14.           FAIR VALUE

The Company’s material financial instruments include cash and cash equivalents, investments classified as available for sale, and, at December 31, 2009, notes payable.  For cash and cash equivalents and investments available for sale, the carrying amounts of such financial instruments approximate their fair values.  The fair value of notes payable were determined based on the present value of future cash flows, discounted at a rate that appropriately reflected the inherent risks.  At December 31, 2009, the fair value of notes payable was $7,200,000.

As more fully discussed above, the Company recorded an impairment charge of $5,400,000 for phase two at the San Elijo Hills Towncenter, which reduced the carrying amount of this asset to its estimated fair value of $1,200,000 at December 31, 2010.  The fair value determined for phase two of the Towncenter is considered to be based on Level 3 inputs (significant unobservable inputs).  The Towncenter is classified as a real estate asset as of December 31, 2010, and is the only asset or liability measured at fair value on a nonrecurring basis as of December 31, 2010.  No assets or liabilities were measured at fair value on a nonrecurring basis as of December 31, 2009.

The Company does not invest in any derivatives or engage in any hedging activities.

15.           SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)

2010:
Sales of real estate	$1,979	$1,257	$837	$31,783
Co-op marketing and advertising fees	$–	$–	$44	$43
Cost of sales	$1,615	$1,070	$654	$12,666
Income (loss) from operations (a)	$(1,592)	$(2,141)	$(1,787)	$10,708
Net income (loss) attributable to HomeFed Corporation common shareholders (a)	$(1,395)	$(1,447)	$708	$5,663
Basic earnings (loss) per common share attributable to HomeFed Corporation common shareholders (a)	$(0.18)	$(0.18)	$0.09	$0.72
Diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders (a)	$(0.18)	$(0.18)	$0.09	$0.72

2009:
Sales of real estate	$2,034	$1,479	$2,477	$8,717
Co-op marketing and advertising fees	$40	$11	$76	$40
Cost of sales	$258	$137	$137	$3,844
Income (loss) from operations	$140	$(353)	$705	$2,972
Net income (loss) attributable to HomeFed Corporation common shareholders	$(421)	$(503)	$2,158	$1,573
Basic earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.05)	$(0.06)	$0.27	$0.20
Diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.05)	$(0.06)	$0.27	$0.20

(a)	During the fourth quarter of 2010, the Company recorded a provision for impairment losses on real estate of $5,400,000.

16.           SUBSEQUENT EVENTS

In January 2011, the Company acquired the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California.  The Company initially acquired the secured note on the property from the lender for $11,000,000 and immediately obtained title to the property in a foreclosure sale.  Fanita Ranch is partially entitled for approximately 1,400 residential units.  The Company acquired the property with the intention of modifying and completing the necessary entitlements to develop the property as a master-planned community, although there can be no assurance that the Company will be successful in these efforts.  If successful, obtaining all the entitlements is expected to take several years.

In January 2011, the Company closed on the sale of 32 single family lots at the San Elijo Hills project for sales proceeds of $7,000,000, net of closing costs ($650,000 had been received in 2009).