Form 10-Q
period 2011-03-31
HOMEFED CORP
filed 2011-04-28
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

                                                                            YES  ____                                              NO           _____

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

                                                                             YES ____                                              NO              X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On April 27, 2011, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Dollars in thousands, except par value)

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Real estate	$97,642	$87,909
Cash and cash equivalents	32,505	43,788
Investments available for sale (amortized cost of $37,284 and $38,282)	37,288	38,287
Accounts receivable, deposits and other assets	1,546	1,219
Net deferred tax asset	13,004	13,307

TOTAL	$181,985	$184,510

LIABILITIES
Accounts payable and accrued liabilities	$3,848	$3,940
Non-refundable option payments	-	650
Liability for environmental remediation	9,457	9,652
Income taxes payable	-	1,902
Other liabilities	249	254

	13,554	16,398

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	376,168	376,110
Accumulated other comprehensive income	2	3
Accumulated deficit	(223,253)	(223,197)
Total HomeFed Corporation common shareholders' equity	152,996	152,995
Noncontrolling interest	15,435	15,117
Total equity	168,431	168,112

TOTAL	$181,985	$184,510

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	2011	2010

REVENUES
Sales of real estate	$7,000	$1,979
Co-op marketing and advertising fees	32	-
	7,032	1,979

EXPENSES
Cost of sales	3,639	1,615
General and administrative expenses	2,373	1,911
Administrative services fees to Leucadia National Corporation	45	45
	6,057	3,571

Income (loss) from operations	975	(1,592)

Interest and other income (expense), net	(520)	(575)

Income (loss) before income taxes and noncontrolling interest	455	(2,167)
Income tax (provision) benefit	(193)	876

Net income (loss)	262	(1,291)
Net income attributable to the noncontrolling interest	318	104

Net loss attributable to HomeFed Corporation
common shareholders	$(56)	$(1,395)

Basic and diluted loss per common share attributable to
HomeFed Corporation common shareholders	$(0.01)	$(0.18)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three month periods ended March 31, 2011 and 2010
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income (Loss)	Deficit	Subtotal	Interest	Total

Balance, January 1, 2010	$79	$375,917	$43	$(226,726)	$149,313	$14,226	$163,539

Comprehensive loss:
Net change in unrealized gain (loss)
on investments, net of tax benefit of $20			(30)		(30)		(30)
Net loss				(1,395)	(1,395)	104	(1,291)
Comprehensive loss					(1,425)	104	(1,321)
Share-based compensation expense		24			24		24

Balance, March 31, 2010	$79	$375,941	$13	$(228,121)	$147,912	$14,330	$162,242

Balance, January 1, 2011	$79	$376,110	$3	$(223,197)	$152,995	$15,117	$168,112

Comprehensive income:
Net change in unrealized gain (loss)
on investments, net of tax benefit of $0			(1)		(1)		(1)
Net income				(56)	(56)	318	262
Comprehensive income					(57)	318	261
Share-based compensation expense		58			58		58

Balance, March 31, 2011	$79	$376,168	$2	$(223,253)	$152,996	$15,435	$168,431

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$262	$(1,291)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision (benefit) for deferred income taxes	303	(425)
Share-based compensation expense	58	24
Depreciation and amortization of property, equipment and leasehold
improvements	61	63
Accretion of discount on investments available for sale	(18)	(44)
Changes in operating assets and liabilities:
Real estate	1,242	148
Accounts receivable, deposits and other assets	49	(43)
Non-refundable option payments	(650)	-
Accounts payable and accrued liabilities	(92)	(401)
Liability for environmental remediation	(195)	(74)
Income taxes receivable/payable	(2,314)	(903)
Other liabilities	(5)	74
Net cash used for operating activities	(1,299)	(2,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	(11,000)	-
Purchases of investments (other than short-term)	(20,884)	(33,378)
Proceeds from maturities of investments available for sale	21,900	32,990
Net cash used for investing activities	(9,984)	(388)

Net decrease in cash and cash equivalents	(11,283)	(3,260)

Cash and cash equivalents, beginning of period	43,788	9,127

Cash and cash equivalents, end of period	$32,505	$5,867

Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$-	$-
Cash paid for income taxes	$2,200	$435

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.      Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state the results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report filed on Form 10-K for such year (the “2010 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2010 was derived from the Company’s audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2011 presentation.

2.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at March 31, 2011 was $150,000 (including $60,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Unrecognized tax benefits were not materially different at December 31, 2010.  Over the next twelve months, the Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by an additional $150,000 upon the expiration of the statute of limitations.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2006, and with respect to California state income tax returns through 2005.

3.	Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted loss per share for the three month periods ended March 31, 2011 and 2010 are as follows (in thousands):

	2011	2010

Numerator – net loss attributable to HomeFed Corporation common shareholders	$(56)	$(1,395)

Denominator for basic and diluted loss per share–weighted average shares	7,880	7,880

For the 2011 and 2010 periods, there is no difference between basic and diluted per share amounts because all stock options were antidilutive.

4.	Related Party Transactions

Pursuant to an administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 for each of the three month periods ended March 31, 2011 and 2010.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until February 2013.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended March 31, 2011 and 2010.

5.	Interest and Other Income, net

Interest and other income, net includes interest income of $80,000 and $90,000 for the three month periods ended March 31, 2011 and 2010, respectively.

For the three month periods ended March 31, 2011 and 2010, rental income primarily relating to the San Elijo Hills Towncenter was $110,000 and $80,000, respectively.

Farming expenses, net at the Rampage property were $850,000 and $750,000 for the three month periods ended March 31, 2011 and 2010, respectively.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

					Fair Value Measurements Using
					Quoted Prices in Active Markets	Significant Other
	Par	Amortized	Gross Unrealized	Gross Unrealized	for Identical Assets	Observable Inputs	Total Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

March 31, 2011
U.S. Treasury securities	$37,300	$37,284	$5	$1	$37,288	$-	$37,288

December 31, 2010
U.S. Treasury securities	$38,300	$38,282	$5	$-	$38,287	$-	$38,287

As of March 31, 2011, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.  As more fully discussed in the 2010 10-K, during the fourth quarter of 2010 the Company recorded an impairment charge for certain real estate assets at the San Elijo Hills Towncenter which reduced the carrying amount of those assets to their fair value of $1,200,000 at December 31, 2010.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Real Estate Acquisitions

In January 2011, the Company acquired in a foreclosure sale the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California.  The aggregate purchase price of $12,350,000 consisted of cash consideration of $11,000,000 and the assumption of certain payables.  Fanita Ranch is partially entitled for approximately 1,400 residential units.  The Company acquired the property with the intention of completing the necessary entitlements to develop the property as a master-planned community, although there can be no assurance that the Company will be successful in these efforts.  If successful, obtaining all the entitlements is expected to take several years.

8.	Real Estate Sales Agreements

In January 2011, the Company sold 32 single family lots at San Elijo Hills to a homebuilder for aggregate cash proceeds of $7,000,000, pursuant to which it had previously received a non-refundable option payment of $650,000 in 2009, and recognized a gain of $3,350,000.

During the three month period ended March 31, 2010, the Company sold four of the twelve residential condominium units at the San Elijo Hills Towncenter for gross cash proceeds of $2,000,000 and recognized a gain of $350,000.  No condominium units were sold during the first quarter of 2011.  As of April 27, 2011, three condominium units remain to be sold.

9.	Litigation

As previously disclosed, in June 2009, a lawsuit entitled Walter E. Wolf v. Paul J. Borden, et al. was filed against the Company, its President and certain affiliates of the Company by a minority stockholder of the Company's subsidiary, CDS Devco, Inc.  The action alleges, among other things, breach of fiduciary duty, fraud, breach of contract and intentional interference with contract and seeks unspecified monetary damages and other relief.

In March 2010, the Court dismissed certain of the plaintiff’s claims and on April 11, 2011, the Court granted summary judgment in favor of all defendants on all remaining claims.  The plaintiff will have sixty days to file a notice of appeal after the judgment is entered.  The Company believes that the case is without merit and if the plaintiff appeals the judgment, the Company will continue to vigorously defend itself.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the three month periods ended March 31, 2011 and 2010, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills and Otay Ranch projects, general and administrative expenses, farming operations at the Rampage property and estimated federal and state tax payments.  The Company’s principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments.  As of March 31, 2011, the Company had aggregate cash, cash equivalents and investments of $69,800,000 to meet its current liquidity needs and for future investment opportunities.

As of March 31, 2011, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following:

Single family lots	325
Multi-family units	31
Square footage of commercial space	51,200

As more fully discussed in the 2010 10-K, residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which have negatively affected sales and profits at the San Elijo Hills project.  The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes have declined substantially from the early years of the project’s development.

The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  Although recent homebuilder interest and sales activity in the project are encouraging, it is too soon to determine if the long slump in the housing market is coming to an end, or when the Company will be able to sell its remaining inventory.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which includes 12 residential condominium units and 11,000 square feet of commercial space.  Nine of the twelve condominium units have been sold.  The Company has entered into leases for seven of the nine phase one retail spaces covering 8,800 square feet; all of the tenants have opened for business.  The Company is currently evaluating design options for phase two of the Towncenter.

In January 2011, the Company acquired in a foreclosure sale the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California.  The aggregate purchase price of $12,350,000 consisted of cash consideration of $11,000,000 and the assumption of certain payables.  Fanita Ranch is partially entitled for approximately 1,400 residential units.  The Company acquired the property with the intention of completing the necessary entitlements to develop the property as a master-planned community, although there can be no assurance that the Company will be successful in these efforts.  If successful, obtaining all the entitlements is expected to take several years.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

During the three months ended March 31, 2011 and 2010, the Company closed on sales of real estate and recognized revenues as follows:

	For the three month period ended March 31, 2011	For the three month period ended March 31, 2010

Single family lots	32	-
Multi-family units	-	-
Residential condominium units	-	4
Sales price	$7,000,000	$2,000,000

During the three month periods ended March 31, 2011 and 2010, cost of sales of real estate aggregated $3,650,000 and $1,600,000, respectively.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the first quarter of 2011 and 2010.  As discussed in the 2010 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $30,000 for the three month period ended March 31, 2011. There were no co-op marketing and advertising fees recorded during the three month period ended March 31, 2010.    The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

General and administrative expenses increased in 2011 as compared to the same period in 2010, primarily due to legal fees.  Legal fees increased by $350,000, principally due to legal fees related to litigation brought by a minority shareholder against one of the Company's subsidiaries related to the San Elijo Hills project.  Marketing expenses also increased by $40,000 due to the new advertising campaign for the release of inventory by homebuilders at the San Elijo Hills project.

The change in interest and other income (expense) for the 2011 period as compared to the same period in 2010 primarily reflects $150,000 of income relating to proceeds received from the settlement of a contract dispute, and an increase in farming expenses of $100,000 at the Rampage property, resulting from increased vineyard rejuvenation and replanting.  Interest income declined moderately reflecting lower interest rates.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; recent turmoil in the mortgage lending markets; the economic strength of the Southern California region where our business is currently concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes in the United States generally and California in particular that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; changes in the composition of our assets and liabilities through acquisitions or divestitures; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; and our ability to generate sufficient taxable income to fully realize our deferred tax asset.  For additional information see Part I, Item 1A. Risk Factors in the 2010 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2010 10-K and is incorporated by reference herein.

Item 4.   Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

For a description of our legal proceedings, see Note 9 Litigation in the notes to the interim consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.

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

HomeFed Corporation
(Registrant)

Date: April 28, 2011	By:	/s/ Erin N. Ruhe
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