Form 10-Q
period 2011-06-30
HOMEFED CORP
filed 2011-07-28
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

                                                                            YES        X                                             NO           _____

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

                                                                             YES   _____                                        NO                 X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On July 25, 2011, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Dollars in thousands, except par value)

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Real estate	$98,101	$87,909
Cash and cash equivalents	23,722	43,788
Investments available for sale (amortized cost of $43,290 and $38,282)	43,296	38,287
Accounts receivable, deposits and other assets	2,133	1,219
Net deferred tax asset	13,402	13,307

TOTAL	$180,654	$184,510

LIABILITIES
Accounts payable and accrued liabilities	$2,125	$3,940
Non-refundable option payments	1,850	650
Liability for environmental remediation	9,311	9,652
Income taxes payable	-	1,902
Other liabilities	258	254

	13,544	16,398

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	376,226	376,110
Accumulated other comprehensive income	4	3
Accumulated deficit	(224,539)	(223,197)
Total HomeFed Corporation common shareholders' equity	151,770	152,995
Noncontrolling interest	15,340	15,117
Total equity	167,110	168,112

TOTAL	$180,654	$184,510

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and six month periods ended June 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2011	2010	2011	2010

REVENUES
Sales of real estate	$420	$1,257	$7,420	$3,236
Co-op marketing and advertising fees	48	-	80	-
	468	1,257	7,500	3,236

EXPENSES
Cost of sales	380	1,070	4,019	2,685
General and administrative expenses	1,829	2,283	4,202	4,194
Administrative services fees to Leucadia National
Corporation	45	45	90	90
	2,254	3,398	8,311	6,969

Loss from operations	(1,786)	(2,141)	(811)	(3,733)

Interest and other income (expense), net	(531)	(434)	(1,051)	(1,009)

Loss before income taxes and noncontrolling interest	(2,317)	(2,575)	(1,862)	(4,742)
Income tax benefit	936	1,042	743	1,918

Net loss	(1,381)	(1,533)	(1,119)	(2,824)
Net income (loss) attributable to the noncontrolling
interest	(95)	(86)	223	18

Net loss attributable to HomeFed Corporation
common shareholders	$(1,286)	$(1,447)	$(1,342)	$(2,842)

Basic and diluted loss per common share
attributable to HomeFed Corporation common shareholders	$(0.16)	$(0.18)	$(0.17)	$(0.36)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six month periods ended June 30, 2011 and 2010
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total

Balance, January 1, 2010	$79	$375,917	$43	$(226,726)	$149,313	$14,226	$163,539

Comprehensive loss:
Net change in unrealized gain (loss)
on investments, net of tax benefit of $26			(39)		(39)		(39)
Net loss				(2,842)	(2,842)	18	(2,824)
Comprehensive loss					(2,881)	18	(2,863)
Share-based compensation expense		75			75		75

Balance, June 30, 2010	$79	$375,992	$4	$(229,568)	$146,507	$14,244	$160,751

Balance, January 1, 2011	$79	$376,110	$3	$(223,197)	$152,995	$15,117	$168,112

Comprehensive loss:
Net change in unrealized gain (loss)
on investments, net of tax benefit of $0			1		1		1
Net loss				(1,342)	(1,342)	223	(1,119)
Comprehensive loss					(1,341)	223	(1,118)
Share-based compensation expense		116			116		116

Balance, June 30, 2011	$79	$376,226	$4	$(224,539)	$151,770	$15,340	$167,110

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,119)	$(2,824)
Adjustments to reconcile net loss to net cash used for operating activities:
Benefit for deferred income taxes	(95)	(1,471)
Share-based compensation expense	116	75
Depreciation and amortization of property, equipment and leasehold improvements	122	131
Net securities gains	-	(1)
Accretion of discount on investments available for sale	(32)	(79)
Changes in operating assets and liabilities:
Real estate	758	(221)
Accounts receivable, deposits and other assets	(37)	(487)
Non-refundable option payments	1,200	-
Accounts payable and accrued liabilities	(1,815)	17
Liability for environmental remediation	(341)	(152)
Income taxes receivable/payable	(2,851)	(911)
Other liabilities	4	101
Net cash used for operating activities	(4,090)	(5,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	(11,000)	-
Purchases of investments (other than short-term)	(43,276)	(65,743)
Proceeds from maturities of investments-available for sale	38,300	67,020
Proceeds from sale of investments	-	14,197
Net cash provided by (used for) investing activities	(15,976)	15,474

Net increase (decrease) in cash and cash equivalents	(20,066)	9,652

Cash and cash equivalents, beginning of period	43,788	9,127

Cash and cash equivalents, end of period	$23,722	$18,779

Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$-	$-
Cash paid for income taxes	$2,200	$443

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.      Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report filed on Form 10-K for such year (the “2010 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2010 was extracted from the Company’s audited annual financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. The guidance, which is effective for the first interim or annual period beginning on or after December 15, 2011, is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to improve the comparability of fair value measurements presented and disclosed in financial statements issued in accordance with GAAP and International Financial Reporting Standards. The amendment includes requirements for measuring fair value and for disclosing information about fair value measurements, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The guidance, which is effective during interim or annual periods beginning after December 15, 2011, is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income.  This amendment eliminates the current option to report other comprehensive income and its components in the statement of changes in equity; instead, it requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment, which must be applied retrospectively, is effective for fiscal years and interim periods beginning after December 15, 2011, and early adoption is permitted.  Adoption of this amendment will change the presentation of the Company’s consolidated financial statements but will not have any impact on its consolidated financial position, results of operations or cash flows.

Certain amounts for prior periods have been reclassified to be consistent with the 2011 presentation.

2.	Income Taxes

The aggregate amount of unrecognized tax benefits related to uncertain tax positions reflected in the Company’s consolidated balance sheet at June 30, 2011 was $150,000 (including $60,000 for interest); if recognized, such amounts would lower the Company’s effective tax rate.  Unrecognized tax benefits were not materially different at December 31, 2010.  Over the next twelve months, the Company believes it is reasonably possible that the liability for unrecognized tax benefits will decrease by an additional $150,000 upon the expiration of the statute of limitations.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2006, and with respect to California state income tax returns through 2005.

3.	Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted loss per share for the three and six month periods ended June 30, 2011 and 2010 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Numerator – net loss attributable to HomeFed Corporation common shareholders	$(1,286)	$(1,447)	$(1,342)	$(2,842)

Denominator for basic and diluted loss per share– weighted average shares	7,880	7,880	7,880	7,880

For the three and six month periods ended June 30, 2011 and 2010, there is no difference between basic and diluted loss per share amounts because the effect of increasing the weighted average number of common shares for incremental shares issuable upon exercise of outstanding options is antidilutive.

4.	Related Party Transactions

Pursuant to an administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 and $90,000 for each of the three and six month periods ended June 30, 2011 and 2010, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until February 2013.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended June 30, 2011 and 2010, and $6,000 for each of the six month periods ended June 30, 2011 and 2010.

5.	Interest and Other Income (Expense), net

Interest and other income (expense), net includes interest income of $50,000 and $70,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $130,000 and $160,000 for the six month periods ended June 30, 2011 and 2010, respectively.

Rental income aggregated $110,000 for each of the three month periods ended June 30, 2011 and 2010, and $210,000 and $190,000 for the six month periods ended June 30, 2011 and 2010, respectively.

Farming expenses, net at the Rampage property were $700,000 and $650,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $1,550,000 and $1,400,000 for the six month periods ended June 30, 2011 and 2010, respectively.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

Fair Value Measurements Using

					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for Identical	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

June 30, 2011
U.S. Treasury securities	$43,300	$43,290	$6	$-	$43,296	$-	$43,296

December 31, 2010
U.S. Treasury securities	$38,300	$38,282	$5	$-	$38,287	$-	$38,287

As of June 30, 2011, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.  As more fully discussed in the 2010 10-K, during the fourth quarter of 2010 the Company recorded an impairment charge for certain real estate assets at the San Elijo Hills Towncenter (“Towncenter”) which reduced the carrying amount of those assets to their fair value of $1,200,000 at December 31, 2010.

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

During the three and six month periods ended June 30, 2011, the Company sold one residential condominium unit at the Towncenter for gross cash proceeds of $400,000 and recognized a gain of $40,000.  During the six month period ended June 30, 2011, the Company sold 32 single family lots at San Elijo Hills to a homebuilder for aggregate cash proceeds of $7,000,000, pursuant to which it had previously received a non-refundable option payment of $650,000 in 2009, and recognized a gain of $3,350,000.

During the three and six month period ended June 30, 2010, the Company sold three residential condominium units at the Towncenter for gross cash proceeds of $1,250,000 and recognized a gain of $200,000.  During the six month period ended June 30, 2010, the Company sold seven residential condominium units at the Towncenter for gross cash proceeds of $3,250,000 and recognized a gain of $550,000.

In July 2011, the Company sold a Towncenter commercial lot to a bank for cash proceeds of $1,400,000, and will recognize a gain of $1,150,000 during the third quarter of 2011.

As of July 25, 2011, the Company has entered into agreements to sell 59 single family residential lots to a homebuilder for cash proceeds of $17,750,000, and to sell a Towncenter commercial lot to a daycare operator for cash proceeds of $550,000, both of which have not closed.  During the second quarter of 2011, the Company received non-refundable option deposits of $1,800,000 from the homebuilder and $50,000 from the buyer of the Towncenter commercial lot.  These option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchaser at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchasers decide not to close, the Company’s recourse will be primarily limited to retaining the option payments.

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

In March 2010, the Court dismissed certain of the plaintiff’s claims and on April 11, 2011, the Court granted summary judgment in favor of all defendants on all remaining claims.  Judgment was entered in favor of the Company and all of its officers and affiliates on May 26, 2011.  On July 22, 2011, the plaintiff served a notice of appeal.  The Company believes that the judgment should be affirmed on appeal and will continue to vigorously defend itself.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the six month periods ended June 30, 2011 and 2010, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills and Otay Ranch projects, general and administrative expenses, farming operations at the Rampage property and estimated federal and state tax payments.  The Company’s principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments.  As of June 30, 2011, the Company had aggregate cash, cash equivalents and investments of $67,000,000 to meet its current liquidity needs and for future investment opportunities.

As of June 30, 2011, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale or real estate sold subsequent to June 30, 2011):

Single family lots	325
Multi-family units	30
Square footage of commercial space	51,200

As of July 25, 2011, the Company has entered into agreements to sell 59 single family residential lots to a homebuilder for cash proceeds of $17,750,000, and to sell a Towncenter commercial lot to a daycare operator for cash proceeds of $550,000, both of which have not closed.  During the second quarter of 2011, the Company received non-refundable option deposits of $1,800,000 from the homebuilder and $50,000 from the buyer of the Towncenter commercial lot.  These option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchaser at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchasers decide not to close, the Company’s recourse will be primarily limited to retaining the option payments.

In July 2011, the Company sold a Towncenter commercial lot to a bank for cash proceeds of $1,400,000, and will recognize a gain of $1,150,000 during the third quarter of 2011.

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

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which includes 12 residential condominium units and 11,000 square feet of commercial space.  Ten of the twelve condominium units have been sold.  The Company has entered into leases for seven of the nine phase one retail spaces covering 8,800 square feet; all of the tenants have opened for business.  The Company is currently evaluating design options for phase two of the Towncenter.

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

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

During the three and six months ended June 30, 2011 and 2010, the Company closed on sales of real estate and recognized revenues as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Single family units	-	-	32	-
Multi-family units	-	-	-	-
Residential condominium units	1	3	1	7
Sales price	$400,000	$1,250,000	$7,400,000	$3,250,000

During the three month periods ended June 30, 2011 and 2010, cost of sales of real estate aggregated $400,000 and $1,050,000, respectively, and during the six month periods ended June 30, 2011 and 2010, cost of sales of real estate aggregated $4,000,000 and $2,700,000, respectively.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three and six months ended June 30, 2011 and 2010.  As discussed in the 2010 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $50,000 and $80,000 for the three and six month periods ended June 30, 2011, respectively.  There were no co-op marketing and advertising fees recorded during the three month and six month periods ended June 30, 2010.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

General and administrative expenses decreased during the three month period ended June 30, 2011 as compared to the same period in 2010 primarily due to lower legal expenses.  Legal expenses decreased by $400,000 principally due to lower legal fees associated with litigation brought by a minority shareholder against one of the Company's subsidiaries related to the San Elijo Hills project, as well as lower legal fees related to corporate matters and decreased litigation activity at the Otay Ranch project.

The change in interest and other income (expense), net for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010 primarily reflects an increase in farming expenses at the Rampage property of $50,000 and $150,000 for the three and six month 2011 periods, respectively, resulting from increased vineyard rejuvenation, replanting and repairs, and for the six month 2011 period $150,000 of income relating to proceeds received from the settlement of a contract dispute.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2010 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: July 28, 2011	By:	/s/ Erin N. Ruhe
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