Form 10-Q
period 2011-09-30
HOMEFED CORP
filed 2011-10-27
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

                                                                            YES  ___                                             NO                X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 25, 2011, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part 1 -- Financial Information

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Dollars in thousands, except par value)

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Real estate	$98,804	$87,909
Cash and cash equivalents	22,676	43,788
Investments available for sale (amortized cost of $43,297 and $38,282)	43,297	38,287
Accounts receivable, deposits and other assets	6,332	1,219
Net deferred tax asset	12,350	13,307

TOTAL	$183,459	$184,510

LIABILITIES
Accounts payable and accrued liabilities	$2,942	$3,940
Non-refundable option payments	2,000	650
Liability for environmental remediation	9,117	9,652
Income taxes payable	-	1,902
Other liabilities	156	254

Total liabilities	14,215	16,398

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 7,879,500 shares outstanding after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	376,279	376,110
Accumulated other comprehensive income	-	3
Accumulated deficit	(222,660)	(223,197)
Total HomeFed Corporation common shareholders' equity	153,698	152,995
Noncontrolling interest	15,546	15,117
Total equity	169,244	168,112

TOTAL	$183,459	$184,510

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and nine month periods ended September 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2011	2010	2011	2010

REVENUES
Sales of real estate	$2,333	$837	$9,753	$4,073
Co-op marketing and advertising fees	48	44	128	44
	2,381	881	9,881	4,117

EXPENSES
Cost of sales	831	654	4,850	3,339
General and administrative expenses	1,823	1,969	6,025	6,163
Administrative services fees to Leucadia National Corporation	45	45	135	135
	2,699	2,668	11,010	9,637

Loss from operations	(318)	(1,787)	(1,129)	(5,520)

Interest and other income, net	3,982	2,534	2,931	1,525

Income (loss) before income taxes and noncontrolling interest	3,664	747	1,802	(3,995)
Income tax benefit (provision)	(1,579)	(156)	(836)	1,762

Net income (loss)	2,085	591	966	(2,233)
Net income (loss) attributable to the noncontrolling interest	206	(117)	429	(99)

Net income (loss) attributable to HomeFed Corporation common shareholders	$1,879	$708	$537	$(2,134)

Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$0.24	$0.09	$0.07	$(0.27)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine month periods ended September 30, 2011 and 2010
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total

Balance, January 1, 2010	$79	$375,917	$43	$(226,726)	$149,313	$14,226	$163,539

Comprehensive loss:
Net change in unrealized gain (loss) on investments, net of tax benefit of $26			(41)		(41)		(41)
Net loss				(2,134)	(2,134)	(99)	(2,233)
Comprehensive loss					(2,175)	(99)	(2,274)
Share-based compensation expense		135			135		135

Balance, September 30, 2010	$79	$376,052	$2	$(228,860)	$147,273	$14,127	$161,400

Balance, January 1, 2011	$79	$376,110	$3	$(223,197)	$152,995	$15,117	$168,112

Comprehensive income:
Net change in unrealized gain (loss) on investments, net of tax benefit of $2			(3)		(3)		(3)
Net income				537	537	429	966
Comprehensive income					534	429	963
Share-based compensation expense		169			169		169

Balance, September 30, 2011	$79	$376,279	$-	$(222,660)	$153,698	$15,546	$169,244

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$966	$(2,233)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision (benefit) for deferred income taxes	959	(1,133)
Share-based compensation expense	169	135
Depreciation and amortization of property, equipment and leasehold improvements	183	200
Net securities gains	-	(1)
Accretion of discount on investments available for sale	(41)	(103)
Changes in operating assets and liabilities:
Real estate	29	(629)
Accounts receivable, deposits and other assets	(4,913)	(3,884)
Non-refundable option payments	1,350	2,359
Accounts payable and accrued liabilities	(998)	666
Liability for environmental remediation	(535)	(276)
Income taxes receivable/payable	(2,209)	(882)
Other liabilities	(98)	(115)
Net cash used for operating activities	(5,138)	(5,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	(11,000)	-
Purchases of investments (other than short-term)	(70,174)	(87,622)
Proceeds from maturities of investments available for sale	65,200	87,220
Proceeds from sale of investments	-	14,197
Net cash provided by (used for) investing activities	(15,974)	13,795

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments to trust deed note holders	-	(730)

Net increase (decrease) in cash and cash equivalents	(21,112)	7,169

Cash and cash equivalents, beginning of period	43,788	9,127

Cash and cash equivalents, end of period	$22,676	$16,296

Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$-	$-
Cash paid for income taxes	$2,200	$458

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

2.	Income Taxes

The Company recognized previously unrecognized tax benefits of $150,000 during the three and nine month periods ended September 30, 2011 (reducing income tax expense) due to the expiration of the statute of limitations for the 2006 California state income tax return.  The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at September 30, 2011.  The statute of limitations with respect to the Company’s federal and California state income tax returns has expired for all years through 2006.

3.	Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2011 and 2010 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$1,879	$708	$537	$(2,134)

Denominator for basic and diluted earnings (loss) per share– weighted average shares	7,880	7,880	7,880	7,880

Options to purchase 104,500 weighted average shares of common stock were outstanding for the three and nine month periods ended September 30, 2011 and for the three month period ended September 30, 2010, but were not included in the computation of diluted earnings per share primarily because the options’ exercise price was greater than the average market prices of the common shares for their respective periods.  For the nine month period ended September 30, 2010, there is no difference between basic and diluted loss per share amounts because the effect of increasing the weighted average number of common shares for incremental shares issuable upon exercise of outstanding options is antidilutive.

4.	Related Party Transactions

Pursuant to an administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 and $135,000 for each of the three and nine month periods ended September 30, 2011 and 2010, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until February 2013.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended September 30, 2011 and 2010, and $9,000 for each of the nine month periods ended September 30, 2011 and 2010.

5.	Interest and Other Income (Expense), net

Interest and other income (expense), net includes interest income of $40,000 and $60,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $170,000 and $220,000 for the nine month periods ended September 30, 2011 and 2010, respectively.

Rental income aggregated $130,000 for the three month periods ended September 30, 2011 and 2010, and $350,000 and $320,000 for the nine month periods ended September 30, 2011 and 2010, respectively.

Net income from farming operations at the Rampage property was $3,800,000 and $2,350,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $2,250,000 and $950,000 for the nine month periods ended September 30, 2011 and 2010, respectively.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

					Fair Value Measurements Using
					Quoted Prices in Active Markets	Significant Other
	Par	Amortized	Gross Unrealized	Gross Unrealized	for Identical Assets	Observable Inputs	Total Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

September 30, 2011
U.S. Treasury securities	$43,300	$43,297	$1	$1	$43,297	$-	$43,297

December 31, 2010
U.S. Treasury securities	$38,300	$38,282	$5	$-	$38,287	$-	$38,287

As of September 30, 2011, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.  As more fully discussed in the 2010 10-K, during the fourth quarter of 2010 the Company recorded an impairment charge for certain real estate assets at the San Elijo Hills Towncenter (“Towncenter”) which reduced the carrying amount of those assets to their fair value of $1,200,000 at December 31, 2010.

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

During the three and nine month periods ended September 30, 2011, the Company sold a Towncenter commercial lot to a bank for cash proceeds of $1,400,000, and recognized a gain of $1,150,000, and sold a Towncenter commercial lot to a daycare operator for $550,000, including a $50,000 non-refundable option payment received in June 2011, and recognized a gain of $350,000.

During the three month period ended September 30, 2011, the Company sold one residential condominium unit at the Towncenter for gross proceeds of $400,000 and recognized a gain of $30,000.  In addition to the third quarter sale, the nine month period ended September 30, 2011 reflects the sale of one residential condominium unit at the Towncenter earlier in the year for gross cash proceeds of $400,000, for which a gain of $40,000 was recognized.

During the nine month period ended September 30, 2011, the Company also sold 32 single family lots at San Elijo Hills to a homebuilder for aggregate cash proceeds of $7,000,000, for which it had previously received a non-refundable option payment of $650,000 in 2009, and recognized a gain of $3,350,000.

During the three month period ended September 30, 2010, the Company sold two residential condominium units at the Towncenter for gross cash proceeds of $850,000 and recognized a gain of $200,000.  During the nine month period ended September 30, 2010, the Company sold nine residential condominium units at the Towncenter for gross cash proceeds of $4,050,000 and recognized a gain of $750,000.

As of October 25, 2011, the Company has entered into two agreements to sell an aggregate of 77 single family residential lots to homebuilders for aggregate cash proceeds of $21,100,000, for which it has received non-refundable option deposits totaling $2,000,000 during the nine month period ended September 30, 2011.  These option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchaser at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchasers decide not to close, the Company’s recourse will be primarily limited to retaining the option payments.

9.	Litigation

As previously disclosed, in June 2009, a lawsuit entitled Walter E. Wolf v. Paul J. Borden, et al. was filed against the Company, its President and certain affiliates of the Company by a minority stockholder of the Company's subsidiary, CDS Devco, Inc. (“CDS DEVCO”).  The action alleges, among other things, breach of fiduciary duty, fraud, breach of contract and intentional interference with contract and seeks unspecified monetary damages and other relief.

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

10.	Stock Options

On July 29, 2011, options to purchase an aggregate of 6,000 shares of common stock were granted to the members of the Board of Directors under the Company’s 1999 Stock Incentive Plan at an exercise price of $21.50 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the nine month periods ended September 30, 2011 and 2010, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills and Otay Ranch projects, general and administrative expenses, and estimated federal and state tax payments.  The Company’s principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, farming income related to grape sales at the Rampage property, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments.  As of September 30, 2011, the Company had aggregate cash, cash equivalents and investments of $66,000,000 to meet its current liquidity needs and for future investment opportunities.

As of September 30, 2011, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	325
Multi-family units	29
Square footage of commercial space	38,800

As of October 25, 2011, the Company has entered into two agreements to sell an aggregate of 77 single family residential lots to homebuilders for aggregate cash proceeds of $21,100,000, for which it has received non-refundable option deposits totaling $2,000,000 during the nine month period ended September 30, 2011.  These option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchaser at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchasers decide not to close, the Company’s recourse will be primarily limited to retaining the option payments.

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

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which includes 12 residential condominium units and 11,000 square feet of commercial space.  Eleven of the twelve condominium units have been sold.  During the third quarter of 2011, the Company entered into a lease agreement with a new commercial tenant which is expected to open for business in late December 2011.  As of October 25, 2011, the Company has entered into leases for eight of the nine phase one retail spaces covering 9,900 square feet. The Company is currently evaluating design options for phase two of the Towncenter.

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

In April 2008, the City of Chula Vista approved an agreement whereby the Company dedicated 50 acres of development land in the Otay Ranch project and 160 acres of open space land in the unincorporated area of San Diego County and committed to pay an endowment of $2,000,000 (of which $1,000,000 has been paid) to fund costs associated with establishing a higher education facility on the property.  Subject to numerous public hearings and the discretionary action of the City Council, the City committed to allocate a maximum of 6,050 residential units and 1.8 million square feet of commercial development space to the Company’s project, and agreed to process its development applications by August 2011.  The Company’s development applications have not as yet been approved; however, the Company continues to work with the City to obtain the approvals while retaining its rights to seek a refund of the endowment funds and a return of the land should the approvals ultimately not be received.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

During the three and nine months ended September 30, 2011 and 2010, the Company closed on sales of real estate and recognized revenues as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Single family units	-	-	32	-
Multi-family units	-	-	-	-
Residential condominium units	1	2	2	9
Commercial lot sales- planned square feet	11,200	-	11,200	-
Sales price	$2,350,000	$850,000	$9,750,000	$4,050,000

During the three month periods ended September 30, 2011 and 2010, cost of sales of real estate aggregated $850,000 and $650,000, respectively, and during the nine month periods ended September 30, 2011 and 2010, cost of sales of real estate aggregated $4,850,000 and $3,350,000, respectively.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three and nine months ended September 30, 2011 and 2010.  As discussed in the 2010 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $50,000 and $40,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $130,000 and $40,000 for the nine month periods ended September 30, 2011 and 2010, respectively.    The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

General and administrative expenses decreased during the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010 primarily due to lower legal expenses.  During the three month 2011 period, legal expenses decreased by $200,000 as compared to the same period in the prior year, principally due to lower legal fees associated with litigation brought by the minority stockholder against CDS DEVCO discussed above, and decreased litigation activity at the Otay Ranch project.  During the nine month 2011 period, legal expenses decreased by $250,000 as compared to the same period in the prior year, principally due to decreased litigation activity at the Otay Ranch project and lower legal fees related to corporate matters.  In addition, marketing expenses increased during the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010 by $30,000 and $50,000, respectively, principally as a result of advertising costs related to the marketing of the Rampage property for sale.

Interest and other income, net includes farming income at the Rampage property of $4,750,000 for the three and nine month periods ended September 30, 2011 as compared to $3,250,000 for the same periods in 2010.  The increase in farming income reflects a larger harvest yield and higher market prices for grapes.  Interest and other income, net also reflects a decline in interest income for the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010 of $20,000 and $50,000, respectively, due to lower interest rates.  The change in interest and other income, net for the nine month period ended September 30, 2011 as compared to the same period in 2010 also reflects an increase in farming expenses at the Rampage property of $150,000 resulting from increased vineyard rejuvenation, replanting and repairs.

The Company recognized previously unrecognized tax benefits of $150,000 during the three and nine month periods ended September 30, 2011 (reducing income tax expense) due to the expiration of the statute of limitations for the 2006 California state income tax return.  The income tax provision also includes provisions for state income taxes.  These items account for the differences between the effective income tax rate and the federal statutory rate.

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

Item 4.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: October 27, 2011	By:	/s/ Erin N. Ruhe
Name: Vice President, Treasurer and Controller
Title: (Principal Accounting Officer)

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