Form 10-K
period 2011-12-31
HOMEFED CORP
filed 2012-02-16
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [ x ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based on the average bid and asked prices of the Registrant’s Common Stock as published by the OTC Bulletin Board Service as of June 30, 2011, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $92,000,000 on that date.

As of February 6, 2012, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

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

The Company’s current development projects consist of two master-planned communities located in San Diego County, California:  San Elijo Hills, and a portion of the larger Otay Ranch planning area.  The Company also owns the Rampage property, a 1,544 acre grape vineyard located in southern Madera County, California, which is not currently entitled for commercial or residential development.  In addition, in January 2011, the Company acquired the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California.

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

Current Development Projects

San Elijo Hills

In 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, “Leucadia”) all of the issued and outstanding shares of capital stock of CDS Holding Corporation (“CDS”), which through its majority-owned subsidiaries is the owner of the San Elijo Hills project (title is owned in fee simple).  The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, will be a community of approximately 3,500 homes and apartments, as well as a commercial and residential Towncenter.  Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager.  The development management agreement provides that the Company receive fees for the field overhead, management and marketing services it provides (“development management fees”), based on the revenues of the project.  Through its ownership interest in CDS, the Company has an effective 68% indirect equity interest in the San Elijo Hills project, after considering noncontrolling interests held by former owners of the project before CDS acquired its interest.  Before amounts are distributed to the noncontrolling shareholders, the Company has the right to receive repayment of any amounts advanced by it to the project and to receive a preferred return on any advances.  For more information on the noncontrolling interests, see Note 5 of Notes to Consolidated Financial Statements.

Current Market Developments: Throughout much of the period that the Company has been developing the San Elijo Hills project, the Company’s sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  The slowdown in residential sales was exacerbated by the turmoil in the mortgage lending and credit markets, which resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes declined substantially from the early years of the project’s development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 236 in 2011 as compared to 860 in 2004.  As of December 31, 2011, the San Elijo Hills project has sold 2,098 of its 2,364 single family lots and 1,070 of its 1,099 multi-family units.

Interest from homebuilders concerning the San Elijo project’s remaining single family lots and multi-family units has increased since late 2009, and the Company has been able to sell some single family lots and multi-family units at acceptable prices.  Although these developments are encouraging, it is too soon to determine if the long slump in the housing market is coming to an end, or when the Company will be able to sell its remaining inventory.  The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

Sales Activity:  The table below summarizes sales activity at the San Elijo Hills project during the last three years.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Number of residential units sold (1)	93	192	32
Aggregate sales proceeds from sales of residential
units, net of closing costs	$25,600	$35,600	$7,000
Aggregate proceeds from the sales of
non-residential sites, net of closing costs (2)	$1,950	$-	$1,950
Development management fees earned (3)	$1,550	$2,050	$500

(1)	Units are comprised of single family lots, multi-family units and residential condominium units.
(2)	Reflects the sales of a daycare center and bank site in 2011 and reflects the sale of the visitor center in 2009.
(3)
Development management fees are intercompany payments, which are eliminated in consolidation and therefore not reflected in the Company’s consolidated statements of operations, but which are a source of liquidity for the parent company.

As of December 31, 2011, the remaining land at the San Elijo Hills project to be sold or leased consists of the following (including real estate under contract for sale):

Single family lots	266
Multi-family units	29
Square footage of commercial space	37,800

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which included 12 residential condominium units and 11,000 square feet of commercial space.  Eleven of the twelve condominium units have been sold, and all of the phase one retail spaces have been leased.  The plan for phase two of the Towncenter has not yet been developed.

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

Lumbermens has ceased underwriting operations and is operating under the administrative supervision of its insurance regulators.  Although Lumbermens is not in receivership proceedings, it is operating under restrictive orders entered by insurance regulators.  It is uncertain whether Lumbermens will have sufficient assets at such time, if ever, the Company makes a claim under the policy (the Company has not made any claims to date).  In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through August 1, 2007.  In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2011.  During 2011, coverage under these policies was extended for homes sold through August 2012.

Otay Ranch

In October 1998, Otay Land Company, LLC (“Otay Land Company”) acquired approximately 4,850 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master-planned community south of San Diego, California (title is owned in fee simple).  The City of Chula Vista and the County of San Diego approved a General Development Plan (“GDP”) for the larger planning area in 1993.

Since acquisition, Otay Land Company has disposed of part of its land in several sales transactions and an eminent domain proceeding.  After considering these dispositions, Otay Land Company owns approximately 2,800 acres, of which the total developable area is approximately 700 acres, including approximately 170 acres of land designated as “Limited Development Area and Common Use Area.”  The remaining approximately 2,100 acres are designated as various qualities of non-developable open space mitigation land.  Under the GDP, 1.188 acres of open space mitigation land from within the Otay Ranch project must be dedicated to the government for each 1.0 acre of land that is developed, excluding land designated Limited Development Area and Common Use Area.

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

The Company continues to evaluate how to maximize the value of this investment while processing further entitlements on portions of its property.  The Company has been working with the City of Chula Vista and other developers on a GDP amendment for the overall Otay Ranch area.  In April 2008, the City of Chula Vista approved an agreement whereby the Company dedicated 50 acres of development land in the Otay Ranch project and 160 acres of open space land in the unincorporated area of San Diego County and committed to pay an endowment of $2,000,000 (of which $1,000,000 has been paid) to fund costs associated with establishing a higher education facility on the property.  Subject to numerous public hearings and the discretionary action of the City Council, the City committed to allocate a maximum of 6,050 residential units and 1.8 million square feet of commercial development space to the Company’s project, and agreed to process its development applications by August 2011.  The Company’s development applications have not as yet been approved; however, the Company continues to work with the City to obtain the approvals while retaining its rights to seek a refund of the endowment funds and a return of the land should the approvals ultimately not be received.  If such applications are not approved and implemented, the City will be required to return to the Company the endowment funds and the dedicated land.  The Company retains the right to withdraw these development applications if it determines, in its sole discretion, that it is economically infeasible or undesirable to continue with such applications.

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

Other Projects

Rampage Property

The Company owns a 1,544 acre grape vineyard located in southern Madera County, California (title is owned in fee simple) that was purchased in 1993.  Although this property is not currently entitled for residential development, it is located in a growing residential area northwest of Fresno, California.  The Company purchased this land with the intention of obtaining the necessary entitlements to develop the property as a master-planned community, including meeting requirements with respect to adequate water supply.  In California, laws require that any large size residential community have sufficient water supplies to meet the water demands of the project for a period of 20 years.  A preliminary site plan for development of the Rampage property showed that the land would support a master-planned community, but even if all entitlements are received, the build out and sale of homes will take many years.  The entitlement process takes several years and no assurance can be given that such entitlements will be obtained, or that that future market conditions will support development of the Rampage property into a master-planned community.  In the interim, the Company has been conducting farming activities at the vineyard and, starting in 2010, has been generating positive cash flows from selling grapes.

The Company is reevaluating its plans for the Rampage property.  During 2011, the Company engaged a real estate brokerage firm to sell the Rampage property but the Company did not receive any offers it found acceptable.  While a sale of the property in the future is possible, the Company continues to conduct farming activities while it explores possible development as a master-planned community.  For the years ended December 31, 2011, 2010 and 2009, farming revenues from the Rampage property were $6,000,000, $3,950,000 and $1,950,000, respectively, and farming expenses were $2,850,000, $2,700,000 and $3,150,000, respectively.

Fanita Ranch

In January 2011, the Company acquired in a foreclosure sale the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California.  The aggregate purchase price of $12,350,000 consisted of cash consideration of $11,000,000 and the assumption of certain payables.  The City of Santee is located at the intersection of SR125 and SR52 in East San Diego County, about a 30 minute drive from downtown San Diego.  Fanita Ranch is a master-planned community that is approved for approximately 1,400 residential units. The project’s Environmental Impact Report (“EIR”) and development agreement with the City of Santee were approved in 2007.

The existing project entitlements are currently being challenged under the California Environmental Quality Act (“CEQA”) related to purported issues with the EIR.  The Company and the City of Santee are defending these EIR challenges; however, this process may take several years to resolve and the Company may not ultimately be successful.

If the Company successfully resolves the EIR challenges, there are no assurances that real estate market conditions, or costs of construction, will allow the project to be profitably developed as currently planned.  The Company acquired the property with the intention of completing the necessary entitlements to develop the property as a master-planned community, although there can be no assurance that the Company will be successful in these efforts.  If successful, obtaining all the entitlements is expected to take several years.

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

The Company obtained a preliminary remediation study concerning approximately 30 acres of undeveloped land in the Otay Ranch master-planned community that is owned by a subsidiary of Otay Land Company, Flat Rock Land Company, LLC (“Flat Rock”).  Flat Rock owns approximately 260 acres of the Company’s total holdings in the Otay Ranch area, including 100 developable acres.  The need for remediation results from activities conducted on the land prior to Otay Land Company’s ownership.  Based upon the preliminary findings of this study, in 2002 the Company estimated that the cost to implement the most likely remediation alternative would be approximately $11,150,000, and accrued that amount as an operating expense.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the type of remedial process approved, the expenses of the regulatory process, inflation and other items.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  The liability is reduced for payments related to the development of a remediation plan, onsite testing and legal and other expenses.  The Company periodically examines, and when appropriate, adjusts its liability to reflect its current best estimate; however, no assurance can be given that the actual amount of environmental liability will not exceed the amount of reserves for this matter or that it will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  At December 31, 2011, the liability for environmental remediation was $8,950,000.

During 2003, Otay Land Company developed a Site investigation plan, which the San Diego Department of Environmental Health (“DEH”) approved, to determine the nature and extent of contamination on the property.  In January 2004, the California Environmental Protection Agency designated DEH as the lead overseeing agency for site investigation and eventual remediation.  Flat Rock then selected an environmental consultant to implement the investigation plan, which has been conducted under the San Diego County Voluntary Cleanup Program under the oversight of DEH, in full compliance with the federal National Contingency Plan (“NCP”) and State of California Health and Safety Code.  In 2005, Flat Rock completed the site investigation, which was subsequently approved by DEH.  Flat Rock submitted a Remedial Investigation and Feasibility Study (“RI/FS”) to DEH for review and approval; DEH requested State Department of Toxic Substances Control assistance in its review of the RI/FS, specifically with respect to human health and ecological risk assessment for the Site.  Following the completion of human health and ecological risk assessment activities, further site assessment and characterization, and continued evaluation of remedial alternatives for final clean up of the Site, all of which was conducted in a manner consistent with the NCP, Flat Rock received regulatory approval with respect to the RI/FS.  Flat Rock is now working with DEH and other regulatory agencies on a Draft Remedial Action Plan (“RAP”) for eventual approval and selection of a final remedy for the Site.  The RAP will be subject to public comment prior to approval and implementation of the final DEH-approved remedy.  Prior to approval, the RAP will also be subject to California Environmental Quality Act (“CEQA”) requirements, with input and direction provided by the County of San Diego and City of Chula Vista, among others.  In summary, Flat Rock continues to work with DEH and other agencies to conduct the investigation and eventual cleanup of the Site in compliance with the NCP and State and local requirements.  The Company is unable to predict with certainty when the remediation will commence and there is no regulatory requirement to commence remediation by a fixed date.

Otay Land Company and Flat Rock commenced a lawsuit in the U.S. District Court for the Southern District of California seeking compensation from the parties who Otay Land Company and Flat Rock believe are responsible for the contamination of the property.   On July 20, 2006, the District Court dismissed the federal environmental law claims and refused to retain jurisdiction on the related state law claims.  The District Court also awarded allowable costs to the defendants and against Otay Land Company and Flat Rock in the total sum of approximately $272,000.  Otay Land Company and Flat Rock immediately filed an action in the Superior Court for the State of California, County of San Diego asserting all related state law claims against the same parties to preserve those claims while seeking appellate review of the District Court’s rulings on the merits of the case and the award of costs.   The state court action was stayed by the Superior Court pending the decisions on the federal appeals.  On appeal, the U.S. Court of Appeals for the Ninth Circuit declined to address the District Court’s grounds for its dismissal of the federal environmental law claims, and instead vacated the District Court’s decision and directed the dismissal of the lawsuit on the grounds that the federal environmental law claims were not yet ripe for judicial review.  As to the cost appeal, the Ninth Circuit found the District Court had decided the cost based upon the wrong standard of review and remanded the matter back to the District Court.  That court decided the costs issue again under a different standard, but found the same costs were still allowed.  Otay Land Company and Flat Rock have again appealed the $272,000 cost award to the Ninth Circuit.  Briefing was completed and the Ninth Circuit heard oral argument in October of 2011.  The parties are awaiting the decision of the Ninth Circuit at this time on the cost appeal.

Once the Ninth Circuit’s decision dismissing the federal environmental claims became final, rather  than re-file in Federal Court, the Company elected to pursue only the state law claims in California Superior Court seeking recovery of the Company’s damages associated with the investigation and anticipated future costs associated with the eventual remediation of the contamination.  The stay has been lifted by the Superior Court.  All defendants thereafter filed motions for summary judgment, all of which were denied by the Court in January 2012.  A trial date has not yet been set, but the Company anticipates trial will commence in the latter part of 2012.  The Company has not reduced its estimated liability for environmental remediation based upon any potential recoveries from these parties.  The Company can give no assurances that this lawsuit will be successful, that it will not be liable for the defense costs awarded to date or that it will be able to recover any of the costs incurred in investigating and/or remediating the contamination.

Employees

At December 31, 2011, the Company and its consolidated subsidiaries had 13 full-time employees.

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

The Company’s website is http://www.homefedcorporation.com.  The Company also makes available through its website without charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified.  When used in this Report, the words “will ” “could,” “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

Significant influence over our affairs may be exercised by our principal stockholders.  As of February 6, 2012, the significant stockholders of our Company are Leucadia (approximately 31.4% beneficial ownership), our Chairman, Joseph S. Steinberg (approximately 9.4% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) and one of our directors, Ian M. Cumming (approximately 7.7% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming's charitable foundation).  Mr. Steinberg is also President, a director and a significant stockholder of Leucadia. Mr. Cumming is also Chairman of the Board, a director and a significant stockholder of Leucadia.  Accordingly, Leucadia and Messrs. Steinberg and Cumming could exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.     Properties.

At December 31, 2011, the Company is the developer of three real estate properties, San Elijo Hills, the Otay Land Company project and Fanita Ranch, and owns the Rampage property, all of which are described under Item 1. Business.  Real estate had an aggregate book value of approximately $92,650,000 at December 31, 2011.

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

Item 4.     Mine Safety Disclosures.

Not applicable.

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

	High	Low

2010
First Quarter	$33.00	$18.25
Second Quarter	27.98	21.00
Third Quarter	25.00	20.05
Fourth Quarter	25.00	20.38

2011
First Quarter	$30.00	$21.80
Second Quarter	28.50	21.53
Third Quarter	23.00	18.00
Fourth Quarter	20.75	18.25

2012
First quarter (through February 6, 2012)	$20.20	$18.26

The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions.  On February 6, 2012, the closing bid price for the Company’s common stock was $20.09 per share.  As of that date, there were 569 stockholders of record.  No dividends were paid during 2011 or 2010.

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

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding-500 Index for the period commencing December 31, 2006 to December 31, 2011.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2006 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec06	Dec07	Dec08	Dec09	Dec10	Dec11
HomeFed Corporation	100	93.94	25.00	37.12	33.03	29.39
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P 500 Homebuilding Index	100	41.11	25.11	29.72	31.52	31.53

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
Revenues (a)	$34,141	$40,367	$16,933	$12,157	$24,631
Expenses (a)	24,058	33,450	14,569	18,418	18,196
Net income (loss) (b) (c)	6,097	4,420	2,794	(10,455)	8,520
Net income (loss) attributable to HomeFed
Corporation common shareholders (b) (c)	4,491	3,529	2,807	(9,927)	6,820
Basic earnings (loss) per share (b) (c)	$0.57	$0.45	$0.36	$(1.21)	$0.82
Diluted earnings (loss) per share (b) (c)	$0.57	$0.45	$0.36	$(1.21)	$0.82

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$40,820	$43,788	$9,127	$16,353	$10,574
Investments	43,297	38,287	57,038	57,735	95,940
Real estate	92,626	87,909	104,273	98,544	88,200
Total assets	188,753	184,510	185,704	190,397	219,255
Notes payable	–	–	7,834	8,218	8,953
HomeFed Corporation shareholders’ equity	157,706	152,995	149,313	146,419	162,117
Shares outstanding	7,880	7,880	7,880	7,880	8,274
Book value per share (d)	$20.01	$19.42	$18.95	$18.58	$19.59
Cash dividend per share	$–	$–	$–	$–	$–

(a)	Prior period amounts have been reclassified to conform to the current year presentation of rental income, farming revenues and expenses.
(b)	For the years ended December 31, 2010 and 2008, the Company recorded provisions for impairment losses on real estate of $5,400,000 and $4,150,000, respectively.
(c)	For the year ended December 31, 2008, the Company increased its deferred tax valuation allowance by recording an increase to its income tax provision of $9,100,000.
(d)	Excludes noncontrolling interest.

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

Liquidity and Capital Resources

During 2011 and 2010, net cash of $13,000,000 and $23,700,000, respectively, was provided by operating activities, principally from the proceeds from the sale of real estate at the San Elijo Hills project and sales of bulk grapes.  The Company used net cash for operating activities of $8,950,000 for the years ended December 31, 2009, principally for real estate improvement expenditures at the San Elijo Hills project and for the payment of general and administrative expenses and federal and state income tax payments.  The Company’s ability to generate positive cash flows from operating activities is dependent upon the amount and timing of real estate sales, principally at the San Elijo Hills project.  Information about the remaining real estate to be sold at the San Elijo Hills project is provided below.  Because of the nature of its real estate projects, the Company does not expect operating cash flows will be consistent from year to year.

Throughout much of the period that the Company has been developing the San Elijo Hills project, the Company’s sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  The slowdown in residential sales was exacerbated by the turmoil in the mortgage lending and credit markets, which resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes declined substantially from the early years of the project’s development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 236 in 2011 as compared to 860 in 2004.

Interest from homebuilders concerning the San Elijo project’s remaining single family lots and multi-family units has increased since late 2009, and the Company has been able to sell some single family lots and multi-family units at acceptable prices.  Although these developments are encouraging, it is too soon to determine if the long slump in the housing market is coming to an end, or when the Company will be able to sell its remaining inventory.  The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

HomeFed’s principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income primarily from the San Elijo Hills Towncenter, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries.  As of December 31, 2011, the Company had consolidated cash and cash equivalents and marketable securities aggregating $84,100,000, substantially all of which was held by the parent company and available to be used without restriction.

The Company expects that its cash and cash equivalents and marketable securities classified as available for sale, together with the other sources described above, will be sufficient for both its short and long term liquidity needs.  Residential sales at the San Elijo Hills project are expected to be a source of funds to the Company in the future; however, the amount and timing is uncertain due to current market conditions.   The Company is not relying on receipt of funds from Otay Land Company for the foreseeable future, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty.   However, with the possible exception of the environmental remediation matter discussed below, Otay Land Company is not expected to require material funds in the short term, and long term needs will not be determined until a development plan is established.  Property development expenditures at the Rampage project, if any, are not expected to be significant for the next few years.  In the interim, the Company has been conducting farming activities at the vineyard and has been generating positive cash flows from selling grapes since 2010. Except as disclosed herein, the Company is not committed to acquire any new real estate projects, but it believes it has sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

During 2011, the Company closed on the sale of two neighborhoods in the San Elijo Hills project consisting of 91 single family lots for aggregate sales proceeds of $24,750,000, net of closing costs.  In addition, the Company sold a Towncenter commercial lot to a bank for cash proceeds of $1,400,000 and sold a Towncenter commercial lot to a daycare operator for cash proceeds of $550,000 during 2011.  The Company also sold two condominium units in the San Elijo Hills Towncenter for aggregate cash proceeds of $850,000, net of closing costs.  As of December 31, 2011, the Company had completed all required improvements to these and previously sold properties.

As of December 31, 2011, the remaining land at the San Elijo Hills project to be sold or leased consists of the following (including real estate under contract for sale):

Single family lots	266
Multi-family units	29
Square footage of commercial space	37,800

As of February 6, 2012, the Company has entered into an agreement to sell an aggregate of 18 single family residential lots to a homebuilder for aggregate cash proceeds of $3,350,000, for which it has received non-refundable option deposits totaling $350,000 during the year ended December 31, 2011.  These option payments are non-refundable if the Company fulfills its obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing.  Although this agreement is binding on the purchasers, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchasers decide not to close, the Company’s recourse will be primarily limited to retaining the option payments.

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which includes 12 residential condominium units and 11,000 square feet of commercial space.  Eleven of the twelve condominium units have been sold, and all of the phase one retail spaces have been leased.  The plan for phase two of the Towncenter has not yet been developed.

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

Lumbermens has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators.  Although Lumbermens is not in receivership proceedings, it is operating under orders entered by insurance regulators.  It is uncertain whether Lumbermens will have sufficient assets at such time, if ever, the Company makes a claim under the policy (the Company has not made any claims to date).  In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through August 1, 2007.  In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2011.  During 2011, coverage under these policies was extended for homes sold through August 2012.

In January 2011, the Company acquired in a foreclosure sale the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California.  The aggregate purchase price of $12,350,000 consisted of cash consideration of $11,000,000 and the assumption of certain payables.  Fanita Ranch is approved for approximately 1,400 residential units.  The Company acquired the property with the intention of completing the necessary entitlements to develop the property as a master-planned community, although there can be no assurance that the Company will be successful in these efforts.  If successful, obtaining all the entitlements is expected to take several years.

In February 2012, the Company acquired approximately 450 acres of land in Virginia Beach, Virginia for cash consideration of $17,000,000 excluding closing costs.  The project is entitled for 455 single family lots, of which 91 are finished lots that can be sold immediately without any further development.  The Company is currently preparing its sales and development plan for the property.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock, representing approximately 6% of the Company’s outstanding stock.  Repurchased shares would be available for, among other things, use in connection with the Company’s stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.  The Company has purchased 395,409 shares to date, principally in 2008.

As indicated in the table below, at December 31, 2011, the Company’s contractual cash obligations consisted solely of its operating lease, which net of sublease income totaled $650,000.

	Payments Due by Period (in thousands)
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating lease, net of sublease income	$650	$400	$250	$-	$-

As of December 31, 2011, the Company had NOLs of $17,600,000 available to reduce its future federal income tax liabilities and $32,400,000 of alternative minimum tax credit carryovers.  The federal NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%.  As a result, the Company expects to pay federal income tax at a rate of 20% during future periods.  For more information, see Note 9 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of the Company’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2011, the amount of outstanding bonds was approximately $1,200,000, none of which has been drawn upon.

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

Prior to 2010, the percentage of completion method of accounting was applied for sold properties; however, during the fourth quarter of 2009, the Company completed all the required improvements for sold properties and all of the remaining deferred revenue was recognized in income.  Starting in 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales.  Accordingly, the Company recognized total sales proceeds, net of closing costs, in revenues and all costs in cost of sales on the closing date.

Income Taxes – The Company records a valuation allowance to reduce its net deferred tax asset to an amount that the Company expects is more likely than not to be realized.  If the Company’s estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period.   The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on the Company’s projection of taxable income in the future.  The Company’s estimate does not include any real estate development profit at the Otay Ranch, Rampage and Fanita Ranch properties, since the Company’s plans for development of these properties are uncertain.  The Company calculated the allowance based on the assumption that it would be able to generate future taxable income which would be sufficient to utilize approximately $10,400,000 of the Company’s NOLs and $400,000 of its alternative minimum tax credit carryovers.

The calculation of the valuation allowance recognizes that the Company’s NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%.  When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which generally can be used to reduce its future federal income tax once it has used all of its NOLs (or the NOLs expire) and becomes subject to the regular tax (as opposed to the alternative minimum tax).  At December 31, 2011, the Company had approximately $32,400,000 alternative minimum tax credit carryovers which have no expiration date.  However, because the minimum tax credit carryovers do not offset alternative minimum tax, effectively they are only able to reduce the Company’s federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $230,000,000 of taxable income above its current estimate to fully use all of the credits.  The Company has fully reserved for this benefit in its valuation allowance.

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

In the fourth quarter of 2010, the Company concluded that current market rents for retail tenants at the San Elijo Hills Towncenter were less than rents which the Company had been projecting.  As a result, the Company evaluated the recoverability of phase one of the Towncenter, which is built and substantially leased, and concluded that the carrying value of phase one was recoverable.  The Company also reevaluated phase two of the Towncenter, which is yet to be built, concluding that the existing plan containing retail and office space would not provide adequate economic returns, particularly in the current economic environment, and would not be built.  Accordingly, the Company recorded a provision for loss on real estate of $5,400,000 to reduce the carrying amount of phase two of the Towncenter to its estimated fair value of $1,200,000.

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

The Company did not record any provisions for impairment losses during the year ended December 31, 2011 and 2009.

Statement of Operations

The Company currently has three significant real estate development projects, San Elijo Hills, the Otay Ranch project and Fanita Ranch.  The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,364 single family lots, 823 multi-family units, 276 very low income apartment units, two school sites and commercial space which will be sold or leased.  As of February 6, 2012, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of 266 single family lots, 29 multi-family units and 37,800 square feet of commercial space.   The Company has substantially completed the development of its remaining single family residential lots and has completed development of the first phase of the Towncenter; design options for phase two of the Towncenter are currently being evaluated.  As discussed above, the timing of the sales of the remaining lot inventory at the San Elijo Hills project is uncertain.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

While the San Elijo Hills project is a development community that has been developing and selling lots since 2002, sales at the Otay Ranch project have principally consisted of four individual transactions for relatively large amounts of land.  Individual lot development at the Otay Ranch project has not yet begun, as the Company continues to evaluate how to maximize the value of this investment while processing further entitlements on portions of the property.  If and when the Company determines to commence lot development at the Otay Ranch project, it is expected to last many years.  Development of the Rampage and Fanita Ranch properties can only commence after approvals are obtained from multiple government agencies; as a result no sales activity is expected for several years.

Real Estate Sales Activity

San Elijo Hills Project:

For the three years ended December 31, 2011, the Company has closed on sales of real estate and recognized revenues as follows:

	2011	2010	2009
	(Dollars in thousands)

Single family units	91	52	32
Multi-family units	-	131	-
Residential condominium units	2	9	-
Commercial lot sales – planned square feet	11,200	-	6,450
Purchase price, net of closing costs:
Single family units	$24,750	$13,600	$7,000
Multi-family units	$-	$18,000	$-
Residential condominium units	$850	$4,100	$-
Commercial lot sales	$1,950	$-	$1,950

The full purchase price reflected in the table above, net of closing costs, was recognized as revenues on the closing date as all required improvements to the property had been completed.  As discussed above, a portion of the revenue from sales in prior years was deferred, and has been recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  In addition to revenues recognized on the closing date reflected in the table above, revenues include previously deferred amounts of $5,750,000 for 2009, which were recognized upon completion of certain required improvements.  As of December 31, 2009, all previously deferred revenue had been recognized in income since all of the required improvements were completed.

During 2011, 2010 and 2009, cost of sales of real estate aggregated $12,950,000, $16,000,000 and $4,400,000, respectively.  Prior to 2010, cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.  Starting in 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales and recognized in full as cost of sales the cost of properties sold on the closing date.

As discussed above, the Company recorded provisions for impairment losses on real estate at the San Elijo Hills project of $5,400,000 for the year ended December 31, 2010.

Otay Ranch Project:

During 2010, five acres of mitigation land were sold to a project owner who needed mitigation land to complete his development in another area in the City of Chula Vista.  The Company received proceeds of $200,000 and recognized a gain of $150,000.  There were no sales of real estate at the Otay Ranch project during 2011 and 2009.

Rampage Property:

There were no sales of real estate at the Rampage property during 2011, 2010 and 2009.

Farming revenues at the Rampage property aggregated $6,000,000, $3,950,000 and $1,950,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase in farming revenues in each of the last two years as compared to the immediately preceding year is due to larger harvest yields and higher market prices for grapes. In 2009, grape yields were adversely affected by weather, and the Company received insurance proceeds of $1,050,000 which was recognized in interest and other income.

Other Results of Operations Activity

Rental income increased in 2010 as compared to 2009 by $350,000, primarily due to the leasing of retail spaces at the San Elijo Hills Towncenter.

The Company recorded co-op marketing and advertising fees of approximately $200,000, $100,000 and $150,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities for the San Elijo Hills project.

General and administrative expenses decreased during 2011 as compared to 2010 primarily due to decreased legal and lower general bonus expenses.  Legal expenses declined by $600,000, due to decreased litigation activity at the San Elijo Hills and the Otay Ranch projects and lower legal fees related to corporate matters.

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

Interest and other income include $150,000 of proceeds received from the settlement of a contract dispute during 2011.  Interest and other income reflect a decline in interest income of $100,000 in 2011 as compared to 2010, due to lower interest rates.

Interest and other income reflect a decline in interest income of $300,000 in 2010 as compared to 2009, due to lower interest rates and a lower amount of invested assets.  Interest and other income include $1,050,000 of proceeds received during 2009 at the Rampage property as a result of weather damage to the grapes.  During 2009, the Company also recognized in interest and other income $400,000 of previously deferred fees that had been prepaid by a homebuilder.  The fees were recognized in income because the homebuilder’s lender foreclosed on the property, which removed any contingent obligation related to the fees.

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

At December 31, 2011, the Company had investments of approximately $43,300,000 in securities issued by the U.S. Government.  The Company’s investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in equity.  The U.S. Government securities in the portfolio are rated “AAA” and “Aaa” by Standard & Poor’s and Moody’s, respectively.  All of these fixed income securities mature in 2012; the estimated weighted average remaining life of these fixed income securities was approximately 0.2 years at December 31, 2011.  At December 31, 2010, the Company’s investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.3 years and a weighted average interest rate of 0.2%.  The Company’s fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities
U.S. Treasury Securities	$43,297	$-	$-	$-	$-	$-	$43,297	$43,297
Weighted Average Interest Rate	0.03%	-	-	-	-	-

Item 8.     Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.      Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

As of February 6, 2012, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at anytime during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Patrick D. Bienvenue, age 57.  Mr. Bienvenue has served as a director since August 1998 and since August 2011 is the Executive Vice President of The St. Joe Company, a publicly traded company engaged in real estate development, sales and other activities.  From January 1996 until April 2011, Mr. Bienvenue served in a variety of executive capacities with real estate related subsidiaries of Leucadia and was responsible for the entitlement, development and management of these entities and their properties.  Mr. Bienvenue has senior managerial and development experience in the real estate sector.

Paul J. Borden, age 63.  Mr. Borden has served as a director and our President since May 1998.  Mr. Borden was a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia’s real estate investments.  Prior to working for Leucadia he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

Timothy M. Considine, age 71.  Mr. Considine has served as a director since January 1992, serving as Chairman of the Board from 1992 to December 1999, and is employed on a part-time basis by Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002. Mr. Considine has accounting and managerial experience.  Mr. Considine also has experience serving on the boards of private entities.

Ian M. Cumming, age 71.  Mr. Cumming has served as a director since May 1999.  He has been a director and Chairman of the Board of Leucadia since June 1978 and a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986.  Mr. Cumming is also a director of Jefferies Group, Inc. (“Jefferies”), a publicly traded full service global investment bank and institutional securities firm serving companies and other investors in which Leucadia has an approximate 29% interest, and Mueller Industries, Inc. (“Mueller”), a publicly traded manufacturer of copper, brass, plastic and aluminum products, in which Leucadia has an approximate 27% interest .  Mr. Cumming previously served as a director of Fortescue Metals Group Ltd. and AmeriCredit Corp, the Chairman of the Board of The FINOVA Group Inc., and a member of the Board of Managers of Premier Entertainment Biloxi, LLC.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his more than 30 years as Chairman and Chief Executive Officer of Leucadia.  He also has experience serving on the boards of directors and committees of both public and private entities.

Christian E. Foulger, age 37.  Mr. Foulger has served as Vice President of the Company since April 2011 and has been employed by the Company as a Special Projects Manager since November 2005.  Prior to joining the Company, Mr. Foulger was a Financial Analyst from 1998 to 2000 and Vice President from 2001 to October 2005 for Cottonwood Partners Management, a real estate development and management company in Salt Lake City, Utah.

Michael A. Lobatz, age 62.  Dr. Lobatz has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981.  Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Joseph S. Steinberg, age 68. Mr. Steinberg has served as a director since August 1998 and as Chairman of the Board since December 1999.  Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978.  Mr. Steinberg is also a director of Jefferies and Mueller.  Mr. Steinberg had previously served as a director of Jordan Industries, Inc., White Mountains Insurance Group, Ltd, The FINOVA Group, Inc. and Fortescue Metals Group Ltd., and was a member of the Board of Managers of Premier Entertainment Biloxi, LLC.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

Erin N. Ruhe, age 46.  Ms. Ruhe has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by the Company as Controller since January 1999.  Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

Until passing away in January 2012, Mr. Curt R. Noland served as Vice President of the Company since October 1998.

Audit Committee

The Board of Directors has a standing Audit Committee, established in accordance with the requirements of the SEC.  The Board of Directors has adopted a charter for the Audit Committee, which is available on our website, www.homefedcorporation.com.  The Audit Committee consists of Mr. Considine (Chairman) and Dr. Lobatz.  The Board of Directors has determined that Mr. Considine is qualified as an audit committee financial expert within the meaning of regulations of the SEC and is independent applying the NASDAQ Stock Market’s listing standards for independence.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that during the year ended December 31, 2011, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Business Practice

We have a Code of Business Practice, which is applicable to all of our directors, officers and employees, and includes a Code of Practice applicable to our principal executive officers and senior financial officers.  Both the Code of Business Practice and the Code of Practice are available on our website. We intend to post amendments to or waivers from our Code of Practice on our website as required by applicable law.

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

At the Company’s 2011 Annual Meeting, the say-on-pay advisory vote received approval from approximately 97% of the shares voted and the Compensation Committee made no significant changes to the Company’s executive compensation program during the year.

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

Bonuses, which have varied from year to year, also reflect the Company’s profitability and activities for the year in question.  For example, in years in which the Company is actively selling real estate, the Compensation Committee is likely to subjectively consider the executive’s contribution to the sales effort and in years in which the Company is actively engaged in land acquisition, entitlement and land development efforts, the Compensation Committee is likely to consider the executive’s contribution to those efforts.  The Compensation Committee also subjectively considers the executive’s contribution to evaluation of new opportunities, and also places importance upon the executive’s critical analysis that can result in avoiding making investments that do not meet the Company’s investment criteria and are not consummated, as well as on those opportunities that are consummated.

For Mr. Borden, the Compensation Committee considered his overall management and development of the Company’s senior personnel and the contribution Mr. Borden made to the Company’s success.  In 2011, the Company acquired the Fanita Ranch property, continued to make progress on the planning and entitlement of the Otay Land Company property, made significant progress with litigation matters, and closed two sales of residential lots at the San Elijo Hills project despite the ongoing poor market for new homes.  The Compensation Committee also recognized his continuing focus on cost reduction and control, and the progress made on getting an approved remediation plan for the Flat Rock property.

For Mr. Foulger, the Compensation Committee considered his efforts in leading the negotiations for the acquisition of the Fanita Ranch property and his work developing and managing a referral network for future acquisitions.  The Compensation Committee also considered Mr. Foulger’s ability to generate a steady flow of acquisition opportunities for the Company to evaluate.  Mr. Foulger also managed the sales of the bank and daycare center sites at the San Elijo Hills project and assisted with the completion of the San Elijo Hills Town Center.

For Mr. Noland, the Compensation Committee considered the closing of two sales of residential lots at the San Elijo Hills project, which significantly contributed to the Company’s income for the year.  The Compensation Committee recognized that Mr. Noland’s management of the San Elijo Hills project and his relationships in the homebuilding industry have enhanced the marketability of all of the Company’s projects.  The Compensation Committee also considered the progress made on the planning and entitlement of the Otay Land and the Fanita Ranch properties.  The Compensation Committee also recognized Mr. Noland’s contribution to the Company’s efforts with potential acquisitions.

For Ms. Ruhe, the Compensation Committee recognized her continuing efforts to manage accounting controls and systems while meeting SEC reporting requirements.  During the year the Company successfully upgraded its information technology systems resulting in faster access to information while enhancing system redundancy and stability.  Ms. Ruhe also provided cost efficient litigation support and support in reviewing transaction documents for all real estate sales and the acquisition of Fanita Ranch.  The Compensation Committee recognized Ms. Ruhe’s continuing years of service during which she has managed human resources, finance, accounting and treasury.

Based upon the foregoing, on January 5, 2011, the Compensation Committee approved annual salary increases (effective January 1, 2012) and discretionary 2011 cash bonuses for each of the Named Executive Officers reflected in the Summary Compensation Table below.

Additionally, all employees of the Company received a discretionary 2011 year-end bonus equal to approximately 3% of base salary.

Long-Term Incentives – Stock Options

By means of our Option Plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

Options Awarded to Executive Officers

Occasionally, stock options may be awarded which, under the terms of our Option Plan, permit the executive officer or other employee to purchase shares of our common stock at not less than the fair market value of the shares of common stock at the date of grant.  The extent to which the employee realizes any gain is, therefore, directly related to increases in the price of our common stock and, therefore, stockholder value, during the period of the option.  In certain circumstances, options having an exercise price below the fair market value of our common stock on the date of grant may be issued (although none have been granted to date).  Options granted to executive officers become exercisable at the rate of 20% per year, commencing one year after the date of grant.  As discussed above under “Short-Term Incentives – Annual Bonus Compensation,” the number of stock options awarded to an executive officer is not based on any specific formula, but rather on a subjective assessment of the executive’s performance and the Company’s performance.  Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information.  Prior to the May 2011 awards, and options granted to Paul J. Borden in his capacity as a director discussed below, the last time options were granted to executive officers was 2000.

Options Awarded to Directors

Under the terms of our Option Plan, each director, including Paul J. Borden, our President, is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  As stated above, options are priced at the closing price on the date of grant.

In July 2011, pursuant to this automatic grant, Paul J. Borden was granted options to purchase 1,000 shares of our common stock with an exercise price of $21.50 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

Other Benefits; Executive Perquisites

Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

Mr. Borden maintains his primary residence in New Jersey.  We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California.  Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements.  As a result, beginning in 2005, the Board of Directors (without Mr. Borden’s participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.  In 2011, we paid Mr. Borden $62,423 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2011.

Mr. Noland received and Mr. Foulger receives the use of a Company owned car and certain related benefits.

No other Named Executive Officers receive perquisites.

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although two of our directors, Mr. Steinberg and Mr. Cumming, respectively, beneficially own approximately 9.4% and 7.7% of our outstanding common stock.

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

Compensation Committee

Joseph S. Steinberg

Summary Compensation Table

Name and Principal				Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Compensation (2)		Total

Paul J. Borden,	2011	$276,743	$233,302	$8,298	$180,695	(3)	$699,038
President	2010	$271,317	$258,140	$143,539	$184,098		$857,094
	2009	$263,415	$157,902	$8,662	$152,659		$582,638

Christian E. Foulger,	2011	$144,896	$204,347	$-	$17,387	(4)	$366,630
Vice President

Curt R. Noland(5),	2011	$179,091	$180,373	$-	$17,100	(6)	$376,564
Vice President	2010	$175,579	$280,267	$109,895	$24,170		$589,911
	2009	$170,465	$155,114	$-	$16,308		$341,887

Erin N. Ruhe,	2011	$144,896	$129,347	$-	$9,800		$284,043
Vice President,	2010	$142,055	$229,262	$109,895	$12,576		$493,788
Treasurer and	2009	$137,917	$129,138	$-	$9,800		$276,855
Controller

(1)
This column represents the fair value of stock options granted to the Named Executive Officer in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 6 to the Company’s consolidated financial statements contained herein.

(2)
Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer.  The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(3)
For 2011, consists of non-cash compensation of $40,012 for maintaining a temporary residence in California and $31,195 for airfare to and from his primary residence in New Jersey, and director fees from the Company of $24,000. This column also includes transportation and the personal use of a Company car while in California and related expenses, as well as contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden.  For 2011, also includes $62,423 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.

(4)
Consists of non-cash compensation for use of a Company car and related expenses and contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Foulger, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Foulger.

(5)	Mr. Noland passed away in January 2012.

(6)
Consists of non-cash compensation for use of a Company car and related expenses and contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Noland, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Noland.

Grants of Plan-Based Awards in 2011

This table provides information about equity awards granted to the Named Executive Officers in 2011 under our Option Plan.  As discussed in the CD&A, in July 2011 Mr. Borden was granted 1,000 options pursuant to the automatic grant to directors under the Option Plan.

All Other Option
		Awards: Number of	Exercise or Base	Grant Date Fair
		Securities Underlying	Price of Option	Value of Stock and
Name	Grant Date	Options (#) (1)	Awards ($/sh) (2)	Option Awards (3)

Paul J. Borden,	7/29/11	1,000	$21.50	$8,298
President

(1)	This column shows the number of common shares issuable under options granted in 2011. The options vest and become exercisable in four equal installments beginning one year after the grant date.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of the Company’s common stock on the date of grant.

(3)
This column shows the fair value of stock options granted to the Named Executive Officers in 2011.  The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period.  For information on the valuation assumptions with respect to this grant refer to Note 6 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End

This table provides information on the holdings of option awards by the Named Executive Officers at December 31, 2011.  This table includes exercisable and unexercisable options.  Employee options, which were granted on May 11, 2010, vest and become exercisable in five equal annual installments, commencing one year from the grant date.  Options granted to Mr. Borden as a director vest and become exercisable in four equal annual installments, commencing one year from the grant date.  For additional information about the option awards, see “Long-Term Incentives – Stock Options –Options Awarded to Executive Officers” in the CD&A.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
Name	Grant Date	Exercisable	Unexercisable

Paul J. Borden,	7/10/07	1,000	-	$62.75	7/10/12
President	7/15/08	750	250	$40.25	7/15/13
	7/14/09	500	500	$23.00	7/14/14
	5/11/10	2,500	10,000	$25.00	5/11/16
	8/2/10	250	750	$21.00	8/2/15
	7/29/11	-	1,000	$21.50	7/29/16

Christian E. Foulger,	5/11/10	1,200	4,800	$25.00	5/11/16
Vice President

Curt R. Noland,	5/11/10	2,000	8,000	$25.00	5/11/16
Vice President

Erin N. Ruhe,	5/11/10	2,000	8,000	$25.00	5/11/16
Vice President,
Treasurer and
Controller

Option Exercises and Stock Vested in Fiscal 2011

No stock options were exercised by the Named Executive Officers during 2011.

Director Compensation

In 2011, each director received a retainer of $24,000 for serving on the Board of Directors.  In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee, and Dr. Lobatz was paid $17,000 for serving on the Audit Committee.  Under the terms of our Option Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.  These options become exercisable at the rate of 25% per year commencing one year after the date of grant.  As a result, options to purchase 1,000 shares of Common Stock at an exercise price of $21.50 per share were awarded to each of Messrs. Borden, Bienvenue, Considine, Cumming, Lobatz and Steinberg on July 29, 2011.  The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.

This table sets forth compensation paid to the non-employee directors during 2011.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total (3)

Patrick D. Bienvenue (4)	$24,000	$8,298	$32,298
Timothy M. Considine	$50,000	$8,298	$58,298
Ian M. Cumming	$24,000	$8,298	$32,298
Michael A. Lobatz	$41,000	$8,298	$49,298
Joseph S. Steinberg	$24,000	$8,298	$32,298

(1)	This column reports the amount of cash compensation earned in 2011 for Board and committee service.

(2)
This column represents the fair value of options granted to directors in 2011 calculated in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 6 to the Company’s consolidated financial statements contained herein.

(3)	This table does not include disclosure for any perquisites and other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

(4)
Mr. Bienvenue and the Company have entered into a consulting agreement pursuant to which Mr. Bienvenue has agreed to provide, on a part-time basis, certain advisory and consulting services to the Company in connection with the planning, development and design of certain of the Company’s real estate development projects.  Fees paid to Mr. Bienvenue are not expected to exceed approximately $10,000 annually, plus travel expenses.  No fees have yet been paid to Mr. Bienvenue for services provided in 2011.

Potential Payment Upon Termination of Employment

None of the Named Executive Officers is a party to an employment agreement.  However, under the terms of our current Option Plan, the time within which to exercise vested options may be extended in accordance with the Option Plan, but not beyond the expiration date of the option, for a period of either three months, one year or three years, depending on the triggering event (which are various forms of termination of employment); these triggering events do not result in any acceleration of any unvested options.  For the number of options exercisable by each Named Executive Officer as of December 31, 2011 see the “Outstanding Equity Awards at Fiscal Year-End” table above.

Upon the occurrence of an Extraordinary Event of the Company (as defined in the Option Plan, including a change in control of the Company) all then-outstanding options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2011, no amounts would have been payable to any Named Executive Officer since the exercise price of all outstanding stock options was greater than the per share common closing price on December 31, 2011.

Compensation Policies and Risk Management

        The Company does not have a formal compensation plan for any of its employees.  Annually, the Compensation Committee will consider making incentive compensation awards that are purely discretionary, taking into account the employee’s individual performance as well as the Company’s performance for the particular year.  Accordingly, the Company believes that its compensation policies do not reward employees for imprudent risk taking.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans as of December 31, 2011.  All outstanding awards relate to the Company’s Common Stock.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	104,500	$27.50	395,400

Equity compensation
plans not approved
by security holders	-	-	-

Total	104,500	$27.50	395,400

Present Beneficial Ownership

Set forth below is certain information as of February 6, 2012, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of our Named Executive Officers, (4) the trusts for the benefit of Mr. Steinberg’s children and  charitable foundations established by Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Leucadia National Corporation (a)	2,474,226		31.4%
Beck, Mack & Oliver LLC (b)	1,152,810	(b)	14.6%
Patrick D. Bienvenue	3,900	(c)	*
Paul J. Borden	5,200	(d)	*
Timothy M. Considine	4,400	(e)	*
Ian M. Cumming	607,233	(f)(g)	7.7%
Christian E. Foulger	1,200	(h)
Michael A. Lobatz	3,900	(c)	*
Erin N. Ruhe	7,000	(i)	*
Joseph S. Steinberg	744,520	(g)(j)	9.4%
The Steinberg 1989 Trust	27,532	(k)	.3%
Cumming Foundation	172,330	(l)	2.2%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(m)	.5%
All Directors and executive officers as a group (8 persons)	1,377,353	(n)	17.4%
___________________
* Less than .1%.

(a)	The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b)
The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017.  Based upon a Schedule 13G filed with the SEC on January 31, 2012, by Beck, Mack & Oliver LLC (“BMO”) and discussions with BMO, the securities reported in BMO’s Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO.  Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients.  Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

(c)	Includes 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(d)	Includes 5,000 shares that may be acquired upon the exercise of currently exercisable stock options.

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

(f)
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

(g)
Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company.  The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(h)	Includes 1,200 shares that may be acquired upon the exercise of currently exercisable stock options.

(i)	Includes 2,000 shares that may be acquired upon the exercise of currently exercisable stock options.

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

(k)	Mr. Steinberg disclaims beneficial ownership of all of our common stock held by this trust.

(l)	Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of our common stock held by the foundation.

(m)	Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.

(n)	Includes 20,700 shares that may be acquired upon the exercise of currently exercisable stock options. Does not include Mr. Noland, who passed away in January 2012.

As of February 6, 2012, Cede & Co. held of record 4,536,786 shares of our common stock (approximately 57.6% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

As described herein, our common stock is subject to transfer restrictions that are designed to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes.  Our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common shares and the ability of persons or entities now owning 5% or more of our common shares from acquiring additional common shares.  Stockholders (and prospective stockholders) are advised that, under the tax law rules incorporated in these provisions, the acquisition of even a single share of common stock may be proscribed under our certificate of incorporation, given (among other things) the tax law ownership attribution rules as well as the tax law rules applicable to acquisitions made in coordination with or in concert with others.  The restriction will remain until the earliest of (a) December 31, 2028, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward.  The restriction may be waived by our Board of Directors.

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

The Related Person Transaction Policy applies to each director and executive officer of the Company, any nominee for election as a director of the Company, any security holder who is known to own of record or beneficially more than five percent of any class of the Company’s voting securities, any immediate family member of any of the foregoing persons, and any corporation, firm, association or other entity in which one or more directors of the Company are directors or officers, or have a substantial financial interest (each a “Related Person”).

Under the Related Person Transaction Policy, a Related Person Transaction is defined as a transaction or arrangement involving a Related Person in which the Company is a participant or that would require disclosure in the Company’s filings with the SEC.

Under the Related Person Transaction Policy, Related Persons must disclose to the Audit Committee any potential Related Person Transactions and must disclose all material facts with respect to such transaction.  All Related Person Transactions will be reviewed by the Audit Committee and, in its discretion, approved or ratified.  In determining whether to approve or ratify a Related Person Transaction the Audit Committee will consider the relevant facts and circumstances of the Related Person Transaction, which may include factors such as the relationship of the Related Person with the Company, the materiality or significance of the transaction to the Company and the Related Person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operations.

Related Person Transactions

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned pursuant to the terms of agreements entered into when those subsidiaries were acquired by the Company.  Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of the Company’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2011, the amount of outstanding bonds was approximately $1,200,000, none of which has been drawn upon.

Since 1995, Leucadia has been providing administrative and accounting services to the Company.  Under the current administrative services agreement, Leucadia provides services to the Company for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2011).  Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company’s Secretary, in addition to various administrative functions.  Ms. Maki is an officer of subsidiaries of Leucadia.  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

The Audit Committee or the Board has approved or ratified each of the foregoing.

Director Independence

The Board of Directors has determined that Mr. Considine and Dr. Lobatz are independent applying the NASDAQ Stock Market’s listing standards for independence.

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

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K, the review of financial statements included in the Company’s Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules.  All such services were approved by the Audit Committee.  Such amounts aggregated $226,000 and $218,000 for each of the years ended December 31, 2011 and 2010, respectively.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

(a)(2)       Financial Statement Schedules.

Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)	See item 15(b) below for a complete list of Exhibits to this Report including Executive Compensation Plans and Arrangements.

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

3.3
Amendment to Amended and Restated Bylaws of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (the “Third Quarter 2002 10-Q”)).

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.4 to the Third Quarter 2002 10-Q.

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

3.7
Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 2, 2010 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

10.7	Form of Grant Letter for the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).+

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

10.17
Amendment No. 7 dated as of December 31, 2004 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.18	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated June 18, 2009). +

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statement on Form S-8 (File No. 333-97079).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Financial statements from the Annual Report on Form 10-K of HomeFed Corporation for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Furnished herewith pursuant to Item 601(b) (32) of Regulation S-K.

+	Management Employment Contract or Compensatory Plan/Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HomeFed Corporation

Date February 16, 2012	By:	/s/ Erin N. Ruhe
Name: Erin N. Ruhe
Title: Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 16, 2012	By /s/ Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

February 16, 2012	By /s/ Paul J. Borden	President and Director
	Paul J. Borden	(Principal Executive Officer)

February 16, 2012	By /s/ Erin N. Ruhe	Vice President, Treasurer and Controller
	Erin N. Ruhe	(Principal Financial and Accounting Officer)

February 16, 2012	By /s/ Patrick D. Bienvenue	Director
Patrick D. Bienvenue

February 16, 2012	By /s/ Timothy Considine	Director
Timothy Considine

February 16, 2012	By /s/ Ian M. Cumming	Director
Ian M. Cumming

February 16, 2012	By /s/ Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HomeFed Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
February 16, 2012
Irvine, California

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in thousands, except par value)

	2011	2010
ASSETS
Real estate	$92,626	$87,909
Cash and cash equivalents	40,820	43,788
Investments available for sale (amortized cost of $43,296 and $38,282)	43,297	38,287
Accounts receivable, deposits and other assets	1,158	1,219
Net deferred tax asset	10,852	13,307

TOTAL	$188,753	$184,510

LIABILITIES
Accounts payable and accrued liabilities	$3,120	$3,940
Non-refundable option payments	350	650
Liability for environmental remediation	8,972	9,652
Income taxes payable	1,727	1,902
Other liabilities	155	254

Total liabilities	14,324	16,398

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	376,332	376,110
Accumulated other comprehensive income	1	3
Accumulated deficit	(218,706)	(223,197)
Total HomeFed Corporation common shareholders’ equity	157,706	152,995
Noncontrolling interest	16,723	15,117
Total equity	174,429	168,112

TOTAL	$188,753	$184,510

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2011, 2010 and 2009
(In thousands, except per share amounts)

	2011	2010	2009

REVENUES
Sales of real estate	$27,522	$35,856	$14,707
Farming revenues	5,979	3,968	1,946
Rental income	448	456	113
Co-op marketing and advertising fees	192	87	167
	34,141	40,367	16,933

EXPENSES
Cost of sales	12,939	16,005	4,376
Provision for impairment losses on real estate	–	5,424	–
General and administrative expenses	8,077	9,146	6,854
Farming expenses	2,862	2,695	3,159
Administrative services fees to Leucadia National Corporation	180	180	180
	24,058	33,450	14,569

Income from operations	10,083	6,917	2,364

Interest and other income	382	317	2,122

Income before income taxes and noncontrolling interest	10,465	7,234	4,486
Income tax provision	(4,368)	(2,814)	(1,692)

Net income	6,097	4,420	2,794
Net income (loss) attributable to noncontrolling interest	1,606	891	(13)

Net income attributable to HomeFed Corporation common shareholders	$4,491	$3,529	$2,807

Basic earnings per common share attributable to HomeFed Corporation common shareholders	$0.57	$0.45	$0.36

Diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.57	$0.45	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2011, 2010 and 2009
(In thousands, except par value)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total

Balance, January 1, 2009	$79	$375,819	$54	$(229,533)	$146,419	$14,239	$160,658

Comprehensive income:
Net change in unrealized gain on investments, net of tax benefit of $8			(11)		(11)		(11)
Net income				2,807	2,807	(13)	2,794
Comprehensive income					2,796	(13)	2,783
Share-based compensation expense		105			105		105
Purchase of common shares for treasury		(7)			(7)		(7)

Balance, December 31, 2009	79	375,917	43	(226,726)	149,313	14,226	163,539

Comprehensive income:
Net change in unrealized gain on investments, net of tax benefit of $26			(40)		(40)		(40)
Net income				3,529	3,529	891	4,420
Comprehensive income					3,489	891	4,380
Share-based compensation expense		193			193		193

Balance, December 31, 2010	79	376,110	3	(223,197)	152,995	15,117	168,112

Comprehensive income:
Net change in unrealized gain on investments, net of tax benefit of $2			(2)		(2)		(2)
Net income				4,491	4,491	1,606	6,097
Comprehensive income					4,489	1,606	6,095
Share-based compensation expense		222			222		222

Balance, December 31, 2011	$79	$376,332	$1	$(218,706)	$157,706	$16,723	$174,429

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,097	$4,420	$2,794
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Provision for impairment losses on real estate	–	5,424	–
Provision for deferred income taxes	2,457	1,049	1,219
Share-based compensation expense	222	193	105
Depreciation and amortization of property, equipment and leasehold
improvements	244	308	165
Net securities gains	–	(1)	(65)
Accretion of discount on investments available for sale	(45)	(123)	(310)
Changes in operating assets and liabilities:
Real estate	6,182	10,839	(6,817)
Accounts receivable, deposits and other assets	(389)	(490)	(5)
Deferred revenue	–	–	(5,758)
Accounts payable and accrued liabilities	(820)	1,018	(1,579)
Non-refundable option payments	(300)	–	650
Liability for environmental remediation	(680)	(342)	(251)
Income taxes receivable/payable	132	1,510	777
Other liabilities	(99)	(119)	133
Net cash provided by (used for) operating activities	13,001	23,686	(8,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	(11,000)	–	–
Purchases of investments (other than short-term)	(92,569)	(104,008)	(104,276)
Proceeds from maturities of investments available for sale	87,600	108,620	89,931
Proceeds from sales of investments	–	14,197	15,398
Collection of insurance proceeds	–	–	1,067
Net cash provided by (used for) investing activities	(15,969)	18,809	2,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments to notes payable holders	–	(7,834)	(397)
Purchase of common shares for treasury	–	–	(7)
Net cash used for financing activities	–	(7,834)	(404)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,968)	34,661	(7,226)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,788	9,127	16,353

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,820	$43,788	$9,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized)	$-	$-	$-

Cash paid (refunded) for income taxes	$2,200	$458	$(63)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the “Company”), Otay Land Company, LLC and its wholly-owned subsidiaries (“Otay Land Company”), HomeFed Communities, Inc., HomeFed Resources Corporation, CDS Holding Corporation and its majority owned subsidiaries (“CDS”), HomeFed Fanita Rancho, LLC (“Fanita Ranch”) and Rampage Vineyard, LLC (“Rampage”).  The Company is currently engaged, directly and through its subsidiaries, in the investment in and development of residential real estate properties in California.  Real estate development is the Company’s only business segment.  All intercompany balances and transactions have been eliminated in consolidation.

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

Certain amounts for prior periods have been reclassified to conform to the current year presentation of rental income, farming revenues and expenses.  There was no impact to stockholders' equity or net income as a result of the reclassifications.

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

Prior to 2010, the percentage of completion method of accounting was applied for sold properties; however, during the fourth quarter of 2009, the Company completed all the required improvements for sold properties and all of the remaining deferred revenue was recognized in income.  Starting in 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales.  Accordingly, the Company recognized total sales proceeds, net of closing costs, in revenues and all costs in cost of sales on the closing date.

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

In the fourth quarter of 2010, the Company concluded that current market rents for retail tenants at the San Elijo Hills Towncenter were less than rents which the Company had been projecting.  As a result, the Company evaluated the recoverability of phase one of the Towncenter, which is built and substantially leased, and concluded that the carrying value of phase one was recoverable.  The Company also reevaluated phase two of the Towncenter, which is yet to be built, concluding that the existing plan containing retail and office space would not provide adequate economic returns, particularly in the current economic environment, and would not be built.  Accordingly, the Company recorded a provision for loss on real estate of $5,400,000 to reduce the carrying amount of phase two of the Towncenter to its estimated fair value of $1,200,000 at December 31, 2010.

Since the new plan for phase two of the Towncenter had not yet been determined, the Company employed various approaches to determine its fair value.  Phase two of the Towncenter is comprised of just over two acres of developable land at the center of the San Elijo Hills project.  The Company made its own estimate of the amount which could be realized from selling the land, based upon its general knowledge of the project, conversations it has had with potential buyers of other land in the project and comparisons to similar, but not identical, sales of other properties in the market.  The Company also obtained a broker estimate of the current value of the land if marketed for sale with its current entitlements in an “as is” condition.   In addition, the Company received indications of interest from builders who would purchase and develop phase two, some with a residential component.  The estimated fair values from these approaches ranged from $1,200,000 to $1,400,000 and the Company reduced the carrying amount of phase two of the Towncenter to the lower end of that range.  The fair value estimate is considered to be based on Level 3 inputs.  The ultimate amount to be realized from phase two of the Towncenter will depend greatly on a new development plan, the cost to implement that plan and the selling prices and/or rent rates actually received when the new plan is marketed.  If development costs are more than projected, or if the revenues derived from phase two are less than estimated, further reductions to the carrying amount could be required.

The Company did not record any provisions for impairment losses during the years ended December 31, 2011 and 2009.

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

Farming Revenues and Expenses – Income from farming related activities at the Rampage property are recognized when grapes are sold, and expenses from farming related activities are recognized when incurred.

Share-Based Compensation – The cost of all share-based payments to employees, including grants of employee stock options and warrants, are recognized in the financial statements based on their fair values.  The cost is recognized as an expense over the vesting period of the award.  The fair value of each award is estimated at the date of grant using the Black-Scholes option pricing model.

2.             ACQUISITION OF CDS

In October 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, “Leucadia”) all of the issued and outstanding shares of capital stock of CDS which, through its majority-owned indirect subsidiary, San Elijo Hills Development Company, LLC (“San Elijo”), is the owner of the San Elijo Hills project, a master-planned community located in the City of San Marcos, in San Diego County, California.  The Company has been the development manager for the San Elijo Hills project since August 1998.    The purchase price of $25,000,000 consisted of $1,000,000 in cash and 2,474,226 shares of the Company’s common stock, which represented approximately 30% of the Company’s outstanding common shares.  Prior to the acquisition, Leucadia had also committed to obtain project improvement bonds for the San Elijo Hills project which is required prior to the commencement of any project development (see Note 11).

3.             INVESTMENTS

At December 31, 2011 and 2010, the Company’s investments consisted of fixed income securities issued by the U.S. Government, which were classified as available for sale.   All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31, 2011 and 2010 are as follows (in thousands):

					Fair Value Measurements
					Using
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Estimated Fair Value
2011
Bonds and notes:
U.S. Treasury securities	$43,300	$43,296	$1	$-	$43,297	$-	$43,297

2010
Bonds and notes:
U.S. Treasury securities	$38,300	$38,282	$5	$-	$38,287	$-	$38,287

There were no proceeds from sales of investments classified as available for sale during 2011. Proceeds from sales of investments classified as available for sale were $14,200,000 and $15,400,000 during 2010 and 2009, respectively.  Realized gross gains were not material for 2010 and $70,000 for 2009; there were no realized gains in 2011.

The difference between the par value and amortized cost of an individual investment is accreted to interest income over the remaining life of the investment using the effective interest rate method.

4.           REAL ESTATE

A summary of real estate carrying values by project is as follows (in thousands):

	December 31,
	2011	2010

Held for development:
San Elijo Hills	$36,771	$47,238
Otay Ranch	34,240	32,216
Fanita Ranch	13,261	-
Rampage	4,545	4,545
Subtotal	88,817	83,999
Held for investment – San Elijo Hills	3,809	3,910
Total	$92,626	$87,909

The San Elijo Hills, Otay Ranch and Fanita Ranch projects are considered to be land under development while the Rampage property is not currently being developed.

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

During 2009, the Company completed construction and began leasing a portion of the Towncenter at the San Elijo Hills project.  Since the Company is collecting rental income and depreciating the property, $4,050,000 was transferred from real estate under development to real estate held for investment in 2009.

5.           NONCONTROLLING INTEREST

Through its ownership of CDS, the Company owns 80% of the common stock of CDS Devco, Inc. (“Devco”), which in turn owns 85% of the common stock of San Elijo Ranch, Inc. (“SERI”).  Pursuant to a stockholders’ agreement with the holder of the noncontrolling interest in Devco, the Company is entitled to a 15% return on all funds advanced to Devco, compounded annually, plus the return of its capital, prior to the payment of any amounts to the noncontrolling shareholder.  Once those amounts are paid, the noncontrolling shareholder is entitled to 20% of future cash flows distributed to shareholders.  Pursuant to a stockholders’ agreement with the holders of the noncontrolling interests in SERI, Devco loans funds to SERI and charges a 12% annual rate.  Once this loan is fully repaid, the noncontrolling shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders.  As of December 31, 2011, approximately $16,700,000 has been recognized for the Devco and SERI noncontrolling interests.  Amounts recorded for noncontrolling interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

6.           STOCK INCENTIVE PLANS

Under the Company’s Amended and Restated 1999 Stock Incentive Plan (the “Plan”), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year.  Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held.  In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares.  The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant.  Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant.  Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant.  No stock appreciation rights have been granted.  As of December 31, 2011, 395,400 shares were available for grant under the Plan.

A summary of activity with respect to the Plan for 2011, 2010 and 2009 is as follows:

	Common Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2009	30,000	$55.64
Granted	6,000	$23.00
Cancelled	(6,000)	$44.50

Balance at December 31, 2009	30,000	$51.34
Granted	80,500	$24.70
Cancelled	(6,000)	$65.19
Balance at December 31, 2010	104,500	$30.02
Granted	6,000	$21.50
Cancelled	(6,000)	$65.50
Balance at December 31, 2011	104,500	$27.50	3.8 years	$-

Exercisable at December 31, 2011	29,900	$34.47	2.9 years	$-

The Company recorded compensation cost related to stock incentive plans of $220,000, $190,000 and $100,000 for the years ended December 31, 2011, 2010 and 2009, respectively; such costs reduced net income by $130,000, $110,000 and $60,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, total unrecognized compensation cost related to nonvested share-based compensation plans was $650,000; this cost is expected to be recognized over a weighted-average period of 1.7 years.

The following summary presents the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31, 2011:

	2011	2010	2009

Risk free interest rate	1.13%	2.71%	2.36%
Expected volatility	46.67%	41.10%	42.96%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	4.3 years	5.9 years	4.3 years
Fair value per grant	$8.30	$10.67	$8.66

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

7.           SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, 2011 is comprised of the following (in thousands):

	2011	2010	2009

Developed lots at San Elijo Hills	$26,697	$31,590	$14,707
Residential condominium units at San Elijo Hills	825	4,073	–
Otay Ranch	–	193	–
Total	$27,522	$35,856	$14,707

8.           OTHER RESULTS OF OPERATIONS

Interest and other income for each of the three years in the period ended December 31, 2011 consists of the following (in thousands):

	2011	2010	2009

Interest income	$196	$288	$596
Gain on settlement of a contract dispute	162	–	–
Insurance proceeds from weather related damages to grapes	–	–	1,067
Homebuilder fees	–	–	390
Net securities gains	–	1	65
Other	24	28	4
Total	$382	$317	$2,122

Advertising costs included in general and administrative expenses were $550,000, $500,000 and $250,000 for 2011, 2010 and 2009, respectively.  Expenses related to rental income at the San Elijo Hills project were $300,000, $300,000 and $50,000 for 2011, 2010 and 2009, respectively.

9.           INCOME TAXES

The benefit (provision) for income taxes for each of the three years in the period ended December 31, 2011 was as follows (in thousands):

	2011	2010	2009

State income taxes – current	$(549)	$(420)	$(15)
State income taxes – deferred	(301)	(18)	(185)
Federal income taxes – current	(1,363)	(1,307)	(458)
Federal income taxes – deferred	(2,155)	(1,069)	(1,034)
	$(4,368)	$(2,814)	$(1,692)

Current federal income taxes for all years principally relates to federal alternative minimum tax.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

	2011	2010	2009

Expected federal income tax provision	$(3,663)	$(2,532)	$(1,570)
State income taxes, net of federal income tax benefit	(621)	(431)	(286)
Recognition of previously unrecognized tax benefits	160	225	245
Permanent differences	(73)	–	–
Other	(171)	(76)	(81)
Actual income tax provision	$(4,368)	$(2,814)	$(1,692)

The Company and its wholly-owned subsidiaries have NOLs available for federal income tax purposes.  The NOLs were generated during 1998 to 2008 and expire in 2013 to 2028 as follows (in thousands):

Year of Expiration	Loss Carryforwards

2013	8,054
2014	9,031
2015	–
Thereafter	515
$17,600

At December 31, 2011 and 2010, the net deferred tax asset consisted of the following (in thousands):

	2011	2010

NOL carryforwards	$6,160	$8,549
Land basis	4,913	5,962
Minimum tax credit carryovers	32,414	31,054
Other, net	3,766	4,143
	47,253	49,708
Valuation allowance	(36,401)	(36,401)
	$10,852	$13,307

     The Company calculated the allowance based on the assumption that it would be able to generate future taxable income which would be sufficient to utilize approximately $10,400,000 of the Company’s NOLs and $400,000 of its alternative minimum tax credit carryovers.  The calculation of the valuation allowance recognizes that the Company’s NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%.  When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which generally can be used to reduce its future federal income tax once it has used all of its NOLs (or the NOLs expire) and becomes subject to the regular tax (as opposed to the alternative minimum tax).  At December 31, 2011, the Company had approximately $32,400,000 alternative minimum tax credit carryovers which have no expiration date.  However, because the minimum tax credit carryovers do not offset alternative minimum tax, effectively they are only able to reduce the Company’s federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $230,000,000 of taxable income above its current estimate to fully use all of the credits.  The Company has fully reserved for this benefit in its valuation allowance.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total

Balance, January 1, 2009	$445	$160	$605
Additional interest expense recognized	–	10	10
Reductions as a result of the lapse of the statute of limitations	(190)	(55)	(245)

Balance, December 31, 2009	255	115	370
Additional interest expense recognized	–	5	5
Reductions as a result of the lapse of the statute of limitations	(165)	(60)	(225)

Balance, December 31, 2010	90	60	150

Additional interest expense recognized	–	10	10
Reductions as a result of the lapse of the statute of limitations	(90)	(70)	(160)

Balance, December 31, 2011	$–	$–	$–

The Company recognized previously unrecognized tax benefits of $150,000 during 2011 (reducing income tax expense) due to the expiration of the statute of limitations for the 2006 California state income tax return.  The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at December 31, 2011.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2007 and with respect to California state income tax returns has expired for all years through 2006.

10.           EARNINGS PER SHARE

Basic earnings per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations.  The numerators and denominators used to calculate basic and diluted earnings per share for 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009

Numerator – net income attributable to HomeFed Corporation common shareholders	$4,491	$3,529	$2,807

Denominator for basic earnings per share – weighted average shares	7,880	7,880	7,880
Stock options	–	–	–
Denominator for diluted earnings per share – weighted average shares	7,880	7,880	7,880

For 2011, 2010 and 2009, there is no difference between basic and diluted per share amounts primarily because the exercise prices of stock options were greater than the average market price for the period.

11.           COMMITMENTS AND CONTINGENCIES

Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia.  Effective October 2002, as a result of the acquisition of CDS, sublease payments from Leucadia reflected in other income were $12,000 in each of 2011, 2010 and 2009.  Rental expense (net of sublease income) was $300,000 for each of the years ended December 31, 2011, 2010 and 2009.  During 2007, the lease term was amended to add space and extend the term to August 2013.  Future minimum annual rentals (exclusive of real estate, maintenance and other charges) are approximately $400,000 per year for the remainder of the lease term.

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the “City”) prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, one of CDS’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2011, the amount of outstanding bonds was approximately $1,200,000, none of which has been drawn upon.

Since 1999, the San Elijo Hills project has carried $50,000,000 of general liability and professional liability insurance under a policy issued by Lumbermens Mutual Group (“Lumbermens”), formerly known as the Kemper Insurance Companies.  The policy covered a thirteen year term from the initial date of coverage, and the entire premium for the life of the policy was paid in 1999.  This policy is specific to the San Elijo Hills project; the Company has general and professional liability insurance for other matters with different insurance companies.  To date, the Company has not made any claims under the policy.  Lumbermens has ceased underwriting operations and has submitted a voluntary run-off plan to its insurance regulators.  Although Lumbermens is not in receivership proceedings, it is operating under orders entered by insurance regulators.  It is uncertain whether Lumbermens will have sufficient assets at such time, if ever, the Company makes a claim under the policy (the Company has not made any claims to date).  In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims, but not professional liability claims, relating to homes sold through August 1, 2007.  In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims, but not professional liability claims, relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2011.  During 2011, coverage under these policies was extended for homes sold through August 2012.

The Company is subject to litigation which arises in the course of its business.  Except as otherwise disclosed herein, based on discussions with counsel, management is of the opinion that such litigation is not likely to have any significant adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

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

12.           ADMINISTRATIVE SERVICES AGREEMENT

Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to the Company, including providing the services of the Company’s Secretary.  Administrative fees paid to Leucadia were $180,000 in each of 2011, 2010 and 2009.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

13.           FAIR VALUE

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale.  For cash and cash equivalents and investments available for sale, the carrying amounts of such financial instruments approximate their fair values.

As more fully discussed above, the Company recorded an impairment charge of $5,400,000 for phase two at the San Elijo Hills Towncenter, which reduced the carrying amount of this asset to its estimated fair value of $1,200,000 at December 31, 2010.  The fair value determined for phase two of the Towncenter is considered to be based on Level 3 inputs (significant unobservable inputs).  The Towncenter is classified as a real estate asset as of December 31, 2010, and is the only asset or liability measured at fair value on a nonrecurring basis as of December 31, 2010.  No assets or liabilities were measured at fair value on a nonrecurring basis as of December 31, 2011.

The Company does not invest in any derivatives or engage in any hedging activities.

14.           SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)

2011:
Sales of real estate	$7,000	$420	$2,333	$17,769
Farming revenues (a)	$–	$–	$4,733	$1,246
Rental income (a)	$109	$105	$133	$101
Co-op marketing and advertising fees	$32	$48	$48	$64
Cost of sales	$3,639	$380	$831	$8,089
Farming expenses (a)	$855	$704	$935	$368
Income (loss) from operations (a)	$229	$(2,385)	$3,613	$8,626
Net income (loss) attributable to HomeFed Corporation common Shareholders	$(56)	$(1,286)	$1,879	$3,954
Basic earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.01)	$(0.16)	$0.24	$0.50
Diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.01)	$(0.16)	$0.24	$0.50

2010:
Sales of real estate	$1,979	$1,257	$837	$31,783
Farming revenues (a)	$–	$–	$3,274	$694
Rental income (a)	$79	$113	$125	$139
Co-op marketing and advertising fees	$–	$–	$44	$43
Cost of sales	$1,615	$1,070	$654	$12,666
Farming expenses (a)	$749	$627	$933	$386
Income (loss) from operations (a), (b)	$(2,262)	$(2,655)	$679	$11,155
Net income (loss) attributable to HomeFed Corporation common shareholders (b)	$(1,395)	$(1,447)	$708	$5,663
Basic earnings (loss) per common share attributable to HomeFed Corporation common shareholders (b)	$(0.18)	$(0.18)	$0.09	$0.72
Diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders (b)	$(0.18)	$(0.18)	$0.09	$0.72

(a)	Prior period amounts have been reclassified to conform to the current year presentation of rental income, farming revenues and expenses, which began in the fourth quarter in 2011.

(b)	During the fourth quarter of 2010, the Company recorded a provision for impairment losses on real estate of $5,400,000.

15.           SUBSEQUENT EVENTS

In February 2012, the Company acquired approximately 450 acres of land in Virginia Beach, Virginia for cash consideration of $17,000,000 excluding closing costs.  The project is entitled for 455 single family lots, of which 91 are finished lots that can be sold immediately without any further development.  The Company is currently preparing its sales and development plan for the property.