Form 10-Q
period 2012-03-31
HOMEFED CORP
filed 2012-04-27
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

                                                                           YES  ____                                           NO               X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On April 25, 2012, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(Dollars in thousands, except par value)

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Real estate	$111,101	$92,626
Cash and cash equivalents	19,257	40,820
Investments available for sale (amortized cost of $43,295 and $43,296)	43,295	43,297
Accounts receivable, deposits and other assets	1,492	1,158
Net deferred tax asset	10,784	10,852

TOTAL	$185,929	$188,753

LIABILITIES
Accounts payable and accrued liabilities	$2,484	$3,120
Non-refundable option payments	-	350
Liability for environmental remediation	8,770	8,972
Income taxes payable	-	1,727
Other liabilities	157	155

	11,411	14,324

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	376,364	376,332
Accumulated other comprehensive income	-	1
Accumulated deficit	(219,073)	(218,706)
Total HomeFed Corporation common shareholders' equity	157,370	157,706
Noncontrolling interest	17,148	16,723
Total equity	174,518	174,429

TOTAL	$185,929	$188,753

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	2012	2011

REVENUES
Sales of real estate	$3,350	$7,000
Rental income	124	109
Co-op marketing and advertising fees	114	32
	3,588	7,141

EXPENSES
Cost of sales	632	3,639
General and administrative expenses	1,952	2,373
Farming expenses	864	855
Administrative services fees to Leucadia National Corporation	45	45
	3,493	6,912

Income from operations	95	229

Interest and other income	26	226

Income before income taxes and noncontrolling interest	121	455
Income tax provision	(63)	(193)

Net income	58	262
Net income attributable to the noncontrolling interest	425	318

Net loss attributable to HomeFed Corporation
common shareholders	$(367)	$(56)

Basic and diluted loss per common share attributable to
HomeFed Corporation common shareholders	$(0.05)	$(0.01)

See notes  to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the three month periods ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net income	$58	$262
Other comprehensive income (loss):
Net unrealized holding losses on investments arising during the period, net of tax benefit of $0 and $0	(1)	(1)

Net change in unrealized holding losses on investments, net of tax benefit of $0 and $0	(1)	(1)

Other comprehensive loss, net of income taxes	(1)	(1)

Comprehensive income	57	261

Comprensive income attributable to the noncontrolling interest	(425)	(318)

Comprehensive loss attributable to HomeFed Corporation common shareholders	$(368)	$(57)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three month periods ended March 31, 2012 and 2011
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income (Loss)	Deficit	Subtotal	Interest	Total

Balance, January 1, 2011	$79	$376,110	$3	$(223,197)	$152,995	$15,117	$168,112

Net income (loss)				(56)	(56)	318	262
Other comprehensive loss, net of taxes			(1)		(1)		(1)
Share-based compensation expense		58			58		58

Balance, March 31, 2011	$79	$376,168	$2	$(223,253)	$152,996	$15,435	$168,431

Balance, January 1, 2012	$79	$376,332	$1	$(218,706)	$157,706	$16,723	$174,429

Net income (loss)				(367)	(367)	425	58
Other comprehensive loss, net of taxes			(1)		(1)		(1)
Share-based compensation expense		32			32		32

Balance, March 31, 2012	$79	$376,364	$-	$(219,073)	$157,370	$17,148	$174,518

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58	$262
Adjustments to reconcile net income to net cash used for
operating activities:
Provision for deferred income taxes	68	303
Share-based compensation expense	32	58
Depreciation and amortization of property, equipment and leasehold
improvements	62	61
Accretion of discount on investments available for sale	(4)	(18)
Changes in operating assets and liabilities:
Real estate	(1,155)	1,242
Accounts receivable, deposits and other assets	(93)	49
Non-refundable option payments	(350)	(650)
Accounts payable and accrued liabilities	(636)	(92)
Liability for environmental remediation	(202)	(195)
Income taxes receivable/payable	(2,005)	(2,314)
Other liabilities	2	(5)
Net cash used for operating activities	(4,223)	(1,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	(17,345)	(11,000)
Purchases of investments (other than short-term)	(20,895)	(20,884)
Proceeds from maturities of investments available for sale	20,900	21,900
Net cash used for investing activities	(17,340)	(9,984)

Net decrease in cash and cash equivalents	(21,563)	(11,283)

Cash and cash equivalents, beginning of period	40,820	43,788

Cash and cash equivalents, end of period	$19,257	$32,505

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,000	$2,200

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.      Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report filed on Form 10-K for such year (the “2011 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2011 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

Effective January 1, 2012, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance with respect to the improvement of the comparability of fair value measurements presented and disclosed in financial statements issued in accordance with GAAP and International Financial Reporting Standards.  The amendment includes requirements for measuring fair value and for disclosing information about fair value measurements, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2012, the Company adopted new FASB guidance on the presentation of comprehensive income.  This amendment eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity; instead, it requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This amendment was applied retrospectively.  Adoption of this amendment changed the presentation of the Company’s consolidated financial statements but did not have any impact on its consolidated financial position, results of operations or cash flows.

Effective January 1, 2012, the Company adopted new FASB guidance with respect to the simplification of how entities test for goodwill impairment. This amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance did not have any impact on the Company’s consolidated financial statements.

Certain amounts for prior periods have been reclassified to be consistent with the 2012 presentation.

2.	Income Taxes

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at March 31, 2012.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2007 and with respect to California state income tax returns has expired for all years through 2006.

3.	Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted loss per share for the three month periods ended March 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Numerator – net loss attributable to HomeFed Corporation common shareholders	$(367)	$(56)

Denominator for basic and diluted loss per share–weighted average shares	7,880	7,880

For the 2012 and 2011 periods, there is no difference between basic and diluted per share amounts because all stock options were antidilutive.

4.	Related Party Transactions

Pursuant to an administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 for each of the three month periods ended March 31, 2012 and 2011.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until February 2013.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended March 31, 2012 and 2011.

5.	Interest and Other Income

Interest and other income includes interest income of $30,000 and $80,000 for the three month periods ended March 31, 2012 and 2011, respectively.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March  31, 2012 and December 31, 2011 are as follows (in thousands):

					Fair Value Measurements Using
					Quoted Prices in Active Markets	Significant Other
	Par	Amortized	Gross Unrealized	Gross Unrealized	for Identical Assets	Observable Inputs	Total Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

March 31, 2012
U.S. Treasury securities	$43,300	$43,295	$-	$-	$43,295	$-	$43,295

December 31, 2011
U.S. Treasury securities	$43,300	$43,296	$1	$-	$43,297	$-	$43,297

As of March 31, 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.  As more fully discussed in the 2011 10-K, during the fourth quarter of 2010 the Company recorded an impairment charge for certain real estate assets at the San Elijo Hills Towncenter (“Towncenter”) which reduced the carrying amount of those assets to their fair value of $1,200,000 at December 31, 2010.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Real Estate Acquisitions

In February 2012, the Company acquired approximately 450 acres of land in Virginia Beach, Virginia for cash consideration of $17,350,000 including closing costs.  The project is entitled for 455 single family lots, of which 91 are finished lots that are available for sale.  The Company is currently preparing its sales and development plan for the property.

8.	Real Estate Sales Agreements

In March 2012, the Company sold 18 single family lots at San Elijo Hills to a homebuilder for aggregate cash proceeds of $3,350,000, pursuant to which it had previously received a non-refundable option payment of $350,000 in 2011, and recognized a gain of $2,700,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the three month periods ended March 31, 2012 and 2011, net cash was used for operating activities, principally for real estate expenditures at the San Elijo Hills and Otay Ranch projects, general and administrative expenses, farming expenses at the Rampage property and estimated federal and state tax payments.  The Company’s principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, farming income related to grape sales at the Rampage property, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments.  As of March 31, 2012, the Company had aggregate cash, cash equivalents and investments of $62,550,000 to meet its current liquidity needs and for future investment opportunities.

As of March 31, 2012, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	266
Multi-family units	11
Square footage of commercial space	37,800

In March 2012, the Company sold 18 single family lots at San Elijo Hills to a homebuilder for aggregate cash proceeds of $3,350,000, pursuant to which it had previously received a non-refundable option payment of $350,000 in 2011, and recognized a gain of $2,700,000.  These lots were originally zoned for residential development, and the buyer was able to obtain approval from the City to convert 18 units from the project’s multi-family designation to single family lots.

As more fully discussed in the 2011 10-K, residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which have negatively affected sales and profits at the San Elijo Hills project.  The slowdown in residential sales has been exacerbated by the turmoil in the mortgage lending and credit markets, which has resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes have declined substantially from the early years of the project’s development.

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

In February 2012, the Company acquired approximately 450 acres of land in Virginia Beach, Virginia for cash consideration of $17,350,000 including closing costs.  The project is entitled for 455 single family lots, of which 91 are finished lots that are available for sale.  The Company is currently preparing its sales and development plan for the property.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

During the three months ended March 31, 2012 and 2011, the Company closed on sales of real estate and recognized revenues as follows:

	For the three month periods ended
	March 31, 2012	March 31, 2011

Single family units	18	32
Sales price	$3,350,000	$7,000,000

During the three month periods ended March 31, 2012 and 2011, cost of sales of real estate aggregated $650,000 and $3,650,000, respectively.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three months ended March 31, 2012 and 2011.  As discussed in the 2011 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch Project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of $110,000 and $30,000 for the three month periods ended March 31, 2012 and 2011, respectively.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

General and administrative expenses decreased for the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011, primarily due to legal fees.  Legal expenses decreased by $500,000 due to lower legal fees associated with previously disclosed litigation brought by a minority stockholder related to the San Elijo Hills project.

The change in interest and other income for the 2012 period as compared to the same period in 2011 primarily reflects $150,000 of income relating to proceeds received from the settlement of a contract dispute.  Interest income declined moderately reflecting lower interest rates.

The Company’s effective income tax rate is higher than the federal statutory rate due to state income taxes.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; recent turmoil in the mortgage lending markets; the economic strength of the Southern California region where our business is currently concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes in the United States generally and California in particular that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; changes in the composition of our assets and liabilities through acquisitions or divestitures; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; and our ability to generate sufficient taxable income to fully realize our deferred tax asset.  For additional information see Part I, Item 1A. Risk Factors in the 2011 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2011 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: April 27, 2012	By:	/s/ Erin N. Ruhe
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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.