Form 10-Q
period 2012-06-30
HOMEFED CORP
filed 2012-07-26
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

                                                                           YES   ____                                          NO                X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On July 25, 2012, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
(Dollars in thousands, except par value)

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Real estate	$111,813	$92,626
Cash and cash equivalents	22,450	40,820
Investments available for sale (amortized cost of $37,288 and $43,296)	37,290	43,297
Accounts receivable, deposits and other assets	1,856	1,158
Net deferred tax asset	11,239	10,852

TOTAL	$184,648	$188,753

LIABILITIES
Accounts payable and accrued liabilities	$2,831	$3,120
Non-refundable option payments	-	350
Liability for environmental remediation	8,551	8,972
Income taxes payable	-	1,727
Other liabilities	169	155

	11,551	14,324

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	376,414	376,332
Accumulated other comprehensive income	1	1
Accumulated deficit	(220,496)	(218,706)
Total HomeFed Corporation common shareholders' equity	155,998	157,706
Noncontrolling interest	17,099	16,723
Total equity	173,097	174,429

TOTAL	$184,648	$188,753

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and six month periods ended June 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

REVENUES
Sales of real estate	$-	$420	$3,350	$7,420
Rental income	130	105	254	214
Co-op marketing and advertising fees	104	48	218	80
	234	573	3,822	7,714

EXPENSES
Cost of sales	0	380	632	4,019
General and administrative expenses	1,899	1,829	3,851	4,202
Farming expenses	763	704	1,627	1,559
Administrative services fees to Leucadia National Corporation	45	45	90	90
	2,707	2,958	6,200	9,870

Loss from operations	(2,473)	(2,385)	(2,378)	(2,156)

Interest and other income	26	68	52	294

Loss before income taxes and noncontrolling interest	(2,447)	(2,317)	(2,326)	(1,862)
Income tax benefit	975	936	912	743

Net loss	(1,472)	(1,381)	(1,414)	(1,119)
Net income (loss) attributable to the noncontrolling interest	(49)	(95)	376	223

Net loss attributable to HomeFed Corporation
common shareholders	$(1,423)	$(1,286)	$(1,790)	$(1,342)

Basic and diluted loss per common share attributable to
HomeFed Corporation common shareholders	$(0.18)	$(0.16)	$(0.23)	$(0.17)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2012	2011	2012	2011

Net loss	$(1,472)	$(1,381)	$(1,414)	$(1,119)
Other comprehensive income (loss):
Net unrealized holding gains on investments arising during the period, net of taxes of $1, $0, $1 and $0	1	2	-	1

Net change in unrealized holding gains on investments, net of taxes of $1, $0, $1, $0	1	2	-	1

Other comprehensive income, net of income taxes	1	2	-	1

Comprehensive loss	(1,471)	$(1,379)	(1,414)	(1,118)

Comprensive income (loss) attributable to the noncontrolling interest	49	95	(376)	(223)

Comprehensive loss attributable to HomeFed Corporation common shareholders	$(1,422)	$(1,284)	$(1,790)	$(1,341)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six month periods ended June 30, 2012 and 2011
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total

Balance, January 1, 2011	$79	$376,110	$3	$(223,197)	$152,995	$15,117	$168,112

Net income (loss)				(1,342)	(1,342)	223	(1,119)
Other comprehensive income, net of taxes			1		1		1
Share-based compensation expense		116			116		116

Balance, June 30, 2011	$79	$376,226	$4	$(224,539)	$151,770	$15,340	$167,110

Balance, January 1, 2012	$79	$376,332	$1	$(218,706)	$157,706	$16,723	$174,429

Net income (loss)				(1,790)	(1,790)	376	(1,414)
Other comprehensive income, net of taxes			-		-		-
Share-based compensation expense		82			82		82

Balance, June 30, 2012	$79	$376,414	$1	$(220,496)	$155,998	$17,099	$173,097

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,414)	$(1,119)
Adjustments to reconcile net loss to net cash used for
operating activities:
Provision for deferred income taxes	(388)	(95)
Share-based compensation expense	82	116
Depreciation and amortization of property, equipment and leasehold
improvements	124	122
Accretion of discount on investments available for sale	(14)	(32)
Changes in operating assets and liabilities:
Real estate	(1,893)	758
Accounts receivable, deposits and other assets	26	(37)
Non-refundable option payments	(350)	1,200
Accounts payable and accrued liabilities	(289)	(1,815)
Liability for environmental remediation	(421)	(341)
Income taxes receivable/payable	(2,524)	(2,851)
Other liabilities	14	4
Net cash used for operating activities	(7,047)	(4,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	(17,345)	(11,000)
Purchases of investments (other than short-term)	(47,478)	(43,276)
Proceeds from maturities of investments available for sale	53,500	38,300
Net cash used for investing activities	(11,323)	(15,976)

Net decrease in cash and cash equivalents	(18,370)	(20,066)

Cash and cash equivalents, beginning of period	40,820	43,788

Cash and cash equivalents, end of period	$22,450	$23,722

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,000	$2,200

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

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at June 30, 2012.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2007 and with respect to California state income tax returns has expired for all years through 2006.

3.	Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted loss per share for the three and six month periods ended June 30, 2012 and 2011 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Numerator – net loss attributable to HomeFed Corporation common shareholders	$(1,423)	$(1,286)	$(1,790)	$(1,342)

Denominator for basic and diluted loss per share– weighted average shares	7,880	7,880	7,880	7,880

For the 2012 and 2011 periods, there is no difference between basic and diluted per share amounts because all stock options were antidilutive.

4.	Related Party Transactions

Pursuant to an administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 and $90,000 for each of the three and six month periods ended June 30, 2012 and 2011, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until February 2013.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended June 30, 2012 and 2011, and $6,000 for each of the six month periods ended June 30, 2012 and 2011.

5.	Interest and Other Income

Interest and other income includes interest income of $20,000 and $50,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $40,000 and $130,000 for the six month periods ended June 30, 2012 and 2011, respectively.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

					Fair Value Measurements Using
					Quoted Prices in Active Markets	Significant Other
	Par	Amortized	Gross Unrealized	Gross Unrealized	for Identical Assets	Observable Inputs	Total Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

June 30, 2012
U.S. Treasury securities	$37,300	$37,288	$2	$-	$37,290	$-	$37,290

December 31, 2011
U.S. Treasury securities	$43,300	$43,296	$1	$-	$43,297	$-	$43,297

As of June 30, 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.  As more fully discussed in the 2011 10-K, during the fourth quarter of 2010 the Company recorded an impairment charge for certain real estate assets at the San Elijo Hills Towncenter (“Towncenter”) which reduced the carrying amount of those assets to their fair value of $1,200,000 at December 31, 2010.

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

In March 2012, the Company sold 18 single family lots at San Elijo Hills to a homebuilder for aggregate cash proceeds of $3,350,000, pursuant to which it had previously received a non-refundable option payment of $350,000 in 2011, and recognized a gain of $2,700,000.  In July 2012, the Company sold 17 finished lots at the Virginia Beach project for net cash consideration of $2,300,000.

9.	Stock Options

On July 9, 2012, options to purchase an aggregate of 6,000 shares of common stock were granted to the members of the Board of Directors under the Company’s 1999 Stock Incentive Plan at an exercise price of $22.35 per share.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the six month periods ended June 30, 2012 and 2011, net cash was used for operating activities, principally for real estate project expenditures, general and administrative expenses, farming expenses at the Rampage property and estimated federal and state tax payments.  The Company’s principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, farming income related to grape sales at the Rampage property, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments.  As of June 30, 2012, the Company had aggregate cash, cash equivalents and investments of $59,750,000 to meet its current liquidity needs and for future investment opportunities.

As of June 30, 2012, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

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

Recent homebuilder interest and sales activity at the San Elijo Hills project are encouraging; however, it is too soon to determine if the long slump in the housing market is coming to an end, or when the Company will be able to sell its remaining inventory.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  On an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.  Although development has been completed on all of the remaining residential single family lots at the San Elijo Hills project to the same degree as lots previously sold, the Company has recently determined to further develop some of the remaining lots at the project to enhance sales value.  Additional development work will include the extension of sewer, water, storm drain, road and curb improvements from the neighborhood boundary to individual lots.  The Company has not determined whether all of the remaining lots will be further developed.

In February 2012, the Company acquired approximately 450 acres of land in Virginia Beach, Virginia for cash consideration of $17,350,000 including closing costs.  The project is entitled for 455 single family lots, of which 91 are finished lots that are available for sale.  In July 2012, the Company sold 17 finished lots at the Virginia Beach project for net cash consideration of $2,300,000.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

There were no sales of real estate during the three month period ended June 30, 2012. During the three month period ended June 30, 2011 and the six months ended June 30, 2012 and 2011, the Company closed on sales of real estate and recognized revenues as follows:

	For the three month period ended	For the six month periods ended
	June 30, 2011	June 30, 2012	June 30, 2011

Single family units	-	18	32
Multi-family units	-	-	-
Residential condominium units	1	-	1
Sales price	$400,000	$3,350,000	$7,400,000

During the three month period ended June 30, 2011, cost of sales of real estate aggregated $400,000, and during the six month periods ended June 30, 2012 and 2011, cost of sales of real estate aggregated $650,000 and $4,000,000, respectively.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three and six months ended June 30, 2012 and 2011.  As discussed in the 2011 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Other Results of Operations Activity

Rental income increased by $20,000 and $40,000, respectively, during the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 due to the addition of one retail tenant and reduced charges for uncollectible rent.

The Company recorded co-op marketing and advertising fees of $100,000 and $50,000 for the three month periods ended June 30, 2012 and 2011, respectively, and $220,000 and $80,000 for the six month periods ended June 30, 2012 and 2011, respectively.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

General and administrative expenses increased slightly during the three month period ended June 30, 2012 as compared to the same period in 2011 primarily due to higher professional and travel expenses.  The increase primarily relates to activity at the Virginia Beach project.

General and administrative expenses decreased during the six month period ended June 30, 2012 as compared to the same period in 2011 primarily due to lower legal expenses.  Legal expenses for the six month periods ended June 30, 2012 decreased by $550,000, principally due to lower legal fees associated with litigation brought by a minority shareholder against one of the Company's subsidiaries related to the San Elijo Hills project.  The Company also incurred higher professional and travel expenses related to activity at the Virginia Beach project during 2012.

The change in interest and other income for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 reflect a moderate decline in interest income due to lower interest rates.  The six month 2011 period also includes $150,000 of income relating to proceeds received from the settlement of a contract dispute.

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

Item 4.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: July 26, 2012	By:	/s/ Erin N. Ruhe
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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.