Form 10-Q
period 2012-09-30
HOMEFED CORP
filed 2012-11-06
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

                                                                            YES  ______                                       NO                X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 5, 2012, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(Dollars in thousands, except par value)

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Real estate	$113,174	$92,626
Cash and cash equivalents	18,025	40,820
Investments available for sale (amortized cost of $39,090 and $43,296)	39,094	43,297
Accounts receivable, deposits and other assets	7,430	1,158
Net deferred tax asset	10,518	10,852

TOTAL	$188,241	$188,753

LIABILITIES
Accounts payable and accrued liabilities	$4,478	$3,120
Non-refundable option payments	10	350
Liability for environmental remediation	8,130	8,972
Deferred revenue	373	-
Income taxes payable	-	1,727
Other liabilities	138	155

	13,129	14,324

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;
7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	376,461	376,332
Accumulated other comprehensive income	3	1
Accumulated deficit	(218,468)	(218,706)
Total HomeFed Corporation common shareholders' equity	158,075	157,706
Noncontrolling interest	17,037	16,723
Total equity	175,112	174,429

TOTAL	$188,241	$188,753

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and nine month periods ended September 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

REVENUES
Sales of real estate	$3,971	$2,333	$7,321	$9,753
Farming revenues	4,962	4,733	4,962	4,733
Rental income	130	132	384	346
Co-op marketing and advertising fees	75	48	293	128
	9,138	7,246	12,960	14,960

EXPENSES
Cost of sales	2,632	831	3,264	4,850
General and administrative expenses	2,058	1,823	5,909	6,025
Farming expenses	991	935	2,618	2,493
Administrative services fees to Leucadia National Corporation	45	45	135	135
	5,726	3,634	11,926	13,503

Income from operations	3,412	3,612	1,034	1,457

Interest and other income	30	52	82	345

Income before income taxes and noncontrolling interest	3,442	3,664	1,116	1,802
Income tax provision	(1,476)	(1,579)	(564)	(836)

Net income	1,966	2,085	552	966
Net income (loss) attributable to the noncontrolling interest	(62)	206	314	429

Net income attributable to HomeFed Corporation common shareholders	$2,028	$1,879	$238	$537

Basic and diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.26	$0.24	$0.03	$0.07

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2012	2011	2012	2011

Net income	$1,966	$2,085	$552	$966
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of taxes of $0, $(2), $1 and $(2)	2	(4)	2	(3)

Net change in unrealized holding gains (losses) on investments, net of taxes of $0, $(2), $1 and $(2)	2	(4)	2	(3)

Other comprehensive income (loss), net of income taxes	2	(4)	2	(3)

Comprehensive income	1,968	2,081	554	963

Comprensive (income) loss attributable to the noncontrolling interest	62	(206)	(314)	(429)

Comprehensive income attributable to HomeFed Corporation common shareholders	$2,030	$1,875	$240	$534

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the nine month periods ended September 30, 2012 and 2011
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total

Balance, January 1, 2011	$79	$376,110	$3	$(223,197)	$152,995	$15,117	$168,112

Net income				537	537	429	966
Other comprehensive loss, net of taxes			(3)		(3)		(3)
Share-based compensation expense		169			169		169

Balance, September 30, 2011	$79	$376,279	$-	$(222,660)	$153,698	$15,546	$169,244

Balance, January 1, 2012	$79	$376,332	$1	$(218,706)	$157,706	$16,723	$174,429

Net income				238	238	314	552
Other comprehensive income, net of taxes			2		2		2
Share-based compensation expense		129			129		129

Balance, September 30, 2012	$79	$376,461	$3	$(218,468)	$158,075	$17,037	$175,112

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$552	$966
Adjustments to reconcile net income to net cash used for
operating activities:
Provision for deferred income taxes	333	959
Share-based compensation expense	129	169
Depreciation and amortization of property, equipment and leasehold
improvements	185	183
Accretion of discount on investments available for sale	(28)	(41)
Changes in operating assets and liabilities:
Real estate	(3,279)	29
Accounts receivable, deposits and other assets	(6,339)	(4,913)
Non-refundable option payments	(340)	1,350
Accounts payable and accrued liabilities	1,358	(998)
Liability for environmental remediation	(842)	(535)
Income taxes receivable/payable	(1,769)	(2,209)
Deferred revenue	373	-
Other liabilities	(17)	(98)
Net cash used for operating activities	(9,684)	(5,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	(17,345)	(11,000)
Purchases of investments (other than short-term)	(64,166)	(70,174)
Proceeds from maturities of investments available for sale	68,400	65,200
Net cash used for investing activities	(13,111)	(15,974)

Net decrease in cash and cash equivalents	(22,795)	(21,112)

Cash and cash equivalents, beginning of period	40,820	43,788

Cash and cash equivalents, end of period	$18,025	$22,676

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,000	$2,200

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

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at September 30, 2012.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2008 and with respect to California state income tax returns has expired for all years through 2007.

3.	Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net earnings by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011
Numerator – net income attributable to HomeFed Corporation common shareholders	$2,028	$1,879	$238	$537

Denominator for basic and diluted earnings per share– weighted average shares	7,880	7,880	7,880	7,880

Options to purchase 96,500 and 97,833 weighted average shares of common stock for the three and nine month periods ended September 30, 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share primarily because the options’ exercise price was greater than the average market prices of the common shares for their respective periods.  Options to purchase 104,500 weighted average shares of common stock were outstanding for the three and nine month periods ended September 30, 2011, but were not included in the computation of diluted earnings per share primarily because the options’ exercise price was greater than the average market prices of the common shares for their respective periods.

4.	Related Party Transactions

Pursuant to an administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 and $135,000 for each of the three and nine month periods ended September 30, 2012 and 2011, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until February 2013.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended September 30, 2012 and 2011, and $9,000 for each of the nine month periods ended September 30, 2012 and 2011.

5.	Interest and Other Income

Interest and other income includes interest income of $20,000 and $40,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $60,000 and $170,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

					Fair Value Measurements Using
					Quoted Prices in Active Markets	Significant Other
	Par	Amortized	Gross Unrealized	Gross Unrealized	for Identical Assets	Observable Inputs	Total Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

September 30, 2012
U.S. Treasury securities	$39,100	$39,090	$4	$-	$39,094	$-	$39,094

December 31, 2011
U.S. Treasury securities	$43,300	$43,296	$1	$-	$43,297	$-	$43,297

As of September 30, 2012, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Real Estate Activity

In February 2012, the Company acquired approximately 450 acres of land in Virginia Beach, Virginia for cash consideration of $17,350,000 including closing costs.  The Ashville Park project is entitled for 451 single family lots; at acquisition 91 lots were finished and available for sale.  During the third quarter of 2012, the Company sold 31 lots for net cash consideration of $4,350,000.  In October 2012, the Company sold 22 lots for net cash consideration of $3,400,000.  Since the Company is obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

In March 2012, the Company sold 18 single family lots at San Elijo Hills to a homebuilder for aggregate cash proceeds of $3,350,000, pursuant to which it had previously received a non-refundable option payment of $350,000 in 2011, and recognized a gain of $2,700,000.

As of November 5, 2012, the Company has entered into an agreement to sell an aggregate of 54 single family residential lots at the San Elijo Hills project to a homebuilder for aggregate cash proceeds of $17,550,000, for which it has received a non-refundable option deposit of $1,750,000 in October 2012.  The option payment is non-refundable if the Company fulfills its obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing.  Although this agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

8.	Stock Options

On July 9, 2012, options to purchase an aggregate of 6,000 shares of common stock were granted to the members of the Board of Directors under the Company’s 1999 Stock Incentive Plan at an exercise price of $22.35 per share.

9.	Subsequent Event

In October 2012, the Company purchased 52 single family lots at the San Elijo Hills project that had been sold to a homebuilder in 2005 and 2006 for $31,200,000.  Included on six of the lots are finished model homes that will require some renovation prior to being sold. The lots were purchased for cash consideration of $12,200,000; in addition, the lots are encumbered by a municipal bond financing of approximately $2,750,000, funds that were used by the prior owner for infrastructure.  The Company has not as yet determined whether it will retain the financing or repay it.  The Company had previously deposited $1,200,000 into escrow for this transaction, which was classified with other assets at September 30, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Liquidity and Capital Resources

For the nine month periods ended September 30, 2012 and 2011, net cash was used for operating activities, principally for real estate project expenditures, general and administrative expenses, farming expenses at the Rampage property and estimated federal and state tax payments.  The Company’s principal sources of funds are proceeds from the sale of real estate, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries, farming income related to grape sales at the Rampage property, borrowings from or repayment of advances by its subsidiaries and cash and cash equivalents and investments.  As of September 30, 2012, the Company had aggregate cash, cash equivalents and investments of $57,100,000 to meet its current liquidity needs and for future investment opportunities.

As of September 30, 2012, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	266
Multi-family units	11
Square footage of commercial space	37,800

In October 2012, the Company purchased 52 single family lots at the San Elijo Hills project that had been sold to a homebuilder in 2005 and 2006 for $31,200,000.  Included on six of the lots are finished model homes that will require some renovation prior to being sold. The lots were purchased for cash consideration of $12,200,000; in addition, the lots are encumbered by a municipal bond financing of approximately $2,750,000, funds that were used by the prior owner for infrastructure.  The Company has not as yet determined whether it will retain the financing or repay it.  The Company had previously deposited $1,200,000 into escrow for this transaction, which was classified with other assets at September 30, 2012.

In March 2012, the Company sold 18 single family lots at San Elijo Hills to a homebuilder for aggregate cash proceeds of $3,350,000, pursuant to which it had previously received a non-refundable option payment of $350,000 in 2011, and recognized a gain of $2,700,000.  These lots were originally zoned and designated for multi-family residential development, but the buyer was able to obtain approval from the City to convert the designation to single family lots.

As of November 5, 2012, the Company has entered into an agreement to sell an aggregate of 54 single family residential lots at the San Elijo Hills project to a homebuilder for aggregate cash proceeds of $17,550,000, for which it has received a non-refundable option deposit of $1,750,000 in October 2012.  The option payment is non-refundable if the Company fulfills its obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing.  Although this agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

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

In February 2012, the Company acquired approximately 450 acres of land in Virginia Beach, Virginia for cash consideration of $17,350,000 including closing costs.  The Ashville Park project is entitled for 451 single family lots; at acquisition 91 lots were finished and available for sale.  During the third quarter of 2012, the Company sold 31 lots for net cash consideration of $4,350,000.  In October 2012, the Company sold 22 lots for net cash consideration of $3,400,000.  Since the Company is obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

There were no sales of real estate during the three month period ended September 30, 2012. During the three month period ended September 30, 2011 and the nine months ended September 30, 2012 and 2011, the Company closed on sales of real estate and recognized revenues as follows:

	For the three month	For the nine month
	period ended	periods ended
	September 30, 2011	September 30, 2012	September 30, 2011

Single family units	-	18	32
Multi-family units	-	-	-
Residential condominium units	1	-	2
Commercial lot sales- planned square feet	11,200	-	11,200
Sales price	$2,350,000	$3,350,000	$9,750,000

During the three month period ended September 30, 2011, cost of sales of real estate aggregated $850,000, and during the nine month periods ended September 30, 2012 and 2011, cost of sales of real estate aggregated $650,000 and $4,850,000, respectively.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three and nine months ended September 30, 2012 and 2011.  As discussed in the 2011 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Ashville Park Project:

During the three and nine month periods ended September 30, 2012, the Company closed on sales of real estate and recognized revenues as follows:

Single family units	31
Sales price, net of closing costs	$4,350,000
Revenues recognized on closing date	$3,950,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property.

During the three and nine month periods ended September 30, 2012, cost of sales of real estate aggregated $2,600,000.  Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Other Results of Operations Activity

Farming revenues increased by $200,000 during the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 as a result of higher yields.

Rental income increased by $40,000 during the nine month period ended September 30, 2012 as compared to the same period in 2011 due to the addition of two retail tenants.

The Company recorded co-op marketing and advertising fees of $70,000 and $50,000 for the three month periods ended September 30, 2012 and 2011, respectively, and $290,000 and $130,000 for the nine month periods ended September 30, 2012 and 2011, respectively.  The Company records these fees when the San Elijo Hills project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

General and administrative expenses increased during the three month period ended September 30, 2012 as compared to the same period in 2011 primarily due to higher legal and professional fees.  The increase in legal expenses relates to environmental litigation at the Fanita Ranch property that was in process at the date of acquisition.  The increase in professional fees primarily relates to activity at the Ashville Park project.

General and administrative expenses decreased slightly during the nine month period ended September 30, 2012 as compared to the same period in 2011 primarily due to lower legal expenses.  Legal expenses for the nine month period ended September 30, 2012 decreased due to lower legal fees associated with litigation brought by a minority shareholder against one of the Company's subsidiaries related to the San Elijo Hills project.  Legal expenses for the nine month period ended September 30, 2012 includes legal fees regarding the environmental litigation at the Fanita Ranch property that was in process at date of acquisition.  The Company also incurred higher professional and travel expenses related to activity at the Ashville Park project during 2012.

The change in interest and other income for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011 reflect a moderate decline in interest income due to lower interest rates and less invested assets.  The nine month 2011 period also includes $150,000 of income relating to proceeds received from the settlement of a contract dispute.

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

Item 4.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: November 6, 2012	By:	/s/ Erin N. Ruhe
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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.