Form 10-K
period 2012-12-31
HOMEFED CORP
filed 2013-02-15
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [ x ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based on the average bid and asked prices of the Registrant’s Common Stock as published by the OTC Bulletin Board Service as of June 30, 2012, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $93,691,000 on that date.

As of February 6, 2013, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.                      Business.

THE COMPANY

Introduction

HomeFed Corporation (“HomeFed”) was incorporated in Delaware in 1988.  As used herein, the term “Company” refers to HomeFed and its subsidiaries, except as the context may otherwise require.  The Company is currently engaged, directly and through subsidiaries, in the investment in and development of residential real estate projects in California and Virginia.  The Company also investigates the acquisition of new real estate projects, both residential and commercial.  However, no assurance can be given that the Company will find new investments providing a satisfactory return or, if found, that the Company will have access to the capital necessary to make new real estate investments.  The executive office of the Company is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.

The Company’s current development projects consist of three master-planned communities: San Elijo Hills and a portion of the larger Otay Ranch planning area, both located in San Diego County, California, and Ashville Park located in Virginia Beach, Virginia.  The Company also owns the Rampage property, a 1,544 acre grape vineyard located in southern Madera County, California, which is not currently entitled for commercial or residential development, and the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California.

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

Current Development Projects

San Elijo Hills

In 2002, the Company purchased from Leucadia National Corporation (together with its subsidiaries, “Leucadia”) all of the issued and outstanding shares of capital stock of CDS Holding Corporation (“CDS”), which through its subsidiaries is the owner of the San Elijo Hills project (title is owned in fee simple).  The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, will be a community of approximately 3,500 homes and apartments, as well as a commercial and residential Towncenter.  Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager.  The development management agreement provides that the Company receive fees for the field overhead, management and marketing services it provides (“development management fees”), based on the revenues of the project.

When acquired in 2002, the Company had an effective 68% indirect equity interest in the San Elijo Hills project, after considering noncontrolling interests held by former owners of the project.  In December 2012, the Company purchased one of the noncontrolling interests; as a result the Company’s interest in the San Elijo Hills project is now 85%.  Before amounts are distributed to the remaining noncontrolling shareholders, the Company has the right to receive repayment of any amounts advanced by it to the project and to receive a preferred return on any advances.  For more information on the noncontrolling interests, see Note 5 of Notes to Consolidated Financial Statements.

Current Market Developments: Throughout much of the period that the Company has been developing the San Elijo Hills project, the Company’s sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  The slowdown in residential sales was exacerbated by the turmoil in the mortgage lending and credit markets, which resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes declined substantially from the early years of the project’s development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 297 in 2012 as compared to 860 in 2004.  As of December 31, 2012, the San Elijo Hills project has sold 2,118 of its 2,382 single family lots and 1,070 of its 1,081 multi-family units.  The single family lots sold do not include 52 previously sold lots that were repurchased in 2012 and are currently available for sale.

Interest from homebuilders concerning the San Elijo Hills project’s remaining single family lots and multi-family units has increased since late 2009, and the Company has been able to sell some single family lots and multi-family units at acceptable prices.  Although these developments are encouraging, it is too soon to determine if the long slump in the housing market is coming to an end, or when the Company will be able to sell its remaining inventory.  The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

Sales Activity:  The table below summarizes sales activity at the San Elijo Hills project during the last three years.

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Number of residential units sold (1)	72	93	192
Aggregate sales proceeds from sales of residential
units, net of closing costs	$20,900	$25,600	$35,600
Aggregate proceeds from the sales of
non-residential sites, net of closing costs (2)	$-	$1,950	$-
Development management fees earned (3)	$1,200	$1,550	$2,050

(1)	Units are comprised of single family lots, multi-family units and residential condominium units.
(2)	Reflects the sales of a daycare center and bank site in 2011.
(3)
Development management fees are intercompany payments, which are eliminated in consolidation and therefore not reflected in the Company’s consolidated statements of operations, but which are a source of liquidity for the parent company.

As of December 31, 2012, the remaining land at the San Elijo Hills project to be sold or leased consists of the following (including real estate under contract for sale):

Single family lots	264
Multi-family units	11
Square footage of commercial space	37,800

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

In 1999, the San Elijo Hills project purchased a $50,000,000 general liability and professional liability insurance policy issued by the Lumbermens Mutual Group (“Lumbermens”), formerly known as the Kemper Insurance Companies.  This policy was specific to the San Elijo Hills project and the policy term expired during 2012.  However, the general liability insurance coverage was on a claims occurrence basis, so if the Company had a loss that resulted from an event which occurred during the policy term, it has the right to make a claim under the general liability coverage even after the expiration of the policy term.  The Company has general and professional liability insurance for other matters with different insurance companies.

Lumbermens has ceased underwriting operations and has been placed into rehabilitation proceedings under the supervision of the Illinois Department of Insurance.  It is uncertain whether Lumbermens will have sufficient assets at such time, if ever, the Company makes a claim under the policy (the Company has not made any claims to date).  In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims relating to homes sold through August 1, 2007.  In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2011.  During 2011, coverage under these policies was extended for homes sold through August 2012.  In 2012, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims relating to unsold lots as of August 1, 2012.  Coverage under this policy expires on July 31, 2013 unless both parties agree to extend the term.

Ashville Park

In February 2012, the Company acquired Ashville Park, a 450 acre master planned community located in Virginia Beach, Virginia, for cash consideration of $17,350,000 including closing costs.  The Company acquired 451 entitled single family lots, of which 91 lots were finished lots that were available for sale and one lot was a visitor center.  The project is being developed in phases, with the first phase (Village A) including the acquired finished lots and the second phase (Village B) a 164 lot development.  The timing of the development and sale of the remaining 195 lots and the visitor center is uncertain.

During 2012, the Company sold 54 lots from Village A for net cash consideration of $8,200,000 (including one lot with a completed home), and in January 2013 sold two additional lots for net cash consideration of $300,000.  Since the Company is obligated to complete certain improvements to the lots sold during 2012, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2012, $650,000 of revenue has been deferred pending completion of the required improvements.

As of December 31, 2012, the Company has entered into an agreement to sell 90 finished lots from Village B, of which 46 were sold in January 2013 for net cash proceeds of $4,600,000, with the remainder expected to close in March 2013 for net cash proceeds of $4,400,000.  In connection with this agreement the Company received a non-refundable option deposit of $1,000,000 in January 2013; the buyer can apply this payment against the lot sale expected to close in March 2013.

Otay Ranch

In October 1998, our subsidiary Otay Land Company, LLC (“Otay Land Company”) acquired approximately 4,850 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master-planned community south of San Diego, California (title is owned in fee simple).  The City of Chula Vista and the County of San Diego approved a General Development Plan (“GDP”) for the larger planning area in 1993.

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

Some owners of development land have adequate or excess mitigation land, while other owners lack sufficient acreage of mitigation land to cover their inventory of development land.  Otay Land Company currently has substantially more mitigation land than it would need to develop its property at this project.  Based upon the GDP conditions, this land could have value to other developers within the larger Otay Ranch development area as their development progresses; however, this is partially dependent upon other parties with developable land fully developing their land.  Should other owners choose not to develop their developable land, there will be an excess of mitigation land in Otay Ranch.  In that event, Otay Land Company will have to find buyers for its mitigation land outside the GDP area, which the Company believes it can do.

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

Other Projects

Rampage Property

The Company owns a 1,544 acre grape vineyard located in southern Madera County, California (title is owned in fee simple) that was purchased in 2003.  Although this property is not currently entitled for residential development, it is located in a growing residential area northwest of Fresno, California.  The Company purchased this land with the intention of obtaining the necessary entitlements to develop the property as a master-planned community, including meeting requirements with respect to adequate water supply.  In California, laws require that any large size residential community have sufficient water supplies to meet the water demands of the project for a period of 20 years.  A preliminary site plan for development of the Rampage property showed that the land would support a master-planned community, but even if all entitlements are received, the build out and sale of homes will take many years.  The entitlement process takes several years and no assurance can be given that such entitlements will be obtained, or that that future market conditions will support development of the Rampage property into a master-planned community.  In the interim, the Company has been conducting farming activities at the vineyard and, starting in 2010, has been generating positive cash flows from selling grapes.

The Company continues to evaluate its plans for the Rampage property.  During 2011, the Company engaged a real estate brokerage firm to sell the Rampage property but the Company did not receive any offers it found acceptable.  While a sale of the property in the future is possible, the Company continues to conduct farming activities while it explores possible development as a master-planned community.  For the years ended December 31, 2012, 2011 and 2010, farming revenues from the Rampage property were $6,400,000, $6,000,000 and $3,950,000, respectively, and farming expenses were $2,850,000, $2,850,000 and $2,700,000, respectively.

Fanita Ranch

In January 2011, the Company acquired in a foreclosure sale the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California, for aggregate consideration of $12,350,000.  The City of Santee is located at the intersection of SR125 and SR52 in East San Diego County, about a 30 minute drive from downtown San Diego.  Fanita Ranch is a master-planned community that is approved for approximately 1,400 residential units. The project’s Environmental Impact Report (“EIR”) and development agreement with the City of Santee were approved in 2007.

The existing project entitlements are currently being challenged under the California Environmental Quality Act (“CEQA”) related to purported issues with the EIR.  Some of these challenges have been successful, and the Company has and may continue to be required to reimburse plaintiffs for expenses incurred in connection with successful challenges to the EIR.  More challenges are possible, and the process may take several years to resolve and/or result in the Company being required to make modifications to the original development plan that could be substantial.

If the Company successfully resolves the EIR challenges, the timing of which is uncertain, there are no assurances that real estate market conditions, or costs of construction, will allow the project to be profitably developed as currently planned.  The Company acquired the property with the intention of completing the necessary entitlements to develop the property as a master-planned community, although there can be no assurance that the Company will be successful in these efforts.  If successful, obtaining all the entitlements is expected to take years.

Competition

Real estate development is a highly competitive business.  There are numerous residential real estate developers and development projects operating in the same geographic areas in which the Company operates.  Competition among real estate developers and development projects is determined by the location of the real estate, the market appeal of the development plan, and the developer’s ability to build, market and deliver project segments on a timely basis.  Many of the Company’s competitors may have greater financial resources and/or access to cheaper capital than the Company.  Residential developers sell to homebuilders, who compete based on location, price, market segmentation, product design and reputation.

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

The Company obtained a preliminary remediation study concerning approximately 30 acres of undeveloped land in the Otay Ranch master-planned community that is owned by a subsidiary of Otay Land Company, Flat Rock Land Company, LLC (“Flat Rock”).  Flat Rock owns approximately 260 acres of the Company’s total holdings in the Otay Ranch area, including 100 developable acres.  The need for remediation results from activities conducted on the land prior to Otay Land Company’s ownership.  Based upon the preliminary findings of this study, in 2002 the Company estimated that the cost to implement the most likely remediation alternative would be approximately $11,150,000, and accrued that amount as an operating expense.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the actual cost of the remediation, the expenses of the regulatory process, the costs of post-remediation monitoring requirements, inflation and other items.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.

During 2003, Otay Land Company developed a Site investigation plan, which the San Diego Department of Environmental Health (“DEH”) approved, to determine the nature and extent of contamination on the property.  In January 2004, the California Environmental Protection Agency designated DEH as the lead overseeing agency for site investigation and eventual remediation.  Flat Rock then selected an environmental consultant to implement the investigation plan, which has been conducted under the San Diego County Voluntary Cleanup Program under the oversight of DEH, in compliance with the federal National Contingency Plan (“NCP”) and State of California Health and Safety Code.  In 2005, Flat Rock completed the site investigation, which was subsequently approved by DEH.  Flat Rock submitted a Remedial Investigation and Feasibility Study (“RI/FS”) to DEH for review and approval; DEH requested State Department of Toxic Substances Control assistance in its review of the RI/FS, specifically with respect to human health and ecological risk assessment for the Site.  Following the completion of human health and ecological risk assessment activities, further site assessment and characterization, and continued evaluation of remedial alternatives for final clean up of the Site, all of which was conducted in a manner consistent with the NCP, Flat Rock received regulatory approval with respect to the RI/FS.  Flat Rock worked with DEH and other regulatory agencies on a Draft Remedial Action Plan (“RAP”) for approval and selection of a final remedy for the Site.  The RAP was approved following public comment by DEH during 2012; upon receipt of the grading permit during the fourth quarter of 2012 the Company commenced the remediation.  The Company was required to post a bond with the City of Chula Vista in the amount of $2,700,000 for a grading permit associated with the remediation work.  In addition, one of the former owners of the shooting range (a defendant in the State Court case discussed below), in October 2012 filed a Petition for Writ of Mandate in San Diego Superior Court challenging DEH and the County of San Diego approval of the RAP and adoption of a Mitigated Negative Declaration under the California Environmental Quality Act (“CEQA”).  The Court heard and denied Petitioners’ request for a temporary restraining order on November 21, 2012.  Further hearings in this CEQA matter are scheduled for February (preliminary injunction), April (demurrer) and July 2013 (final hearing).

The Company periodically examines, and when appropriate, adjusts its liability for environmental remediation to reflect its current best estimate.  During 2012, the Company spent $2,850,000 on remediation activities, and expects to complete the remediation during the first quarter of 2013.  As of December 31, 2012, the Company’s revised estimate of future remediation costs, including on-going monitoring expenses, is $4,600,000, which resulted in a reduction in the previously accrued estimate of $1,500,000.   Such amount is reflected on the consolidated statement of operations as a reduction to expenses.

Otay Land Company and Flat Rock commenced a lawsuit in the U.S. District Court for the Southern District of California seeking compensation from the parties who Otay Land Company and Flat Rock believe are responsible for the contamination of the property.   On July 20, 2006, the District Court dismissed the federal environmental law claims and refused to retain jurisdiction on the related state law claims.  The District Court also awarded allowable costs to the defendants and against Otay Land Company and Flat Rock in the total sum of approximately $300,000.  Otay Land Company and Flat Rock immediately filed an action in the Superior Court for the State of California, County of San Diego asserting all related state law claims against the same parties to preserve those claims while seeking appellate review of the District Court’s rulings on the merits of the case and the award of costs.   The state court action was stayed by the Superior Court pending the decisions on the federal appeals.  On appeal, the U.S. Court of Appeals for the Ninth Circuit declined to address the District Court’s grounds for its dismissal of the federal environmental law claims, and instead vacated the District Court’s decision and directed the dismissal of the lawsuit on the grounds that the federal environmental law claims were not yet ripe for judicial review.  As to the cost appeal, the Ninth Circuit found the District Court had decided the cost based upon the wrong standard of review and remanded the matter back to the District Court.  That court decided the costs issue again under a different standard, but found the same costs were still allowed.  Otay Land Company and Flat Rock again appealed the $300,000 cost award to the Ninth Circuit, which appeal was dismissed on procedural grounds in September 2012. The Company paid approximately $100,000 of the costs in 2012, and will pay the remainder of the costs upon securing the remaining defendants’ agreement to provide acknowledgment of satisfaction of judgment.

Once the Ninth Circuit’s decision dismissing the federal environmental claims became final, rather  than re-file in Federal Court, the Company elected to pursue only the state law claims in California Superior Court seeking recovery of the Company’s damages associated with the investigation and anticipated future costs associated with the eventual remediation of the contamination.  The stay has been lifted by the Superior Court.  All defendants thereafter filed motions for summary judgment, all of which were denied by the Court in January 2012.  Additional defense motions for summary judgment were heard, and denied by the Superior Court, in September 2012 and January 2013, and a defense motion for judgment on the pleadings was heard, and denied, in January 2013.  A defense motion to sever one of the claims in the action for separate trial will be heard in February 2013.  If this motion is granted, it may result in a lengthening of the trial.  A trial date has been set for March 2013, and it is anticipated jury selection will be completed on April 1, 2013.  The Superior Court has set aside eight weeks for the trial.  The Company has not reduced its estimated liability for environmental remediation based upon any potential recoveries from these parties.  The Company can give no assurances that this lawsuit will be successful, that it will not be liable for the defense costs awarded to date or that it will be able to recover any of the costs incurred in investigating and/or remediating the contamination.

Employees

At December 31, 2012, the Company and its consolidated subsidiaries had 14 full-time employees.

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

Turmoil in the mortgage lending market has adversely affected our results in the past and could negatively impact our results in the future.  The residential real estate development industry is dependent upon the availability of financing for both homebuilders and homebuyers.  Turmoil in the credit markets that began in 2008 resulted in a tightening of credit standards for residential and commercial mortgages and significantly reduced liquidity, adversely affecting the ability of homebuilders and homebuyers to obtain financing, which in turn adversely impacted our ability to sell lots.  Although available liquidity in the mortgage lending market has improved since 2008, significant reductions in mortgage lending liquidity in the future would adversely affect our business.

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

Opposition from local community, political or environmental groups with respect to construction or development at a particular site could increase development costs.  At acquisition, the Fanita Ranch property had an approved EIR and development agreement.  However, the projects existing entitlements have been challenged, some of which have been successful, resulting in the Company incurring legal expenses to defend its entitlements and being required to reimburse legal and other costs incurred by the plaintiffs.  Further challenges to the Company’s entitlements at any of its projects are possible, which would result in increased legal fees, development costs and/or delays in development.

We may not be able to generate sufficient taxable income to fully realize our net deferred tax asset.  If we are unable to generate sufficient taxable income to fully realize our net deferred tax asset the valuation allowance would have to be increased resulting in reduced profitability.

Significant influence over our affairs may be exercised by our principal stockholders.  As of February 6, 2013, the significant stockholders of our Company are Leucadia (approximately 31.4% beneficial ownership), our Chairman, Joseph S. Steinberg (approximately 9.4% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) and one of our directors, Ian M. Cumming (approximately 7.7% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming's charitable foundation).  Mr. Steinberg is also President, a director and a significant stockholder of Leucadia. Mr. Cumming is also Chairman of the Board, a director and a significant stockholder of Leucadia.  As a result of the proposed strategic combination between Leucadia and Jefferies Group, Inc., if consummated, Mr. Cumming and Mr. Steinberg will no longer be principal executive officers of Leucadia.  Accordingly, changes in Leucadia’s management could affect its influence over matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.     Properties.

At December 31, 2012, the Company is the developer of four real estate properties, San Elijo Hills, Ashville Park, the Otay Land Company project and Fanita Ranch, and owns the Rampage property, all of which are described under Item 1. Business.  Real estate had an aggregate book value of approximately $120,250,000 at December 31, 2012.

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

See Note 5 of Notes to Consolidated Financial Statements for a description of the recent settlement of a legal proceeding.

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

	High	Low

2011
First Quarter	$30.00	$21.80
Second Quarter	28.50	21.53
Third Quarter	23.00	18.00
Fourth Quarter	20.75	18.25

2012
First Quarter	$23.00	$18.26
Second Quarter	28.50	22.00
Third Quarter	27.50	22.00
Fourth Quarter	28.00	22.00

2013
First quarter (through February 6, 2013)	$32.00	$25.50

The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions.  On February 6, 2013, the closing bid price for the Company’s common stock was $31.75 per share.  As of that date, there were 507 stockholders of record.  No dividends were paid during 2012 or 2011.

The Company does not have a regular dividend policy and whether or not to pay dividends is subject to the discretion of our Board of Directors.

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

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding-500 Index for the period commencing December 31, 2007 to December 31, 2012.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2007 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
HomeFed Corporation
S&P 500 Index
S&P 500 Homebuilding Index

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec07	Dec08	Dec09	Dec10	Dec11	Dec12
HomeFed Corporation	100	26.61	39.52	35.16	31.29	42.74
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P 500 Homebuilding Index	100	61.09	72.29	76.68	76.71	156.78

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
Revenues	$35,681	$34,141	$40,367	$16,933	$12,157
Expenses	24,276	24,058	33,450	14,569	18,418
Net income (loss) (a) (b) (c)	7,432	6,097	4,420	2,794	(10,455)
Net income (loss) attributable to HomeFed
Corporation common shareholders (a) (b) (c)	6,022	4,491	3,529	2,807	(9,927)
Basic earnings (loss) per share (a) (b) (c)	$0.76	$0.57	$0.45	$0.36	$(1.21)
Diluted earnings (loss) per share (a) (b) (c)	$0.76	$0.57	$0.45	$0.36	$(1.21)

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$22,987	$40,820	$43,788	$9,127	$16,353
Investments	36,390	43,297	38,287	57,038	57,735
Real estate	120,245	92,626	87,909	104,273	98,544
Total assets	189,409	188,753	184,510	185,704	190,397
Notes payable	–	–	–	7,834	8,218
HomeFed Corporation shareholders’ equity	168,380	157,706	152,995	149,313	146,419
Shares outstanding	7,880	7,880	7,880	7,880	7,880
Book value per share (d)	$21.37	$20.01	$19.42	$18.95	$18.58
Cash dividend per share	$–	$–	$–	$–	$–

(a)	For the year ended December 31, 2012, the Company decreased its deferred tax valuation allowance by recording a decrease to its income tax provision of $750,000.
(b)	For the years ended December 31, 2010 and 2008, the Company recorded provisions for impairment losses on real estate of $5,400,000 and $4,150,000, respectively.
(c)	For the year ended December 31, 2008, the Company increased its deferred tax valuation allowance by recording an increase to its income tax provision of $9,100,000.
(d)	Excludes noncontrolling interest.

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

Liquidity and Capital Resources

Net cash of $12,400,000, $13,000,000 and $23,700,000 was provided by operating activities during 2012, 2011 and 2010, respectively, principally from the proceeds from the sale of real estate at the San Elijo Hills project and sales of bulk grapes and, in 2012, from the proceeds from the sale of real estate at the Ashville Park project.  Information about the remaining real estate to be sold at the San Elijo Hills and Ashville Park projects is provided below.  Because of the nature of its real estate projects, the Company does not expect operating cash flows will be consistent from year to year.

HomeFed’s principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income primarily from the San Elijo Hills Towncenter, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries.  As of December 31, 2012, the Company had consolidated cash and cash equivalents and marketable securities aggregating $59,400,000, substantially all of which was held by the parent company and available to be used without restriction.

The Company expects that its cash and cash equivalents and marketable securities classified as available for sale, together with the other sources described above, will be sufficient for both its short and long term liquidity needs.  Residential sales at the San Elijo Hills and Ashville Park projects are expected to be a source of funds to the Company in the future; however, except as otherwise disclosed the amount and timing is uncertain.  The Company is not relying on receipt of funds from Otay Land Company or the Fanita Ranch project for the foreseeable future, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty.   However, with the exception of the environmental remediation matter discussed below, these projects are not expected to require material funds in the short term, and long term needs will not be determined until a development plan is established.  Property development expenditures at the Rampage project, if any, are not expected to be significant for the next few years.  In the interim, the Company has been conducting farming activities at the vineyard and has been generating positive cash flows from selling grapes since 2010.  Except as disclosed herein, the Company is not committed to acquire any new real estate projects, but it believes it has sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

Throughout much of the period that the Company has been developing the San Elijo Hills project, the Company’s sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  The slowdown in residential sales was exacerbated by the turmoil in the mortgage lending and credit markets, which resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes declined substantially from the early years of the project’s development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 297 in 2012 as compared to 860 in 2004.

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

During 2012, the Company closed on the sale of 72 single family residential lots at the San Elijo Hills project for aggregate sales proceeds of $20,900,000, net of closing costs.  These sales included 18 single family lots that were originally zoned and designated for multi-family residential development, but the buyer was able to obtain approval from the City to convert the designation to single family lots.  In addition, in 2012 the Company purchased 52 single family lots at the San Elijo Hills project that had been previously sold to a homebuilder in 2005 and 2006.  The lots were purchased for cash consideration of $14,850,000.  Included on six of the lots are finished model homes that will require some renovation prior to being sold.

As of December 31, 2012, the remaining land at the San Elijo Hills project to be sold or leased consists of the following (including real estate under contract for sale):

Single family lots	264
Multi-family units	11
Square footage of commercial space	37,800

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

In 1999, the San Elijo Hills project purchased a $50,000,000 of general liability and professional liability insurance policy issued by Lumbermens.  This policy was specific to the San Elijo Hills project and the policy term expired during 2012.  However, the general liability insurance coverage was on a claims occurrence basis, so if the Company had a loss that resulted from an event which occurred during the policy term, it has the right to make a claim under the general liability coverage even after the expiration of the policy term.  The Company has general and professional liability insurance for other matters with different insurance companies.

Lumbermens has ceased underwriting operations and has been placed into rehabilitation proceedings under the supervision of the Illinois Department of Insurance.  It is uncertain whether Lumbermens will have sufficient assets at such time, if ever, the Company makes a claim under the policy (the Company has not made any claims to date).  In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims relating to homes sold through August 1, 2007.  In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2011.  During 2011, coverage under these policies was extended for homes sold through August 2012.  In 2012, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims relating to unsold lots as of August 1, 2012.  Coverage under this policy expires on July 31, 2013 unless both parties agree to extend the term.

In February 2012, the Company acquired Ashville Park, a 450 acre master planned community located in Virginia Beach, Virginia, for cash consideration of $17,350,000 including closing costs.  The Company acquired 451 entitled single family lots, of which 91 lots were finished lots that were available for sale and one lot was a visitor center.  The project is being developed in phases, with the first phase (Village A) including the acquired finished lots and the second phase (Village B) a 164 lot development.  The timing of the development and sale of the remaining 195 lots and the visitor center is uncertain.

During 2012, the Company sold 54 lots from Village A for net cash consideration of $8,200,000 (including one lot with a completed home), and in January 2013 sold two additional lots for net cash consideration of $300,000.  As of December 31, 2012, the Company has entered into an agreement to sell 90 finished lots from Village B, of which 46 were sold in January 2013 for net cash proceeds of $4,600,000, with the remainder expected to close in March 2013 for net cash proceeds of $4,400,000.  In connection with this agreement the Company received a non-refundable option deposit of $1,000,000 in January 2013; the buyer can apply this payment against the lot sale expected to close in March 2013.

Since the Company is obligated to complete certain improvements to the San Elijo Hills and Ashville Park lots sold during 2012, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2012, $900,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

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

As indicated in the table below, at December 31, 2012, the Company’s contractual cash obligations consisted solely of its operating lease, which net of sublease income totaled $1,406,000.

	Payments Due by Period (in thousands)
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating lease, net of sublease income	$1,406	$271	$449	$478	$208

As of December 31, 2012, the Company had NOLs of $10,850,000 available to reduce its future federal income tax liabilities and $33,750,000 of alternative minimum tax credit carryovers.  The federal NOLs are not available to reduce federal alternative minimum taxable income, which is currently taxed at the rate of 20%.  As a result, the Company expects to pay federal income tax at a rate of 20% during future periods.  For more information, see Note 9 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of the Company’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2012, the outstanding amount of these bonds was approximately $1,800,000, none of which has been drawn upon.

The Company is also required to obtain infrastructure improvement bonds for the benefit of the City of Virginia Beach in connection with the Ashville Park project.  As of December 31, 2012, the outstanding amount of these bonds was approximately $1,600,000, none of which has been drawn upon.

During 2012, the Company was required to post a bond with the City of Chula Vista in the amount of $2,700,000 in connection with the environmental remediation work being performed by Otay Land Company as discussed above.  The estimated cost of the remediation has been fully accrued.

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

Prior to 2010, the percentage of completion method of accounting was applied for sold properties; however, during the fourth quarter of 2009, the Company completed all the required improvements for sold properties and all of the remaining deferred revenue was recognized in income.  During 2011 and 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales.  Accordingly, the Company recognized total sales proceeds, net of closing costs, in revenues and all costs in cost of sales on the closing date.   In 2012, revenue is again being deferred until the Company completes required improvements to properties sold.

Income Taxes – The Company records a valuation allowance to reduce its net deferred tax asset to an amount that the Company expects is more likely than not to be realized.  If the Company’s estimate of the realizability of its deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period.   The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on the Company’s projection of taxable income in the future.  The Company’s estimate does not include any real estate development profit at the Otay Ranch, Rampage and Fanita Ranch properties, since the Company’s plans for development of these properties are uncertain.  The Company calculated the allowance based on the assumption that it would be able to generate future taxable income which would be sufficient to utilize approximately $10,900,000 of the Company’s NOLs and $300,000 of its alternative minimum tax credit carryovers.

As discussed above, during 2012 the Company acquired the Ashville Park project, profitably sold finished lots during 2012 and entered into an agreement to sell additional lots in 2013, some of which closed during the first quarter of 2013.  The Company believes that these recent sales represent positive evidence to be considered when estimating future taxable income that may be generated at the Ashville Park project.  The Company also lowered its estimated liability for environmental remediation costs (discussed below), and updated its consolidated projection of future taxable income for this activity and for recent developments at its other projects.  As a result, the Company was able to conclude that it is more likely than not that it will be able to realize an additional portion of the Company’s net deferred tax asset; accordingly, approximately $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense.

The calculation of the valuation allowance recognizes that the Company’s NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%.  When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which generally can be used to reduce its future federal income tax once it has used all of its NOLs (or the NOLs expire) and becomes subject to the regular tax (as opposed to the alternative minimum tax).  At December 31, 2012, the Company had approximately $33,750,000 of alternative minimum tax credit carryovers which have no expiration date.  However, because the minimum tax credit carryovers do not offset alternative minimum tax, effectively they are only able to reduce the Company’s federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $240,000,000 of taxable income above its current estimate to fully use all of the credits.  The Company has reserved for this benefit in its valuation allowance.

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

Provision for Environmental Remediation – The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable.  During 2002, the Company recorded a charge of $11,150,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by the Company’s subsidiary, Flat Rock.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the actual cost of the remediation, the expenses of the regulatory process, the costs of post-remediation monitoring requirements, inflation and other items.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  The Company’s remediation plan was approved, and upon receipt of the grading permit during the fourth quarter of 2012 the Company commenced the remediation.

The Company periodically examines, and when appropriate, adjusts its liability for environmental remediation to reflect its current best estimate.  A change to the current estimate could result from, among other things, that the cost to implement the remediation is different than the Company’s current estimate, that the cost of future on-going monitoring efforts is different than the Company’s current estimate, and/or requirements imposed by regulatory authorities that the Company did not anticipate but is nevertheless required to implement.  During 2012, the Company spent $2,850,000 on remediation activities, and expects to complete the remediation during the first quarter of 2013.  As of December 31, 2012, the Company’s revised estimate of future remediation costs, including on-going monitoring expenses, is $4,600,000, which resulted in a reduction in the previously accrued estimate of $1,500,000.   Such amount is reflected on the consolidated statement of operations as a reduction to expenses.

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

In the fourth quarter of 2010, the Company concluded that current market rents for retail tenants at the San Elijo Hills Towncenter were less than rents which the Company had been projecting.  As a result, the Company evaluated the recoverability of phase one of the Towncenter, which is built and substantially leased, and concluded that the carrying value of phase one was recoverable.  The Company also reevaluated phase two of the Towncenter, which is yet to be built, concluding that the existing plan containing retail and office space would not provide adequate economic returns, particularly in the then current economic environment, and would not be built.  Accordingly, the Company recorded a provision for loss on real estate of $5,400,000 to reduce the carrying amount of phase two of the Towncenter to its estimated fair value of $1,200,000.

Since the new plan for phase two of the Towncenter has not yet been determined, the Company employed various approaches to determine its fair value at December 31, 2010.  Phase two of the Towncenter is comprised of just over two acres of developable land at the center of the San Elijo Hills project.  The Company made its own estimate of the amount which could be realized from selling the land, based upon its general knowledge of the project, conversations it has had with potential buyers of other land in the project and comparisons to similar, but not identical, sales of other properties in the market.  The Company also obtained a broker estimate of the current value of the land if marketed for sale with its current entitlements in an “as is” condition.   In addition, the Company received indications of interest from builders who would purchase and develop phase two, some with a residential component.  The estimated fair values from these approaches ranged from $1,200,000 to $1,400,000 and the Company reduced the carrying amount of phase two of the Towncenter to the lower end of that range.  The fair value estimate is considered to be based on unobservable or Level 3 inputs (not based on quoted market prices or otherwise observable market data).  The ultimate amount to be realized from phase two of the Towncenter will depend greatly on a new development plan, the cost to implement that plan and the selling prices and/or rent rates actually received when the new plan is marketed.  If development costs are more than projected, or if the revenues derived from phase two are less than estimated, further reductions to the carrying amount could be required.

The Company did not record any provisions for impairment losses during the years ended December 31, 2012 and 2011.

Statement of Operations

The Company currently has four real estate development projects, San Elijo Hills, Ashville Park, the Otay Ranch project and Fanita Ranch.  The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,382 single family lots, 805 multi-family units, 276 very low income apartment units, two school sites and commercial space which will be sold or leased.  As of February 6, 2013, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of 264 single family lots, 11 multi-family units and 37,800 square feet of commercial space.  The Company has substantially completed the development of its remaining single family residential lots and has completed development of the first phase of the Towncenter; design options for phase two of the Towncenter are currently being evaluated.  As discussed above, the timing of the sales of the remaining lot inventory at the San Elijo Hills project is uncertain.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

The Company acquired the Ashville Park project during 2012, which upon completion is expected to have 451 single family homes.  As of February 6, 2013, the remaining land at the Ashville Park project to be sold consists of 349 single family lots.  Except as discussed above, the timing of the sales of the remaining lots is uncertain.

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

Real Estate Sales Activity

San Elijo Hills Project:

For the three years ended December 31, 2012, the Company has closed on sales of real estate and recognized revenues as follows:

	2012	2011	2010
	(Dollars in thousands)

Single family units	72	91	52
Multi-family units	-	-	131
Residential condominium units	-	2	9
Commercial lot sales – planned square feet	-	11,200	-
Purchase price, net of closing costs:
Single family units	$20,900	$24,750	$13,600
Multi-family units	$-	$-	$18,000
Residential condominium units	$-	$850	$4,100
Commercial lot sales	$-	$1,950	$-

For the year ended December 31, 2012, $250,000 of revenues were deferred and will be recognized into income as the required improvements to the property are completed.  During 2011 and 2010, the full purchase price reflected in the table above, net of closing costs, was recognized as revenues on the closing date as all required improvements to the property had been completed.

During 2012, 2011 and 2010, cost of sales of real estate aggregated $8,750,000, $12,950,000 and $16,000,000, respectively.  During 2012, cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.  During 2011 and 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales and recognized in full as cost of sales the cost of properties sold on the closing date.

As discussed above, the Company recorded provisions for impairment losses on real estate at the San Elijo Hills project of $5,400,000 for the year ended December 31, 2010.

Ashville Park:

During 2012, the Company sold 54 single family lots from at the Ashville Park project for net cash consideration of $8,200,000 of which $650,000 was deferred and will be recognized into income as the required improvements to the property are completed.  Cost of sales of real estate aggregated $4,900,000; cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Otay Ranch Project:

During 2010, five acres of mitigation land were sold to a project owner who needed mitigation land to complete his development in another area in the City of Chula Vista.  The Company received proceeds of $200,000 and recognized a gain of $150,000.  There were no sales of real estate at the Otay Ranch project during 2012 and 2011.

Rampage Property:

There were no sales of real estate at the Rampage property during 2012, 2011 and 2010.

Farming revenues at the Rampage property aggregated $6,400,000, $6,000,000 and $3,950,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The increase in farming revenues in each of the last two years as compared to the immediately preceding year is due to larger harvest yields and higher market prices for grapes.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees of approximately $550,000, $200,000 and $100,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company records these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

General and administrative expenses increased during 2012 as compared to 2011 primarily due to higher legal, marketing, professional and travel expenses.  Legal expenses increased due to higher legal fees related to environmental litigation at the Fanita Ranch property that was in process at the date of acquisition.  The Company lost certain challenges to its Fanita Ranch entitlements and was required to reimburse the plaintiffs for their costs.  Legal fees also increased for the lawsuit seeking compensation from parties who Otay Land Company and Flat Rock believe are responsible for the environmental contamination of the property, as discussed above.  The Company also incurred higher marketing, professional fees and travel expenses related to activity at the Ashville Park project during 2012.

General and administrative expenses decreased during 2011 as compared to 2010 primarily due to decreased legal and lower general bonus expenses.  Legal expenses declined by $600,000, due to decreased litigation activity at the San Elijo Hills and the Otay Ranch projects and lower legal fees related to corporate matters.

The change in interest and other income during 2012 as compared to 2011 reflects a decline in interest income due to lower interest rates and fewer invested assets.  Other income in 2011 includes $150,000 of income relating to proceeds received from the settlement of a contract dispute.  Interest and other income also reflect a decline in interest income of $100,000 in 2011 as compared to 2010, due to lower interest rates.

The Company’s effective income tax rate is higher than the federal statutory rate due to state income taxes.  In addition, as discussed above, during 2012 the Company was able to conclude that it is more likely than not that it will be able to realize an additional portion of the Company’s net deferred tax asset.  As a result, $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense.

Inflation

The Company, as well as the real estate development and homebuilding industry in general, may be adversely affected by inflation, primarily because of either reduced rates of savings by consumers during periods of low inflation or higher land and construction costs during periods of high inflation.  Low inflation could adversely affect consumer demand by limiting growth of savings for down payments, ultimately adversely affecting demand for real estate and the Company’s revenues.  High inflation increases the Company’s costs of labor and materials.  The Company would attempt to pass through to its customers any increases in its costs through increased selling prices.  To date, high or low rates of inflation have not had a material adverse effect on the Company’s results of operations.  However, there is no assurance that high or low rates of inflation will not have a material adverse impact on the Company’s future results of operations.

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

At December 31, 2012, the Company had investments of approximately $36,400,000 in securities issued by the U.S. Government.  The Company’s investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in equity.  The U.S. Government securities in the portfolio are rated “AAA” and “Aaa” by Standard & Poor’s and Moody’s, respectively.  All of these fixed income securities mature in 2013; the estimated weighted average remaining life of these fixed income securities was approximately 0.3 years at December 31, 2012.  At December 31, 2011, the Company’s investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.2 years and a weighted average interest rate of .03%.  The Company’s fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities
U.S. Treasury Securities	$36,390	$-	$-	$-	$-	$-	$36,390	$36,390
Weighted Average Interest Rate	0.14%	-	-	-	-	-

Item 8.    Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2012.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

As of February 6, 2013, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at anytime during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Patrick D. Bienvenue, age 58.  Mr. Bienvenue has served as a director since August 1998 and since August 2011 has been the Executive Vice President of The St. Joe Company, a publicly traded company engaged in real estate development, sales and other activities.  From January 1996 until April 2011, Mr. Bienvenue served in a variety of executive capacities with real estate related subsidiaries of Leucadia and was responsible for the entitlement, development and management of these entities and their properties.  Mr. Bienvenue has senior managerial and development experience in the real estate sector.

Paul J. Borden, age 64.  Mr. Borden has served as a director and our President since May 1998.  Mr. Borden was a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia’s real estate investments.  Prior to working for Leucadia he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

Timothy M. Considine, age 72.  Mr. Considine has served as a director since January 1992, serving as Chairman of the Board from 1992 to December 1999, and is employed on a part-time basis by Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002. Mr. Considine has accounting and managerial experience.  Mr. Considine also has experience serving on the boards of private entities.

Ian M. Cumming, age 72.  Mr. Cumming has served as a director since May 1999.  He has been a director and Chairman of the Board of Leucadia since June 1978 and a director of Skywest, Inc., a Utah-based regional air carrier, since June 1986.  Mr. Cumming is also a director of Jefferies Group, Inc. (“Jefferies”), a publicly traded full service global investment bank and institutional securities firm serving companies and other investors in which Leucadia has an approximate 28% interest.  Mr. Cumming previously served as a director of Fortescue Metals Group Ltd., AmeriCredit Corp and Mueller Industries, Inc. (“Mueller”), the Chairman of the Board of The FINOVA Group Inc., and a member of the Board of Managers of Premier Entertainment Biloxi, LLC.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his more than 30 years as Chairman and Chief Executive Officer of Leucadia.  He also has experience serving on the boards of directors and committees of both public and private entities.

Michael A. Lobatz, age 63.  Dr. Lobatz has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981.  Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Joseph S. Steinberg, age 69. Mr. Steinberg has served as a director since August 1998 and as Chairman of the Board since December 1999.  Mr. Steinberg has been President of Leucadia since January 1979 and a director of Leucadia since December 1978.  Mr. Steinberg is also a director of Jefferies.  Mr. Steinberg had previously served as a director of Jordan Industries, Inc., White Mountains Insurance Group, Ltd, The FINOVA Group, Inc., Mueller and Fortescue Metals Group Ltd., and was a member of the Board of Managers of Premier Entertainment Biloxi, LLC.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

John K. Aden, Jr., age 54.  Mr. Aden has served as Vice President of the Company since May 2012 and has been employed by the Company as Senior Project Development Manager since May 2012.  Prior to joining the Company, Mr. Aden was an Executive Vice President from 1998 to April 2012 and Vice President from 1994 to 1997 for The Otay Ranch Company and JPB Development and Vice President of Community Development from 1989 to 1994 for The Eastlake Company, real estate development companies in San Diego, California.  Mr. Aden is a licensed architect.

Christian E. Foulger, age 38.  Mr. Foulger has served as Vice President of the Company since April 2011 and has been employed by the Company as a Special Projects Manager since November 2005.  Prior to joining the Company, Mr. Foulger was a Financial Analyst from 1998 to 2000 and Vice President from 2001 to October 2005 for Cottonwood Partners Management, a real estate development and management company in Salt Lake City, Utah.

Erin N. Ruhe, age 47.  Ms. Ruhe has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by the Company as Controller since January 1999.  Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that during the year ended December 31, 2012, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Business Practice

We have a Code of Business Practice, which is applicable to all of our directors, officers and employees, and includes a Code of Practice applicable to our principal executive officers and senior financial officers.  Both the Code of Business Practice and the Code of Practice applicable to our principal executive officers and senior financial officers are available on our website. We intend to post amendments to or waivers from our Code of Practice on our website as required by applicable law.

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

At the Company’s 2012 Annual Meeting, the say-on-pay advisory vote received approval from approximately 98% of the shares voted on the matter and the Compensation Committee made no significant changes to the Company’s executive compensation program during the year.

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

For Mr. Borden, the Compensation Committee considered his performance in providing management oversight of the Company and progress made with regard to planning and entitlements, acquisitions, and litigation.  During the year the Company moved forward with the Otay Ranch entitlements, closed two acquisitions, had lot sales at San Elijo Hills and Ashville Park and settled a significant lawsuit on favorable terms.  Progress was also made on the environmental remediation and related litigation at Flat Rock. Under Mr. Borden’s direction, the Company has maintained excellent relationships with the governmental agencies where the Company owns property as evidenced by the progress made on processing entitlements and cooperative work efforts on the Company’s projects.

For Mr. Aden, who joined the Company in May 2012, the Compensation Committee recognized his supervision of the Company’s development activities on all of the existing properties, his contributions to the due diligence work on potential acquisitions and the successful first round of builder sales and development at Ashville Park.  Mr. Aden also participated in the acquisition of lots at San Elijo Hills.  The Compensation Committee also acknowledged Mr. Aden’s involvement with the Fanita Ranch property including his efforts to resolve the litigation and move forward with planning and development.

For Mr. Foulger, the Compensation Committee noted his work in managing the acquisition of the Ashville Park property, the first round builder lot sales at Ashville Park and his efforts in maintaining certain relationships which resulted in the repurchase of lots at San Elijo Hills.  The Compensation Committee also considered Mr. Foulger’s continuing efforts to develop and maintain a network of contacts that provide acquisition opportunities and his ability to understand various markets.  Mr. Foulger also provided management support on San Elijo Hills and Fanita Ranch.

For Ms. Ruhe, the Compensation Committee recognized her excellence in the continuing management and administration of the accounting, finance, human resources, employee benefits and treasury functions.  In early 2012, Ms. Ruhe assumed responsibility for the management of additional administrative functions related to builder sales at San Elijo Hills and Ashville Park and the acquisitions of Ashville Park and lots in San Elijo Hills.  Other accomplishments include her focus on cost controls and efforts to improve accounting and related systems.  During 2012, she renegotiated the lease extension for the Company’s office lease on favorable terms, managed improvements in employee benefit programs and reduced property taxes.

Based upon the foregoing, on December 24, 2012, the Compensation Committee approved annual salary increases (effective January 1, 2013) and discretionary 2012 cash bonuses for each of the Named Executive Officers reflected in the Summary Compensation Table below.

Additionally, all employees of the Company received a discretionary 2012 year-end bonus equal to approximately 3% of base salary.

Long-Term Incentives – Stock Options

By means of our Option Plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

Options Awarded to Executive Officers

Occasionally, stock options may be awarded which, under the terms of our Option Plan, permit the executive officer or other employee to purchase shares of our common stock at not less than the fair market value of the shares of common stock at the date of grant.  The extent to which the employee realizes any gain is, therefore, directly related to increases in the price of our common stock and, therefore, stockholder value, during the period of the option.  In certain circumstances, options having an exercise price below the fair market value of our common stock on the date of grant may be issued (although none have been granted to date).  Options granted to executive officers become exercisable at the rate of 20% per year, commencing one year after the date of grant.  As discussed above under “Short-Term Incentives – Annual Bonus Compensation,” the number of stock options awarded to an executive officer is not based on any specific formula, but rather on a subjective assessment of the executive’s performance and the Company’s performance.  Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information.  The last time options were granted to executive officers was May 2011 (other than options granted to Paul J. Borden in his capacity as a director discussed below).

Options Awarded to Directors

Under the terms of our Option Plan, each director, including Paul J. Borden, is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  As stated above, options are priced at the closing price on the date of grant.

In July 2012, pursuant to this automatic grant, each director, including Paul J. Borden, was granted options to purchase 1,000 shares of our common stock with an exercise price of $22.35 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

Other Benefits; Executive Perquisites

Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

Mr. Borden maintains his primary residence in New Jersey.  We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California.  Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements.  As a result, beginning in 2005, the Board of Directors (without Mr. Borden’s participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.  In 2012, we paid Mr. Borden $49,823 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2012.

Mr. Foulger receives the use of a Company owned car and certain related benefits, and Mr. Aden receives a monthly car allowance.

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

Compensation Committee

Joseph S. Steinberg

Summary Compensation Table

Name and Principal				Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Compensation (2)		Total

Paul J. Borden,	2012	$283,662	$233,510	$8,488	$151,245	(3)	$676,905
President	2011	$276,743	$233,302	$8,298	$180,695		$699,038
	2010	$271,317	$258,140	$143,539	$184,098		$857,094

John K. Aden, Jr.	2012	$138,462	$179,154	$-	$3,750	(4)	$321,366
Vice President

Christian E. Foulger,	2012	$148,518	$154,456	$-	$17,320	(5)	$320,294
Vice President	2011	$144,896	$204,347	$-	$17,387		$366,630

Erin N. Ruhe,	2012	$148,518	$129,456	$-	$10,000	(6)	$287,974
Vice President,	2011	$144,896	$129,347	$-	$9,800		$284,043
Treasurer and	2010	$142,055	$229,262	$109,895	$12,576		$493,788
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

(3)
For 2012, consists of non-cash compensation of $35,412 for maintaining a temporary residence in California and $23,115 for airfare to and from his primary residence in New Jersey, and director fees from the Company of $24,000. This column also includes transportation and the personal use of a Company car while in California and related expenses, as well as contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden.  For 2012, also includes $49,823 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.

(4)	Consists of a monthly car allowance.

(5)
Consists of non-cash compensation for use of a Company car and related expenses and contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Foulger, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Foulger.

(6)
Consists of contributions made by the Company to a defined contribution 401(k) plan on behalf of Ms. Ruhe, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Ms. Ruhe.

Grants of Plan-Based Awards in 2012

This table provides information about equity awards granted to the Named Executive Officers in 2012 under our Option Plan.  As discussed in the CD&A, in July 2012 Mr. Borden was granted 1,000 options pursuant to the automatic grant to directors under the Option Plan.

All Other Option
		Awards: Number of	Exercise or Base	Grant Date Fair
		Securities Underlying	Price of Option	Value of Stock and
Name	Grant Date	Options (#) (1)	Awards ($/sh) (2)	Option Awards (3)

Paul J. Borden,	7/9/12	1,000	$22.35	$8,488
President

(1)	This column shows the number of common shares issuable under options granted in 2012. The options vest and become exercisable in four equal installments beginning one year after the grant date.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of the Company’s common stock on the date of grant.

(3)
This column shows the fair value of stock options granted to the Named Executive Officers in 2012.  The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period.  For information on the valuation assumptions with respect to this grant refer to Note 6 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End

This table provides information on the holdings of option awards by the Named Executive Officers at December 31, 2012.  This table includes exercisable and unexercisable options.  Employee options, which were granted on May 11, 2010, vest and become exercisable in five equal annual installments, commencing one year from the grant date.  Options granted to Mr. Borden as a director vest and become exercisable in four equal annual installments, commencing one year from the grant date.  For additional information about the option awards, see “Long-Term Incentives – Stock Options –Options Awarded to Executive Officers” in the CD&A.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
Name	Grant Date	Exercisable	Unexercisable

Paul J. Borden,	7/15/08	1,000	-	$40.25	7/15/13
President	7/14/09	750	250	$23.00	7/14/14
	5/11/10	5,000	7,500	$25.00	5/11/16
	8/2/10	500	500	$21.00	8/2/15
	7/29/11	250	750	$21.50	7/29/16
	7/9/12	-	1,000	$22.35	7/29/17

Christian E. Foulger,	5/11/10	2,400	3,600	$25.00	5/11/16
Vice President

Erin N. Ruhe,	5/11/10	4,000	6,000	$25.00	5/11/16
Vice President,
Treasurer and
Controller

Option Exercises and Stock Vested in Fiscal 2012

No stock options were exercised by the Named Executive Officers during 2012.

Director Compensation

In 2012, each director received a retainer of $24,000 for serving on the Board of Directors.  In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee, and Dr. Lobatz was paid $17,000 for serving on the Audit Committee.  Under the terms of our Option Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.  These options become exercisable at the rate of 25% per year commencing one year after the date of grant.  As a result, options to purchase 1,000 shares of Common Stock at an exercise price of $22.35 per share were awarded to each of Messrs. Borden, Bienvenue, Considine, Cumming, Lobatz and Steinberg on July 9, 2012.  The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.  This table sets forth compensation paid to the non-employee directors during 2012.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total (3)

Patrick D. Bienvenue (4)	$24,000	$8,488	$32,488
Timothy M. Considine	$50,000	$8,488	$58,488
Ian M. Cumming	$24,000	$8,488	$32,488
Michael A. Lobatz	$41,000	$8,488	$49,488
Joseph S. Steinberg	$24,000	$8,488	$32,488

(1)	This column reports the amount of cash compensation earned in 2012 for Board and committee service.

(2)
This column represents the fair value of options granted to directors in 2012 calculated in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 6 to the Company’s consolidated financial statements contained herein.

(3)
This table does not include disclosure for any perquisites, travel expense reimbursement and other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

(4)
Mr. Bienvenue and the Company have entered into a consulting agreement pursuant to which Mr. Bienvenue has agreed to provide, on a per-diem basis, certain advisory and consulting services to the Company in connection with the planning, development and design of certain of the Company’s real estate development projects.  During 2012, fees paid to Mr. Bienvenue were $13,500, plus travel expenses of $6,031.  The Company also reimbursed $4,054 to Mr. Bienvenue for travel expenses in connection with his services as a director.  None of these amounts are reflected in the table above.

Potential Payment Upon Termination of Employment

None of the Named Executive Officers is a party to an employment agreement.  However, under the terms of our current Option Plan, the time within which to exercise vested options may be extended in accordance with the Option Plan, but not beyond the expiration date of the option, for a period of either three months, one year or three years, depending on the triggering event (which are various forms of termination of employment); these triggering events do not result in any acceleration of any unvested options.  For the number of options exercisable by each Named Executive Officer as of December 31, 2012 see the “Outstanding Equity Awards at Fiscal Year-End” table above.

Upon the occurrence of an Extraordinary Event of the Company (as defined in the Option Plan, including a change in control of the Company) all then-outstanding options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2012, Mr. Borden would have received $22,775, Ms. Ruhe would have received $9,000 and Mr. Foulger would have received $5,400 for their outstanding previously unvested stock options (determined by multiplying (A) the spread between the $26.50 closing price on December 31, 2012 and the per common share exercise price for each option by (B) the number of common shares covered by previously unvested options.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans as of December 31, 2012.  All outstanding awards relate to the Company’s Common Stock.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	96,500	$25.19	403,400

Equity compensation
plans not approved
by security holders	-	-	-

Total	96,500	$25.19	403,400

Present Beneficial Ownership

Set forth below is certain information as of February 6, 2013, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of our Named Executive Officers, (4) the trusts for the benefit of Mr. Steinberg’s children and  charitable foundations established by Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Leucadia National Corporation (a)	2,474,226		31.4%
Beck, Mack & Oliver LLC (b)	1,194,872	(b)	15.2%
John K. Aden, Jr.	-		*
Patrick D. Bienvenue	3,900	(c)	*
Paul J. Borden	7,700	(d)	.1%
Timothy M. Considine	4,400	(e)	*
Ian M. Cumming	607,233	(f)(g)	7.7%
Christian E. Foulger	2,400	(h)	*
Michael A. Lobatz	3,900	(c)	*
Erin N. Ruhe	9,000	(i)	.1%
Joseph S. Steinberg	744,520	(g)(j)	9.4%
The Steinberg 1989 Trust	27,532	(k)	.3%
Cumming Foundation	172,330	(l)	2.2%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(m)	.5%
All Directors and executive officers as a group (9 persons)	1,383,053	(n)	17.5%
___________________
* Less than .1%.

(a)	The business address of this beneficial owner is 315 Park Avenue South, New York, New York 10010.

(b)
The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017.  Based upon a Schedule 13G filed with the SEC on January 30, 2013, by Beck, Mack & Oliver LLC (“BMO”) and discussions with BMO, the securities reported in BMO’s Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO.  Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients.  Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

(c)	Includes 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(d)	Includes 7,500 shares that may be acquired upon the exercise of currently exercisable stock options.

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

(f)
Includes (i) 5,704 shares (.1%) beneficially owned by Mr. Cumming’s wife as to which Mr. Cumming may be deemed to be the beneficial owner, (ii) 60,000 shares (.8%) held by a corporation which is 50% owned by Mr. Cumming and 50% owned by Mr. Cumming’s wife and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.  Does not include 2,474,226 shares held by Leucadia which Mr. Cumming may be deemed to beneficially own as a result of his beneficial ownership of Leucadia common shares.

(g)
Messrs. Cumming and Steinberg have an oral agreement pursuant to which they will consult with each other as to the election of a mutually acceptable Board of Directors of the Company.  The business address for Messrs. Cumming and Steinberg is c/o Leucadia National Corporation, 315 Park Avenue South, New York, New York 10010.

(h)	Includes 2,400 shares that may be acquired upon the exercise of currently exercisable stock options.

(i)	Includes 4,000 shares that may be acquired upon the exercise of currently exercisable stock options.

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

(k)	Mr. Steinberg disclaims beneficial ownership of all of our common stock held by this trust.

(l)	Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of our common stock held by the foundation.

(m)	Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.

(n)	Includes 26,400 shares that may be acquired upon the exercise of currently exercisable stock options.

As of February 6, 2013, Cede & Co. held of record 4,540,794 shares of our common stock (approximately 57.6% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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

Related Person Transactions

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned pursuant to the terms of agreements entered into when those subsidiaries were acquired by the Company.  Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of the Company’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2012, the amount of outstanding bonds was approximately $1,800,000, none of which has been drawn upon.

Since 1995, Leucadia has been providing administrative and accounting services to the Company.  Under the current administrative services agreement, Leucadia provides services to the Company for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2012).  Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company’s Secretary, in addition to various administrative functions.  Ms. Maki is an officer of subsidiaries of Leucadia.  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

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

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K, the review of financial statements included in the Company’s Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules.  All such services were approved by the Audit Committee.  Such amounts aggregated $234,000 and $226,000 for each of the years ended December 31, 2012 and 2011, respectively.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	F-3

C Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31,
2012, 2011 and 2010	F-4

Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011
and 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7

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

101
Financial statements from the Annual Report on Form 10-K of HomeFed Corporation for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Furnished herewith pursuant to Item 601(b)(32) of Regulation S-K.

+	Management Employment Contract or Compensatory Plan/Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEFED CORPORATION

Date: February 15, 2013	By:	/s/ Erin N. Ruhe
Name: Erin N. Ruhe
Title: Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 15, 2013	By /s/ Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

February 15, 2013	By /s/ Paul J. Borden	President and Director
	Paul J. Borden	(Principal Executive Officer)

February 15, 2013	By /s/ Erin N. Ruhe	Vice President, Treasurer and Controller
	Erin N. Ruhe	(Principal Financial and Accounting Officer)

February 15, 2013	By /s/ Patrick D. Bienvenue	Director
Patrick D. Bienvenue

February 15, 2013	By /s/ Timothy M. Considine	Director
Timothy M. Considine

February 15, 2013	By /s/ Ian M. Cumming	Director
Ian M. Cumming

February 15, 2013	By /s/ Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HomeFed Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries at December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
February 15, 2013
Los Angeles, California

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in thousands, except par value)

	2012	2011
ASSETS
Real estate	$120,245	$92,626
Cash and cash equivalents	22,987	40,820
Investments available for sale (amortized cost of $36,385 and $43,296)	36,390	43,297
Accounts receivable, deposits and other assets	1,030	1,158
Net deferred tax asset	8,757	10,852

TOTAL	$189,409	$188,753

LIABILITIES
Accounts payable and accrued liabilities	$5,097	$3,120
Non-refundable option payments	–	350
Liability for environmental remediation	4,607	8,972
Deferred revenue	886	–
Income taxes payable	1,644	1,727
Other liabilities	136	155

Total liabilities	12,370	14,324

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	380,982	376,332
Accumulated other comprehensive income	3	1
Accumulated deficit	(212,684)	(218,706)
Total HomeFed Corporation common shareholders’ equity	168,380	157,706
Noncontrolling interest	8,659	16,723
Total equity	177,039	174,429

TOTAL	$189,409	$188,753

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2012, 2011 and 2010
(In thousands, except per share amounts)

	2012	2011	2010

REVENUES
Sales of real estate	$28,193	$27,522	$35,856
Farming revenues	6,422	5,979	3,968
Rental income	509	448	456
Co-op marketing and advertising fees	557	192	87
	35,681	34,141	40,367

EXPENSES
Cost of sales	13,659	12,939	16,005
Provision for impairment losses on real estate	–	–	5,424
Reduction in estimated liability for environmental remediation	(1,500)	–	–
General and administrative expenses	9,064	8,077	9,146
Farming expenses	2,873	2,862	2,695
Administrative services fees to Leucadia National Corporation	180	180	180
	24,276	24,058	33,450

Income from operations	11,405	10,083	6,917

Interest and other income	107	382	317

Income before income taxes and noncontrolling interest	11,512	10,465	7,234
Income tax provision	(4,080)	(4,368)	(2,814)

Net income	7,432	6,097	4,420
Net income attributable to noncontrolling interest	1,410	1,606	891

Net income attributable to HomeFed Corporation common shareholders	$6,022	$4,491	$3,529

Basic earnings per common share attributable to HomeFed Corporation common shareholders	$0.76	$0.57	$0.45

Diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.76	$0.57	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net income	$7,432	$6,097	$4,420
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments
arising during the period, net of taxes $2, $(2) and $(26)	2	(2)	(40)

Net change in unrealized holding gains (losses) on
investments, net of taxes of $2, $(2) and $(26)	2	(2)	(40)

Other comprehensive income (loss), net of income taxes	2	(2)	(40)

Comprehensive income	7,434	6,095	4,380

Comprehensive (income) attributable to the noncontrolling
interest	(1,410)	(1,606)	(891)

Comprehensive income attributable to HomeFed Corporation
common shareholders	$6,024	$4,489	$3,489

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2012, 2011 and 2010
(In thousands, except par value)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total

Balance, January 1, 2010	$79	$375,917	$43	$(226,726)	$149,313	$14,226	$163,539

Net income				3,529	3,529	891	4,420
Other comprehensive loss, net of taxes			(40)		(40)		(40)
Share-based compensation expense		193			193		193

Balance, December 31, 2010	79	376,110	3	(223,197)	152,995	15,117	168,112

Net income				4,491	4,491	1,606	6,097
Other comprehensive loss, net of taxes			(2)		(2)		(2)
Share-based compensation expense		222			222		222

Balance, December 31, 2011	79	376,332	1	(218,706)	157,706	16,723	174,429

Net income				6,022	6,022	1,410	7,432
Acquisition of noncontrolling interest		4,474			4,474	(9,474)	(5,000)
Other comprehensive income, net of taxes			2		2		2
Share-based compensation expense		176			176		176

Balance, December 31, 2012	$79	$380,982	$3	$(212,684)	$168,380	$8,659	$177,039

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,432	$6,097	$4,420
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in estimated liability for environmental remediation	(1,500)	–	–
Provision for impairment losses on real estate	–	–	5,424
Provision for deferred income taxes	2,093	2,457	1,049
Share-based compensation expense	176	222	193
Depreciation and amortization of property, equipment and leasehold
improvements	249	244	308
Net securities gains	–	–	(1)
Accretion of discount on investments available for sale	(40)	(45)	(123)
Changes in operating assets and liabilities:
Real estate	4,458	6,182	10,839
Accounts receivable, deposits and other assets	(20)	(389)	(490)
Deferred revenue	886	–	–
Accounts payable and accrued liabilities	1,977	(820)	1,018
Non-refundable option payments	(350)	(300)	–
Liability for environmental remediation	(2,865)	(680)	(342)
Income taxes receivable/payable	(83)	132	1,510
Other liabilities	(19)	(99)	(119)
Net cash provided by operating activities	12,394	13,001	23,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	(32,178)	(11,000)	–
Purchases of investments (other than short-term)	(90,549)	(92,569)	(104,008)
Proceeds from maturities of investments available for sale	94,900	87,600	108,620
Proceeds from sales of investments	2,600	–	14,197
Net cash provided by (used for) investing activities	(25,227)	(15,969)	18,809

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of noncontrolling interest	(5,000)	–	–
Principal payments to notes payable holders	–	–	(7,834)
Net cash used for financing activities	(5,000)	–	(7,834)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,833)	(2,968)	34,661

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,820	43,788	9,127

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,987	$40,820	$43,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized)	$-	$-	$-

Cash paid for income taxes	$2,070	$2,200	$458

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the “Company”), Otay Land Company, LLC and its wholly-owned subsidiaries (“Otay Land Company”), HomeFed Resources Corporation, CDS Holding Corporation and its majority owned subsidiaries (“CDS”), HomeFed Fanita Rancho, LLC (“Fanita Ranch”), Rampage Vineyard, LLC (“Rampage”) and Ashville Park, LLC (“Ashville Park”).  The Company is currently engaged, directly and through its subsidiaries, in the investment in and development of residential real estate properties in California and Virginia.  Real estate development is the Company’s only business segment.  All intercompany balances and transactions have been eliminated in consolidation.

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

Prior to 2010, the percentage of completion method of accounting was applied for sold properties at the San Elijo Hills project; however, during the fourth quarter of 2009, the Company completed all the required improvements for sold properties at the San Elijo Hills project and all of the remaining deferred revenue was recognized in income.  During 2011 and 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales.  Accordingly, the Company recognized total sales proceeds, net of closing costs, in revenues and all costs in cost of sales on the closing date.  In 2012, revenue is again being deferred until the Company completes required improvements to properties sold.

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

During 2012 the Company acquired the Ashville Park project, profitably sold finished lots during 2012 and entered into an agreement to sell additional lots in 2013, some of which closed during the first quarter of 2013.  The Company believes that these recent sales represent positive evidence to be considered when estimating future taxable income that may be generated at the Ashville Park project.  The Company also lowered its estimated liability for environmental remediation costs (discussed below), and updated its consolidated projection of future taxable income for this activity and for recent developments at its other projects.  As a result, the Company was able to conclude that it is more likely than not that it will be able to realize an additional portion of the Company’s net deferred tax asset; accordingly, approximately $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense.

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

Provision for Environmental Remediation – The Company records environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable.  During 2002, the Company recorded a charge of $11,150,000 representing its estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by a subsidiary of Otay Land Company.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the actual cost of the remediation, the expenses of the regulatory process, the costs of post-remediation monitoring requirements, inflation and other items.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  The Company’s remediation plan was approved, and upon receipt of the grading permit during the fourth quarter of 2012 the Company commenced the remediation.

    The Company periodically examines, and when appropriate, adjusts its liability for environmental remediation to reflect its current best estimate.  A change to the current estimate could result from, among other things, that the cost to implement the remediation is different than the Company’s current estimate, that the cost of future on-going monitoring efforts is different than the Company’s current estimate, and/or requirements imposed by regulatory authorities that the Company did not anticipate but is nevertheless required to implement.  During 2012, the Company spent approximately $2,850,000 on remediation activities, and expects to complete the remediation during the first quarter of 2013.  As of December 31, 2012, the Company’s revised estimate of future remediation costs, including on-going monitoring expenses, is $4,600,000, which resulted in a reduction in the previously accrued estimate of $1,500,000.   Such amount is reflected on the consolidated statement of operations as a reduction to expenses.

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

In 2010, the Company concluded that current market rents for retail tenants at the San Elijo Hills Towncenter were less than rents which the Company had been projecting.  As a result, the Company evaluated the recoverability of phase one of the Towncenter, which is built and substantially leased, and concluded that the carrying value of phase one was recoverable.  The Company also reevaluated phase two of the Towncenter, which is yet to be built, concluding that the existing plan containing retail and office space would not provide adequate economic returns, particularly in the then current economic environment, and would not be built.  Accordingly, the Company recorded a provision for loss on real estate of $5,400,000 to reduce the carrying amount of phase two of the Towncenter to its estimated fair value of $1,200,000 at December 31, 2010.

Since the new plan for phase two of the Towncenter had not yet been determined, the Company employed various approaches to determine its fair value.  Phase two of the Towncenter is comprised of just over two acres of developable land at the center of the San Elijo Hills project.  The Company made its own estimate of the amount which could be realized from selling the land, based upon its general knowledge of the project, conversations it has had with potential buyers of other land in the project and comparisons to similar, but not identical, sales of other properties in the market.  The Company also obtained a broker estimate of the current value of the land if marketed for sale with its current entitlements in an “as is” condition.   In addition, the Company received indications of interest from builders who would purchase and develop phase two, some with a residential component.  The estimated fair values from these approaches ranged from $1,200,000 to $1,400,000 and the Company reduced the carrying amount of phase two of the Towncenter to the lower end of that range.  The fair value estimate is considered to be based on unobservable or Level 3 inputs (not based on quoted market prices or otherwise observable market data).  The ultimate amount to be realized from phase two of the Towncenter will depend greatly on a new development plan, the cost to implement that plan and the selling prices and/or rent rates actually received when the new plan is marketed.  If development costs are more than projected, or if the revenues derived from phase two are less than estimated, further reductions to the carrying amount could be required.

The Company did not record any provisions for impairment losses during the years ended December 31, 2012 and 2011.

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

Recognition of Fee Income – The Company may be contractually entitled to receive co-op marketing and advertising fees that are due when builders sell homes.  These fees are generally based upon a fixed percentage of the homes’ selling price and are recorded as revenue when the home is sold.

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

3.           INVESTMENTS

At December 31, 2012 and 2011, the Company’s investments consisted of fixed income securities issued by the U.S. Government, which were classified as available for sale.   All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31, 2012 and 2011 are as follows (in thousands):

					Fair Value Measurements
					Using
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Estimated Fair Value
2012
Bonds and notes:
U.S. Treasury securities	$36,400	$36,385	$5	$-	$36,390	$-	$36,390

2011
Bonds and notes:
U.S. Treasury securities	$43,300	$43,296	$1	$-	$43,297	$-	$43,297

Proceeds from sales of investments classified as available for sale were $2,600,000 and $14,200,000 during 2012 and 2010, respectively. There were no proceeds from sales of investments classified as available for sale during 2011.  Realized gross gains were not significant for 2012, 2011 and 2010.

The difference between the par value and amortized cost of an individual investment is accreted to interest income over the remaining life of the investment using the effective interest rate method.

4.           REAL ESTATE

A summary of real estate carrying values by project is as follows (in thousands):

	December 31,
	2012	2011

Held for development:
San Elijo Hills	$45,585	$36,771
Otay Ranch	36,018	34,240
Ashville Park	16,335	–
Fanita Ranch	14,054	13,261
Rampage	4,545	4,545
Subtotal	116,537	88,817
Held for investment – San Elijo Hills	3,708	3,809
Total	$120,245	$92,626

The San Elijo Hills, Otay Ranch, Ashville Park and Fanita Ranch projects are considered to be land under development while the Rampage property is not currently being developed.

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

In February 2012, the Company acquired Ashville Park, a 450 acre master planned community located in Virginia Beach, Virginia, for cash consideration of $17,350,000 including closing costs.  The Company acquired 451 entitled single family lots, of which 91 lots were finished lots that were available for sale and one lot was a visitor center.

In October 2012, the Company purchased 52 single family lots at the San Elijo Hills project that had been previously sold to a homebuilder in 2005 and 2006.  The lots were purchased for cash consideration of $14,850,000.  Included on six of the lots are finished model homes that will require some renovation prior to being sold.

5.           NONCONTROLLING INTEREST

Through its ownership of CDS, the Company owns 85% of the common stock of San Elijo Ranch, Inc. (“SERI”).  Pursuant to a stockholders’ agreement with the holders of the noncontrolling interests in SERI, the Company loans funds to SERI and charges a 12% annual rate.  Once this loan is fully repaid, the noncontrolling shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders.  As of December 31, 2012, approximately $8,650,000 has been recognized for the SERI noncontrolling interests.  Amounts recorded for the noncontrolling interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

In December 2012, the Company purchased an indirect 20% noncontrolling interest in SERI for $5,000,000, increasing its effective interest in SERI from 68% to 85%.  The amount paid was $4,450,000 less than the amount recorded for the noncontrolling interest; such amount was credited to additional paid in capital.  As part of the purchase, pending litigation commenced by the holder of the purchased noncontrolling interest against the Company was settled without any payment.

6.           STOCK INCENTIVE PLANS

Under the Company’s Amended and Restated 1999 Stock Incentive Plan (the “Plan”), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year.  Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held.  In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares.  The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant.  Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant.  Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant.  No stock appreciation rights have been granted.  As of December 31, 2012, 403,400 shares were available for grant under the Plan.

A summary of activity with respect to the Plan for 2012, 2011 and 2010 is as follows:

	Common Shares Subject to Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2010	30,000	$51.34
Granted	80,500	$24.70
Cancelled	(6,000)	$65.19
Balance at December 31, 2010	104,500	$30.02
Granted	6,000	$21.50
Cancelled	(6,000)	$65.50
Balance at December 31, 2011	104,500	$27.50
Granted	6,000	$22.35
Cancelled	(14,000)	$41.18
Balance at December 31, 2012	96,500	$25.19	3.1 years	$208,650

Exercisable at December 31, 2012	42,800	$26.52	2.7 years	$81,450

The Company recorded compensation cost related to stock incentive plans of $180,000, $220,000 and $190,000 for the years ended December 31, 2012, 2011 and 2010, respectively; such costs reduced net income by $110,000, $130,000 and $110,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, total unrecognized compensation cost related to nonvested share-based compensation plans was $500,000; this cost is expected to be recognized over a weighted-average period of 1.3 years.

The following summary presents the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31, 2012:

	2012	2011	2010

Risk free interest rate	0.56%	1.13%	2.71%
Expected volatility	46.90%	46.67%	41.10%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	4.3 years	4.3 years	5.9 years
Fair value per grant	$8.49	$8.30	$10.67

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

7.           SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, 2012 is comprised of the following (in thousands):

	2012	2011	2010

Developed lots at San Elijo Hills	$20,649	$26,697	$31,590
Developed lots at Ashville Park	7,544	–	–
Residential condominium units at San Elijo Hills	–	825	4,073
Otay Ranch	–	–	193
Total	$28,193	$27,522	$35,856

At the time the Company closes on sales of real estate, a portion of the revenue is initially deferred if the Company is required to make significant improvements to the property.  For the year ended December 31, 2012, the activity in the deferred revenue account is as follows (in thousands):

2012

Deferred revenue balance at January 1,	$-
Revenue deferred on the date of sale	886
Deferred revenue recognized in operations	–
Deferred revenue balance at December 31,	$886

As of December 31, 2012, the Company estimates that it will spend approximately $550,000 to complete the required improvements, including costs related to common areas.  The Company estimates these improvements will be substantially complete by the end of 2014.

8.           OTHER RESULTS OF OPERATIONS

Interest and other income for each of the three years in the period ended December 31, 2012 consists of the following (in thousands):

	2012	2011	2010

Interest income	$79	$196	$288
Gain on settlement of a contract dispute	15	162	–
Net securities gains	–	–	1
Other	13	24	28
Total	$107	$382	$317

Advertising costs included in general and administrative expenses were $650,000, $550,000 and $500,000 for 2012, 2011 and 2010, respectively.  Expenses related to rental income at the San Elijo Hills project were $300,000 in each of 2012, 2011 and 2010.

9.           INCOME TAXES

The benefit (provision) for income taxes for each of the three years in the period ended December 31, 2012 was as follows (in thousands):

	2012	2011	2010

State income taxes – current	$(642)	$(549)	$(420)
State income taxes – deferred	(389)	(301)	(18)
Federal income taxes – current	(1,337)	(1,363)	(1,307)
Federal income taxes – deferred	(1,712)	(2,155)	(1,069)
	$(4,080)	$(4,368)	$(2,814)

Current federal income taxes for all years principally relates to federal alternative minimum tax.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

	2012	2011	2010

Expected federal income tax provision	$(4,029)	$(3,663)	$(2,532)
State income taxes, net of federal income tax benefit	(670)	(621)	(431)
Decrease in deferred tax valuation allowance	742	–	–
Recognition of previously unrecognized tax benefits	–	160	225
Permanent differences	(61)	(73)	–
Other	(62)	(171)	(76)
Actual income tax provision	$(4,080)	$(4,368)	$(2,814)

The Company and its wholly-owned subsidiaries have NOLs available for federal income tax purposes.  The NOLs were generated during 1998 to 2008 and expire in 2018 to 2028 as follows (in thousands):

Year of Expiration	Loss Carryforwards

2013	$–
2014	–
2015	–
2016	–
2017	–
Thereafter	10,870
$10,870

At December 31, 2012 and 2011, the net deferred tax asset consisted of the following (in thousands):

	2012	2011

NOL carryforwards	$3,804	$6,160
Land basis	4,520	4,913
Minimum tax credit carryovers	33,760	32,414
Other, net	2,332	3,766
	44,416	47,253
Valuation allowance	(35,659)	(36,401)
	$8,757	$10,852

As discussed above, during 2012 the Company was able to conclude that it is more likely than not that it will be able to realize an additional portion of the Company’s net deferred tax asset; accordingly, approximately $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense.

The Company calculated the allowance based on the assumption that it would be able to generate future taxable income which would be sufficient to utilize all of its NOLs and $300,000 of its alternative minimum tax credit carryovers.  The calculation of the valuation allowance recognizes that the Company’s NOLs will not be available to offset alternative minimum taxable income, which is currently taxed at a federal tax rate of 20%.  When the Company pays alternative minimum tax, it generates an alternative minimum tax credit carryover, which generally can be used to reduce its future federal income tax once it has used all of its NOLs (or the NOLs expire) and becomes subject to the regular tax (as opposed to the alternative minimum tax).  At December 31, 2012, the Company had approximately $33,750,000 of alternative minimum tax credit carryovers which have no expiration date.  However, because the minimum tax credit carryovers do not offset alternative minimum tax, effectively they are only able to reduce the Company’s federal income tax rate to 20% in any given year, which means the Company would have to generate an additional $240,000,000 of taxable income above its current estimate to fully use all of the credits.  The Company has reserved for this benefit in its valuation allowance.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total

Balance, January 1, 2010	$255	$115	$370
Additional interest expense recognized	–	5	5
Reductions as a result of the lapse of the statute of limitations	(165)	(60)	(225)

Balance, December 31, 2010	90	60	150
Additional interest expense recognized	–	10	10
Reductions as a result of the lapse of the statute of limitations	(90)	(70)	(160)

Balance, December 31, 2011	–	–	–
Additional interest expense recognized	–	–	–
Reductions as a result of the lapse of the statute of limitations	–	–	–

Balance, December 31, 2012	$–	$–	$–

The Company recognized previously unrecognized tax benefits of $150,000 during 2011 (reducing income tax expense) due to the expiration of the statute of limitations for the 2006 California state income tax return.  The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at December 31, 2012.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2008 and with respect to California state income tax returns has expired for all years through 2007.

10.           EARNINGS PER SHARE

Basic earnings per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations.  The numerators and denominators used to calculate basic and diluted earnings per share for 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010

Numerator – net income attributable to HomeFed Corporation common shareholders	$6,022	$4,491	$3,529

Denominator for basic earnings per share – weighted average shares	7,880	7,880	7,880
Stock options	1	–	–
Denominator for diluted earnings per share – weighted average shares	7,881	7,880	7,880

For 2011 and 2010, there is no difference between basic and diluted per share amounts primarily because the exercise prices of stock options were greater than the average market price for the period.

11.           COMMITMENTS AND CONTINGENCIES

Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia.  Effective October 2002, as a result of the acquisition of CDS, sublease payments from Leucadia reflected in other income were $12,000 in each of 2012, 2011 and 2010.  Rental expense (net of sublease income) was $350,000 in 2012 and $300,000 in 2011 and 2010; the lease expires in October 2018.  Future minimum annual rentals (exclusive of real estate, maintenance and other charges) are approximately $250,000 per year for the remainder of the lease term.

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the “City”) prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, one of CDS’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2012, the amount of outstanding bonds was approximately $1,800,000, none of which has been drawn upon.

The Company is also required to obtain infrastructure improvement bonds for the benefit of the City of Virginia Beach in connection with the Ashville Park project.  As of December 31, 2012, the amount of outstanding bonds was approximately $1,600,000, none of which has been drawn upon.

During 2012, the Company was required to post a bond with the City of Chula Vista in the amount of $2,700,000 in connection with the environmental remediation work being performed by Otay Land Company as discussed above.  The estimated cost of the remediation has been fully accrued.

In 1999, the San Elijo Hills project purchased a $50,000,000 general liability and professional liability insurance policy issued by the Lumbermens Mutual Group (“Lumbermens”), formerly known as the Kemper Insurance Companies.  This policy was specific to the San Elijo Hills project and the policy term expired during 2012.  However, the general liability insurance coverage was on a claims occurrence basis, so if the Company had a loss that resulted from an event which occurred during the policy term, it has the right to make a claim under the general liability coverage even after the expiration of the policy term.  The Company has general and professional liability insurance for other matters with different insurance companies.

Lumbermens has ceased underwriting operations and has been placed into rehabilitation proceedings under the supervision of the Illinois Department of Insurance.  It is uncertain whether Lumbermens will have sufficient assets at such time, if ever, the Company makes a claim under the policy (the Company has not made any claims to date).  In May 2004, the Company purchased an excess policy with another insurance carrier that provides up to $10,000,000 of coverage for general liability claims relating to homes sold through August 1, 2007.  In July 2007, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims relating to homes sold at the San Elijo Hills project from July 29, 2007 through August 1, 2011.  During 2011, coverage under these policies was extended for homes sold through August 2012.  In 2012, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims relating to unsold lots as of August 1, 2012.  Coverage under this policy expires on July 31, 2013 unless both parties agree to extend the term.

The Company is subject to litigation which arises in the course of its business.  Except as otherwise disclosed herein, based on discussions with counsel, management is of the opinion that such litigation is not likely to have any significant adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

12.           ADMINISTRATIVE SERVICES AGREEMENT

Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to the Company, including providing the services of the Company’s Secretary.  Administrative fees paid to Leucadia were $180,000 in each of 2012, 2011 and 2010.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

13.           FAIR VALUE

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale.  For cash and cash equivalents and investments available for sale, the carrying amounts of such financial instruments approximate their fair values.

No assets or liabilities were measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011.

The Company does not invest in any derivatives or engage in any hedging activities.

14.           SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)

2012:
Sales of real estate	$3,350	$–	$3,971	$20,872
Farming revenues	$–	$–	$4,962	$1,460
Rental income	$124	$130	$130	$125
Co-op marketing and advertising fees	$114	$104	$75	$264
Cost of sales	$632	$–	$2,632	$10,395
Reduction in estimated liability for environmental remediation	$–	$–	$–	$1,500
Farming expenses	$864	$763	$991	$255
Income (loss) from operations	$95	$(2,473)	$3,412	$10,371
Net income (loss) attributable to HomeFed Corporation common shareholders	$(367)	$(1,423)	$2,028	$5,784
Basic earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.05)	$(0.18)	$0.26	$0.73
Diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.05)	$(0.18)	$0.26	$0.73

2011:
Sales of real estate	$7,000	$420	$2,333	$17,769
Farming revenues	$–	$–	$4,733	$1,246
Rental income	$109	$105	$133	$101
Co-op marketing and advertising fees	$32	$48	$48	$64
Cost of sales	$3,639	$380	$831	$8,089
Farming expenses	$855	$704	$935	$368
Income (loss) from operations	$229	$(2,385)	$3,613	$8,626
Net income (loss) attributable to HomeFed Corporation common shareholders	$(56)	$(1,286)	$1,879	$3,954
Basic earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.01)	$(0.16)	$0.24	$0.50
Diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.01)	$(0.16)	$0.24	$0.50