Form 10-Q
period 2013-03-31
HOMEFED CORP
filed 2013-04-26
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

                                                                        YES  _____                                                    NO                X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On April 25, 2013, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(Dollars in thousands, except par value)

	2013	2012
	(Unaudited)
ASSETS
Real estate	$115,770	$120,245
Cash and cash equivalents	22,160	22,987
Investments available for sale (amortized cost of $36,492 and $36,385)	36,495	36,390
Accounts receivable, deposits and other assets	1,467	1,030
Net deferred tax asset	8,793	8,757

TOTAL	$184,685	$189,409

LIABILITIES
Accounts payable and accrued liabilities	$3,853	$5,097
Liability for environmental remediation	2,452	4,607
Deferred revenue	1,935	886
Income taxes payable	–	1,644
Other liabilities	135	136

Total liabilities	8,375	12,370

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	381,029	380,982
Accumulated other comprehensive income	2	3
Accumulated deficit	(213,453)	(212,684)
Total HomeFed Corporation common shareholders’ equity	167,657	168,380
Noncontrolling interest	8,653	8,659
Total equity	176,310	177,039

TOTAL	$184,685	$189,409

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three month periods ended March 31, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	2013	2012

REVENUES
Sales of real estate	$8,271	$3,350
Rental income	121	124
Co-op marketing and advertising fees	236	114
	8,628	3,588
EXPENSES
Cost of sales	5,759	632
General and administrative expenses	3,253	1,952
Farming expenses	876	864
Administrative services fees to Leucadia National Corporation	45	45
	9,933	3,493

Income (loss) from operations	(1,305)	95

Interest and other income	33	26

Income (loss) before income taxes and noncontrolling interest	(1,272)	121
Income tax benefit (provision)	497	(63)

Net income (loss)	(775)	58
Net income (loss) attributable to noncontrolling interest	(6)	425

Net loss attributable to HomeFed Corporation common shareholders	$(769)	$(367)

Basic loss per common share attributable to HomeFed Corporation common shareholders	$(0.10)	$(0.05)

Diluted loss per common share attributable to HomeFed Corporation common shareholders	$(0.10)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the three month periods ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

Net income (loss)	$(775)	$58
Other comprehensive income (loss):

Net unrealized holding gains (losses) on investments
arising during the period, net of taxes $(1) and $0	(1)	(1)

Net change in unrealized holding gains (losses) on
investments, net of taxes of $(1) and $0	(1)	(1)

Other comprehensive income (loss), net of income taxes	(1)	(1)

Comprehensive income (loss)	(776)	57

Comprehensive (income) loss attributable to the noncontrolling
interest	6	(425)

Comprehensive loss attributable to HomeFed Corporation
common shareholders	$(770)	$(368)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the three month periods ended March 31, 2013 and 2012
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total

Balance, January 1, 2012	$79	$376,332	$1	$(218,706)	$157,706	$16,723	$174,429

Net loss				(367)	(367)	425	58
Other comprehensive loss, net of taxes			(1)		(1)		(1)
Share-based compensation expense		32			32		32

Balance, March 31, 2012	$79	$376,364	$–	$(219,073)	$157,370	$17,148	$174,518

Balance, January 1, 2013	$79	$380,982	$3	$(212,684)	$168,380	$8,659	$177,039

Net loss				(769)	(769)	(6)	(775)
Other comprehensive loss, net of taxes			(1)		(1)		(1)
Share-based compensation expense		47			47		47

Balance, March 31, 2013	$79	$381,029	$2	$(213,453)	$167,657	$8,653	$176,310

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(775)	$58
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision for deferred income taxes	(35)	68
Share-based compensation expense	47	32
Depreciation and amortization of property, equipment and leasehold
improvements	63	62
Accretion of discount on investments available for sale	(12)	(4)
Changes in operating assets and liabilities:
Real estate	4,450	(1,155)
Accounts receivable, deposits and other assets	74	(93)
Deferred revenue	1,049	–
Accounts payable and accrued liabilities	(1,244)	(636)
Non-refundable option payments	–	(350)
Liability for environmental remediation	(2,155)	(202)
Income taxes receivable/payable	(2,193)	(2,005)
Other liabilities	(1)	2
Net cash used for operating activities	(732)	(4,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	–	(17,345)
Purchases of investments (other than short-term)	(10,095)	(20,895)
Proceeds from maturities of investments available for sale	10,000	20,900
Net cash used for investing activities	(95)	(17,340)

Net decrease in cash and cash equivalents	(827)	(21,563)

Cash and cash equivalents, beginning of period	22,987	40,820

Cash and cash equivalents, end of period	$22,160	$19,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,732	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.     Significant Accounting Policies

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report filed on Form 10-K for such year (the “2012 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2012 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

In January 2013, the Company adopted new Financial Accounting Standards Board ("FASB") Accounting Standards guidance with respect to the reporting of reclassifications out of accumulated other comprehensive income.  The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  Adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In January 2013, the Company adopted new FASB guidance that required new disclosures regarding balance sheet offsetting and related arrangements.  For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet.  The guidance is to be applied retrospectively.  This guidance does not amend the existing guidance on when it is appropriate to offset; this guidance did not have any affect the Company’s consolidated financial statements.

In January 2013, the Company adopted new FASB guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The guidance did not revise the requirement to test indefinite-lived intangible assets annually for impairment, or more frequently if deemed appropriate.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In January 2013, the Company adopted new FASB guidance that outlines amendments to the two-step goodwill impairment test permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.

2.	Income Taxes

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at March 31, 2013.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2008 and with respect to California state income tax returns has expired for all years through 2007.

3.	Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted loss per share for the three month periods ended March 31, 2013 and 2012 are as follows (in thousands):

	For the three months
	ended March 31,
	2013	2012
Numerator – net loss attributable to HomeFed Corporation common shareholders	$(769)	$(367)

Denominator for basic and diluted loss per share– weighted average shares	7,880	7,880

For the 2013 and 2012 periods, there is no difference between basic and diluted per share amounts because all stock options were antidilutive.

4.	Related Party Transactions

Pursuant to an administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 for each of the three month periods ended March 31, 2013 and 2012.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended March 31, 2013 and 2012.

5.	Interest and Other Income

Interest and other income includes interest income of $20,000 and $30,000 for the three month periods ended March 31, 2013 and 2012, respectively.

6.	Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

					Fair Value Measurements Using
					Quoted Prices in Active Markets	Significant Other
	Par	Amortized	Gross Unrealized	Gross Unrealized	for Identical Assets	Observable Inputs	Total Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

March 31, 2013
U.S. Treasury securities	$36,500	$36,492	$3	$-	$36,495	$-	$36,495

December 31, 2012
U.S. Treasury securities	$36,400	$36,385	$5	$-	$36,390	$-	$36,390

As of March 31, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

7.	Real Estate Activity

During the three month period ended March 31, 2013, the Company sold 2 lots from Village A at the Ashville Park project for net cash consideration of $300,000 and 90 lots from Village B at the Ashville Park project for net cash consideration of $9,000,000.  Since the Company is obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

From April 1, 2013 through April 25, 2013, the Company closed on the sales of 3 lots from Village A at the Ashville Park project for aggregate sales proceeds of $500,000, net of closing costs.  The Company estimates that it will recognize a total pre-tax gain on these sales of approximately $200,000, which will be recognized over time under the percentage of completion method of accounting.

As of April 25, 2013, the Company has entered into an agreement to sell an aggregate of 3 lots from Village A at the Ashville Park project to a homebuilder for aggregate cash proceeds of $500,000, for which it received a non-refundable option deposit of $50,000 in April 2013.  The option payment is non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchaser at closing.  Although this agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

8.	Environmental Remediation

As more fully discussed in the 2012 10-K, during the fourth quarter of 2012 the Company commenced remediation activities for 30 acres of land owned by a subsidiary of Otay Land Company.  Remediation activities were completed in February 2013 and the Company expects final approval from the appropriate regulatory authorities in the second quarter of 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2012 10-K.

Liquidity and Capital Resources

For the three month periods ended March 31, 2013 and 2012, net cash was used for operating activities, principally for environmental remediation expenditures, general and administrative expenses, farming expenses at the Rampage property and estimated federal and state tax payments and, in 2012, real estate expenditures.  The Company’s principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income primarily from the San Elijo Hills Towncenter, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries. As of March 31, 2013, the Company had aggregate cash, cash equivalents and investments of $58,650,000 to meet its current liquidity needs and for future investment opportunities.

As of March 31, 2013, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	264
Multi-family units	11
Square footage of commercial space	37,800

As more fully discussed in the 2012 10-K, residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, including California and the greater San Diego region, which have negatively affected sales and profits at the San Elijo Hills project.  The slowdown in residential sales was exacerbated by the turmoil in the mortgage lending and credit markets, resulting in stricter lending standards and reduced liquidity for prospective home buyers, which continues for buyers of higher priced homes today.  Sales of new homes and re-sales of existing homes have declined substantially from the early years of the project’s development.

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

During the three month period ended March 31, 2013, the Company sold 2 lots from Village A at the Ashville Park project for net cash consideration of $300,000 and 90 lots from Village B at the Ashville Park project for net cash consideration of $9,000,000.  As of March 31, 2013, the remaining land at the Ashville Park project to be developed and sold consisted of 305 single family residential lots.

From April 1, 2013 through April 25, 2013, the Company closed on the sales of 3 lots from Village A at the Ashville Park project for aggregate sales proceeds of $500,000, net of closing costs.  The Company estimates that it will recognize a total pre-tax gain on these sales of approximately $200,000, which will be recognized over time under the percentage of completion method of accounting.

As of April 25, 2013, the Company has entered into an agreement to sell an aggregate of 3 lots from Village A at the Ashville Park project to a homebuilder for aggregate cash proceeds of $500,000, for which it received a non-refundable option deposit of $50,000 in April 2013.  The option payment is non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchaser at closing.  Although this agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

When the Company is obligated to complete certain improvements to sold lots at the San Elijo Hills and Ashville Park projects, a portion of the revenue from the sales is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of March 31, 2013, $1,950,000 of revenue has been deferred pending completion of the required improvements.  The Company estimates that it will spend approximately $1,300,000 to complete the required improvements, including costs related to common areas.

As more fully discussed in the 2012 10-K, existing project entitlements for the Fanita Ranch property were successfully challenged under the California Environmental Quality Act related to alleged defects in the Environmental Impact Report (“EIR”).  As a result, during the second quarter of 2013, the City of Santee has decertified the project’s EIR and rescinded the project’s discretionary approvals pending City compliance with the court order.  The Company continues to evaluate its options, which could include addressing the defects in the existing entitlements or submitting an entirely new plan for the project.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

There were no real estate sales at the San Elijo Hills project during the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company closed on sales of real estate and recognized revenues as follows:

Single family units	18
Sales price	$3,350,000

As discussed in the 2012 10-K, a portion of the revenue from sales of real estate in prior years was deferred, and has been recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three month period ended March 31, 2013, revenues include amounts that were previously deferred of $200,000.  These amounts were recognized upon the completion of certain required improvements. Revenues did not include any previously deferred amounts for the three month periods ended March 31, 2012 since the Company had completed all the required improvements on the sold properties.

During the three month periods ended March 31, 2013 and 2012, cost of sales of real estate aggregated $40,000 and $650,000, respectively.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three months ended March 31, 2013 and 2012.  As discussed in the 2012 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Ashville Park Project:

During the three month period ended March 31, 2013, the Company closed on sales of real estate and recognized revenues as follows:

Single family units	92
Sales price, net of closing costs	$9,300,000
Revenues recognized on closing date	$8,100,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property.

During the three month period ended March 31, 2013, cost of sales of real estate aggregated $5,700,000.  Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees with respect to its San Elijo Hills and Ashville Park projects of $250,000 and $100,000 for the three month periods ended March 31, 2013 and 2012, respectively.  The Company records these fees when the San Elijo Hills and Ashville Park project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

General and administrative expenses increased for the three month period ended March 31, 2013, as compared to the three month period ended March 31, 2012, primarily due to legal fees and salaries expenses.  Legal expenses increased by $1,200,000, principally due to legal fees incurred in 2013 related to litigation commenced by subsidiaries of the Company.  As more fully discussed in the 2012 10-K, Otay Land Company and Flat Rock are seeking damages from other parties in connection with the environmental remediation discussed above.  The trial is scheduled for May 2013.  The increase of $150,000 in salaries expense principally reflects higher estimated general bonus expense and the addition of two employees at the Ashville Park project.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the Southern California region where our business is currently concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes in the United States generally and California in particular that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; and our ability to generate sufficient taxable income to fully realize our deferred tax asset.  For additional information see Part I, Item 1A. Risk Factors in the 2012 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2012 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: April 26, 2013	By:	/s/ Erin N. Ruhe
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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.