Form 10-Q
period 2013-06-30
HOMEFED CORP
filed 2013-07-29
CIK 833795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On July 29, 2013, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(Dollars in thousands, except par value)

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Real estate	$116,108	$120,245
Cash and cash equivalents	19,608	22,987
Investments available for sale (amortized cost of $36,490 and $36,385)	36,493	36,390
Accounts receivable, deposits and other assets	2,180	1,030
Net deferred tax asset	9,049	8,757

TOTAL	$183,438	$189,409

LIABILITIES
Accounts payable and accrued liabilities	$2,693	$5,097
Non-refundable option payments	1,692	-
Liability for environmental remediation	1,676	4,607
Deferred revenue	2,032	886
Income taxes payable	-	1,644
Other liabilities	134	136

Total liabilities	8,227	12,370

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 7,879,500 shares outstanding after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	381,077	380,982
Accumulated other comprehensive income	2	3
Accumulated deficit	(214,584)	(212,684)
Total HomeFed Corporation common shareholders' equity	166,574	168,380
Noncontrolling interest	8,637	8,659
Total equity	175,211	177,039

TOTAL	$183,438	$189,409

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the three and six month periods ended June 30, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

REVENUES
Sales of real estate	$953	$-	$9,224	$3,350
Rental income	133	130	254	254
Co-op marketing and advertising fees	280	104	516	218
	1,366	234	9,994	3,822

EXPENSES
Cost of sales	561	-	6,320	632
Reduction in estimated liability for environmental
remediation	(662)	-	(662)	-
General and administrative expenses	2,870	1,899	6,123	3,851
Farming expenses	897	763	1,773	1,627
Administrative services fees to Leucadia National
Corporation	45	45	90	90
	3,711	2,707	13,644	6,200

Loss from operations	(2,345)	(2,473)	(3,650)	(2,378)

Interest and other income	448	26	481	52

Loss before income taxes and noncontrolling interest	(1,897)	(2,447)	(3,169)	(2,326)
Income tax benefit	750	975	1,247	912

Net loss	(1,147)	(1,472)	(1,922)	(1,414)
Net income (loss) attributable to the noncontrolling interest	(16)	(49)	(22)	376

Net loss attributable to HomeFed Corporation
common shareholders	$(1,131)	$(1,423)	$(1,900)	$(1,790)

Basic and diluted loss per common share attributable to
HomeFed Corporation common shareholders	$(0.14)	$(0.18)	$(0.24)	$(0.23)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2013	2012	2013	2012

Net loss	$(1,147)	$(1,472)	$(1,922)	$(1,414)
Other comprehensive income (loss):
Net unrealized holding gains on investments arising during the period, net of taxes of $0, $1, $(1) and $1	-	1	(1)	-

Net change in unrealized holding gains on investments, net of taxes of $0, $1, $(1), and $1	-	1	(1)	-

Other comprehensive income (loss), net of income taxes	-	1	(1)	-

Comprehensive loss	(1,147)	(1,471)	(1,923)	(1,414)

Comprehensive income (loss) attributable to the noncontrolling interest	16	49	22	(376)

Comprehensive loss attributable to HomeFed Corporation common shareholders	$(1,131)	$(1,422)	$(1,901)	$(1,790)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the six month periods ended June 30, 2013 and 2012
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2012	$79	$376,332	$1	$(218,706)	$157,706	$16,723	$174,429

Net income (loss)				(1,790)	(1,790)	376	(1,414)
Other comprehensive
income, net of taxes			-		-		-
Share-based compensation
expense		82			82		82

Balance, June 30, 2012	$79	$376,414	$1	$(220,496)	$155,998	$17,099	$173,097

Balance, January 1, 2013	$79	$380,982	$3	$(212,684)	$168,380	$8,659	$177,039

Net loss				(1,900)	(1,900)	(22)	(1,922)
Other comprehensive
loss, net of taxes			(1)		(1)		(1)
Share-based compensation
expense		95			95		95

Balance, June 30, 2013	$79	$381,077	$2	$(214,584)	$166,574	$8,637	$175,211

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,922)	$(1,414)
Adjustments to reconcile net loss to net cash used for
operating activities:
Reduction in estimated liability for environmental remediation	(662)	-
Provision for deferred income taxes	(291)	(388)
Share-based compensation expense	95	82
Depreciation and amortization of property, equipment and leasehold
improvements	126	124
Accretion of discount on investments available for sale	(21)	(14)
Changes in operating assets and liabilities:
Real estate	4,086	(1,893)
Accounts receivable, deposits and other assets	(182)	26
Non-refundable option payments	1,692	(350)
Deferred revenue	1,146	-
Accounts payable and accrued liabilities	(2,404)	(289)
Liability for environmental remediation	(2,269)	(421)
Income taxes receivable/payable	(2,687)	(2,524)
Other liabilities	(2)	14
Net cash used for operating activities	(3,295)	(7,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	-	(17,345)
Purchases of investments (other than short-term)	(36,484)	(47,478)
Proceeds from maturities of investments available for sale	36,400	53,500
Net cash used for investing activities	(84)	(11,323)

Net decrease in cash and cash equivalents	(3,379)	(18,370)

Cash and cash equivalents, beginning of period	22,987	40,820

Cash and cash equivalents, end of period	$19,608	$22,450

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,732	$2,000

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

1.   Accounting Developments

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

In January 2013, the Company adopted new FASB guidance that required new disclosures regarding balance sheet offsetting and related arrangements.  For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet.  The guidance is to be applied retrospectively.  This guidance does not amend the existing guidance on when it is appropriate to offset; this guidance did not have any impact the Company’s consolidated financial statements.

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

2.   Income Taxes

The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at June 30, 2013.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2008 and with respect to California state income tax returns has expired for all years through 2007.

3.   Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted loss per share for the three and six month periods ended June 30, 2013 and 2012 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2013	2012	2013	2012
Numerator – net loss attributable to
HomeFed Corporation common shareholders	$(1,131)	$(1,423)	$(1,900)	$(1,790)

Denominator for basic and diluted loss per share– weighted average shares	7,880	7,880	7,880	7,880

For the 2013 and 2012 periods, there is no difference between basic and diluted per share amounts because all stock options were antidilutive.

4.   Related Party Transactions

Pursuant to an administrative services agreement, Leucadia National Corporation (“Leucadia”) provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 and $90,000 for each of the three and six month periods ended June 30,  2013 and 2012, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended June 30, 2013 and 2012, and $6,000 for each of the six month periods ended June 30, 2013 and 2012.

5.   Interest and Other Income

During the three and six month periods ended June 2013, Otay Land Company and Flat Rock were awarded $400,000, which was recognized as other income, regarding the lawsuit against one of the parties related to the contamination of the property.

Interest and other income includes interest income of $15,000 for each of the three month periods ended June 30, 2013 and 2012, and $35,000 and $45,000 for the six month periods ended June 30, 2013 and 2012, respectively.

6.   Financial Instruments

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

Fair Value Measurements Using
					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Identical Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

June 30, 2013
U.S. Treasury securities	$36,500	$36,490	$3	$-	$36,493	$-	$36,493

December 31, 2012
U.S. Treasury securities	$36,400	$36,385	$5	$-	$36,390	$-	$36,390

As of June 30, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.

The Company does not invest in any derivatives or engage in any hedging activities.

7.   Real Estate Activity

During the three and six month periods ended June 30, 2013, the Company sold 6 and 8 lots, respectively, from Village A at the Ashville Park project for net cash consideration of $1,050,000 and $1,350,000, respectively.  During the six month period ended June 30, 2013, the Company sold 90 lots from Village B at the Ashville Park project for net cash consideration of $9,000,000.  Since the Company is obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

As of July 29, 2013, the Company has entered into agreements to sell an aggregate of 126 single family residential lots at the San Elijo Hills project to homebuilders for aggregate cash proceeds of $48,500,000, for which it has received non-refundable option deposits of $3,250,000 ($1,700,000 as of June 30, 2013), and to sell 6 lots from Village A at the Ashville Park project to a  homebuilder  for aggregate cash proceeds of $1,100,000, for which it received a non-refundable option deposit of $25,000 in July 2013.  If the San Marcos school district decides it needs to purchase land for another school, then the sale to one of the homebuilders at the San Elijo Hills project will be reduced by 16 single family lots and $6,400,000.  The option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

8.   Environmental Remediation

As more fully discussed in the 2012 10-K, during the fourth quarter of 2012 the Company commenced remediation activities for 30 acres of land owned by a subsidiary of Otay Land Company.  Remediation activities were completed in February 2013.  The Company received final approval from the County of San Diego Department of Environmental Health in June 2013; as a result, the Company reduced its liability for environmental remediation by $650,000.

9.   Stock Options

On July 11, 2013, options to purchase an aggregate of 6,000 shares of common stock were granted to the members of the Board of Directors under the Company’s 1999 Stock Incentive Plan at an exercise price of $32.30 per share.

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

Liquidity and Capital Resources

For the six month periods ended June 30, 2013 and 2012, net cash was used for operating activities, principally for environmental remediation expenditures, general and administrative expenses, farming expenses at the Rampage property, estimated federal and state tax payments and real estate expenditures.  The Company’s principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income primarily from the San Elijo Hills Towncenter, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries.  As of June 30, 2013, the Company had aggregate cash, cash equivalents and investments of $56,100,000 to meet its current liquidity needs and for future investment opportunities.

As of June 30, 2013, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	264
Multi-family units	11
Square footage of commercial space	37,800

As more fully discussed in the 2012 10-K, during the last few years residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits at the San Elijo Hills project.

The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  Although recent homebuilder interest and sales activity in the project are encouraging, it is too soon to determine if the Company will be able to sell its remaining inventory at prices it finds acceptable.  The Company believes that by exercising patience and waiting for market conditions to improve it can maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

During the three and six month periods ended June 30, 2013, the Company sold 6 and 8 lots, respectively, from Village A at the Ashville Park project for net cash consideration of $1,050,000 and $1,350,000, respectively.  During the six month period ended June 30, 2013, the Company sold 90 lots from Village B at the Ashville Park project for net cash consideration of $9,000,000.  When the Company is obligated to complete certain improvements to sold lots at the San Elijo Hills and Ashville Park projects, a portion of the revenue from the sales is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of June 30, 2013, $2,050,000 of revenue has been deferred pending completion of the required improvements.  The Company estimates that it will spend approximately $1,350,000 to complete the required improvements, including costs related to common areas.

As of July 29, 2013, the Company has entered into agreements to sell an aggregate of 126 single family residential lots at the San Elijo Hills project to homebuilders for aggregate cash proceeds of $48,500,000, for which it has received non-refundable option deposits of $3,250,000 ($1,700,000 as of June 30, 2013), and to sell 6 lots from Village A at the Ashville Park project to a  homebuilder  for aggregate cash proceeds of $1,100,000, for which it received a non-refundable option deposit of $25,000 in July 2013.  If the San Marcos school district decides it needs to purchase land for another school, then the sale to one of the homebuilders at the San Elijo Hills project will be reduced by 16 single family lots and $6,400,000.  The option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

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

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

There were no real estate sales at the San Elijo Hills project during the three and six months ended June 30, 2013 and during the three months ended June 30, 2012. During the six months ended June 30, 2012, the Company closed on sales of real estate and recognized revenues as follows:

Single family units	18
Sales price	$ 3,350,000

As discussed in the 2012 10-K, a portion of the revenue from sales of real estate in prior years was deferred, and has been recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the six month period ended June 30, 2013, revenues include amounts that were previously deferred of $200,000.  These amounts were recognized upon the completion of certain required improvements. There was no work completed on sold lots during the three month period ended June 30, 2013.  Revenues did not include any previously deferred amounts for the three and six month periods ended June 30, 2012 since the Company had completed all the required improvements on the sold properties.

During the six month periods ended June 30, 2013 and 2012, cost of sales of real estate aggregated $40,000, and $650,000, respectively.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three and six months ended June 30, 2013 and 2012.  As discussed in the 2012 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Ashville Park Project:

During the three and six month periods ended June 30, 2013, the Company closed on sales of real estate and recognized revenues as follows:

	For the three months	For the six months
	ended June 30, 2013	ended June 30, 2013

Single family units	6	98
Sales price, net of closing costs	$1,050,000	$10,350,000
Revenues recognized on closing date	$950,000	$9,050,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property.

During the three and six month periods ended June 30, 2013, cost of sales of real estate aggregated $600,000 and $6,300,000, respectively.  Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees with respect to its San Elijo Hills and Ashville Park projects of $300,000 and $100,000 for the three month periods ended June 30, 2013 and 2012, respectively, and $500,000 and $200,000 for the six month period ended June 30, 2013 and 2012, respectively.   The Company records these fees when the San Elijo Hills and Ashville Park project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

General and administrative expenses increased for the three and six month periods ended June 30, 2013, as compared to the same periods ended June 30, 2012, primarily due to legal fees and salaries expenses.  Legal expenses increased by $600,000 and $1,800,000 during the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012.  Legal fees increased for the lawsuit seeking compensation from parties who Otay Land Company and Flat Rock believe are responsible for the environmental contamination of the property.    The increase in salaries of $150,000 and $300,000 during the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012 principally reflects higher estimated general bonus expense and the addition of two employees at the Ashville Park project.

Interest and other income increased for the three and six month periods ended June 30, 2013, as compared to the same periods ended June 30, 2012.  During the three and six month periods ended June 2013, Otay Land Company and Flat Rock were awarded $400,000 regarding the lawsuit against one of the parties related to the contamination of the property.

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

Item 4.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.Exhibits.

31.1       Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101         Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: July 29, 2013	By:	/s/ Erin N. Ruhe
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

31.1       Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101         Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.