Form 10-K
period 2013-12-31
HOMEFED CORP
filed 2014-02-18
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based on the average bid and asked prices of the Registrant’s Common Stock as published by the OTC Bulletin Board Service as of June 30, 2013, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $131,276,500 on that date.

As of February 6, 2014, there were 7,879,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction (G) to Form 10-K no later than April 30, 2014.

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

For any master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities, adequate water supply, as well as open space, in compliance with regulations regarding reduction in emissions of greenhouse gasses.  Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as “entitlements,” must be obtained before development and construction may commence.  These often involve a number of different governmental jurisdictions and agencies, challenges through litigation, considerable risk and expense, and substantial delays.  Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have full “vested rights” to develop a project, and as a result, allocation of acreage between developable and non-developable land may change.  In addition, as a precondition to receipt of building-related permits, master-planned communities are typically required to pay impact and capacity fees, or to otherwise satisfy mitigation requirements.

Current Development Projects

San Elijo Hills

In 2002, the Company purchased from Leucadia National Corporation (“Leucadia”)  all of the issued and outstanding shares of capital stock of CDS Holding Corporation (“CDS”), which through its subsidiaries is the owner of the San Elijo Hills project (title is owned in fee simple).  The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, will be a community of approximately 3,500 homes and apartments, as well as a commercial and residential Towncenter.  Since August 1998, the Company has been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager.  The development management agreement provides that the Company receive fees for the field overhead, management and marketing services it provides (“development management fees”), based on the revenues of the project.

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

Current Market Developments: Throughout much of the period that the Company has been developing the San Elijo Hills project, the Company’s sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  The slowdown in residential sales was exacerbated by the turmoil in the mortgage lending and credit markets, which resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes declined substantially from the early years of the project’s development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 376 in 2013 as compared to 860 in 2004.  As of December 31, 2013, the San Elijo Hills project has sold 2,204 of its 2,382 single family lots and 1,071 of its 1,081 multi-family units.  The single family lots sold do not include 52 previously sold lots that were repurchased in 2012 and are currently available for sale.

Interest from homebuilders concerning the San Elijo Hills project’s remaining single family lots and multi-family units has increased since late 2009, and the Company has been able to sell some single family lots and multi-family units at acceptable prices.  Although recent homebuilder interest and sales activity in the project are encouraging, it is uncertain if the Company will be able to sell its remaining inventory at prices it finds acceptable.  The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the project and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

Sales Activity:  The table below summarizes sales activity at the San Elijo Hills project during the last three years.  Since the Company is obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2013, $1,200,000 of revenue has been deferred pending completion of the required improvements.

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Number of residential units sold (1)	87	72	93
Aggregate sales proceeds from sales of residential
units, net of closing costs	$33,200	$20,900	$25,600
Aggregate proceeds from the sales of
non-residential sites, net of closing costs (2)	$5,800	$-	$1,950
Development management fees earned (3)	$2,250	$1,200	$1,550

(1)Units are comprised of single family lots, multi-family units and residential condominium units.

(2)Reflects the sales of a school site in 2013, and a daycare center and bank site in 2011.

(3)Development management fees are intercompany payments, which are eliminated in consolidation and therefore not reflected in the Company’s consolidated statements of operations, but which are a source of liquidity for the parent company.

As of December 31, 2013, the remaining land at the San Elijo Hills project to be sold or leased consists of the following (including real estate under contract for sale):

Single family lots	178
Multi-family units	10
Square footage of commercial space	37,800

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  The plan for phase two of the Towncenter has not yet been developed.

Ashville Park

In February 2012, the Company acquired Ashville Park, a 450 acre master planned community located in Virginia Beach, Virginia, for cash consideration of $17,350,000 including closing costs.  The Company acquired 451 entitled single family lots, of which 91 lots were finished lots that were available for sale and one lot was a visitor center.  The project is being developed in phases, with the first phase (Village A) including the acquired finished lots and the second phase (Village B) a 164 lot development.  The timing of the development and sale of the remaining 280 lots (as of February 6, 2014) and the visitor center is uncertain.

During 2013, the Company sold 90 lots from Village B for aggregate cash consideration of $9,000,000.  During 2013 and 2012, the Company sold 22 and 54 lots from Village A for aggregate cash consideration of $3,900,000 and $8,200,000 (including one lot with a completed home), respectively.  Since the Company is obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2013, $1,500,000 of revenue has been deferred pending completion of the required improvements.

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

The Company continues to evaluate how to maximize the value of this investment while processing further entitlements on portions of its property.  The Company has been working with the City of Chula Vista and other developers on a GDP amendment for the overall Otay Ranch area.  In April 2008, the City of Chula Vista approved an agreement whereby the Company dedicated 50 acres of development land in the Otay Ranch project and 160 acres of open space land in the unincorporated area of San Diego County and committed to pay an endowment of $2,000,000 (of which $1,000,000 has been paid) to fund costs associated with establishing a higher education facility on the property.  Subject to numerous public hearings and the discretionary action of the City Council, the City committed to allocate a maximum of 6,050 residential units and 1.8 million square feet of commercial development space to the Company’s project, and agreed to process its development applications by August 2011.  The Company's development applications have not as yet been fully approved.  However, in December 2013, the entitlements for the Otay Ranch Village 8 were approved by the Chula Vista City Council, which includes approvals for the future development of up to 1,429 multi-family and 621 single family units.  This flexible development plan also provides for up to 300,000 square feet of retail and office use.  The Company continues to work with the City to obtain the remaining approvals while retaining its rights to seek a refund of the endowment funds and return of the land should the full project approvals ultimately not be received.

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

The Company continues to evaluate its plans for the Rampage property.  During 2011, the Company engaged a real estate brokerage firm to sell the Rampage property but the Company did not receive any offers it found acceptable.  While a sale of the property in the future is possible, the Company continues to conduct farming activities while it explores possible development as a master-planned community.  For the years ended December 31, 2013, 2012 and 2011, farming revenues from the Rampage property were $4,900,000, $6,400,000 and $6,000,000, respectively, and farming expenses were $2,850,000 for each of the years ended December 31, 2013, 2012 and 2011.

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

During 2013, the existing project entitlements for the Fanita Ranch property were successfully challenged under the California Environmental Quality Act (“CEQA”) related to alleged defects in the EIR.  As a result, the City of Santee has decertified the project’s EIR and rescinded the project’s discretionary approvals pending City compliance with the court order.  The Company continues to evaluate its options, which could include addressing the defects in the existing entitlements or submitting an entirely new plan for the project.

If the Company is successful in obtaining a new EIR, the timing of which is uncertain, there are no assurances that real estate market conditions, or costs of construction, will allow the project to be profitably developed as currently planned.  The Company acquired the property with the intention of completing the necessary entitlements to develop the property as a master-planned community, although there can be no assurance that the Company will be successful in these efforts.  If successful, obtaining all the entitlements is expected to take years.

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

The Company periodically examines, and when appropriate, adjusts its liability for environmental remediation to reflect its current best estimate.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  During 2012, the Company revised its estimate of future remediation costs, including on-going monitoring expenses, which resulted in a reduction in the previously accrued estimate of $1,500,000.   Such amount was reflected on the consolidated statement of operations as a reduction to expenses.

During the fourth quarter of 2012, upon receipt of required approvals, the Company commenced remediation activities, which were completed in February 2013.  The Company received final approval from the County of San Diego Department of Environmental Health in June 2013; as a result, the Company reduced its liability for environmental remediation by $650,000.

Otay Land Company and Flat Rock have commenced a lawsuit in California Superior Court seeking compensation from the parties who Otay Land Company and Flat Rock believe are responsible for the contamination of the property.  The trial in this matter is expected to conclude in 2014.  The Company can give no assurances that this lawsuit will be successful, or that it will be able to recover any of the costs incurred in investigating and/or remediating the contamination.

Employees

At December 31, 2013, the Company and its consolidated subsidiaries had 16 full-time employees.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified.  When used in this Report, the words “will, ” “could,” “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

We may not be able to insure certain risks economically.  We may experience economic harm if any damage to our properties is not covered by insurance or that our insurance is insufficient or unavailable.  We cannot be certain that we will be able to insure all risks that we desire to insure economically or that all of our insurers will be financially viable if we make a claim.

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

Significant influence over our affairs may be exercised by our principal stockholders.  As of February 6, 2014, the significant stockholders of our Company are Leucadia (approximately 31.4% beneficial ownership), our Chairman, Joseph S. Steinberg (approximately 9.4% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) and one of our directors, Ian M. Cumming (approximately 7.7% beneficial ownership, including ownership by certain family members, but excluding Mr. Cumming's charitable foundation).  Mr. Steinberg is also Chairman, a director and a significant stockholder of Leucadia.  As a result of the merger between a subsidiary of Leucadia and Jefferies Group LLC (formerly, Jefferies Group, Inc.), Mr. Cumming is no longer a principal executive officer or a director of Leucadia, and Richard B. Handler and Brian P. Friedman have become Leucadia’s Chief Executive Officer and President, respectively.  Accordingly, changes in Leucadia’s management could affect its influence over matters requiring approval by our stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions.

Our common stock is subject to transfer restrictions.  We and certain of our subsidiaries have certain tax attributes, the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of the tax attributes, our certificate of incorporation contains provisions that generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of 5% or more of our common stock and the ability of persons or entities now owning 5% or more of our common stock from acquiring additional common stock.  The restriction will remain until the earliest of (a) December 31, 2028, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which these tax attributes may no longer be carried forward.  The restriction may be waived by our board of directors.  Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisors and/or us to determine whether their ownership of our common stock approaches the proscribed level.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

At December 31, 2013, the Company is the developer of four real estate properties, San Elijo Hills, Ashville Park, the Otay Land Company project and Fanita Ranch, and owns the Rampage property, all of which are described under Item 1. Business.  Real estate had an aggregate book value of approximately $107,050,000 at December 31, 2013.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 10.  Directors, Executive Officers and Corporate Governance.

As of February 6, 2014, the directors and executive officers of the Company, their ages, the positions with the Company held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at anytime during the past five years, and the experience, qualifications, attributes and skills that the Board of Directors considered in selecting each of them to serve as a director of the Company.

Patrick D. Bienvenue, age 59.  Mr. Bienvenue has served as a director since August 1998 and since August 2011 has been the Executive Vice President of The St. Joe Company, a publicly traded company engaged in real estate development, sales and other activities.  From January 1996 until April 2011, Mr. Bienvenue served in a variety of executive capacities with real estate related subsidiaries of Leucadia and was responsible for the entitlement, development and management of these entities and their properties.  Mr. Bienvenue has senior managerial and development experience in the real estate sector.

Paul J. Borden, age 65.  Mr. Borden has served as a director and our President since May 1998.  Mr. Borden was a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia’s real estate investments.  Prior to working for Leucadia he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

Timothy M. Considine, age 73.  Mr. Considine has served as a director since January 1992, serving as Chairman of the Board from 1992 to December 1999, and is employed on a part-time basis by Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002. Mr. Considine has accounting and managerial experience.  Mr. Considine also has experience serving on the boards of private entities.

Mr. Cumming, 73, has served as a director since May 1999.  Mr. Cumming also serves as Chairman of the Board of Crimson Wine Group, Ltd., Leucadia’s former winery operations, which were spun off to Leucadia shareholders in February 2013.  He previously served as Chairman of the Board of Leucadia from June 1978 until July  2013.  Mr. Cumming also previously served as a director of Jefferies Group, Inc. (now known as Jefferies Group LLC) (“Jefferies”), Fortescue Metals Group Ltd. (“Fortescue”), AmeriCredit Corp., Mueller Industries, Inc. (“Mueller”) and Skywest, Inc.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his almost 35 years as Chairman and Chief Executive Officer of Leucadia.  He also has experience serving on the boards of directors and committees of both public and private entities.

Michael A. Lobatz, age 64.  Dr. Lobatz has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981.  Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Mr. Steinberg, 70, has served as a director since August 1998 and as Chairman of the Board since December 1999.  Mr. Steinberg is Chairman of the Board of Directors of Leucadia, and from January 1979 until March 1, 2013 served as President of Leucadia.  Mr. Steinberg is also a director of Jefferies, now a wholly-owned subsidiary of Leucadia.  Mr. Steinberg also serves on the board of directors of Crimson Wine Group, Ltd.  Mr. Steinberg had previously served as a director of Mueller and Fortescue.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

John K. Aden, Jr., age 56.  Mr. Aden has served as Vice President of the Company since May 2012 and has been employed by the Company as Senior Project Development Manager since May 2012.  Prior to joining the Company, Mr. Aden was an Executive Vice President from 1998 to April 2012 and Vice President from 1994 to 1997 for The Otay Ranch Company and JPB Development and Vice President of Community Development from 1989 to 1994 for The Eastlake Company, real estate development companies in San Diego, California.  Mr. Aden is a licensed architect.

Christian E. Foulger, age 39.  Mr. Foulger has served as Vice President of the Company since April 2011 and has been employed by the Company as a Special Projects Manager since November 2005.  Prior to joining the Company, Mr. Foulger was a Financial Analyst from 1998 to 2000 and Vice President from 2001 to October 2005 for Cottonwood Partners Management, a real estate development and management company in Salt Lake City, Utah.

Erin N. Ruhe, age 48.  Ms. Ruhe has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by the Company as Controller since January 1999.  Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

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

	High	Low

2012
First Quarter	$ 23.00	$ 18.26
Second Quarter	28.50	22.00
Third Quarter	27.50	22.00
Fourth Quarter	28.00	22.00

2013
First Quarter	$ 32.00	$ 25.50
Second Quarter	33.00	30.00
Third Quarter	38.50	31.25
Fourth Quarter	38.00	32.00

2014
First quarter (through February 6, 2014)	$ 42.98	$ 36.00

The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions.  On February 6, 2014, the closing bid price for the Company’s common stock was $36.25 per share.  As of that date, there were 449 stockholders of record.  No dividends were paid during 2013 or 2012.

The Company does not have a regular dividend policy and whether or not to pay dividends is subject to the discretion of our Board of Directors.

The Company does not currently meet certain requirements for listing on a national securities exchange or inclusion on the Nasdaq Stock Market.

The Company and certain of its subsidiaries have tax attributes, and the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of its tax attributes, the Company's certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common stock and the ability of persons or entities now owning five percent or more of the common stock from acquiring additional common stock.  The restrictions will remain in effect until the earliest of (a) December 31, 2028, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of a taxable year of the Company to which certain tax benefits may no longer be carried forward.

The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock; 104,591 common shares remain available for, among other things, use in connection with the Company’s stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding-500 Index for the period commencing December 31, 2008 to December 31, 2013.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2008 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec08	Dec09	Dec10	Dec11	Dec12	Dec13
HomeFed Corporation	100	148.48	132.12	117.58	160.61	221.82
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P 500 Homebuilding Index	100	118.32	125.52	125.55	256.62	280.74

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
Revenues	$ 56,632	$ 35,681	$ 34,141	$ 40,367	$ 16,933
Expenses	38,319	24,276	24,058	33,450	14,569
Net income (a) (b)	12,704	7,432	6,097	4,420	2,794
Net income attributable to HomeFed
Corporation common shareholders (a) (b)	11,268	6,022	4,491	3,529	2,807
Basic earnings per share (a) (b)	$ 1.43	$ 0.76	$ 0.57	$ 0.45	$ 0.36
Diluted earnings per share (a) (b)	$ 1.43	$ 0.76	$ 0.57	$ 0.45	$ 0.36

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$ 57,306	$ 22,987	$ 40,820	$ 43,788	$ 9,127
Investments	31,896	36,390	43,297	38,287	57,038
Real estate	107,072	120,245	92,626	87,909	104,273
Total assets	204,402	189,409	188,753	184,510	185,704
Notes payable	–	–	–	–	7,834
HomeFed Corporation shareholders’ equity	179,835	168,380	157,706	152,995	149,313
Shares outstanding	7,880	7,880	7,880	7,880	7,880
Book value per share (c)	$ 22.82	$ 21.37	$ 20.01	$ 19.42	$ 18.95

(a)	For the years ended December 31, 2013 and 2012, the Company decreased its deferred tax valuation allowance by recording a decrease to its income tax provision of $1,350,000 and $750,000, respectively.
(b)	For the year ended December 31, 2010, the Company recorded provisions for impairment losses on real estate of $5,400,000.
(c)	Excludes noncontrolling interest.

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

Liquidity and Capital Resources

Net cash of $30,300,000, $12,400,000 and $13,000,000 was provided by operating activities during 2013, 2012 and 2011, respectively, principally from the proceeds from the sale of real estate at the San Elijo Hills project and sales of bulk grapes and, in 2013 and 2012, from the proceeds from the sale of real estate at the Ashville Park project.  Information about the remaining real estate to be sold at the San Elijo Hills and Ashville Park projects is provided below.  Because of the nature of its real estate projects, the Company does not expect operating cash flows will be consistent from year to year.

HomeFed’s principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income primarily from the San Elijo Hills Towncenter, fee income from the San Elijo Hills project, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries.  As of December 31, 2013, the Company had consolidated cash and cash equivalents and marketable securities aggregating $89,200,000, substantially all of which was held by the parent company and available to be used without restriction.

The Company expects that its cash and cash equivalents and marketable securities classified as available for sale, together with the other sources described above, will be sufficient for both its short and long term liquidity needs.  Residential sales at the San Elijo Hills and Ashville Park projects are expected to be a source of funds to the Company in the future; however, except as otherwise disclosed the amount and timing is uncertain.  The Company is not relying on receipt of funds from Otay Land Company or the Fanita Ranch project for the foreseeable future, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty.  However, these projects are not expected to require material funds in the short term, and long term needs will not be determined until a development plan is established.  Property development expenditures at the Rampage project, if any, are not expected to be significant for the next few years.  In the interim, the Company has been conducting farming activities at the vineyard and has been generating positive cash flows from selling grapes since 2010.  Except as disclosed herein, the Company is not committed to acquire any new real estate projects, but it believes it has sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

Throughout much of the period that the Company has been developing the San Elijo Hills project, the Company’s sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  The slowdown in residential sales was exacerbated by the turmoil in the mortgage lending and credit markets, which resulted in stricter lending standards and reduced liquidity for prospective home buyers.  Sales of new homes and re-sales of existing homes declined substantially from the early years of the project’s development; based on information obtained from homebuilders and other public sources, the Company estimates that total home sales (both new and re-sales) at the San Elijo Hills project were approximately 376 in 2013 as compared to 860 in 2004.

Interest from homebuilders concerning the San Elijo project’s remaining single family lots and multi-family units has increased since late 2009, and the Company has been able to sell some single family lots and multi-family units at acceptable prices.  Although recent homebuilder interest and sales activity in the project are encouraging, it is uncertain if the Company will be able to sell its remaining inventory at prices it finds acceptable.   The Company has substantially completed development of all of its remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

During 2013, the Company closed on the sale of 86 single family residential lots at the San Elijo Hills project for aggregate cash proceeds of $32,500,000, a school site for aggregate cash proceeds of $5,800,000 and one multi-family unit for aggregate cash proceeds of $700,000.  As of February 6, 2014, the Company has entered into an agreement to sell an aggregate of 23 single family residential lots at the San Elijo Hills project to a homebuilder for aggregate cash proceeds of $9,200,000, for which it has received a non-refundable option deposit of $900,000 as of December 31, 2013.

As of December 31, 2013, the remaining land at the San Elijo Hills project to be sold or leased consists of the following (including real estate under contract for sale):

Single family lots	178
Multi-family units	10
Square footage of commercial space	37,800

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  The Company has completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  The plan for phase two of the Towncenter has not yet been developed.

During 2013, the Company sold 90 lots from Village B for aggregate cash consideration of $9,000,000, and 22 lots from Village A for aggregate cash consideration of $3,900,000.  The Company has entered into agreements to sell the remaining 15 lots from Village A at the Ashville Park project to homebuilders for aggregate cash proceeds of $2,500,000, for which it received non-refundable option deposits of $100,000.  Sales of 5 lots closed during the first quarter of 2014 for aggregate cash consideration of $800,000. The option payments are non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should the Company fulfill its obligations under the agreements within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

Since the Company is obligated to complete certain improvements to the San Elijo Hills and Ashville Park lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2013, $2,750,000  of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within the control of the Company.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock, representing approximately 6% of the Company’s outstanding stock.  Repurchased shares are available for, among other things, use in connection with the Company’s stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.  The Company has purchased 395,409 shares to date, principally in 2008.

As indicated in the table below, at December 31, 2013, the Company’s contractual cash obligations consisted solely of its operating lease, which net of sublease income totaled $1,135,000.

Payments Due by Period (in thousands)
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating lease, net of sublease income	$ 1,135	$ 221	$ 463	$ 451	$ -

As of December 31, 2013, the Company had $35,350,000 of alternative minimum tax credit carryovers to reduce its future federal income tax liabilities.  As a result, the Company expects to pay federal income tax at a rate of 20% during future periods.  For more information, see Note 9 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of the Company’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2013, the outstanding amount of these bonds was approximately

$2,600,000, none of which has been drawn upon.

The Company is also required to obtain infrastructure improvement bonds for the benefit of the City of Virginia Beach in connection with the Ashville Park project.  As of December 31, 2013, the outstanding amount of these bonds was approximately $1,800,000, none of which has been drawn upon.

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

Prior to 2010, the percentage of completion method of accounting was applied for sold properties; however, during the fourth quarter of 2009, the Company completed all the required improvements for sold properties and all of the remaining deferred revenue was recognized in income.  During 2011 and 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales.  Accordingly, the Company recognized total sales

proceeds, net of closing costs, in revenues and all costs in cost of sales on the closing date.   Commencing in 2012, revenue is again being deferred until the Company completes required improvements to properties sold.

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

During 2013, the Company generated profits from lot sales at the San Elijo Hills and Ashville Park projects that were greater than projected as of December 31, 2012.  Also, as discussed above, the Company has entered into agreements to sell additional lots at both projects which are expected to close during 2014.  The Company considered its recent results and pending lot sale agreements to be positive evidence to be considered when estimating its future taxable income.  As a result, the Company was able to conclude that it is more likely than not that it will be able to realize an additional portion of the Company’s net deferred tax asset; accordingly, approximately $1,350,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2013.

During 2012 the Company acquired the Ashville Park project, profitably sold finished lots during 2012 and entered into an agreement to sell additional lots in 2013, some of which closed during the first quarter of 2013.  The Company believed that these sales represented positive evidence to be considered when estimating future taxable income that may be generated at the Ashville Park project.  The Company also lowered its estimated liability for environmental remediation costs during 2012 (discussed below), and updated its consolidated projection of future taxable income for this activity and for recent developments at its other projects.  As a result, the Company was able to conclude that it is more likely than not that it will be able to realize an additional portion of the Company’s net deferred tax asset; accordingly, approximately $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2012.

The valuation allowance reserves for a substantial portion of the Company’s alternative minimum tax credit carryovers.   At December 31, 2013, the Company had approximately $35,350,000 of alternative minimum tax credit carryovers which have no expiration date.  Minimum tax credit carryovers do not offset alternative minimum tax; however, they are able to reduce the Company’s federal income tax rate to 20% in any given year.  In order to fully utilize its alternative minimum tax credit carryovers, the Company would have to generate an additional $215,000,000 of taxable income above its current estimate to fully utilize all of the credits.  The Company has reserved for this benefit in its valuation allowance.

The projection of future taxable income is based upon numerous assumptions about the future, including future market conditions where the Company’s projects are located, regulatory requirements, estimates of future real estate revenues and development costs,  future interest expense, operating and overhead costs and other factors.  To the extent the Company’s actual taxable income in the future exceeds its estimate, the Company will recognize additional tax benefits and reduce its valuation allowance; conversely, if the actual taxable income is less than the amounts projected, an addition to the valuation allowance would be recorded that would increase tax expense in the future.  Adjustments to the valuation allowance in the future should be expected.

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

The Company has periodically examined, and when appropriate, adjusted its liability for environmental remediation to reflect its current best estimate.  A change to the current estimate could result from, among other things, that the cost to implement the remediation is different than the Company’s current estimate, that the cost of future on-going monitoring efforts is different than the Company’s current estimate, and/or requirements imposed by regulatory authorities that the Company did not anticipate but is nevertheless required to implement.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  During 2012, the Company’s revised its estimate of future remediation costs, including on-going monitoring expenses, which resulted in a reduction in the previously accrued estimate of $1,500,000.   Such amount was reflected on the consolidated statement of operations as a reduction to expenses.

During the fourth quarter of 2012, upon receipt of required approvals, the Company commenced remediation activities, which were completed in February 2013.  The Company received final approval from the County of San Diego Department of Environmental Health in June 2013; as a result, the Company reduced its liability for environmental remediation by $650,000.

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

The Company did not record any provisions for impairment losses during the years ended December 31, 2013, 2012 and 2011.

Statement of Operations

The Company currently has four real estate development projects, San Elijo Hills, Ashville Park, the Otay Ranch project and Fanita Ranch.  The San Elijo Hills project is a master-planned community that, when completed, will contain approximately 2,382 single family lots, 805 multi-family units, 276 very low income apartment units, three school sites and commercial space which will be sold or leased.  As of February 6, 2014, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of 178 single family lots, 10 multi-family units and 37,800 square feet of commercial space.  The Company has substantially completed the development of its remaining single family residential lots and has completed development of the first phase of the Towncenter; design options for phase two of the Towncenter are currently being evaluated.  As discussed above, the timing of the sales of the remaining lot inventory at the San Elijo Hills project is uncertain.  The Company believes that by exercising patience and waiting for market conditions to improve it can best maximize shareholder value with its remaining residential lot inventory.  However, on an ongoing basis the Company evaluates the local real estate market and economic conditions in general, and updates its expectations of future market conditions as it continues to assess the best time to market its remaining residential lot inventory for sale.

The Company acquired the Ashville Park project during 2012, which upon completion is expected to have 451 single family homes.  As of February 6, 2014, the remaining land at the Ashville Park project to be sold consists of 280 single family lots.  Except as discussed above, the timing of the sales of the remaining lots is uncertain.

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

Real Estate Sales Activity

San Elijo Hills Project:

For the three years ended December 31, 2013, the Company has closed on sales of real estate as follows:

	2013	2012	2011
	(Dollars in thousands)

Single family units	86	72	91
Multi-family units	-	-	-
Residential condominium units	1	-	2
Commercial lot sales – planned square feet	-	-	11,200
Purchase price, net of closing costs:
Single family units	$32,500	$20,900	$24,750
Multi-family units	$-	$-	$-
Residential condominium units	$700	$-	$850

Commercial lot sales	$5,800	$-	$1,950

Revenues recognized on the closing date were $37,850,000, $20,650,000 and $27,500,000 for 2013, 2012 and 2011, respectively.  As discussed above, a portion of the revenue from sales in prior years was deferred, and has been recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $200,000 for 2013.  During 2011, the full purchase price reflected in the table above, net of closing costs, was recognized as revenues on the closing date as all required improvements to the property had been completed.

During 2013, 2012 and 2011, cost of sales of real estate aggregated $15,200,000, $8,750,000 and $12,950,000, respectively.  During 2013 and 2012, cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.  During 2011, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales and recognized in full as cost of sales the cost of properties sold on the closing date.

Ashville Park:

During 2013, the Company sold 90 lots from Village B for net cash consideration of $9,000,000.  During 2013 and 2012, the Company sold 22 and 54 lots from Village A for net cash consideration of $3,900,000 and $8,200,000, respectively.  Cost of sales of real estate aggregated $8,000,000 and $4,900,000 for 2013 and 2012, respectively.   Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Otay Ranch Project:

There were no sales of real estate at the Otay Ranch project during 2013, 2012 and 2011.

Rampage Property:

There were no sales of real estate at the Rampage property during 2013, 2012 and 2011.

Farming revenues at the Rampage property aggregated $4,900,000, $6,400,000 and $6,000,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The reduction in farming revenues during 2013 as compared to 2012 principally results from a reduction in grape yields due to unfavorable weather conditions.  The increase in farming revenues in 2012 as compared to 2011 was due to larger harvest yields and higher market prices for grapes.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fee revenue of approximately $1,150,000, $550,000 and $200,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company records these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

General and administrative expenses increased during 2013 as compared to 2012, primarily due to legal fees, salaries expenses and costs related to the investigation and evaluation of acquisition opportunities.  Legal expenses increased by $2,100,000, principally due to Otay Land Company and Flat Rock Land Company’s lawsuit related to the environmental contamination of the property.  The increase in salaries expenses of $700,000 principally reflects higher general bonus expense and the addition of two employees at the Ashville Park project.

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

Interest and other income increased by $800,000 during 2013 as compared to 2012.  During 2013, Otay Land Company and Flat Rock were awarded an additional $750,000 relating to the lawsuit against multiple parties for environmental contamination of the property.  Interest and other income also reflect a decline in interest income of $20,000 in 2013 as compared to 2012, due to lower interest rates.  The change in interest and other income during 2012 as compared to 2011 reflects a decline in interest income due to lower interest rates and fewer invested assets.  Other income in 2011 includes $150,000 of income relating to proceeds received from the settlement of a contract dispute.

The Company’s effective income tax rate is higher than the federal statutory rate due to state income taxes.  In addition, as discussed above, during 2013 and 2012 the Company was able to conclude that it is more likely than not that it will be able to realize an additional portion of the Company’s net deferred tax asset.  As a result, $1,350,000 and $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2013 and 2012, respectively.

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

At December 31, 2013, the Company had investments of approximately $31,900,000 in securities issued by the U.S. Government.  The Company’s investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in equity.  The U.S. Government securities in the portfolio are rated “AA+” and “Aaa” by Standard & Poor’s and Moody’s, respectively.  All of these fixed income securities mature in 2014; the estimated weighted average remaining life of these fixed income securities was approximately 0.3 years at December 31, 2013.  At December 31, 2012, the Company’s investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.3 years and a weighted average interest rate of .14%.  The Company’s fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities
U.S. Treasury Securities	$ 31,896	$-	$-	$-	$-	$-	$ 31,896	$ 31,896
Weighted Average Interest Rate	0.07%	-	-	-	-	-

Item  8.   Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item  9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2013.  Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information to be included under the caption “Election of Directors”, “Information Concerning the Board of Directors and Board Committees”, “Executive Compensation – Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” in the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2013 annual meeting of shareholders of the Company (the “Proxy Statement”) is incorporated herein by reference.  In addition, reference is made to Item 10 in Part I of this Report.

Code of Practice.  We have a code of Business Practices, which is applicable to all directors, officers and employees, and includes a Code of Practice applicable to our principal executive officer and senior financial officers.  Both of the

Code of Business Practice and Code of Practice are available on our website.  We intend to post amendments to or waivers from our Code of Practice on our website as required by applicable law.

Item 11.    Executive Compensation.

The information to be included under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information regarding the Company’s equity compensation plans as of December 31, 2013.  All outstanding awards relate to the Company’s Common Stock.

Number of securities
remaining available
for future issuance
	Number of Securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	94,500	$24.69	405,400

Equity compensation
plans not approved
by security holders	-	-	-

Total	94,500	$24.69	405,400

The information to be included under the caption “Information on Stock Ownership- Present Beneficial Ownership of Common Stock” in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information to be included under the captions “Director Independence” and “Certain Relationships and Related Person Transactions” under the heading “Information concerning the Board of Directors and Board Committees” in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information to be included under the caption “Independent Accounting Firm Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)Financial Statements.

(a)(2)Financial Statement Schedules.

Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)See item 15(b) below for a complete list of Exhibits to this Report including Executive Compensation Plans and Arrangements.

(b)Exhibits.

We will furnish any exhibit upon request made to our Corporate Secretary, 1903 Wright Place, Suite 220, Carlsbad, CA 92008.  We charge $.50 per page to cover expenses of copying and mailing.

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-10153, unless otherwise indicated.

3.1Restated Certificate of Incorporation, as restated July 3, 1995 of the Company (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1995).

3.2By-laws of the Company as amended through December 14, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).

3.3Amendment to Amended and Restated Bylaws of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (the “Third Quarter 2002 10-Q”)).

3.4Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.4 to the Third Quarter 2002 10-Q.

3.5Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”)).

3.6Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s 2003 10-K).

3.7Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 2, 2010 (incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.1Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8‑K dated August 14, 1998).

10.2Administrative Services Agreement, dated as of March 1, 2000, between Leucadia Financial Corporation (“LFC”), the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2000).

10.3Amendment No. 1 dated as of November 1, 2000 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

10.4Amendment No. 2 dated as of February 28, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.22 to the Company’s 2000 10-K).

10.5Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

10.6Registration Rights Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated October 22, 2002).

10.7Form of Grant Letter for the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).+

10.8Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (the “2002 10-K/A”)).

10.9Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.35 of the 2002 10-K/A).

10.10Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998 (incorporated by reference to Exhibit 10.36 of the 2002 10-K/A).

10.11Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002 (incorporated by reference to Exhibit 10.37 of the 2002 10-K/A).

10.12Agreement and Guaranty, dated as of October 1, 2002, between Leucadia National Corporation and CDS Holding Corporation (incorporated by reference to Exhibit 10.38 of the 2002 10-K/A).

10.13Obligation Agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc. (incorporated by reference to Exhibit 10.39 of the 2002 10-K/A).

10.14Tax Allocation Agreement between the Company and its subsidiaries dated as of November 1, 2002 (incorporated by reference to Exhibit 10.21 to the Company’s 2003 10-K).

10.15Amendment No. 1 to the First Amended and Restated Development Agreement and Owner Participation Agreement between the City of San Marcos, the San Marcos Redevelopment Agency and the San Elijo Hills Development Company, LLC dated as of  February 11, 2004 (incorporated by reference to Exhibit 10.22 to the Company’s 2003 10-K).

10.16Amendment No. 6 dated as of December 31, 2003 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.23 to the Company’s 2003 10-K).

10.17Amendment No. 7 dated as of December 31, 2004 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.18Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated June 18, 2009).  +

10.19Named Executive Officer Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2014).

21Subsidiaries of the Company.

23Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statement on Form S-8 (File No. 333-97079).

31.1Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101Financial statements from the Annual Report on Form 10-K of HomeFed Corporation for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*Furnished herewith pursuant to Item 601(b)(32) of Regulation S-K.

+Management Employment Contract or Compensatory Plan/Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEFED CORPORATION

February 18, 2014	By /s/	Erin N. Ruhe
Erin N. Ruhe, Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date		Signature	Title

February 18, 2014	By /s/	Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

February 18, 2014	By /s/	Paul J. Borden	President and Director
		Paul J. Borden	(Principal Executive Officer)

February 18, 2014	By /s/	Erin N. Ruhe	Vice President, Treasurer and Controller
		Erin N. Ruhe	(Principal Financial and Accounting Officer)

February 18, 2014	By /s/	Patrick D. Bienvenue	Director
Patrick D. Bienvenue

February 18, 2014	By /s/	Timothy M. Considine	Director
Timothy M. Considine

February 18, 2014	By /s/	Ian M. Cumming	Director
Ian M. Cumming

February 18, 2014	By /s/	Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HomeFed Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries (the “Company”) at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

February 18, 2014

Los Angeles, California

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and December 31, 2012
(Dollars in thousands, except par value)
	December 31,	December 31,
	2013	2012

ASSETS
Real estate	$107,072	$120,245
Cash and cash equivalents	57,306	22,987
Investments available for sale (amortized cost of $31,894 and $36,385)	31,896	36,390
Accounts receivable, deposits and other assets	1,715	1,030
Net deferred tax asset	6,413	8,757

TOTAL	$204,402	$189,409

LIABILITIES
Accounts payable and accrued liabilities	$5,822	$5,097
Non-refundable option payments	1,015	-
Liability for environmental remediation	1,543	4,607
Deferred revenue	2,739	886
Income taxes payable	3,125	1,644
Other liabilities	228	136

Total liabilities	14,472	12,370

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 7,879,500 shares outstanding after deducting 395,409 shares held in treasury	79	79
Additional paid-in capital	381,171	380,982
Accumulated other comprehensive income	1	3
Accumulated deficit	(201,416)	(212,684)
Total HomeFed Corporation common shareholders' equity	179,835	168,380
Noncontrolling interest	10,095	8,659
Total equity	189,930	177,039

TOTAL	$204,402	$189,409

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except per share amounts)

	2013	2012	2011

REVENUES
Sales of real estate	$50,097	$28,193	$27,522
Farming revenues	4,882	6,422	5,979
Rental income	511	509	448
Co-op marketing and advertising fees	1,142	557	192
	56,632	35,681	34,141

EXPENSES
Cost of sales	23,198	13,659	12,939
Reduction in estimated liability for environmental
remediation	(662)	(1,500)	-
General and administrative expenses	12,744	9,064	8,077
Farming expenses	2,859	2,873	2,862
Administrative services fees to Leucadia National
Corporation	180	180	180
	38,319	24,276	24,058

Income from operations	18,313	11,405	10,083

Interest and other income	889	107	382

Income before income taxes and noncontrolling
interest	19,202	11,512	10,465
Income tax provision	(6,498)	(4,080)	(4,368)

Net income	12,704	7,432	6,097
Net income attributable to the noncontrolling
interest	1,436	1,410	1,606

Net income attributable to HomeFed Corporation
common shareholders	$11,268	$6,022	$4,491

Basic and diluted earnings per common share
attributable to HomeFed Corporation common
shareholders	$1.43	$0.76	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Net income	$12,704	$7,432	$6,097
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of taxes of $(1), $2 and $(2)	(2)	2	(2)

Net change in unrealized holding gains (losses) on investments, net of taxes of $(1), $2 and $(2)	(2)	2	(2)

Other comprehensive income (loss), net of income taxes	(2)	2	(2)

Comprehensive income	12,702	7,434	6,095

Comprehensive (income) loss attributable to the noncontrolling interest	(1,436)	(1,410)	(1,606)

Comprehensive income attributable to HomeFed Corporation common shareholders	$11,266	$6,024	$4,489

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except par value)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2011	$79	$376,110	$3	$(223,197)	$152,995	$15,117	$168,112

Net income				4,491	4,491	1,606	6,097
Other comprehensive
loss, net of taxes			(2)		(2)		(2)
Share-based compensation
expense		222			222		222

Balance, Dec. 31, 2011	$79	$376,332	$1	$(218,706)	$157,706	$16,723	$174,429

Net income				6,022	6,022	1,410	7,432
Acquisition of
noncontrolling interest		4,474			4,474	(9,474)	(5,000)
Other comprehensive
income, net of taxes			2		2		2
Share-based compensation
expense		176			176		176

Balance, Dec. 31, 2012	$79	$380,982	$3	$(212,684)	$168,380	$8,659	$177,039

Net income				11,268	11,268	1,436	12,704
Other comprehensive
loss, net of taxes			(2)		(2)		(2)
Share-based compensation
expense		189			189		189

Balance, Dec. 31, 2013	$79	$381,171	$1	$(201,416)	$179,835	$10,095	$189,930

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
(In thousands)
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,704	$7,432	$6,097
Adjustments to reconcile net income to net cash provided
by operating activities:
Reduction in estimated liability for environmental remediation	(662)	(1,500)	-
Provision for deferred income taxes	2,345	2,093	2,457
Share-based compensation expense	189	176	222
Depreciation and amortization of property, equipment and leasehold
improvements	239	249	244
Accretion of discount on investments available for sale	(35)	(40)	(45)
Changes in operating assets and liabilities:
Real estate	13,579	4,458	6,182
Accounts receivable, deposits and other assets	(823)	(20)	(389)
Deferred revenue	1,853	886	-
Accounts payable and accrued liabilities	725	1,977	(820)
Non-refundable option payments	1,015	(350)	(300)
Liability for environmental remediation	(2,402)	(2,865)	(680)
Income taxes receivable/payable	1,481	(83)	132
Other liabilities	92	(19)	(99)
Net cash provided by operating activities	30,300	12,394	13,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate	(507)	(32,178)	(11,000)
Purchases of investments (other than short-term)	(68,374)	(90,549)	(92,569)
Proceeds from maturities of investments available for sale	72,900	94,900	87,600
Proceeds from sales of investments	-	2,600	-
Net cash provided by (used for) investing activities	4,019	(25,227)	(15,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of noncontrolling interest	-	(5,000)	-

Net increase (decrease) in cash and cash equivalents	34,319	(17,833)	(2,968)

Cash and cash equivalents, beginning of period	22,987	40,820	43,788

Cash and cash equivalents, end of period	$57,306	$22,987	$40,820

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,672	$2,070	$2,200

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

Prior to 2010, the percentage of completion method of accounting was applied for sold properties at the San Elijo Hills project; however, during the fourth quarter of 2009, the Company completed all the required improvements for sold properties at the San Elijo Hills project and all of the remaining deferred revenue was recognized in income.  During 2011 and 2010, since all required improvements to sold properties had been completed as of the closing date, the Company applied the full accrual method for those sales.  Accordingly, the Company recognized total sales proceeds, net of closing costs, in revenues and all costs in cost of sales on the closing date.  Commencing in 2012, revenue is again being deferred until the Company completes required improvements to properties sold.

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

During 2013, the Company generated profits from lot sales at the San Elijo Hills and Ashville Park projects that were greater than projected as of December 31, 2012.  Also, the Company has entered into agreements to sell additional lots at both projects which are expected to close during 2014.  The Company considered its recent results and pending lot sale agreements to be positive evidence to be considered when estimating its future taxable income.  As a result, the Company was able to conclude that it is more likely than not that it will be able to realize an additional portion of the Company’s net deferred tax asset; accordingly, approximately $1,350,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2013.

During 2012 the Company acquired the Ashville Park project, profitably sold finished lots during 2012 and entered into an agreement to sell additional lots in 2013, some of which closed during the first quarter of 2013.  The Company believed that these sales represented positive evidence to be considered when estimating future taxable income that may be generated at the Ashville Park project.  The Company also lowered its estimated liability for environmental remediation costs during 2012, and updated its consolidated projection of future taxable income for this activity and for recent developments at its other projects.  As a result, the Company was able to conclude that it is more likely than not that it will be able to realize an additional portion of the Company’s net deferred tax asset; accordingly, approximately $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2012.

The projection of future taxable income is based upon numerous assumptions about the future, including future market conditions where the Company’s projects are located, regulatory requirements, estimates of future real estate revenues and development costs, future interest expense, operating and overhead costs and other factors.  To the extent the Company’s actual taxable income in the future exceeds its estimate, the Company will recognize additional tax benefits and reduce its valuation allowance; conversely, if the actual taxable income is less than the amounts projected, an addition to the valuation allowance would be recorded that would increase tax expense in the future.  Adjustments to the valuation allowance in the future should be expected.

The Company records interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.  Based on the Company’s evaluation of its tax filings at December 31, 2013, the Company did not record any amounts for uncertain tax positions. If any of the Company’s tax filing positions are successfully challenged, payments could be required that might be material.

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

The Company has periodically examined, and when appropriate, adjusted its liability for environmental remediation to reflect its current best estimate.  A change to the current estimate could result from, among other things, that the cost to implement the remediation is different than the Company’s current estimate, that the cost of future on-going monitoring efforts is different than the Company’s current estimate, and/or requirements imposed by regulatory authorities that the Company did not anticipate but is nevertheless required to implement.  During 2004, the Company increased its estimate of remediation costs by approximately $1,300,000, primarily due to increases in site investigation and remediation costs, and during 2003 by approximately $250,000, primarily for consulting costs.  During 2012, the Company’s revised its estimate of future remediation costs, including on-going monitoring expenses, which resulted in a reduction in the previously accrued estimate of $1,500,000.  Such amount was reflected on the consolidated statement of operations as a reduction to expenses.

During the fourth quarter of 2012, upon receipt of required approvals, the Company commenced remediation activities, which were completed in February 2013.  The Company received final approval from the County of San Diego Department of Environmental Health in June 2013; as a result, the Company reduced its liability for environmental remediation by $650,000.

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

The Company did not record any provisions for impairment losses during the years ended December 31, 2013, 2012 and 2011.

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

Cash and Cash Equivalents – Cash equivalents are money market accounts and short‑term, highly liquid investments that have maturities of less than three months at the time of acquisition.

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

Revenue and Profit Sharing Arrangements –  Certain of the Company’s lot purchase agreements with homebuilders include provisions that entitle the Company to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved.  The actual amount which could be received by the Company is generally based on a formula and other specified criteria contained in the lot purchase agreements, and are generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement.  The Company’s policy is to accrue revenue earned pursuant to these agreements when amounts are fully earned and payable pursuant to the lot purchase agreements, which is classified as sales of real estate.  Any amounts received from homebuilders prior to then are deferred.

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

3.            INVESTMENTS

At December 31, 2013 and 2012, the Company’s investments consisted of fixed income securities issued by the U.S. Government, which were classified as available for sale.   All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31, 2013 and 2012 are as follows (in thousands):

Fair Value Measurements Using
					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Identical Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

December 31, 2013
U.S. Treasury securities	$31,900	$31,894	$2	$-	$31,896	$-	$31,896

December 31, 2012
U.S. Treasury securities	$36,400	$36,385	$5	$-	$36,390	$-	$36,390

There were no proceeds from sales of investments classified as available for sale during 2013 and 2011.  Proceeds from sales of investments classified as available for sale were $2,600,000 during 2012.  Realized gross gains were not significant for 2013, 2012 and 2011.

The difference between the par value and amortized cost of an individual investment is accreted to interest income over the remaining life of the investment using the effective interest rate method.

4.            REAL ESTATE

A summary of real estate carrying values by project is as follows (in thousands):

	December 31,
	2013	2012
Held for development:
San Elijo Hills	$35,915	$45,585
Otay Ranch	38,848	36,018
Ashville Park	9,469	16,335
Fanita Ranch	14,688	14,054
Rampage	4,545	4,545
Subtotal	103,465	116,537
Held for investment-- San Elijo Hills	3,607	3,708
Total	$107,072	$120,245

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

5.             NONCONTROLLING INTEREST

Through its ownership of CDS, the Company owns 85% of the common stock of San Elijo Ranch, Inc. (“SERI”).  Pursuant to a stockholders’ agreement with the holders of the noncontrolling interests in SERI, the Company loans funds to SERI and charges a 12% annual rate.  Once this loan is fully repaid, the noncontrolling shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders.  As of December 31, 2013, approximately $10,100,000 has been recognized for the SERI noncontrolling interests.  Amounts recorded for the noncontrolling interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

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

6.            STOCK INCENTIVE PLANS

Under the Company’s Amended and Restated 1999 Stock Incentive Plan (the “Plan”), the Company may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year.  Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held.  In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares.  The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant.  Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant.  Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant.  No stock appreciation rights have been granted.  As of December 31, 2013, 405,400 shares were available for grant under the Plan.

A summary of activity with respect to the Plan for 2013, 2012 and 2011 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Balance at January 1, 2011	104,500	$30.02
Granted	6,000	$21.50
Cancelled	(6,000)	$65.50
Balance at December 31, 2011	104,500	$27.50
Granted	6,000	$22.35
Cancelled	(14,000)	$41.18
Balance at December 31, 2012	96,500	$25.19
Granted	6,000	$32.30
Cancelled	(8,000)	$36.44
Balance at December 31, 2013	94,500	$24.69	2.4 years	$1,125,300

Exercisable at December 31, 2013	53,700	$24.17	2.1 years	$667,395

The Company recorded compensation cost related to stock incentive plans of $190,000, $180,000 and $220,000 for the years ended December 31, 2013, 2012 and 2011, respectively; such costs reduced net income by $110,000, $110,000 and $130,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, total unrecognized compensation cost related to nonvested share-based compensation plans was $300,000; this cost is expected to be recognized over a weighted-average period of 1.0 year.

The following summary presents the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31, 2013:

	2013	2012	2011

Risk free rate	1.20%	0.56%	1.13%
Expected volatility	30.85%	46.90%	46.67%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	4.3 years	4.3 years	4.3 years
Fair value per grant	$8.70	$8.49	$8.30

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

7.            SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, 2013 is comprised of the following (in thousands):

	2013	2012	2011

Developed lots at San Elijo Hills	$37,370	$20,649	$26,697
Developed lots at Ashville Park	12,038	7,544	-
Residential condominium units at San Elijo Hills	689	-	825
Total	$50,097	$28,193	$27,522

At the time the Company closes on sales of real estate,  a portion of the revenue is initially deferred if the Company is required to make significant improvements to the property.  For the years ended December 31, 2013 and 2012, the activity in the deferred revenue account is as follows (in thousands):

	2013	2012

Deferred revenue balance at January 1,	$886	$-
Revenue deferred on the date of sale	2,660	886
Deferred revenue recognized in operations	(807)	-
Deferred revenue balance at December 31,	$2,739	$886

As of December 31, 2013, the Company estimates that it will spend approximately $1,500,000 to complete the required improvements, including costs related to common areas.  The Company estimates these improvements will be substantially complete by the end of 2014.

As of December 31, 2013, the Company had entered into agreements to sell 15 lots at the Ashville Park project to homebuilders for aggregate cash proceeds of $2,500,000, for which it received non-refundable option deposits of $100,000.  Sales of 5 lots closed during the first quarter of 2014 for aggregate cash consideration of $800,000.

8.            OTHER RESULTS OF OPERATIONS

Interest and other income for each of the three years in the period ended December 31, 2013 consists of the following (in thousands):

	2013	2012	2011

Interest income	$55	$79	$196
Gain on settlement of a lawsuit	764	-	-
Gain on settlement of a contract dispute	-	15	162
Other	70	13	24
Total	$889	$107	$382

Advertising costs included in general and administrative expenses were $650,000, $650,000 and $550,000 for 2013, 2012 and 2011, respectively.  Expenses related to rental income at the San Elijo Hills project were $300,000 in each of 2013, 2012 and 2011.

9.             INCOME TAXES

The benefit (provision) for income taxes for each of the three years in the period ended December 31, 2013 was as follows (in thousands):

	2013	2012	2011

State income taxes-- current	$(1,212)	$(642)	$(549)
State income taxes-- deferred	(340)	(389)	(301)
Federal income taxes-- current	(2,905)	(1,337)	(1,363)
Federal income taxes-- deferred	(2,041)	(1,712)	(2,155)
	$(6,498)	$(4,080)	$(4,368)

Current federal income taxes for all years principally relates to federal alternative minimum tax.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

	2013	2012	2011

Expected federal income tax provision	$(6,721)	$(4,029)	$(3,663)
State income taxes, net of federal income tax benefit	(1,009)	(670)	(621)
Decrease in deferred tax valuation allowance	1,360	742	-
Recognition of previously unrecognized tax benefits	-	-	160
Permanent differences	(77)	(61)	(73)
Other	(51)	(62)	(171)
Actual income tax provision	$(6,498)	$(4,080)	$(4,368)

At December 31, 2013 and 2012, the net deferred tax asset consisted of the following (in thousands):

	2013	2012

Net operating loss carryforwards	$-	$3,804
Land basis	3,503	4,520
Minimum tax credit carryovers	35,349	33,760
Other, net	1,860	2,332
	40,712	44,416
Valuation allowance	(34,299)	(35,659)
	$6,413	$8,757

As discussed above, during 2013 and 2012 the Company was able to conclude that it is more likely than not that it will be able to realize an additional portion of the Company’s net deferred tax asset; accordingly, approximately $1,350,000 and $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2013 and 2012, respectively.

The valuation allowance reserves for a substantial portion of the Company’s alternative minimum tax credit carryovers, which have no expiration date.   Minimum tax credit carryovers do not offset alternative minimum tax; however, they are able to reduce the Company’s federal income tax rate to 20% in any given year.  In order to fully utilize its alternative minimum tax credit carryovers, the Company would have to generate an additional $215,000,000 of taxable income above its current estimate to fully utilize all of the credits.  The Company has reserved for this benefit in its valuation allowance.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):

Unrecognized
	Tax Benefits	Interest	Total

Balance, January 1, 2011	$90	$60	$150
Additional interest expense recognized	-	10	10
Reductions as a result of the lapse
of the statute of limitations	(90)	(70)	(160)
Balance, December 31, 2011	-	-	-
Additional interest expense recognized	-	-	-
Reductions as a result of the lapse
of the statute of limitations	-	-	-
Balance, December 31, 2012	-	-	-
Additional interest expense recognized	-	-	-
Reductions as a result of the lapse
of the statute of limitations	-	-	-
Balance, December 31, 2013	$-	$-	$-

The Company recognized previously unrecognized tax benefits during 2011 (reducing income tax expense) due to the expiration of the statute of limitations for the 2006 California state income tax return.  The Company does not have any amounts in its consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at December 31, 2013 and 2012.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2009 and with respect to California state income tax returns has expired for all years through 2008.

10.          EARNINGS PER SHARE

Basic earnings per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations.  The numerators and denominators used to calculate basic and diluted earnings per share for 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Numerator – net income attributable to
HomeFed Corporation common shareholders	$11,268	$6,022	$4,491

Denominator for basic earnings per share– weighted
average shares	7,880	7,880	7,880

Stock options	13	1	-

Denominator for diluted earnings per share– weighted
average shares	7,893	7,881	7,880

For 2011, there is no difference between basic and diluted per share weighted  average amounts primarily because the exercise prices of stock options were greater than the average market price for the period.

11.         COMMITMENTS AND CONTINGENCIES

Prior to its acquisition by the Company, a subsidiary of CDS entered into a non-cancelable operating lease for its office space, a portion of which was sublet to the Company and a portion of which was sublet to Leucadia.  Effective October 2002, as a result of the acquisition of CDS, sublease payments from Leucadia reflected in other income were $12,000 in each of 2013, 2012 and 2011.  Rental expense (net of sublease income) was $350,000 in 2013 and 2012, and $300,000 in 2011; the lease expires in October 2018.  Future minimum annual rentals (exclusive of real estate, maintenance and other charges) are approximately $250,000 per year for the remainder of the lease term.

The Company is required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the “City”) prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event the Company is unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of CDS and its subsidiaries pursuant to the terms of agreements entered into when CDS was acquired by the Company.  CDS is responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, one of CDS’s subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2013, the amount of outstanding bonds was approximately $2,600,000, none of which has been drawn upon.

The Company is also required to obtain infrastructure improvement bonds for the benefit of the City of Virginia Beach in connection with the Ashville Park project.  As of December 31, 2013, the amount of outstanding bonds was approximately $1,800,000, none of which has been drawn upon.

The Company has purchased a $10,000,000 excess insurance policy that provides coverage for general liability claims relating to homes sold at the San Elijo Hills project through August 1, 2011.  In 2012, the Company purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims relating to unsold lots as of August 1, 2012.   In 2013, the Company purchased a new $1,000,000 primary insurance policy that provides coverage for general liability claims relating to unsold lots as of August 1, 2013.  In March 2012, the Company purchased a $1,000,000 primary policy and $10,000,000 excess policy that provide coverage for general liability claims related to homes sold at the Ashville Park project that expires in March 2014.  No claims have ever been made under these policies.  In addition, the Company is indemnified by its homebuilders and is named an additional insured by any contractor who works on the property.

The Company is subject to litigation which arises in the course of its business.  Except as otherwise disclosed herein, based on discussions with counsel, management is of the opinion that such litigation is not likely to have any significant adverse effect on the consolidated financial position of the Company, its consolidated results of operations or liquidity.

12.         ADMINISTRATIVE SERVICES AGREEMENT

Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to the Company, including providing the services of the Company’s Secretary.  Administrative fees paid to Leucadia were $180,000 in each of 2013,

2012 and 2011.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

13.          FAIR VALUE

The Company’s material financial instruments include cash and cash equivalents and investments classified as available for sale.  For cash and cash equivalents and investments available  for sale, the carrying amounts of such financial instruments approximate their fair values.

No assets or liabilities were measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012.

The Company does not invest in any derivatives or engage in any hedging activities.

14.          SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2013:
Sales of real estate	$8,271	$953	$803	$40,070
Farming revenues	$-	$-	$3,805	$1,077
Rental income	$121	$133	$126	$131
Co-op marketing and advertising fees	$236	$280	$356	$270
Cost of sales	$5,759	$561	$471	$16,407
Reduction in estimated liability for environmental
remediation	$-	$(662)	$-	$-
Farming expenses	$876	$897	$881	$205
Income (loss) from operations	$(1,305)	$(2,345)	$1,126	$20,837
Net income (loss) attributable to HomeFed
Corporation common shareholders	$(769)	$(1,131)	$902	$12,266
Basic earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.10)	$(0.14)	$0.11	$1.56
Diluted earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.10)	$(0.14)	$0.11	$1.56

2012:
Sales of real estate	$3,350	$-	$3,971	$20,872
Farming revenues	$-	$-	$4,962	$1,460
Rental income	$124	$130	$130	$125
Co-op marketing and advertising fees	$114	$104	$75	$264
Cost of sales	$632	$-	$2,632	$10,395
Reduction in estimated liability for environmental
remediation	$-	$-	$-	$1,500
Farming expenses	$864	$763	$991	$255
Income (loss) from operations	$95	$(2,473)	$3,412	$10,371
Net income (loss) attributable to HomeFed
Corporation common shareholders	$(367)	$(1,423)	$2,028	$5,784
Basic earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.05)	$(0.18)	$0.26	$0.73
Diluted earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.05)	$(0.18)	$0.26	$0.73