Form 10-K/A
period 2013-12-31
HOMEFED CORP
filed 2014-03-12
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ]	Smaller reporting company[ ]

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

HomeFed Corporation (“HomeFed,” and the “Company,” “we,” “us” as used herein, refers to HomeFed and its subsidiaries, except as the context may otherwise require), is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2014 (the “Original 10-K”) to include information required by Part III of Form 10-K. Other than with respect to the inclusion of the Part III information contained herein and the filing of the related certifications, this Amendment makes no other changes to the Original 10-K and does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that during the year ended December 31, 2013, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

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

At the Company’s 2013 Annual Meeting, the say-on-pay advisory vote received approval from approximately 99.9% of the shares voted on the matter and the Compensation Committee made no significant changes to the Company’s executive compensation program during the year.

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

For Mr. Borden, the Compensation Committee recognized his leadership role in providing effective managerial support and oversight of the Company business operations. This was evidenced by progress made in processing entitlements for the Otay Ranch properties, sales and project improvements at San Elijo Hills, progress in sales and development at Ashville Park and the planning of the Fanita Ranch property. The Compensation Committee also recognized that sales in San Elijo Hills and Ashville Park resulted in a profitable year at a time when the Company is continuing to make progress with all of its properties.

For Mr. Aden, the Compensation Committee recognized his contribution to the planning and improvements made at San Elijo Hills including an evolving plan for the repositioning of 52 lots with ten houses in Planning Area T, which the Company re-acquired in 2012. The Compensation Committee also recognized Mr. Aden’s contribution to the progress made on lot sales at San Elijo Hills, the entitlements for the Otay Ranch properties which included the approval of a General Development Plan Amendment for Villages Eight West and Nine and the SPA plan and Tentative Map for Village Eight. In addition, Mr. Aden worked extensively on a number of potential acquisitions and a new plan for development of the Fanita Ranch property.

For Mr. Foulger, the Compensation Committee recognized his accomplishments which included oversight and extensive time committed to the progress made at Ashville Park with the sale of 90 lots in Village B, the sales of 22 lots in Village A, and progress in other areas of future development in this community. The Compensation Committee also recognized Mr. Foulger’s efforts in working on several other new business projects and his increasing involvement in supporting Mr. Borden with his managerial responsibilities.

For Ms. Ruhe, the Compensation Committee recognized her continued excellence in service to the Company where she has responsibility for accounting and risk management, cash and investments, contract administration, internal controls, and the management of human resources and the Company’s 401(k) Plan.  The Compensation Committee also recognized that Ms. Ruhe has had 20 years of continued employment with HomeFed, and its affiliate, Leucadia National Corporation, where her high standards in the performance of her duties have resulted in much of the Company’s success.

Based upon the foregoing, on December 30, 2013, the Compensation Committee approved annual salary increases (effective January 1, 2014) and discretionary 2013 cash bonuses for each of the Named Executive Officers reflected in the Summary Compensation Table below.

Additionally, all employees of the Company received a discretionary 2013 year-end bonus equal to approximately 3% of base salary.

Long-Term Incentives – Stock Options

By means of our Option Plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

Options Awarded to Executive Officers

Occasionally, stock options may be awarded which, under the terms of our Option Plan, permit the executive officer or other employee to purchase shares of our common stock at not less than the fair market value of the shares of common stock at the date of grant.  The extent to which the employee realizes any gain is, therefore, directly related to increases in the price of our common stock and, therefore, stockholder value, during the period of the option.  In certain circumstances, options having an exercise price below the fair market value of our common stock on the date of grant may be issued (although none have been granted to date).  Options granted to executive officers become exercisable at the rate of 20% per year, commencing one year after the date of grant.  As discussed above under “Short-Term Incentives – Annual Bonus Compensation,” the number of stock options awarded to an executive officer is not based on any specific formula, but rather on a subjective assessment of the executive’s performance and the Company’s performance.  Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information.  The last time options were granted to executive officers was May 2010 (other than options granted to Paul J. Borden in his capacity as a director discussed below).

Options Awarded to Directors

Under the terms of our Option Plan, each director, including Paul J. Borden, is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  As stated above, options are priced at the closing price on the date of grant.

In July 2013, pursuant to this automatic grant, each director, including Paul J. Borden, was granted options to purchase 1,000 shares of our common stock with an exercise price of $32.30 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

Other Benefits; Executive Perquisites

Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

Mr. Borden maintains his primary residence in New Jersey.  We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California.  Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements.  As a result, beginning in 2005, the Board of Directors (without Mr. Borden’s participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.  In 2013, we paid Mr. Borden $56,443 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2013.

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

Compensation Committee

Joseph S. Steinberg

Summary Compensation Table

Name and Principal				Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Compensation (2)		Total
Paul J. Borden,	2013	$292,172	$258,765	$8,701	$164,269	(3)	$723,907
President	2012	$283,662	$233,510	$8,488	$151,245	(3)	$676,905
	2011	$276,743	$233,302	$8,298	$180,695		$699,038

John K. Aden, Jr.	2013	$231,750	$206,953	$-	$16,200	(4)	$454,903
Vice President	2012	$138,462	$179,154	$-	$3,750	(4)	$321,366

Christian E. Foulger,	2013	$152,974	$204,589	$-	$18,702	(5)	$376,265
Vice President	2012	$148,518	$154,456	$-	$17,320	(5)	$320,294
	2011	$144,896	$204,347	$-	$17,387		$366,630

Erin N. Ruhe,	2013	$152,974	$179,589	$-	$10,200	(6)	$342,763
Vice President,	2012	$148,518	$129,456	$-	$10,000	(6)	$287,974
Treasurer and	2011	$144,896	$129,347	$-	$9,800		$284,043
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

(3)
For 2013, consists of non-cash compensation of $35,378 for maintaining a temporary residence in California and $31,493 for airfare to and from his primary residence in New Jersey, and director fees from the Company of $24,000. This column also includes transportation and the personal use of a Company car while in California and related expenses, as well as contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden.  For 2013, also includes $56,443 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.

(4)
Consists of a monthly car allowance and, for 2013, contributions made by the Company to a defined contribution 401(k) plan on behalf of Mr. Aden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Aden.

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

Grants of Plan-Based Awards in 2013

This table provides information about equity awards granted to the Named Executive Officers in 2013 under our Option Plan.  As discussed in the CD&A, in July 2013 Mr. Borden was granted 1,000 options pursuant to the automatic grant to directors under the Option Plan.

All Other Option
		Awards: Number of	Exercise or Base	Grant Date Fair
		Securities Underlying	Price of Option	Value of Stock and
Name	Grant Date	Options (#) (1)	Awards ($/sh) (2)	Option Awards (3)

Paul J. Borden,	7/11/13	1,000	$32.30	$8,701
President

(1)	This column shows the number of common shares issuable under options granted in 2013. The options vest and become exercisable in four equal installments beginning one year after the grant date.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of the Company’s common stock on the date of grant.

(3)
This column shows the fair value of stock options granted to the Named Executive Officers in 2013.  The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period.  For information on the valuation assumptions with respect to this grant refer to Note 6 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End

This table provides information on the holdings of option awards by the Named Executive Officers at December 31, 2013.  This table includes exercisable and unexercisable options.  Employee options, which were granted on May 11, 2010, vest and become exercisable in five equal annual installments, commencing one year from the grant date.  Options granted to Mr. Borden as a director vest and become exercisable in four equal annual installments, commencing one year from the grant date.  For additional information about the option awards, see “Long-Term Incentives – Stock Options –Options Awarded to Executive Officers” in the CD&A.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
Name	Grant Date	Exercisable	Unexercisable

Paul J. Borden,	7/14/09	1,000	-	$23.00	7/14/14
President	5/11/10	7,500	5,000	$25.00	5/11/16
	8/2/10	750	250	$21.00	8/2/15
	7/29/11	500	500	$21.50	7/29/16
	7/9/12	250	750	$22.35	7/9/17
	7/11/13	-	1,000	$32.30	7/11/18

Christian E. Foulger,	5/11/10	3,600	2,400	$25.00	5/11/16
Vice President

Erin N. Ruhe,	5/11/10	6,000	4,000	$25.00	5/11/16
Vice President, Treasurer and Controller

Option Exercises and Stock Vested in Fiscal 2013

No stock options were exercised by the Named Executive Officers during 2013.

Director Compensation

In 2013, each director received a retainer of $24,000 for serving on the Board of Directors.  In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee and Dr. Lobatz was paid $17,000 for serving on the Audit Committee. Each of Messrs. Considine and Lobatz also received $62,500 for serving on the Independent Committee. See “Related Person Transactions,” below. Under the terms of our Option Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.  These options become exercisable at the rate of 25% per year commencing one year after the date of grant.  As a result, options to purchase 1,000 shares of Common Stock at an exercise price of $32.30 per share were awarded to each of Messrs. Borden, Bienvenue, Considine, Cumming, Lobatz and Steinberg on July 11, 2013.  The Company reimburses directors for reasonable travel expenses incurred in attending board and committee meetings.  This table sets forth compensation paid to the non-employee directors during 2013.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total (3)

Patrick D. Bienvenue (4)	$24,000	$8,701	$32,701
Timothy M. Considine	$112,500	$8,701	$121,201
Ian M. Cumming	$24,000	$8,701	$32,701
Michael A. Lobatz	$103,500	$8,701	$112,201
Joseph S. Steinberg	$24,000	$8,701	$32,701

(1)	This column reports the amount of cash compensation earned in 2013 for Board and committee service.

(2)
This column represents the fair value of options granted to directors in 2013 calculated in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 6 to the Company’s consolidated financial statements contained herein.

(3)	This table does not include disclosure for any perquisites or other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

(4)
Mr. Bienvenue and the Company have entered into a consulting agreement pursuant to which Mr. Bienvenue has agreed to provide, on a per-diem basis, certain advisory and consulting services to the Company in connection with the planning, development and design of certain of the Company’s real estate development projects.  During 2013, no amounts were paid to Mr. Bienvenue pursuant to this agreement.

Potential Payment Upon Termination of Employment

None of the Named Executive Officers is a party to an employment agreement.  However, under the terms of our current Option Plan, the time within which to exercise vested options may be extended in accordance with the Option Plan, but not beyond the expiration date of the option, for a period of either three months, one year or three years, depending on the triggering event (which are various forms of termination of employment); these triggering events do not result in any acceleration of any unvested options.  For the number of options exercisable by each Named Executive Officer as of December 31, 2013 see the “Outstanding Equity Awards at Fiscal Year-End” table above.

Upon the occurrence of an Extraordinary Event of the Company (as defined in the Option Plan, including a change in control of the Company) all then-outstanding options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2013, Mr. Borden would have received $207,850, Ms. Ruhe would have received $116,000 and Mr. Foulger would have received $69,600 for their outstanding previously unvested stock options (determined by multiplying (A) the spread between the $36.60 closing price on December 31, 2013 and the per common share exercise price for each option by (B) the number of common shares covered by previously unvested options.

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

Present Beneficial Ownership

Set forth below is certain information as of February 28, 2014, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of our Named Executive Officers, (4) the trusts for the benefit of Mr. Steinberg’s children and  charitable foundations established by Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Leucadia National Corporation (a)	2,474,226		31.4%
Beck, Mack & Oliver LLC (b)	1,205,770	(b)	15.3%
John K. Aden, Jr.	-		*
Patrick D. Bienvenue	3,900	(c)	*
Paul J. Borden	10,200	(d)	.1%
Timothy M. Considine	4,400	(e)	*
Ian M. Cumming	607,233	(f)(g)	7.7%
Christian E. Foulger	3,600	(h)	*
Michael A. Lobatz	3,900	(c)	*
Erin N. Ruhe	11,000	(i)	.1%
Joseph S. Steinberg	744,520	(j)	9.4%
The Steinberg 1989 Trust	27,532	(k)	.3%
Cumming Foundation	172,330	(l)	2.2%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(m)	.5%
All Directors and executive officers as a group (9 persons)	1,388,753	(n)	17.6%
___________________
* Less than .1%.

(a)	The business address of this beneficial owner is 520 Madison Avenue, New York, New York 10022.

(b)
The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017.  Based upon a Schedule 13G filed with the SEC on January 29, 2014, by Beck, Mack & Oliver LLC (“BMO”) and discussions with BMO, the securities reported in BMO’s Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO.  Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients.  Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

(c)	Includes 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(d)	Includes 10,000 shares that may be acquired upon the exercise of currently exercisable stock options.

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

(g)	The business address for Mr. Cumming is c/o American Investment Company 148 So. Redmond Street, PO Box 4902, Jackson, WY 83001.

(h)	Includes 3,600 shares that may be acquired upon the exercise of currently exercisable stock options.

(i)	Includes 6,000 shares that may be acquired upon the exercise of currently exercisable stock options.

(j)
The business address for Mr. Steinberg is c/o Leucadia National Corporation, 520 Madison Avenue, New York, New York 10022. Includes (i) 3,676 shares (less than .1%) beneficially owned by Mr. Steinberg’s wife and daughter as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares (.8%) owned by trusts for the benefit of Mr. Steinberg’s children and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(k)	Mr. Steinberg disclaims beneficial ownership of all of our common stock held by this trust.

(l)	Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of our common stock held by the foundation.

(m)	Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.

(n)	Includes 32,100 shares that may be acquired upon the exercise of currently exercisable stock options.

As of February 28, 2014, Cede & Co. held of record 4,544,426 shares of our common stock (approximately 57.7% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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

Since 1995, Leucadia has been providing administrative and accounting services to the Company.  Under the current administrative services agreement, Leucadia provides services to the Company for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2013).  Pursuant to this agreement, Leucadia provides the services of Ms. Corinne A. Maki, the Company’s Secretary, in addition to various administrative functions.  Ms. Maki is an officer of subsidiaries of Leucadia.  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  The Company has the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

As previously disclosed, on February 28, 2014, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Leucadia and certain of its subsidiaries pursuant to which the Company agreed to purchase (collectively, the “Acquisition”) (a) all of the equity interests of certain wholly-owned subsidiaries of Leucadia (the “Acquired Subsidiaries”), (b) certain of the equity interests of entities partially owned by Leucadia (the “Investment Subsidiaries”) and (c) cash of approximately $18.4 million, subject to certain adjustments set forth in the Purchase Agreement (collectively the “Purchased Assets”). The Company, as consideration for the Purchased Assets, agreed to issue to Leucadia 7,500,000 unregistered shares of common stock of the Company (the “Acquisition Shares”) upon the terms and subject to the conditions specified in the Purchase Agreement. The Acquisition Shares will be subject to certain demand and piggy-back registration rights pursuant to a Registration Rights Agreement, dated October 21, 2002, by and between the Company and Leucadia. The closing of the Acquisition, which is expected to occur in March of 2014, remains subject to customary closing conditions. The terms and conditions of the Acquisition, including the Purchase Agreement, were negotiated and approved by a special independent committee of the Company’s Board (the “Independent Committee”) and ratified by the Company’s Board, the membership of which includes Joseph S. Steinberg, the Chairman of the board of directors of Leucadia, and Ian M. Cumming, a former member of the board of directors of Leucadia.  Prior to February 28, 2014, Messrs. Steinberg and Cumming, together with Leucadia, constituted a group that held approximately 48.5% of the Company’s common stock outstanding prior to the completion of the Acquisition. As reflected in Schedule 13Ds filed by each of Leucadia, Mr. Steinberg and Mr. Cumming, on February 28, 2014, the group has been disbanded.  Mr. Steinberg abstained from the ratifying vote of the Company’s Board. As part of its review and analysis of the Acquisition, the Independent Committee received a fairness opinion from Duff & Phelps LLC, as its financial advisor.

The Audit Committee, the Board or the Independent Committee, as applicable, has approved or ratified each of the foregoing.

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

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of the Company’s consolidated financial statements included in the Company’s Form 10-K, the review of financial statements included in the Company’s Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules.  All such services were approved by the Audit Committee.  Such amounts aggregated $269,000 and $239,000 for the years ended December 31, 2013 and 2012, respectively.  Additionally in 2013, the Company incurred audit related fees of $70,000.

Item 15.  Exhibits and Financial Statement Schedules.

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

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.4 to the Third Quarter 2002 10-Q).

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

10.18	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated June 18, 2009). +

10.19	Named Executive Officer Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2014).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Original 10-K).

23
Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statement on Form S-8 (File No. 333-97079)  (incorporated by reference to Exhibit 23 to the Original 10-K).

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

101
Financial statements from the Annual Report on Form 10-K of HomeFed Corporation for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Original 10-K).

*	Furnished herewith pursuant to Item 601(b)(32) of Regulation S-K.

+	Management Employment Contract or Compensatory Plan/Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEFED CORPORATION

Date: March 12, 2014	By:	/s/ Erin N. Ruhe
Name: Erin N. Ruhe
Title: Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)