Form 10-Q
period 2014-03-31
HOMEFED CORP
filed 2014-05-12
CIK 833795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 8, 2014, there were 14,865,837 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(Dollars in thousands, except par value)
(Unaudited)	March 31,	December 31,
	2014	2013

ASSETS
Real estate held for development	$144,042	$103,465
Real estate held for investment, net	44,760	3,607
Cash and cash equivalents	51,597	57,306
Restricted cash	6,096	-
Investments available for sale (amortized cost of $36,494 and $31,894)	36,496	31,896
Investment held to maturity, at amortized cost	10,619	-
Equity method investments	82,722	-
Accounts receivable, deposits and other assets	24,210	1,715
Intangible assets, net	14,926	-
Net deferred tax asset	-	6,413

TOTAL	$415,468	$204,402

LIABILITIES
Accounts payable and accrued liabilities	$8,072	$5,822
Below market lease contract intangibles, net	5,580	-
Non-refundable option payments	945	1,015
Liability for environmental remediation	1,536	1,543
Deferred revenue	1,757	2,739
Net deferred tax liability	4,970	-
Income taxes payable	-	3,125
Other liabilities	6,583	228

Total liabilities	29,443	14,472

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 14,865,837 and 7,879,500 shares outstanding, after deducting 395,409 shares held in treasury	149	79
Additional paid-in capital	577,436	381,171
Accumulated other comprehensive income	1	1
Accumulated deficit	(203,397)	(201,416)
Total HomeFed Corporation common shareholders' equity	374,189	179,835
Noncontrolling interest	11,836	10,095
Total equity	386,025	189,930

TOTAL	$415,468	$204,402

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	2014	2013
REVENUES
Sales of real estate	$2,622	$8,271
Rental income	287	121
Co-op marketing and advertising fees	278	236
	3,187	8,628

EXPENSES
Cost of sales	1,350	5,759
General and administrative expenses	4,080	3,253
Farming expenses	991	876
Administrative services fees to Leucadia National Corporation	45	45
	6,466	9,933

Loss before loss from equity method investments	(3,279)	(1,305)

Loss from equity method investments	(3)	-

Loss from operations	(3,282)	(1,305)

Interest and other income	42	33

Loss before income taxes and noncontrolling interest	(3,240)	(1,272)
Income tax benefit	1,290	497

Net loss	(1,950)	(775)
Net (income) loss attributable to the noncontrolling interest	(31)	6

Net loss attributable to HomeFed Corporation
common shareholders	$(1,981)	$(769)

Basic and diluted loss per common share attributable
to HomeFed Corporation common shareholders	$(0.24)	$(0.10)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	2014	2013

Net loss	$(1,950)	$(775)
Other comprehensive loss:
Net unrealized holding losses on investments arising during the period, net of taxes of $0 and $(1)	-	(1)

Net change in unrealized holding losses on investments, net of taxes of $0 and $(1)	-	(1)

Other comprehensive loss, net of income taxes	-	(1)

Comprehensive loss	(1,950)	(776)

Comprehensive (income) loss attributable to the noncontrolling interest	(31)	6

Comprehensive loss attributable to HomeFed Corporation common shareholders	$(1,981)	$(770)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2014 and 2013
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2013	$79	$380,982	$3	$(212,684)	$168,380	$8,659	$177,039

Net loss				(769)	(769)	(6)	(775)
Other comprehensive
loss, net of taxes			(1)		(1)		(1)
Share-based compensation
expense		47			47		47

Balance, March 31, 2013	$79	$381,029	$2	$(213,453)	$167,657	$8,653	$176,310

Balance, January 1, 2014	$79	$381,171	$1	$(201,416)	$179,835	$10,095	$189,930

Net loss				(1,981)	(1,981)	31	(1,950)
Shares issued to acquire assets from
Leucadia National Corporation	70	196,218			196,288		196,288
Noncontrolling interest acquired from
Leucadia National Corporation						1,710	1,710
Share-based compensation
expense		47			47		47

Balance, March 31, 2014	$149	$577,436	$1	$(203,397)	$374,189	$11,836	$386,025

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2014 and 2013
(In thousands)
(Unaudited)
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,950)	$(775)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss from equity method investments	3	-
Provision for deferred income taxes	(460)	(35)
Share-based compensation expense	47	47
Depreciation and amortization of property, equipment and leasehold
improvements	83	63
Amortization of intangibles, net	26	-
Accretion of discount on investments available for sale	(6)	(12)
Changes in operating assets and liabilities:
Real estate, principally held for development	(2,284)	4,450
Restricted cash related to development activities	(5,000)	-
Accounts receivable, deposits and other assets	(488)	74
Deferred revenue	(982)	1,049
Accounts payable and accrued liabilities	227	(1,244)
Non-refundable option payments	(70)	-
Liability for environmental remediation	(7)	(2,155)
Income taxes receivable/payable	(4,230)	(2,193)
Other liabilities	(7)	(1)
Net cash used for operating activities	(15,098)	(732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired upon acquisition of assets from Leucadia National Corporation	13,983	-
Purchases of investments (other than short-term)	(21,294)	(10,095)
Proceeds from maturities of investments available for sale	16,700	10,000
Net cash provided by (used for) investing activities	9,389	(95)

Net decrease in cash and cash equivalents	(5,709)	(827)

Cash and cash equivalents, beginning of period	57,306	22,987

Cash and cash equivalents, end of period	$51,597	$22,160

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,400	$1,732

Non-cash investing activities:
Common stock issued for acquisition of assets from Leucadia National Corporation	$196,288	$-

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

1.   Accounting Developments

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company’s audited consolidated financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report filed on Form 10-K for such year (the “2013 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2013 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

In January 2014, the Company adopted new Financial Accounting Standards Board ("FASB") Accounting Standards guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such net operating loss carryforward, similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position.  In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued new guidance on the reporting of discontinued operations.  The new guidance requires that disposal of a component of an entity or a group of components of an entity be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and would require expanded disclosures.  This guidance will be effective prospectively in annual periods beginning on or after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Certain amounts have been reclassified to be consistent with the 2014 presentation.

2.   Acquisition

On February 28, 2014, the Company entered into an agreement with Leucadia National Corporation (“Leucadia”) pursuant to which the Company agreed to purchase substantially all of Leucadia’s real estate properties and operations, its membership interests in Brooklyn Renaissance Holding Company LLC (“BRP Holding”) and Brooklyn Renaissance Hotel LLC (“BRP Hotel,” and collectively with BRP Holding, “Brooklyn Renaissance Plaza”), and cash in exchange for 7.5 million newly issued unregistered HomeFed common shares (the “Acquisition”).  On March 28, 2014, the Company completed the initial closing of the Acquisition, which consisted of all of the assets to be acquired except for a portion of Leucadia’s membership interest in BRP Holding, and cash of approximately $12,500,000 (excluding cash acquired as part of working capital), subject to certain post-closing adjustments.  At the initial closing, the Company issued to Leucadia 6,986,337 shares of its unregistered common stock.  Subject to receipt of a third party consent, the Company will acquire the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of the Company’s unregistered common stock.  The Company expects to receive the third-party consent and close on the balance of the Acquisition in the second quarter of 2014.

The entities and assets acquired in the initial closing of the transaction are described below.  Except for the 90% partnership interest in each of Pacho Limited Partnership and San Luis Bay Limited Partnership and the

membership interests in Brooklyn Renaissance Plaza, the Company acquired 100% of the equity interests of the entities listed below.  All of the entities are consolidated by the Company, except for the membership interests in Brooklyn Renaissance Plaza, which are accounted for under the equity method of accounting.  The Company did not assume any debt or liabilities in the transaction other than liabilities incurred in the normal course of business.

Entities/Assets Acquired	Business	Location

BEI-Beach, LLC; LUK-MB2, LLC; LUK-MB3, LLC; LUK-MB5, LLC; Palm Isle Capital, LLC (collectively, “The Market Common”)	Fully developed mixed-used retail, commercial and residential lifestyle center properties that are being leased; land for commercial and residential development	Myrtle Beach, South Carolina
Panama City BEI Holdings, LLC and its subsidiaries (the “SweetBay Project”)	Mixed-use master planned community on 700 acres of land under development	Panama City, Florida
North East Point, LLC, HFC-Glen Cove, LLC, HFC-Rockport, LLC and Maine Seaboard Realty LLC (collectively, the “Maine Projects”)	160 acres of land under development for residential lots; and various mixed used buildings	Islesboro, Maine, Brewster Point, Maine and Rockport, Maine
BRP Leasing LLC (“BRP Leasing”)	Indirect obligor of certain leased office space at Brooklyn Renaissance Plaza and beneficiary of related subleases	Brooklyn, New York
90% partnership interests in Pacho Limited Partnership and San Luis Bay Limited Partnership (“Pacho Project”)	Long-term leasehold interest in 2,369 acres of unentitled land	San Luis Obispo County, California
BRP Hotel	25.8% membership interest in a 665 room Marriott hotel	Brooklyn, New York
BRP Holding	49% membership interest in a 850,000 square foot office building complex and 888 space parking garage	Brooklyn, New York

After the initial closing, Leucadia’s aggregate interest in the Company’s common shares, including Leucadia’s approximate 31% interest owned prior to the transaction, is approximately 64%.  Upon receipt of the third-party consent referred to above, the Company will acquire an additional 12.25% of BRP Holding and Leucadia’s aggregate equity interest will increase to approximately 65%.  Pursuant to a stockholders agreement between the Company and Leucadia, Leucadia has agreed to limit its voting rights such that it will not have a majority voting interest in the Company.

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $5,000,000.  The Company

was required to replace the existing letter of credit secured by Leucadia with its own prior to the closing.   The Company placed $5,000,000 on deposit with a qualified financial institution to obtain the replacement letter of credit; such amount is reflected as restricted cash at March 31, 2014.

BRP Leasing is required to keep $500,000 on deposit in an escrow account to secure its lease obligations.  At March 31, 2014, $1,100,000 was in the escrow account and is classified as restricted cash.

The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $196,300,000 (or approximately $28 per share) was based on the fair value of the assets and liabilities acquired in the transaction, and represent the current best estimates of management.  The Company is in the process of finalizing these estimates; accordingly, the fair values of the assets and liabilities acquired are subject to change.  The following table reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets
Real estate held for development	$38,292
Real estate held for investment	41,187
Cash	13,983
Restricted cash	1,096
Investment held to maturity	10,619
Equity method investments	82,725
Intangible assets	14,960
Accounts receivable, deposits and other assets	20,952
Total assets	$223,814

Accounts payable	2,023
Below market lease contract intangibles	5,588
Net deferred tax liability	11,843
Other liabilities	6,362
Total liabilities	25,816

Noncontrolling interests	1,710

Net assets acquired	$196,288

GAAP specifies a hierarchy to classify fair value measurements as Level 1, Level 2 or Level 3, based on the degree to which the inputs to valuation techniques are observable.  Level 3 valuations rely on inputs that are both significant to the fair value measurement and unobservable.  With the exception of working capital components, the fair values of assets and liabilities acquired were determined using inputs that are principally unobservable, and as such are considered to be Level 3 valuations.

The Company’s management employed an independent third-party appraiser to assist it in determining the fair values of the assets acquired and liabilities assumed.  The fair values of the individual real estate projects and investments were estimated by applying various valuation techniques including the income, market and cost approach. The income approach included discounted cash flow analyses, the market approach included comparable sales and rental information in local and national markets, and the cost approach incorporated replacement cost information.  Generally, all three valuation techniques were used to determine the fair values of real estate assets and equity method investments, the income approach was used to determine the fair value of the investment held to maturity and the market approach was used to determine the fair value of intangibles.  The more significant assumptions include discount rates ranging from 7% to 22%, and terminal values based on direct cap rates ranging from 6.5% to 9.5%.  The fair values of noncontrolling interests, which represent 10% of the partnership interests in the Pacho Project, were based on the fair values determined for the entire project.

Amounts preliminarily allocated to intangibles and the amortization periods are as follows (in thousands):

		Amortization
	Amount	(in years)

Above market lease contracts	$10,874	5
Lease in place value	4,086	2 to 5
Intangible assets	$14,960

Below market lease contracts	$5,588	5

The amortization of above and below market lease contracts is recognized in rental income, and the lease in place intangible is amortized to expense over the life of the related lease. The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2014 - $950,000; 2015 - $750,000; 2016 - $600,000; 2017 - $500,000; and 2018 - $350,000.

For the three month period ended March 31, 2014, aggregate revenues and pre-tax loss reflected in the consolidated statement of operations for the acquired assets were $170,000 and $20,000, respectively.  For the three month period ended March 31, 2014, the Company expensed $1,250,000 of costs related to the Acquisition.

Unaudited pro forma operating results for the three month periods ended March 31, 2014 and 2013, assuming the Acquisition had occurred on January 1, 2013, are as follows (in thousands, except per share amounts):

	2014	2013

Revenues	$8,370	$14,670
Net loss attributable to HomeFed
common shareholders	$(2,716)	$(2,390)
Basic and diluted loss per common share attributable
to HomeFed common shareholders	$(0.18)	$(0.16)

Pro forma adjustments principally reflect the amortization of acquired intangibles and the below market lease contracts, as well as adjustments to historical depreciation expense to account for the difference between the fair value of the acquired assets and their historical cost.  In addition, the Company’s share of Brooklyn Renaissance Plaza’s results is less than historical amounts, reflecting the Company’s share of additional depreciation and amortization expenses for Brooklyn Renaissance Plaza due to its fair value being greater than historical cost.  Actual acquisition costs incurred during the historical 2014 period and have been removed from the pro forma 2014 period and are reflected in the pro forma 2013 period.  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the Acquisition had actually occurred as of January 1, 2013.

3.   Investments Available for Sale

The Company’s financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of these investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

Fair Value Measurements Using
					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Identical Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

March 31, 2014
U.S. Treasury securities	$36,500	$36,494	$2	$-	$36,496	$-	$36,496

December 31, 2013
U.S. Treasury securities	$31,900	$31,894	$2	$-	$31,896	$-	$31,896

As of March 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis, except for the assets acquired in the Acquisition.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.  The Company does not invest in any derivatives or engage in any hedging activities.

4.   Investment Held to Maturity

In connection with The Market Common, Leucadia purchased bonds designated as “Tax Increment Bonds (Myrtle Beach Air Force Base Redevelopment Project Area, Junior Lien Series 2006B)” (the “Series 2006B Bonds”) issued by the City of Myrtle Beach, South Carolina (the “City”).  These bonds were acquired by the Company as part of the Acquisition.  Interest and principal on the Series 2006B Bonds are special obligations of the City payable only from specified tax increment to be deposited in a special revenue account pursuant to an ordinance enacted by the City Council.  The Series 2006B Bonds are junior to Series 2006A Bonds issued by the City in the original principal amount of $30,795,000  (approximately $28,300,000 are currently outstanding).  Interest and principal on the Series 2006B Bonds will not be paid until there is sufficient tax increment to service the interest and principal due on the Series 2006A Bonds and to establish various reserves and deposits.  The tax increment that is pledged to service both bond series is generated from developed and to be developed residential and commercial property owned by the Company, and from two other large residential development projects adjacent to the Company’s project owned by third parties that are currently under development.  The Series 2006B Bonds bear interest at the rate of 7.5% per annum, payable semi-annually.  Currently there is not sufficient tax increment to pay interest on the Series 2006B Bonds.  The Series 2006B Bonds mature in October 2031.

At acquisition on March 28, 2014, the Company recorded the Series 2006B bonds at fair value of $10,619,000 based on expected future cash flows discounted at 10%.  The Series 2006B Bonds have been classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated approximately $13,500,000 at March 31, 2014.

At March 31, 2014, the carrying amount of the Series 2006B bonds approximates their fair value.

5.   Equity Method Investments

Equity method investments are comprised of membership interests in BRP Holding and BRP Hotel in which the Company exercises significant influence over operating and capital decisions.    Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as income (loss) from equity method investments.   The Company’s recognition of its share of the investees’ results takes into account any special rights or priorities of investors; accordingly, the Company employs the hypothetical liquidation at book value model to calculate its share of the investees’ profits or losses.

At March 31 2014, the Company’s equity method investments are comprised of the following (in thousands):

2014

BRP Holding	$64,408
BRP Hotel	18,314
Total	$82,722

The following table provides summarized data with respect to the Company’s equity method investments for the three months ended March 31, 2014 (in thousands).

2014

Total revenues	$22,954
Loss from continuing operations before extraordinary items	$(957)
Net loss	$(957)

6.   Income Taxes

The Company does not have any amounts in its consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2009 and with respect to California state income tax returns has expired for all years through 2008.

7.   Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding.    The numerators and denominators used to calculate basic and diluted loss per share for the three month periods ended March 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Numerator – net loss attributable to
HomeFed Corporation common shareholders	$(1,981)	$(769)

Denominator for basic and diluted loss per share– weighted
average shares	8,190	7,880

Options to purchase 29,000 and 4,000 weighted average shares of common stock were outstanding for the 2014 and 2013 periods, respectively, but were not included in the computation of diluted loss per share because the effect was antidilutive due to the Company’s loss.

8.   Related Party Transactions

Pursuant to an administrative services agreement, Leucadia provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 for each of the three month periods ended March 31, 2014 and 2013.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended March 31, 2014 and 2013.

See Note 2 for information concerning the purchase of assets from Leucadia.  The Company’s Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and also its Chairman, and one of our Directors, Brian P. Friedman, is the President of Leucadia.

9.   Interest and Other Income

Interest and other income includes interest income of $30,000 and $20,000 for the three month periods ended March 31, 2014 and 2013, respectively.

10.  Real Estate Activity

During the three month periods ended March 31, 2014 and 2013, the Company sold 10 lots and 2 lots, respectively, from Village A at the Ashville Park project for net cash consideration of $1,650,000 and $300,000, respectively.  During the three month period ended March 31, 2013, the Company sold 90 lots from Village B at the Ashville Park project for net cash consideration of $9,000,000.  Since the Company is obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

During April 2014, the Company closed on the sale of 5 lots from Village A at the Ashville project for aggregate cash proceeds of $850,000 for which it received a non-refundable option deposit of $25,000 prior to March 31, 2014.  During April 2014, the Company closed on the sale of 8 lots at The Market Common for aggregate cash proceeds of $240,000.

As of May 8, 2014, the Company has entered into agreements to sell 23 lots at the San Elijo Hills project to a homebuilder for aggregate cash proceeds of $9,200,000 for which it received a non-refundable option deposit of $920,000 in 2013.  The option payment is non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although the agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

As of May 8, 2014, the Company has closed on the sale of 7 single family homes and entered into an agreement to sell 3 single family homes at the San Elijo Hills project for aggregate cash proceeds of $11,000,000 and $4,000,000, respectively, that were repurchased from a homebuilder in October 2012.

11.  Commitments

BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at March 31, 2014 (in thousands):

2014	$5,671
2015	7,561
2016	7,561
2017	7,561
2018	6,301
Thereafter	-
$34,655

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

A school at the SweetBay Project has a $5,300,000 loan outstanding for which the Company has pledged 42 acres of land as collateral; although the Company is not obligated to repay the loan should the school fail to do so, the Company could lose the land it has pledged as collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2013 10-K.

Transaction with Leucadia

As discussed above, on February 28, 2014, the Company entered into an agreement with Leucadia pursuant to which the Company agreed to purchase substantially all of Leucadia’s real estate properties and operations, its membership interests in BRP Holding and BRP Hotel, and cash in exchange for 7.5 million newly issued unregistered HomeFed common shares.  On March 28, 2014, the Company completed the initial closing of the Acquisition, which consisted of all of the assets to be acquired except for a portion of Leucadia’s membership interest in BRP Holding, and cash of approximately $12,500,000 (excluding cash acquired as part of working capital), subject to certain post-closing adjustments.  At the initial closing, the Company issued to Leucadia 6,986,337 shares of its unregistered common stock.  Subject to receipt of a third-party consent, the Company will acquire the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of the Company’s unregistered common stock.  The Company expects to receive the third-party consent and close on the balance of the Acquisition in the second quarter of 2014.

The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $196,300,000 (or approximately $28 per share) was based on the fair value of the assets and liabilities acquired in the transaction.  The Acquisition more than doubled the amount of the Company’s assets and common shareholders’ equity.  A brief description of the assets acquired is provided below.

The Market Common - Myrtle Beach, SC

The Market Common is a mixed-used retail, office and residential lifestyle center located in Myrtle Beach, South Carolina, and includes adjacent land for future commercial and residential development.  The 114 acre mixed-use development is part of a larger 3,900 acre redevelopment of the Myrtle Beach Air Force Base that was closed in 1993.  The Market Common includes a 346,580 square foot retail center, 195 long term and short term apartment units and approximately 40,000 square feet of office space.  The retail and office space opened in 2008 and is currently 86% leased.  The 125 long term apartments and the 70 short term apartments are 97% and 77% leased, respectively.  Tenants in the retail center include: Barnes and Noble, PF Chang’s, Gordon Biersch, Anthropology, Chico’s, Piggly Wiggly, Pottery Barn, Williams-Sonoma, Victoria’s Secret and Grand 14 Cinema.

The balance of the residential land was entitled for up to 866 townhomes and 575 condominiums. Since 2008, several planning areas have been redesigned and the density will be significantly lower since small lot single family homes were introduced into the master plan. A local homebuilder has purchased and built approximately 250 townhome and single family homes. Final product design and density will likely change with market conditions.

At March 31, 2014, real estate held for development and investment includes $46,200,000 related to The Market Common.

SweetBay – Panama City, FL

The SweetBay Project is a 700 acre mixed use master planned community located in Panama City, Florida.  The project is a bay front planned community with over five miles of shoreline at the site of the former Panama City-Bay County International Airport.  SweetBay is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, a marina with approval for 117 wet slips and 240 dry docks, as well as an extensive trail system, neighborhood parks and the new site of University Park Charter Academy.  The school opened in 2012 in cooperation with Florida State University-Panama City and is relocating to the renovated former airport terminal building which will provide space for 330 full-time K thru 5 students, eventually expanding to 536 students.  The enrollment of the school is oversubscribed; however future residents of SweetBay will have an enrollment preference for up to 50% of the available seats.  The school has a $5,300,000 loan outstanding for which the Company has pledged 42 acres of its land as collateral; although the Company is not obligated to repay the loan should the school fail to do so, the Company could lose the land it has pledged as collateral.

Development has begun in Phase One of the community consisting of 32 single family lots and infrastructure around the new school site scheduled to open in the fall of 2014.  When completed, Phase One will include up to 260 single family lots.  Entitlements include a Development Agreement with a 30-year term that sets forth the obligations between SweetBay and Panama City, the local jurisdiction for project approvals.  Panama City and Bay County are considered a recovering housing market, with SweetBay the first and only entitled master planned community of its size in its market area.

At March 31, 2014, real estate held for development and investment includes $6,500,000 related to the SweetBay Project.

Maine Projects

The Maine Projects include Brewster Point, Northeast Point and miscellaneous small buildings and lots in and around Rockport, Maine.  All of these properties are located in mid-coast Maine near the town of Camden, which has traditionally been a summer vacation destination for affluent families from Boston, New York and elsewhere.

Brewster Point, located in the town of Rockport, is an entitled 115 acre oceanfront project subdivided into 45 lots and one existing residence. Brewster Point has lots ranging from half acre to 2 acres with 19 of the 45 lots on the shoreline.  Project amenities are expected to include a working farm, trails, two refurbished barns, 70% open space and multiple access points to the ocean.  The lots are substantially finished and ready for homebuilding.

Northeast Point is an entitled 45 acre project subdivided into 12 oceanfront lots and one existing residence on Islesboro Island, a small island community that is accessed by ferry service from Lincolnville, Maine, just north of Camden, Maine.  Islesboro is predominantly a seasonal destination for affluent families, some of whom have been coming to the island for generations.  The Company expects to begin marketing the Northeast Point lots in the summer of 2014.

The various mixed use buildings in Rockport will be marketed for sale beginning in 2014.

At March 31, 2014, real estate held for development and investment includes $9,700,000 related to the Maine Projects.

Pacho – San Luis Obispo County, CA

The Pacho Project, also referred to as Wild Cherry Canyon, is a leasehold interest in six separate contiguous parcels totaling 2,369 acres of unentitled property located along the central California coast in San Luis Obispo County, California.  The property is located in the hills above San Luis Obispo Bay and Avila Beach and is near several recreational and tourist attractions including beaches, golf courses and wineries.  The city of San Luis Obispo, home of the 18,000 student California Polytechnic State University, is located approximately 10 miles from the site.

The Company owns a 90% controlling interest in the partnerships that are the lessees under an original lease dated December 26, 1968 for a term of 99 years with an option to renew for an additional 99 years.  The lessor is an affiliate of Pacific Gas & Electric, which owns the nearby Diablo Canyon Power Plant.  The property is largely open space used for grazing and features slopes rising above Avila Bay offering spectacular panoramic views in all directions.  Historically, the property has been used for cattle ranching and limited recreational use.  Prior to the Acquisition, a land conservancy group had an option to purchase the property for $22,000,000; however, the option expired unexercised due to the group’s inability to raise funds for the purchase.  The Company purchased the leasehold interest with the intent to begin the very lengthy and difficult process to entitle the property as a residential community.

At March 31, 2014, real estate held for development and investment includes $17,100,000 related to the Pacho Project.

Renaissance Plaza – Brooklyn, NY

Brooklyn Renaissance Plaza is comprised of a 665 room hotel operated by Marriott, an approximate 850,000 square foot office building complex and an 888 space parking garage located in Brooklyn, New York.  The Company owns a 25.80% equity interest in the hotel and a 49% equity interest in the office building and garage.  Upon receipt of a third party consent, the Company’s equity interest in the office building and garage will increase to 61.25%.

The office building and garage are owned in partnership with New York City based Muss Development Corporation and the hotel in partnership with Muss Development Corporation and Marriott International.  Brooklyn Renaissance Plaza was originally built in 1998; an additional hotel tower was completed in 2005.  Tenants in the office building include the King’s County District Attorney’s Office, New York City Board of Education, the United States General Services Administration and the United Federation of Teachers.  Certain tenants were the original anchors of the building and their leases were used to secure construction financing in the form of self-amortizing New York City Industrial Revenue Bonds.  The leases that serve as collateral to the bondholders expire in 2018 at which time the bonds will be fully amortized and paid off.

In addition to its equity interest, Marriott manages the hotel for an annual fee subject to the achievement of certain performance thresholds.  These thresholds have been met in each of the last two calendar years.  The hotel is also subject to a mortgage loan that matures in January 2017; at March 31, 2014, the outstanding amount of the loan was approximately $88,200,000.

BRP Leasing

BRP Leasing is the indirect obligor under a lease of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.  The Company expects that these subleases will provide positive annual cash flow, net of the underlying lease, in excess of $1,000,000 per year.

Liquidity and Capital Resources

For the three month periods ended March 31, 2014 and 2013, net cash was used for operating activities, principally for general and administrative expenses, farming expenses at the Rampage property, estimated federal and state tax payments, real estate expenditures and, in 2013, environmental remediation expenditures.  The Company’s principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries.    As of March 31, 2014, the Company had aggregate cash, cash equivalents and investments of $88,100,000 to meet its current liquidity needs and for future investment opportunities.

The Company has placed $5,000,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with the Myrtle Beach Project; such amount is reflected as restricted cash at March 31, 2014.  BRP Leasing is required to keep $500,000 on deposit in an escrow account to secure its lease obligations.  At March 31, 2014, $1,100,000 was in the escrow account and is classified as restricted cash.

As of March 31, 2014, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	178
Multi-family units	10
Square footage of commercial space	37,800

As more fully discussed in the 2013 10-K, during the last few years residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits at the San Elijo Hills project.

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

During the three month periods ended March 31, 2014 and 2013, the Company sold 10 lots and 2 lots, respectively, from Village A at the Ashville Park project for net cash consideration of $1,650,000 and $300,000, respectively.  During the three month period ended March 31, 2013, the Company sold 90 lots from Village B at the Ashville Park project for net cash consideration of $9,000,000.  Since the Company is obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

During April 2014, the Company closed on the sale of 5 lots from Village A at the Ashville project for aggregate cash proceeds of $850,000 for which it received a non-refundable option deposit of $25,000 prior to March 31, 2014.  During April 2014, the Company closed on the sale of 8  lots at The Market Common for aggregate cash proceeds of $240,000.

As of May 8, 2014, the Company has entered into agreements to sell 23 lots at the San Elijo Hills project to a homebuilder for aggregate cash proceeds of $9,200,000 for which it received a non-refundable option deposit of $920,000 in 2013.  The option payment is non-refundable if the Company fulfills its obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although the agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

As of May 8, 2014, the Company has closed on the sale of 7 single family homes and entered into an agreement to sell 3 single family homes at the San Elijo Hills project for aggregate cash proceeds of $11,000,000 and $4,000,000, respectively, that were repurchased from a homebuilder in October 2012.

As more fully discussed in the 2013 10-K, existing project entitlements for the Fanita Ranch property were successfully challenged under the California Environmental Quality Act related to alleged defects in the Environmental Impact Report (“EIR”).  As a result, during the second quarter of 2013, the City of Santee has decertified the project’s EIR and rescinded the project’s discretionary approvals pending City compliance with the court order.  The Company continues to evaluate its options, which could include addressing the defects in the existing entitlements or submitting an entirely new plan for the project.

Contractual Obligations and Commitments

As a result of the acquisition of BRP Leasing, the Company’s contractual obligations and commitments have increased.  BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at March 31, 2014 (in thousands):

2014	$5,671
2015	7,561
2016	7,561
2017	7,561
2018	6,301
Thereafter	-
$34,655

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Results of Operations

Real Estate Sales Activity

San Elijo Hills Project:

There were no real estate sales at the San Elijo Hills project during the three months ended March 31, 2014 and 2013.

As discussed in the 2013 10-K, a portion of the revenue from sales of real estate in prior years was deferred, and has been recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three month periods ended March 31, 2014 and 2013, revenues include amounts that were previously deferred of $1,000,000 and $200,000, respectively.  These amounts were recognized upon the completion of certain required improvements.

During the three month periods ended March 31, 2014 and 2013, cost of sales of real estate aggregated $400,000 and $40,000, respectively.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the three months ended March 31, 2014 and 2013.  As discussed in the 2013 10-K, the Company continues to evaluate how to maximize the value of this investment while pursuing land sales and processing further entitlements on portions of its property.  The Otay Ranch project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

Ashville Park Project:

During the three month periods ended March 31, 2014 and 2013, the Company closed on sales of real estate and recognized revenues as follows:

	2014	2013

Single family units	10	92
Sales price, net of closing costs	$1,650,000	$9,300,000
Revenues recognized on closing date	$1,550,000	$8,100,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property.

During the three months ended March 31, 2014 and 2013, cost of sales of real estate aggregated $950,000 and $5,700,000, respectively.  Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Other Projects:

Since the Acquisition closed on March 28, 2014, results of operations for the newly acquired projects were not significant.

Other Results of Operations Activity

The Company recorded co-op marketing and advertising fees with respect to its San Elijo Hills and Ashville Park projects of $300,000 and $250,000 for the three month periods ended March 31, 2014 and 2013, respectively.  The Company records these fees when the San Elijo Hills and Ashville Park project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

General and administrative expenses increased for the three month period ended March 31, 2014, as compared to the same period in 2013, primarily due to audit fees, director fees for members of the Special Committee to the Board of Directors related to the Acquisition, professional fees and salaries expense.  Professional fees increased by $500,000 for the three month period ended March 31, 2014 as compared to the same period in 2013 primarily due to the due diligence and valuation analysis performed by outside advisers related to the Acquisition.  Audit fees increased $200,000 and special committee fees increased $125,000 for the three month period ended March 31, 2014 as compared to the same period in 2013 primarily for fees incurred related to the Acquisition.  The increase in salaries of $150,000 during the three month period ended March 31, 2014 as compared to the same period in 2013 principally reflects the addition of one employee and higher bonus expense.  Legal fees declined by $400,000 for the three month period ended March 31, 2014 as compared to the same period in 2013 due to decreased litigation activity related to the Otay Land Company and Flat Rock partially offset by an increase in legal fees related to the Acquisition.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the regions where our business is concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Leucadia’s real estate assets and investments; influence over our affairs by our principal stockholders; and our ability to generate sufficient taxable income to fully realize our deferred tax asset.  For additional information see Part I, Item 1A. Risk Factors in the 2013 10-K and Part II, Item 1A in this Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2013 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

On March 28, 2014, the Company completed the initial closing of the Acquisition of real estate assets and investments from Leucadia. The Company has extended its oversight and monitoring processes that support its internal control over financial reporting to include those operations.  There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.Risk Factors.

Our Form 10-K for the fiscal year ended December 31, 2013 includes a detailed discussion of the Risk Factors applicable to us.  As a result of the Acquisition discussed above, the Company is updating its risk factors to reflect the following.

Historically, we have had real estate investments in California and Virginia.  As a result of our acquisition of real estate assets and investments from Leucadia, we now own real estate projects in other economic regions, including Florida, South Carolina and Maine.  As a result, our financial results are now dependent on the economic strength of various regions within the U.S.  Significant adverse changes in local economic conditions in areas where we own or are developing real estate projects, or concerns about the financial condition of the municipalities in which we have properties, could adversely affect the value of our projects and negatively impact our financial results.

Significant influence over our affairs may be exercised by our principal stockholders and changes in the management or ownership of our principal stockholder could impact our business.  Leucadia is the beneficial owner of an aggregate of 9,460,563 shares of our common stock or approximately 64% of our common stock outstanding as of March 28, 2014.  Pursuant to a stockholders agreement with the Company, Leucadia has agreed that to the extent its ownership of shares of our common stock exceeds 45% of the outstanding voting securities of the Company, Leucadia will limit its vote to no more than 45% of the total outstanding voting securities voting on any matter, assuming all of the total outstanding voting securities not owned by Leucadia vote on such matter.  This concentration of equity ownership may delay or prevent a change in control of our Company and may make some transactions more difficult without the support of Leucadia.

In March 2013, Richard B. Handler and Brian P. Friedman became Leucadia’s Chief Executive Officer and President, respectively, positions formerly occupied by Mr. Cumming and Mr. Steinberg, respectively.

Changes in Leucadia’s management could affect its influence over matters requiring approval by our stockholders, and the interests of Leucadia may not always coincide with the interests of other stockholders.

We may not realize anticipated benefits of the acquisition of Leucadia’s real estate assets and investments and we face uncertainties with respect to our significantly expanded business.    The acquisition is subject to numerous risks and uncertainties including:

•	The failure to realize the anticipated benefits of the transaction;
•	The inability to manage the acquired assets effectively;
•	The disruption of our current ongoing business activity and distraction of management from ongoing business concerns; and
•	The potential for unknown costs associated with the acquired assets.

The acquisition has resulted in a significant change in the composition of our assets. Consequently, our financial condition and results of operations may be affected by factors different from those affecting our financial condition and results of operations historically. In addition, we face risks and uncertainties integrating controls and systems, the failure of which to integrate could adversely affect our business and prospects.

Item 6.Exhibits.

2.1          Purchase Agreement, dated February 28, 2014, by and among HomeFed Corporation, Leucadia National Corporation and certain subsidiaries of Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on February 28, 2014).

4.1          Stockholders Agreement, dated as of March 28, 2014, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on April 3, 2014).

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: May 12, 2014	By:	/s/ Erin N. Ruhe
Erin N. Ruhe
Vice President, Treasurer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit NumberDescription

2.1          Purchase Agreement, dated February 28, 2014, by and among HomeFed Corporation, Leucadia National Corporation and certain subsidiaries of Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on February 28, 2014).

4.1          Stockholders Agreement, dated as of March 28, 2014, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on April 3, 2014).

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-    Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.