Form 10-K/A
period 2013-12-31
HOMEFED CORP
filed 2014-06-04
CIK 833795

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

HomeFed Corporation (“HomeFed,” and the “Company,” “we,” “us” as used herein, refers to HomeFed and its subsidiaries, except as the context may otherwise require), is filing this Amendment No. 2 on Form 10-K/A (the “Second Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2014 (the “Original 10-K”), as amended by the Form 10-K/A filed with the SEC on March 12, 2014 (the “First Amendment”) solely for purposes of filing a new Exhibit 23.  Other than with respect to new Exhibit 23 and the filing of the related certifications, this Second Amendment makes no other changes to the Original 10-K or the First Amendment and does not reflect events occurring after the filing of the Original 10-K or the First Amendment or modify disclosures affected by subsequent events.

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

10.18	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated June 18, 2009). +

10.19	Named Executive Officer Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2014).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Original 10-K).

23	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statements on Form S-8 (File No. 333-97079) and (File No. 333-175563)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the First Amendment).

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the First Amendment).

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

HOMEFED CORPORATION

Date: June 4, 2014	By:	/s/ Erin N. Ruhe
Name: Erin N. Ruhe, Vice President, Treasurer and Controller
Title: (Principal Financial and Accounting Officer)