Form 10-Q
period 2014-06-30
HOMEFED CORP
filed 2014-08-08
CIK 833795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On August 8, 2014, there were 14,873,837 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(Dollars in thousands, except par value)
(Unaudited)	June 30,	December 31,
	2014	2013

ASSETS
Real estate held for development	$141,231	$103,465
Real estate held for investment, net	44,471	3,607
Cash and cash equivalents	62,566	57,306
Restricted cash	6,586	-
Investments available for sale (amortized cost of $31,096 and $31,894)	31,097	31,896
Investment held to maturity, at amortized cost	10,892	-
Equity method investments	88,163	-
Accounts receivable, deposits and other assets	18,848	1,715
Intangible assets, net	13,918	-
Net deferred tax asset	-	6,413

TOTAL	$417,772	$204,402

LIABILITIES
Accounts payable and accrued liabilities	$9,559	$5,822
Below market lease contract intangibles, net	5,333	-
Non-refundable option payments	945	1,015
Liability for environmental remediation	1,517	1,543
Deferred revenue	1,817	2,739
Net deferred tax liability	5,523	-
Income taxes payable	-	3,125
Other liabilities	771	228

Total liabilities	25,465	14,472

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock $.01 par value; 25,000,000 shares authorized;
14,865,837 and 7,879,500 shares outstanding, after deducting 395,409
shares held in treasury	149	79
Additional paid-in capital	582,134	381,171
Accumulated other comprehensive income	1	1
Accumulated deficit	(202,142)	(201,416)
Total HomeFed Corporation common shareholders' equity	380,142	179,835
Noncontrolling interest	12,165	10,095
Total equity	392,307	189,930

TOTAL	$417,772	$204,402

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013
REVENUES
Sales of real estate	$16,708	$953	$19,330	$9,224
Rental income	5,591	133	5,878	254
Co-op marketing and advertising fees	290	280	568	516
	22,589	1,366	25,776	9,994

EXPENSES
Cost of sales	10,920	561	12,270	6,320
Reduction in estimated liability for environmental
remediation	-	(662)	-	(662)
General and administrative expenses	8,532	2,870	12,612	6,123
Farming expenses	934	897	1,925	1,773
Administrative services fees to Leucadia National
Corporation	45	45	90	90
	20,431	3,711	26,897	13,644

Income (loss) before income from equity method investments	2,158	(2,345)	(1,121)	(3,650)

Income from equity method investments	196	-	193	-

Income (loss) from operations	2,354	(2,345)	(928)	(3,650)

Interest and other income	349	448	391	481

Income (loss) before income taxes and noncontrolling
interest	2,703	(1,897)	(537)	(3,169)
Income tax (provision) benefit	(1,119)	750	171	1,247

Net income (loss)	1,584	(1,147)	(366)	(1,922)
Net (income) loss attributable to the noncontrolling
interest	(329)	16	(360)	22

Net income (loss) attributable to HomeFed Corporation
common shareholders	$1,255	$(1,131)	$(726)	$(1,900)

Basic and diluted income (loss) per common share
attributable to HomeFed Corporation common
shareholders	$0.08	$(0.14)	$(0.06)	$(0.24)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$1,584	$(1,147)	$(366)	$(1,922)
Other comprehensive income (loss):
Net unrealized holding losses on investments arising during the period, net of taxes of $(1), $0, $(1) and $(1)	-	-	-	(1)

Net change in unrealized holding losses on investments, net of taxes of $(1), $0, $(1), and $(1)	-	-	-	(1)

Other comprehensive income (loss), net of income taxes	-	-	-	(1)

Comprehensive income (loss)	1,584	(1,147)	(366)	(1,923)

Comprehensive (income) loss attributable to the noncontrolling interest	(329)	16	(360)	22

Comprehensive income (loss) attributable to HomeFed Corporation common shareholders	$1,255	$(1,131)	$(726)	$(1,901)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended June 30, 2014 and 2013
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2013	$79	$380,982	$3	$(212,684)	$168,380	$8,659	$177,039

Net loss				(1,900)	(1,900)	(22)	(1,922)
Other comprehensive
loss, net of taxes			(1)		(1)		(1)
Share-based compensation
expense		95			95		95

Balance, June 30, 2013	$79	$381,077	$2	$(214,584)	$166,574	$8,637	$175,211

Balance, January 1, 2014	$79	$381,171	$1	$(201,416)	$179,835	$10,095	$189,930

Net loss				(726)	(726)	360	(366)
Shares issued to acquire assets from
Leucadia National Corporation	70	200,866			200,936		200,936
Noncontrolling interest acquired from
Leucadia National Corporation						1,710	1,710
Share-based compensation
expense		97			97		97

Balance, June 30, 2014	$149	$582,134	$1	$(202,142)	$380,142	$12,165	$392,307

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2014 and 2013
(In thousands)
(Unaudited)
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(366)	$(1,922)
Adjustments to reconcile net loss to net cash used for operating activities:
Reduction in estimated liability for environmental remediation	-	(662)
Income from equity method investments	(193)	-
Provision for deferred income taxes	94	(291)
Share-based compensation expense	97	95
Depreciation and amortization of property, equipment and leasehold
improvements	962	126
Amortization of intangibles, net	787	-
Other amortization related to investments	(283)	(21)
Changes in operating assets and liabilities:
Real estate, held for development	498	4,086
Restricted cash related to development activities	(5,490)	-
Accounts receivable, deposits and other assets	(2,958)	(182)
Deferred revenue	(922)	1,146
Accounts payable and accrued liabilities	1,714	(2,404)
Non-refundable option payments	(70)	1,692
Liability for environmental remediation	(26)	(2,269)
Income taxes receivable/payable	(3,686)	(2,687)
Other liabilities	311	(2)
Net cash used for operating activities	(9,531)	(3,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired upon acquisition of assets from Leucadia National Corporation	13,983	-
Purchases of investments (other than short-term)	(39,692)	(36,484)
Proceeds from maturities of investments available for sale	40,500	36,400
Net cash provided by (used for) investing activities	14,791	(84)

Net increase (decrease) in cash and cash equivalents	5,260	(3,379)

Cash and cash equivalents, beginning of period	57,306	22,987

Cash and cash equivalents, end of period	$62,566	$19,608

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,420	$1,732

Non-cash investing activities:
Common stock issued for acquisition of assets from Leucadia National Corporation	$200,936	$-

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

In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance will be effective for interim and annual periods beginning after December 15, 2016.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements

Certain amounts have been reclassified to be consistent with the 2014 presentation.

2.   Acquisition

On February 28, 2014, the Company entered into an agreement with Leucadia National Corporation (“Leucadia”) pursuant to which the Company agreed to purchase substantially all of Leucadia’s real estate properties and operations, its membership interests in Brooklyn Renaissance Holding Company LLC (“BRP Holding”) and Brooklyn Renaissance Hotel LLC (“BRP Hotel,” and collectively with BRP Holding, “Brooklyn Renaissance Plaza”), and cash in exchange for 7.5 million newly issued unregistered HomeFed common shares (the “Acquisition”).  On March 28, 2014, the Company completed the initial closing of the Acquisition, which consisted of all of the assets to be acquired except for a portion of Leucadia’s membership interest in BRP Holding, and cash of approximately $12,500,000 (excluding cash acquired as part of working capital), subject to certain post-closing adjustments.  At the initial closing, the Company issued to Leucadia 6,986,337 shares of its unregistered common stock.  Subject to receipt of a third party consent, the Company will acquire the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of the Company’s unregistered common stock.  The Company expects to receive the third-party consent and close on the balance of the Acquisition in the third quarter of 2014.

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

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $5,000,000.  The Company was required to replace the existing letter of credit secured by Leucadia with its own prior to the closing.   The Company placed $5,000,000 on deposit with a qualified financial institution to obtain the replacement letter of credit; such amount is reflected as restricted cash at June 30, 2014.

BRP Leasing is required to keep $500,000 on deposit in an escrow account to secure its lease obligations.  At June 30, 2014, $1,600,000 was in the escrow account and is classified as restricted cash.

The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $200,900,000 (or approximately $29 per share) was based on the fair value of the assets and liabilities acquired in the transaction, and represent the current best estimates of management.  The Company is in the process of finalizing these estimates; accordingly, the fair values of the assets and liabilities acquired are subject to change.  During the three month period ended June 30, 2014, the Company recorded a change in estimate of approximately $4,650,000 related to working capital adjustments. The following table reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets
Real estate held for development	$38,292
Real estate held for investment	41,187
Cash	13,983
Restricted cash	1,096
Investment held to maturity	10,619
Equity method investments	87,970
Intangible assets	14,960
Accounts receivable, deposits and other assets	14,225
Total assets	$222,332

Accounts payable	2,023
Below market lease contract intangibles	5,588
Net deferred tax liability	11,843
Other liabilities	232
Total liabilities	19,686

Noncontrolling interests	1,710

Net assets acquired	$200,936

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

Amounts preliminarily allocated to intangibles and the amortization periods are as follows (in thousands):

		Amortization
	Amount	(in years)

Above market lease contracts	$10,874	1 to 24
Lease in place value	4,086	1 to 24
Intangible assets	$14,960

Below market lease contracts	$5,588	1 to 24

A summary of intangible assets, net at June 30, 2014 is as follows (in thousands):

		Amortization
	Amount	(in years)

Above market lease contracts	$10,287	1 to 24
Lease in place value	3,631	1 to 24
Intangible assets	$13,918

Below market lease contracts	$5,333	1 to 24

The amortization of above and below market lease contracts is recognized in rental income, and the lease in place intangible is amortized to expense over the life of the related lease. The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2014 - $500,000; 2015 - $750,000; 2016 - $600,000; 2017 - $500,000; and thereafter - $1,300,000.

For the six month period ended June 30, 2014, aggregate revenues and pre-tax loss reflected in the consolidated statement of operations for the acquired assets were $6,150,000 and $750,000, respectively.  For the three and six month periods ended June 30, 2014, the Company expensed $150,000 and $1,400,000, respectively, of costs related to the Acquisition.

Unaudited pro forma operating results for the three and six month periods ended June 30, 2014 and 2013, assuming the Acquisition had occurred on January 1, 2013, are as follows (in thousands, except per share amounts):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Revenues	$22,589	$7,564	$30,875	$22,234
Net income (loss) attributable to HomeFed
common shareholders	$1,344	$(1,068)	$(1,301)	$(3,458)
Basic and diluted income (loss) per common share
attributable to HomeFed common shareholders	$0.09	$(0.07)	$(0.09)	$(0.23)

Pro forma adjustments principally reflect the amortization of acquired intangibles and the below market lease contracts, as well as adjustments to historical depreciation expense to account for the difference between the fair value of the acquired assets and their historical cost.  In addition, the Company’s share of Brooklyn Renaissance Plaza’s results is less than historical amounts, reflecting the Company’s share of additional depreciation and amortization expenses for Brooklyn Renaissance Plaza due to its fair value being greater than historical cost.  Actual acquisition costs incurred during the historical 2014 period have been removed from the pro forma 2014 period and are reflected in the pro forma 2013 period.  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the Acquisition had actually occurred as of January 1, 2013.

3.   Investments Available for Sale

The Company’s financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of these investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

Fair Value Measurements Using
					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Identical Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

June 30, 2014
U.S. Treasury securities	$31,100	$31,096	$1	$-	$31,097	$-	$31,097

December 31, 2013
U.S. Treasury securities	$31,900	$31,894	$2	$-	$31,896	$-	$31,896

As of June 30, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis, except for the assets acquired in the Acquisition.

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

At acquisition on March 28, 2014, the Company recorded the Series 2006B bonds at fair value of $10,619,000 based on expected future cash flows discounted at 10%.  The Series 2006B Bonds have been classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated approximately $13,700,000 at June 30, 2014.

At June 30, 2014, the carrying amount of the Series 2006B bonds approximates their fair value.

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

At June 30, 2014, the Company’s equity method investments are comprised of the following (in thousands):

2014

BRP Holding	$62,747
BRP Hotel	25,416
Total	$88,163

The following table provides summarized data with respect to the Company’s equity method investments for the three and six months ended June 30, 2014 (in thousands):

	For the three months	For the six months
	ended June 30, 2014	ended June 30, 2014

Total revenues	$27,238	$50,192
Income from continuing operations before extraordinary items	$3,995	$3,038
Net income	$3,995	$3,038

6.   Income Taxes

The Company does not have any amounts in its consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2009 and with respect to California state income tax returns has expired for all years through 2008.

7.   Income (Loss) Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding.    The numerators and denominators used to calculate basic and diluted loss per share for the three and six month periods ended June 30, 2014 and 2013 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Numerator – net income (loss) attributable to
HomeFed Corporation common shareholders	$1,255	$(1,131)	$(726)	$(1,900)

Denominator for basic income (loss) per share– weighted
average shares	14,866	7,880	11,546	7,880

Stock options	42	-	-	-

Denominator for diluted income (loss) per share– weighted
average shares	14,908	7,880	11,546	7,880

If the effect of stock options were not antidilutive due to the Company’s loss, weighted average shares outstanding would have increased by 9,000 for the three month period ended June 30, 2013, and 37,000 and 7,000 for the six month periods ended June 30, 2014 and 2013, respectively.

8.   Related Party Transactions

Pursuant to an administrative services agreement, Leucadia provides administrative and accounting services, including providing the services of the Company’s Secretary.  Administrative services fee expenses were $45,000 and $90,000 for each of the three and six month periods ended June 30, 2014 and 2013, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  The Company subleases office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended June 30, 2014 and 2013, and $6,000 for each of the six month periods ended June 30, 2014 and 2013.

See Note 2 for information concerning the purchase of assets from Leucadia.  The Company’s Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and also its Chairman, and one of the Company’s Directors, Brian P. Friedman, is the President of Leucadia.

9.   Interest and Other Income

Interest and other income includes interest income of $300,000 and $15,000, respectively, for the three month periods ended June 30, 2014 and 2013, and $330,000 and $35,000 for the six month periods ended June 30, 2014 and 2013, respectively.

During the three and six month periods ended June 2013, Otay Land Company and Flat Rock were awarded $400,000, which was recognized as other income, regarding the lawsuit against one of the parties related to the contamination of the property.

10.  Real Estate Activity

During the three and six month period ended June 30, 2014, the Company sold 10 single family homes at the San Elijo Hills project for aggregate cash proceeds of $15,350,000.

During the three month periods ended June 30, 2014 and 2013, the Company sold 5 lots and 6 lots, respectively, from Village A at the Ashville Park project for net cash consideration of $850,000 and $1,050,000, respectively.  During the six month periods ended June 30, 2014 and 2013, the Company sold 15 lots and 8 lots, respectively, from Village A at the Ashville Park project for net cash consideration of $2,500,000 and $1,350,000, respectively.  During the six month period ended June 30, 2013, the Company sold 90 lots from Village B at the Ashville Park project for net cash consideration of $9,000,000.  Since the Company is obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

During the periods ended June 30, 2014, the Company closed on the sale of 11 single family lots and 4 multi-family lots at The Market Common for aggregate cash proceeds of $400,000 and $100,000, respectively.

As of August 8, 2014, the Company has entered into agreement to sell 23 lots at the San Elijo Hills project to a homebuilder for aggregate cash proceeds of $9,200,000 for which it received a non-refundable option deposit of $920,000 in 2013.  The option payment is non-refundable if the Company fulfills its obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing.  Although the agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

As of August 8, 2014, the Company has entered into an agreement to sell 68 single family lots for $2,400,000 and 57 multi family lots for $1,450,000 at the Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to the Company as part of the Acquisition.  The option payment is non-refundable if the Company fulfills its obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing.  Although the agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

In July 2014, the Company purchased 95 acres of land adjacent to the Rampage property for cash of $1,700,000.  The Company intends to plant an almond orchard on the property.

11.  Commitments

BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at June 30, 2014 (in thousands):

2014	$3,781
2015	7,561
2016	7,561
2017	7,561
2018	6,301
Thereafter	-
$32,765

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

12. Stock Options

On June 12, 2014, options to purchase an aggregate of 7,000 shares of common stock were granted to the members of the Board of Directors under the Company’s 1999 Stock Incentive Plan at an exercise price of $58.00 per share.

13. Segment Information

As the result of the Company entering into an agreement to purchase 95 acres of land adjacent to the Rampage property during the three month period ended June 30, 2014, the Company reevaluated its reportable segments and determined that it has three reportable segments—real estate, farming and corporate.  Farming operations consist of the Rampage property which is currently being utilized as a vineyard.  Corporate primarily consists of income from equity method investments, investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three and six months ended June 30, 2014 and 2013 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, certain real estate projects acquired from Leucadia became wholly owned subsidiaries as of March 28, 2014.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Real estate	$22,586	$1,363	$25,770	$9,988
Farming	-	-	-	-
Corporate	3	3	6	6
Total consolidated revenues	$22,589	$1,366	$25,776	$9,994
			-
Income (loss) from continuing operations before income
taxes:
Real estate	$5,039	$386	$5,740	$1,488
Farming	(974)	(901)	(1,994)	(1,844)
Corporate	(1,362)	(1,382)	(4,283)	(2,813)
Total consolidated income from continuing
operations before income taxes	$2,703	$(1,897)	$(537)	$(3,169)

		June 30,	December 31,
		2014	2013
Identifiable assets employed:
Real estate		$276,740	$117,563
Farming		7,178	13,904
Corporate		133,854	72,935
Total consolidated assets		$417,772	$204,402

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

Transaction with Leucadia

As discussed above, on February 28, 2014, the Company entered into an agreement with Leucadia pursuant to which the Company agreed to purchase substantially all of Leucadia’s real estate properties and operations, its membership interests in BRP Holding and BRP Hotel, and cash in exchange for 7.5 million newly issued unregistered HomeFed common shares.  On March 28, 2014, the Company completed the initial closing of the Acquisition, which consisted of all of the assets to be acquired except for a portion of Leucadia’s membership interest in BRP Holding, and cash of approximately $12,500,000 (excluding cash acquired as part of working capital), subject to certain post-closing adjustments.  At the initial closing, the Company issued to Leucadia

6,986,337 shares of its unregistered common stock.  Subject to receipt of a third-party consent, the Company will acquire the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of the Company’s unregistered common stock.  The Company expects to receive the third-party consent and close on the balance of the Acquisition in the third quarter of 2014.

The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $200,900,000 (or approximately $29 per share) was based on the preliminary fair value of the assets and liabilities acquired in the transaction.  The Acquisition more than doubled the amount of the Company’s assets and common shareholders’ equity.  A brief description of the assets acquired is provided below.

The Market Common - Myrtle Beach, SC

The Market Common is a mixed-used retail, office and residential lifestyle center located in Myrtle Beach, South Carolina, and includes adjacent land for future commercial and residential development.  The 114 acre mixed-use development is part of a larger 3,900 acre redevelopment of the Myrtle Beach Air Force Base that was closed in 1993.  The Market Common includes a 346,580 square foot retail center, approximately 40,000 square feet of office space and 125 long term and 70 short term apartment units.  The retail and office space, which opened in 2008, are currently 90% and 63% leased,  respectively.  The long term apartments are 95% leased, while the short term apartments fluctuate on a seasonal basis.  Tenants in the retail center include: Barnes and Noble, PF Chang’s, Gordon Biersch, Anthropology, Chico’s, Piggly Wiggly, Pottery Barn, Williams-Sonoma, Victoria’s Secret and Grand 14 Cinema.

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

At June 30, 2014, real estate held for development and investment includes $46,100,000 related to The Market Common.

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

Development has begun in the initial portion of Phase 1 of the community consisting of 32 single family lots and infrastructure around the new school site scheduled to open in the fall of 2014.  When completed, Phase 1 will include up to 260 single family lots.  Entitlements include a Development Agreement with a 30-year term that sets forth the obligations between SweetBay and Panama City, the local jurisdiction for project approvals.  Panama City and Bay County are considered a recovering housing market, with SweetBay the first and only entitled master planned community of its size in its market area.

At June 30, 2014, real estate held for development and investment includes $8,550,000 related to the SweetBay Project.

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

Northeast Point is an entitled 45 acre project subdivided into 12 oceanfront lots and one existing residence on Islesboro Island, a small island community that is accessed by ferry service from Lincolnville, Maine, just north of Camden, Maine.  Islesboro is predominantly a seasonal destination for affluent families, some of whom have been coming to the island for generations.  The Company has begun marketing the Northeast Point lots in the summer of 2014.

The various mixed use buildings in Rockport will be marketed for sale beginning in 2014.

At June  30, 2014, real estate held for development and investment includes $9,850,000 related to the Maine Projects.

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

At June 30, 2014, real estate held for development and investment includes $17,100,000 related to the Pacho Project.

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

In addition to its equity interest, Marriott manages the hotel for an annual fee subject to the achievement of certain performance thresholds.  These thresholds have been met in each of the last two calendar years.  The hotel is also subject to a mortgage loan that matures in January 2017; at June 30, 2014, the outstanding amount of the loan was approximately $87,750,000.

BRP Leasing

BRP Leasing is the indirect obligor under a lease of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.  The Company expects that these subleases will provide positive annual cash flow, net of the underlying lease, in excess of $1,000,000 per year.

Liquidity and Capital Resources

For the six month periods ended June 30, 2014 and 2013, net cash was used for operating activities, principally for general and administrative expenses, farming expenses at the Rampage property, estimated federal and state tax payments, real estate expenditures and, in 2013, environmental remediation expenditures.  The Company’s principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income from leased properties, rent payments, fee income from certain projects, dividends and tax sharing payments from its subsidiaries and borrowings from or repayment of advances by its subsidiaries.    As of June 30, 2014, the Company had aggregate cash, cash equivalents and investments of $93,700,000 to meet its current liquidity needs and for future investment opportunities.

The Company has placed $5,000,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with the Myrtle Beach Project; such amount is reflected as restricted cash at June 30, 2014.  BRP Leasing is required to keep $500,000 on deposit in an escrow account to secure its lease obligations.  At June 30, 2014, $1,600,000 was in the escrow account and is classified as restricted cash.

As of June 30, 2014, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	168
Multi-family units	10
Square footage of commercial space	37,800

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

During the three and six month period ended June 30, 2014, the Company sold 10 single family homes at the San Elijo Hills project for aggregate cash proceeds of $15,350,000, that were repurchased from a homebuilder in October 2012.

During the three month periods ended June 30, 2014 and 2013, the Company sold 5 lots and 6 lots, respectively, from Village A at the Ashville Park project for net cash consideration of $850,000 and $1,050,000, respectively.  During the six month periods ended June 30, 2014 and 2013, the Company sold 15 lots and 8 lots, respectively, from Village A at the Ashville Park project for net cash consideration of $2,500,000 and $1,350,000, respectively.  During the six month period ended June 30, 2013, the Company sold 90 lots from Village B at the Ashville Park project for net cash consideration of $9,000,000.  Since the Company is obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

During the three and six month periods ended June 30, 2014, the Company closed on the sale of 11 single family lots and 4 multi-family lots at The Market Common for aggregate cash proceeds of $400,000 and $100,000, respectively.

As of August 8, 2014, the Company has entered into an agreement to sell 23 lots at the San Elijo Hills project to a homebuilder for aggregate cash proceeds of $9,200,000 for which it received a non-refundable option deposit of $920,000 in 2013.  The option payment is non-refundable if the Company fulfills its obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing.  Although the agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

As of August 8, 2014, the Company has entered into an agreement to sell 68 single family lots for $2,400,000 and 57 multi family lots for $1,450,000 at the Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to the Company as part of the Acquisition.  The option payment is non-refundable if the Company fulfills its obligations under the agreement, and will be applied to reduce the amount due from the purchaser at closing.  Although the agreement is binding on the purchaser, should the Company fulfill its obligations under the agreement within the specified timeframes and the purchaser decides not to close, the Company’s recourse will be primarily limited to retaining the option payment.

Contractual Obligations and Commitments

As a result of the acquisition of BRP Leasing, the Company’s contractual obligations and commitments have increased.  BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at June 30, 2014 (in thousands):

2014	$3,781
2015	7,561
2016	7,561
2017	7,561
2018	6,301
Thereafter	-
$32,765

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Results of Operations

Real Estate

San Elijo Hills Project:

During the three and six month period ended June 30, 2014, the Company sold 10 single family homes at the San Elijo Hills project for aggregate cash proceeds of $15,350,000.  There were no real estate sales at the San Elijo Hills project during the three and six months ended June 30, 2013.

As discussed in the 2013 10-K, a portion of the revenue from sales of real estate in prior years was deferred, and has been recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three month period ended June 30, 2014, revenues include amounts that were previously deferred of $50,000.  There was no work completed on lots sold during the three month period ended June 30, 2013.  For the six month periods ended June 30, 2014 and 2013, revenues include amounts that were previously deferred of $1,050,000 and $200,000, respectively. These amounts were recognized upon the completion of certain required improvements.

Cost of sales at the San Elijo Hills project aggregated $10,250,000 during the three month period ended June 30, 2014, and $10,650,000 and $40,000 during the six month periods ended June 30, 2014 and 2013, respectively.

The Company recorded co-op marketing and advertising fees related to the San Elijo Hills project of $200,000 for each of the three month periods ended June 30, 2014 and 2013, and $450,000 for each of the six month periods ended June 30, 2014 and 2013.  The Company records these fees when the project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

General and administrative expenses decreased by $100,000 and $150,000 for the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in the prior year, primarily due to the settlement of a legal dispute during the second quarter of 2013.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the periods ended June 30, 2014 and 2013.  During the second quarter of 2014, the Company received final approval for the balance of its entitlements.  The Otay Ranch project is now approved for 6,050 residential units and 1.8 million square feet of commercial space.  As part of this approval, a $1,000,000 university endowment payment was made by the Company, and the Company dedicated a 50 acre parcel to the City of Chula Vista.  The Otay Ranch project is in the early stages of development; as a result, the Company does not expect any sales activity in the near future.

For the three and six month periods ended June 2013, interest and other income reflects $400,000 that was awarded to Otay Land Company and its subsidiary in connection with a lawsuit against one of the parties related to the contamination of the property.

Ashville Park Project:

During the three and six month periods ended June 30, 2014 and 2013, the Company closed on sales of real estate and recognized revenues as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Single family units	5	6	15	98
Sales price, net of closing costs	$850,000	$1,050,000	$2,500,000	$10,350,000
Revenues recognized on closing date	$800,000	$950,000	$2,350,000	$9,050,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property.

Cost of sales of real estate aggregated $500,000 and $600,000 during the three months ended June 30, 2014 and 2013, respectively.  Cost of sales of real estate at Ashville Park aggregated $1,450,000 and $6,300,000 during the six months ended June 30, 2014 and 2013, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

The Company recorded co-op marketing and advertising fees related to Ashville Park of $80,000 and $60,000 for the three month periods ended June 30, 2014 and 2013, respectively, and $120,000 and $60,000 for the six month period ended June 30, 2014 and 2013, respectively.  The Company records these fees when the project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide the Company with funds to conduct its marketing activities.

BRP Leasing:

Rental income from BRP leasing was $2,900,000 for the three and six month periods ended June 30, 2014.  General and administrative expenses include rent expenses of $2,250,000 for the three and six month periods ended June 30, 2014.

Farming

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.  Farming expenses increased for the three and six month periods ended June 30, 2014, as compared to the same periods ended June 30, 2013, primarily due to increased use of water resources.  For the six month period ended June 30, 2014, the increase is also due to the timing of the pruning and fertilization activities.

Corporate

General and administrative expenses increased for the three and six month periods ended June 30, 2014, as compared to the same periods in the prior year, primarily due to audit fees, legal fees and salaries expense. Audit fees increased by $100,000 and $350,000, and legal fees increased by $100,000 and $500,000 for the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in 2013 related to the additional work involved with the Acquisition.  The increase in salaries of $80,000 and $200,000, respectively, during the three and six month period ended June 30, 2014 as compared to the same periods in 2013 principally reflects the addition of one employee and higher base salaries.

Professional fees also increased by $400,000 for the six month period ended June 30, 2014 as compared to the same period in 2013 primarily due to the due diligence and valuation analysis performed by outside advisers related to the Acquisition. General and administrative expenses also increased for the six month period ended June 30, 2014 as compared to the same period in 2013 due to director fees for members of the Special Committee to the Board of Directors related to the Acquisition.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect the Company’s actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the regions where our business is concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Leucadia’s real estate assets and investments; influence over our affairs by our principal stockholders; and our ability to generate sufficient taxable income to fully realize our deferred tax asset.  For additional information see Part I, Item 1A. Risk Factors in the 2013 10-K and Part II, Item 1A of the Company’s Form 10-Q for the period ended March 31, 2014.

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

Item 4.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.Exhibits.

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: August 8, 2014	By:	/s/ Erin N. Ruhe
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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.