Form 10-Q
period 2014-09-30
HOMEFED CORP
filed 2014-11-10
CIK 833795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

Commission File Number 1-10153

HOMEFED CORPORATION

(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0304982 (I.R.S. Employer
Identification Number)
1903 Wright Place, Suite 220, Carlsbad, California (Address of principal executive offices)	92008 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 3, 2014, there were 15,387,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(Dollars in thousands, except par value)
(Unaudited)	September 30,	December 31,
	2014	2013

ASSETS
Real estate held for development	$146,213	$103,465
Real estate held for investment, net	44,181	3,607
Cash and cash equivalents	54,829	57,306
Restricted cash	6,371	-
Investments available for sale (amortized cost of $33,497 and $31,894)	33,498	31,896
Investment held to maturity, at amortized cost	11,086	-
Equity method investments	102,778	-
Accounts receivable, deposits and other assets	21,032	1,715
Intangible assets, net	12,986	-
Net deferred tax asset	-	6,413

TOTAL	$432,974	$204,402

LIABILITIES
Accounts payable and accrued liabilities	$7,677	$5,822
Below market lease contract intangibles, net	5,003	-
Non-refundable option payments	945	1,015
Liability for environmental remediation	1,508	1,543
Deferred revenue	1,906	2,739
Net deferred tax liability	5,916	-
Income taxes payable	142	3,125
Other liabilities	784	228

Total liabilities	23,881	14,472

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock $.01 par value; 25,000,000 shares authorized;
15,387,500 and 7,879,500 shares outstanding, after deducting 395,409
shares held in treasury	154	79
Additional paid-in capital	597,220	381,171
Accumulated other comprehensive income	1	1
Accumulated deficit	(200,588)	(201,416)
Total HomeFed Corporation common shareholders' equity	396,787	179,835
Noncontrolling interest	12,306	10,095
Total equity	409,093	189,930

TOTAL	$432,974	$204,402

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013
REVENUES
Sales of real estate	$2,632	$803	$21,962	$10,027
Rental income	6,004	126	11,882	380
Farming revenues	4,549	3,805	4,549	3,805
Co-op marketing and advertising fees	216	356	784	872
	13,401	5,090	39,177	15,084

EXPENSES
Cost of sales	308	471	12,578	6,791
Rental operating expenses	5,921	77	11,037	224
Farming expenses	929	881	2,854	2,654
General and administrative expenses	3,514	2,490	11,010	8,466
Reduction in estimated liability for environmental
remediation	-	-	-	(662)
Administrative services fees to Leucadia National
Corporation	45	45	135	135
	10,717	3,964	37,614	17,608

Income (loss) before income from equity method
investments	2,684	1,126	1,563	(2,524)

Income (loss) from equity method investments	(158)	-	35	-

Income (loss) from operations	2,526	1,126	1,598	(2,524)

Interest and other income	341	379	732	860

Income (loss) before income taxes and noncontrolling
interest	2,867	1,505	2,330	(1,664)
Income tax (provision) benefit	(1,172)	(621)	(1,001)	626

Net income (loss)	1,695	884	1,329	(1,038)
Net (income) loss attributable to the noncontrolling
interest	(141)	18	(501)	40

Net income (loss) attributable to HomeFed Corporation
common shareholders	$1,554	$902	$828	$(998)

Basic and diluted earnings (loss) per common share
attributable to HomeFed Corporation common
shareholders	$0.10	$0.11	$0.07	$(0.13)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended September 30, 2014 and 2013
(In thousands)
(Unaudited)

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$1,695	$884	$1,329	$(1,038)
Other comprehensive income (loss):
Net unrealized holding losses on investments arising during the period, net of taxes of $(1), $0, $(1) and $(1)	-	-	-	(1)

Net change in unrealized holding losses on investments, net of taxes of $(1), $0, $(1), and $(1)	-	-	-	(1)

Other comprehensive income (loss), net of income taxes	-	-	-	(1)

Comprehensive income (loss)	1,695	884	1,329	(1,039)

Comprehensive (income) loss attributable to the noncontrolling interest	(141)	18	(501)	40

Comprehensive income (loss) attributable to HomeFed Corporation common shareholders	$1,554	$902	$828	$(999)

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended September 30, 2014 and 2013
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2013	$79	$380,982	$3	$(212,684)	$168,380	$8,659	$177,039

Net loss				(998)	(998)	(40)	(1,038)
Other comprehensive
loss, net of taxes			(1)		(1)		(1)
Share-based compensation
expense		142			142		142

Balance, September 30, 2013	$79	$381,124	$2	$(213,682)	$167,523	$8,619	$176,142

Balance, January 1, 2014	$79	$381,171	$1	$(201,416)	$179,835	$10,095	$189,930

Net income				828	828	501	1,329
Shares issued to acquire assets from
Leucadia National Corporation	75	215,634			215,709		215,709
Noncontrolling interest acquired from
Leucadia National Corporation						1,710	1,710
Share-based compensation
expense		149			149		149
Exercise of options to purchase
common shares, including excess
tax benefit		266			266		266

Balance, September 30, 2014	$154	$597,220	$1	$(200,588)	$396,787	$12,306	$409,093

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended September 30, 2014 and 2013
(In thousands)
(Unaudited)
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,329	$(1,038)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Reduction in estimated liability for environmental remediation	-	(662)
Income from equity method investments	(35)	-
Provision for deferred income taxes	487	175
Share-based compensation expense	149	142
Excess tax benefit from exercise of stock options	(78)	-
Depreciation and amortization of property, equipment and leasehold
improvements	1,960	185
Amortization of intangibles, net	1,389	-
Other amortization related to investments	(562)	(29)
Changes in operating assets and liabilities:
Real estate, held for development	(4,512)	1,319
Restricted cash related to development activities	(5,275)	-
Accounts receivable, deposits and other assets	(6,302)	(3,873)
Deferred revenue	(833)	893
Accounts payable and accrued liabilities	(168)	(1,357)
Non-refundable option payments	(70)	3,307
Liability for environmental remediation	(35)	(2,336)
Income taxes receivable/payable	(2,905)	(2,532)
Other liabilities	324	26
Net cash used for operating activities	(15,137)	(5,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired upon acquisition of assets from Leucadia National Corporation	13,983	-
Purchases of investments (other than short-term)	(58,789)	(46,582)
Proceeds from maturities of investments available for sale	57,200	46,500
Net cash provided by (used for) investing activities	12,394	(82)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options to purchase common shares	188	-
Excess tax benefit from exercise of stock options	78	-
Net cash provided by financing activities	266	-

Net decrease in cash and cash equivalents	(2,477)	(5,862)

Cash and cash equivalents, beginning of period	57,306	22,987

Cash and cash equivalents, end of period	$54,829	$17,125

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,420	$1,732

Non-cash investing activities:
Common stock issued for acquisition of assets from Leucadia National Corporation	$215,709	$-

See notes to interim consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

1.   Accounting Developments

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in our audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report filed on Form 10-K for such year (the “2013 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2013 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

In January 2014, we adopted new Financial Accounting Standards Board (“FASB”) guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such net operating loss carryforward, similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position.  In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2014, the FASB issued new guidance on the reporting of discontinued operations.  The new guidance requires that disposal of a component of an entity or a group of components of an entity be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and would require expanded disclosures.  This guidance will be effective prospectively within annual periods beginning on or after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance will be effective for interim and annual periods beginning after December 15, 2016.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Certain amounts have been reclassified to be consistent with the 2014 presentation.   In addition, certain operating costs have been reclassified from general & administrative expenses and separately stated on the statement of operations as rental operating expenses for the three and nine month periods ended September 30, 2014.  Rental operating expenses of $5,100,000 were included in general and administrative expenses during the six month period ended June 30, 2014.

2.   Acquisition

On February 28, 2014, we entered into an agreement with Leucadia National Corporation (“Leucadia”) pursuant to which we agreed to purchase substantially all of Leucadia’s real estate properties and operations, its membership interests in Brooklyn Renaissance Holding Company LLC (“BRP Holding”) and Brooklyn Renaissance Hotel LLC (“BRP Hotel,” and collectively with BRP Holding, “Brooklyn Renaissance Plaza”), and cash in exchange for 7.5 million newly issued unregistered HomeFed common shares (the “Acquisition”).  On March 28, 2014, we completed the initial closing of the Acquisition, which consisted of all of the assets to be acquired except for a portion of Leucadia’s membership interest in BRP Holding, and cash of approximately $12,500,000 (excluding cash acquired as part of working capital), subject to certain post-closing adjustments.  At the initial closing, we issued to Leucadia 6,986,337 shares of our unregistered common stock.  During September 2014, upon receipt of a necessary third party consent, we acquired the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of our unregistered common stock.

The entities and assets acquired from Leucadia are described below.  Except for the 90% partnership interest in each of Pacho Limited Partnership and San Luis Bay Limited Partnership and the membership interests in Brooklyn Renaissance Plaza, we acquired 100% of the equity interests of the entities listed below.  All of the entities are consolidated by us, except for the membership interests in Brooklyn Renaissance Plaza, which are accounted for under the equity method of accounting.  We did not assume any debt or liabilities in the transaction other than liabilities incurred in the normal course of business.

Entities/Assets Acquired	Business	Location

BEI-Beach, LLC; LUK-MB2, LLC; LUK-MB3, LLC; LUK-MB5, LLC; Palm Isle Capital, LLC (collectively, “The Market Common”)	Fully developed mixed-used retail, commercial and residential lifestyle center properties that are being leased; land for commercial and residential development	Myrtle Beach, South Carolina
Panama City BEI Holdings, LLC and its subsidiaries (the “SweetBay Project”)	Mixed-use master planned community on 700 acres of land under development	Panama City, Florida
North East Point, LLC, HFC-Glen Cove, LLC, HFC-Rockport, LLC and Maine Seaboard Realty LLC (collectively, the “Maine Projects”)	160 acres of land under development for residential lots; and various mixed used buildings	Islesboro, Maine, Brewster Point, Maine and Rockport, Maine
BRP Leasing LLC (“BRP Leasing”)	Indirect obligor of certain leased office space at Brooklyn Renaissance Plaza and beneficiary of related subleases	Brooklyn, New York
90% partnership interests in Pacho Limited Partnership and San Luis Bay Limited Partnership (“Pacho Project”)	Long-term leasehold interest in 2,369 acres of unentitled land	San Luis Obispo County, California
BRP Hotel	25.8% membership interest in a 665 room Marriott hotel	Brooklyn, New York
BRP Holding	61.25% membership interest in a 850,000 square foot office building complex and 888 space parking garage	Brooklyn, New York

At September 30, 2014, Leucadia’s aggregate interest in our common shares, including Leucadia’s approximate 31% interest owned prior to the Acquisition, is approximately 65%.  Pursuant to a stockholders agreement between us and Leucadia, Leucadia has agreed to limit its voting rights such that it will not have a majority voting interest in the Company.

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $5,000,000.  Prior to closing, we were required to replace the existing letter of credit.    We placed $5,000,000 on deposit with a qualified

financial institution to obtain the replacement letter of credit; such amount is reflected as restricted cash at September 30, 2014.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At September 30, 2014, $1,350,000 was in the escrow account and is classified as restricted cash.

The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $215,700,000 (or approximately $29 per our common share included in the consideration) was based on the fair value of the assets and liabilities acquired in the transaction and represent the current best estimates of management.  We are in the process of finalizing these estimates; accordingly, the fair values of the assets and liabilities acquired are subject to change.  Subsequent to the initial allocation of the purchase price,  we recorded a change in estimate of approximately $4,650,000 related to working capital adjustments. The following table reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets
Real estate held for development	$38,292
Real estate held for investment	41,187
Cash	13,983
Restricted cash	1,096
Investment held to maturity	10,619
Equity method investments	102,743
Intangible assets	14,960
Accounts receivable, deposits and other assets	14,225
Total assets	$237,105

Accounts payable	2,023
Below market lease contract intangibles	5,588
Net deferred tax liability	11,843
Other liabilities	232
Total liabilities	19,686

Noncontrolling interests	1,710

Net assets acquired	$215,709

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

Our management employed an independent third-party appraiser to assist us in determining the fair values of the assets acquired and liabilities assumed.  The fair values of the individual real estate projects and investments were estimated by applying various valuation techniques including the income, market and cost approach. The income approach included discounted cash flow analyses, the market approach included comparable sales and rental information in local and national markets, and the cost approach incorporated replacement cost information.  Generally, all three valuation techniques were used to determine the fair values of real estate assets and equity method investments, the income approach was used to determine the fair value of the investment held to maturity and the market approach was used to determine the fair value of intangibles.  The more significant assumptions include discount rates ranging from 7% to 22%, and terminal values based on direct cap rates ranging from 6.5% to 9.5%.  The fair values of noncontrolling interests, which represent 10% of the partnership interests in the Pacho Project, were based on the fair values determined for the entire project.

Amounts preliminarily allocated to intangibles and the amortization periods are as follows (in thousands):

		Amortization
	Amount	(in years)

Above market lease contracts	$10,874	1 to 24
Lease in place value	4,086	1 to 24
Intangible assets	$14,960

Below market lease contracts	$5,588	1 to 24

A summary of intangible assets, net at September 30, 2014 is as follows (in thousands):

		Amortization
	Amount	(in years)

Above market lease contracts	$9,719	1 to 24
Lease in place value	3,267	1 to 24
Intangible assets	$12,986

Below market lease contracts	$5,003	1 to 24

The amortization of above and below market lease contracts is recognized in rental income, and the lease in place intangible is amortized to expense over the life of the related lease. The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2014 - $200,000; 2015 - $750,000; 2016 - $550,000; 2017 - $500,000; 2018 - $300,000 and thereafter - $950,000.

Aggregate revenues and pre-tax income reflected in the consolidated statement of operations for the acquired assets were $7,000,000 and $400,000 for the three month period ended September 30, 2014, respectively, and $13,400,000 and $950,000 for the nine month period ended September 30, 2014, respectively.  For the three and nine month periods ended September 30, 2014, we expensed $750,000 and $2,200,000, respectively, of costs related to the Acquisition.

Unaudited pro forma operating results for the three and nine month periods ended September 30, 2014 and 2013, assuming the Acquisition had occurred on January 1, 2013, are as follows (in thousands, except per share amounts):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Revenues	$13,401	$11,022	$44,276	$33,256
Net income (loss) attributable to HomeFed
common shareholders	$1,952	$(502)	$396	$(3,960)
Basic and diluted income (loss) per common share
attributable to HomeFed common shareholders	$0.13	$(0.03)	$0.03	$(0.26)

Pro forma adjustments principally reflect the amortization of acquired intangibles and the below market lease contracts, as well as adjustments to historical depreciation expense to account for the difference between the fair value of the acquired assets and their historical cost.  In addition, our share of Brooklyn Renaissance Plaza’s results is less than historical amounts, reflecting our share of additional depreciation and amortization expenses for Brooklyn Renaissance Plaza due to its fair value being greater than historical cost.  Actual acquisition costs incurred during the historical 2014 period have been removed from the pro forma 2014 period and are reflected in the pro forma 2013 period.  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the Acquisition had actually occurred as of January 1, 2013.

3.   Investments Available for Sale

Our financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of these investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

Fair Value Measurements Using
					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Identical Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

September 30, 2014
U.S. Treasury securities	$33,500	$33,497	$1	$-	$33,498	$-	$33,498

December 31, 2013
U.S. Treasury securities	$31,900	$31,894	$2	$-	$31,896	$-	$31,896

As of September 30, 2014, we did not have any assets or liabilities measured at fair value on a nonrecurring basis, except for the remaining interest in BRP Holding acquired in September 2014.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.  We did not invest in any derivatives or engage in any hedging activities.

4.   Investment Held to Maturity

In connection with The Market Common, Leucadia purchased bonds designated as “Tax Increment Bonds (Myrtle Beach Air Force Base Redevelopment Project Area, Junior Lien Series 2006B)” (the “Series 2006B Bonds”) issued by the City of Myrtle Beach, South Carolina (the “City”).  We acquired these bonds as part of the Acquisition.  Interest and principal on the Series 2006B Bonds are special obligations of the City payable only from specified tax increment to be deposited in a special revenue account pursuant to an ordinance enacted by the City Council.  The Series 2006B Bonds are junior to Series 2006A Bonds issued by the City in the original principal amount of $30,795,000.  Interest and principal on the Series 2006B Bonds will not be paid until there is sufficient tax increment to service the interest and principal due on the Series 2006A Bonds and to establish various reserves and deposits.  The tax increment that is pledged to service both bond series is generated from developed and to be developed residential and commercial property owned by us, and from two other large residential development projects adjacent to our project owned by third parties that are currently under development.  The Series 2006B Bonds bear interest at the rate of 7.5% per annum, payable semi-annually.  Currently there is not sufficient tax increment to fully pay interest on the Series 2006B Bonds.  The Series 2006B Bonds mature in October 2031.

At acquisition on March 28, 2014, we recorded the Series 2006B bonds at fair value of $10,619,000 based on expected future cash flows discounted at 10%.  The Series 2006B Bonds have been classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated approximately $13,800,000 at September 30, 2014.

At September 30, 2014, the carrying amount of the Series 2006B bonds approximates their fair value.

5.   Equity Method Investments

During September 2014, we acquired the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of our unregistered common stock and increased our membership interest to 61.25%.  Although we have a majority interest, we concluded that we do not have control but only the ability to exercise significant influence on this investment.  As such, we elected to account for BRP Holding under the equity method of accounting.

We also own a 25.8% membership interest in BRP Hotel and we account for it under the  equity method of accounting.

Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as income (loss) from equity method investments.   The recognition of our share of the investees’ results takes into account any special rights or priorities of investors; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses.

At September 30, 2014, our equity method investments are comprised of the following (in thousands):

2014

BRP Holding	$77,071
BRP Hotel	25,707
Total	$102,778

The following table provides summarized data with respect to our equity method investments for the three and nine months ended September 30, 2014 (in thousands):

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014

Total revenues	$25,892	$76,084
Income from continuing operations before extraordinary items	$2,601	$5,639
Net income	$2,601	$5,639

6.   Income Taxes

We do not have any amounts in our consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions.  The statute of limitations with respect to our federal income tax returns has expired for all years through 2010 and with respect to California state income tax returns has expired for all years through 2009.

7.   Earnings (loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.    The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2014 and 2013 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Numerator – net income (loss) attributable to
HomeFed Corporation common shareholders	$1,554	$902	$828	$(998)

Denominator for basic earnings (loss) per share– weighted
average shares	14,917	7,880	12,682	7,880

Stock options	42	18	39	-

Denominator for diluted earnings (loss) per share– weighted
average shares	14,959	7,898	12,721	7,880

For the nine month period ended September 30, 2013, there is no difference between basic and diluted per share amounts because all stock options were antidilutive.

8.   Related Party Transactions

Pursuant to an administrative services agreement, Leucadia provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 and $135,000 for each of the three and nine month periods ended September 30, 2014 and 2013, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three month periods ended September 30, 2014 and 2013, and $9,000 for each of the nine month periods ended September 30, 2014 and 2013.

See Note 2 for information concerning the purchase of assets from Leucadia.  Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s Board, and one of our Directors, Brian P. Friedman, is the President of Leucadia.

9.   Interest and Other Income

Interest and other income includes interest income of $300,000 and $10,000, respectively, for the three month periods ended September 30, 2014 and 2013, and $600,000 and $45,000 for the nine month periods ended September 30, 2014 and 2013, respectively.

During the three and nine month periods ended September 30, 2013, Otay Land Company and Flat Rock were awarded $350,000 and $750,000, respectively, which was recognized as other income, regarding the lawsuit against one of the parties related to the contamination of the property.

10.  Real Estate Activity

During the nine month period ended September 30, 2014, we sold 10 single family homes at the San Elijo Hills project for aggregate cash proceeds of $15,350,000.

Revenues from sales of real estate at the San Elijo Hills project also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $1,800,000 for the three and nine month periods ended September 30, 2014.

There were no sales related to Village A at the Ashville Park project during the three month period ended September 30, 2014.  During the three month period ended September 30, 2013, we sold 3 lots from Village A at the Ashville Park project for net cash consideration of $550,000.  During the nine month periods ended September 30, 2014 and 2013, we sold 15 lots and 11 lots, respectively, from Village A at the Ashville Park project for net cash consideration of $2,500,000 and $1,900,000, respectively.  During the nine month period ended September 30, 2013, we sold 90 lots from Village B at the Ashville Park project for net cash consideration of $9,000,000.  Since we are obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

During the three month period ended September 30, 2014, we closed on the sale of 16 single family lots and 7 multi-family lots at The Market Common for aggregate cash proceeds of $550,000 and $200,000, respectively.  During the nine month period ended September 30, 2014, we closed on the sale of 27 single family lots and 11 multi-family lots at The Market Common for aggregate cash proceeds of $950,000 and $300,000, respectively.

Revenues from sales of real estate at the Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $200,000 and $300,000 for the three and nine month periods ended September 30, 2014, respectively.

As of November 3, 2014, we have closed on the sale of 37 lots from Village B at the Ashville Park project for net cash consideration of $4,400,000.  We have also entered into an agreement to sell another 37 lots from Village B at the Ashville project for net cash consideration of $5,200,000.  A non-refundable deposit of $950,000 was received in October 2014 and will be applied to reduce the amount due from the purchaser at closing.

As of November 3, 2014, we have entered into an agreement to sell 23 lots at the San Elijo Hills project to a homebuilder for aggregate cash proceeds of $9,200,000 for which we received a non-refundable option deposit of $920,000 in 2013.

As of November 3, 2014, we have entered into an agreement to sell 52 single family lots for $1,800,000 and 53 multi-family lots for $1,350,000 at the Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

Option payments are non-refundable if we fulfill our obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should we fulfill our obligations under the agreements within the specified timeframes and the purchasers decide not to close, our recourse will be primarily limited to retaining the option payments.

In July 2014, we purchased 95 acres of land adjacent to the Rampage property for cash of $1,700,000.  We have begun to plant an almond orchard on the property.

11.  Commitments

BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at September 30, 2014 (in thousands):

Remainder of 2014	$1,890
2015	7,561
2016	7,561
2017	7,561
2018	6,301
Thereafter	-
$30,874

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

A school at the SweetBay Project has a $5,525,000 loan outstanding for which we have pledged 42 acres of land as collateral; although we are not obligated to repay the loan should the school fail to do so, we could lose the land we have pledged as collateral.

12. Stock Compensation

On June 12, 2014, options to purchase an aggregate of 7,000 shares of common stock were granted to the members of the Board of Directors under our 1999 Stock Incentive Plan at an exercise price of $58.00 per share.

On August 13, 2014, the Board of Directors adopted the RSU Opportunity Plan (the “Plan”) and approved a RSU Opportunity Notice (the “Notice”).  An aggregate of 100,000 shares of Common Stock is available to be issued under the Plan to our executive officers (the “Participants”).  Participants may be granted restricted stock units (“RSUs”) based on satisfaction of established performance criteria at the end of the performance period specified in the Plan.  The performance period ends on December 31, 2016, and the degree which performance criteria has been satisfied and the actual amount of any awards to be granted are in the sole discretion of the Board of Directors.  In the event that the Board of Directors determines that awards should be granted, the Board will issue awards no later than April 1, 2017.

13. Segment Information

As the result of our entering into an agreement to purchase 95 acres of land adjacent to the Rampage property during the second quarter of 2014, we reevaluated our reportable segments and determined that we have three reportable segments—real estate, farming and corporate.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard under development.  Corporate primarily consists of income from equity method investments, investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three and nine months ended September 30, 2014 and 2013 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, certain real estate projects acquired from Leucadia became wholly owned subsidiaries as of March 28, 2014.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Real estate	$8,849	$1,282	$34,619	$11,270
Farming	4,549	3,805	4,549	3,805
Corporate	3	3	9	9
Total consolidated revenues	$13,401	$5,090	$39,177	$15,084

Income (loss) from continuing operations before income
taxes and noncontrolling interest:
Real estate	$1,807	$323	$7,746	$1,812
Farming	3,573	2,920	1,579	1,076
Corporate	(2,513)	(1,738)	(6,995)	(4,552)
Total consolidated income (loss) from continuing
operations before income taxes and noncontrolling
interest	$2,867	$1,505	$2,330	$(1,664)

		September 30,	December 31,
		2014	2013
Identifiable assets employed:

Real estate	$276,085	$138,444
Farming	11,643	13,904
Corporate	145,246	52,054
Total consolidated assets	$432,974	$204,402

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the fiscal year ended December 31, 2013 (the “2013-K”).

Transaction with Leucadia

As discussed above, on February 28, 2014, we entered into an agreement with Leucadia pursuant to which we agreed to purchase substantially all of Leucadia’s real estate properties and operations, its membership interests in BRP Holding and BRP Hotel, and cash in exchange for 7.5 million newly issued unregistered HomeFed common shares.  On March 28, 2014, we completed the initial closing of the Acquisition, which consisted of all of the assets to be acquired except for a portion of Leucadia’s membership interest in BRP Holding, and cash of approximately $12,500,000 (excluding cash acquired as part of working capital), subject to certain post-closing adjustments.  At the initial closing, we issued to Leucadia 6,986,337 shares of our unregistered common stock.  During September 2014, upon receipt of a necessary third party consent, we acquired the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of our unregistered common stock.

The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $215,700,000 (or approximately $29 per our common share included in the consideration) was based on the preliminary fair value of the assets and liabilities acquired in the transaction.  The Acquisition more than doubled the amount of our assets and common shareholders’ equity.  A brief description of the assets acquired is provided below.

The Market Common - Myrtle Beach, SC

The Market Common is a mixed-used retail, office and residential lifestyle center located in Myrtle Beach, South Carolina, and includes adjacent land for future commercial and residential development.  The 114 acre mixed-use development is part of a larger 3,900 acre redevelopment of the Myrtle Beach Air Force Base that was closed in 1993.  The Market Common includes a 346,580 square foot retail center, approximately 40,000 square feet of office space and 125 long term and 70 short term apartment units.  The retail and office space, which opened in 2008, are currently 90% and 63% leased,  respectively. The long term apartments are 90% leased, while the short term apartments fluctuate on a seasonal basis.  Tenants in the retail center include: Barnes and Noble, PF Chang’s, Gordon Biersch, Anthropology, Chico’s, Piggly Wiggly, Pottery Barn, Williams-Sonoma, Victoria’s Secret and Grand 14 Cinema.

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

At September 30, 2014, real estate held for development and investment includes $45,800,000 related to The Market Common.

SweetBay – Panama City, FL

The SweetBay Project is a 700 acre mixed use master planned community located in Panama City, Florida.  The project is a bay front planned community with over five miles of shoreline at the site of the former Panama City-

Bay County International Airport.  SweetBay is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, a marina with approval for 117 wet slips and 240 dry docks, as well as an extensive trail system, neighborhood parks and the new site of University Park Charter Academy.  The school opened in 2012 in cooperation with Florida State University-Panama City and is relocating to the renovated former airport terminal building which will provide space for 330 full-time K thru 5 students, eventually expanding to 536 students.  The enrollment of the school is oversubscribed; however future residents of SweetBay will have an enrollment preference for up to 50% of the available seats.  For the 2014-2015 school year, 54 student seats have been reserved for residents of SweetBay.  After the 2014-2015 school year, we may increase or decrease the number of reserved seats for SweetBay residents in an annual notice to the school prior to commencement of the following school year.  The financial contribution for reserved student seats is an amount equal to the state funding per student as determined by the Bay County School District and the State of Florida.

The school has a $5,525,000 loan outstanding for which we have pledged 42 acres of its land as collateral; although we are not obligated to repay the loan should the school fail to do so, we could lose the land we have pledged as collateral.

Development has begun in the initial portion of Phase 1 of the community consisting of 32 single family lots and infrastructure around the new school site which opened in August 2014.  When completed, Phase 1 will include up to 260 single family lots.  Entitlements include a Development Agreement with a 30-year term that sets forth the obligations between SweetBay and Panama City, the local jurisdiction for project approvals.  Panama City and Bay County are considered a recovering housing market, with SweetBay the first and only entitled master planned community of its size in its market area.

At September 30, 2014, real estate held for development and investment includes $9,600,000 related to the SweetBay Project.

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

Northeast Point is an entitled 45 acre project subdivided into 12 oceanfront lots and one existing residence on Islesboro Island, a small island community that is accessed by ferry service from Lincolnville, Maine, just north of Camden, Maine.  Islesboro is predominantly a seasonal destination for affluent families, some of whom have been coming to the island for generations.  We began marketing the Northeast Point lots for sale in the summer of 2014.

The various mixed use buildings in Rockport will be marketed for sale beginning in 2015.

At September  30, 2014, real estate held for development and investment includes $9,950,000 related to the Maine Projects.

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

We own a 90% controlling interest in the partnerships that are the lessees under a 99 year lease entered into on December 26, 1968 with an option to renew for an additional 99 years.  The lessor is an affiliate of Pacific Gas & Electric, which owns the nearby Diablo Canyon Power Plant.  The property is largely open space used for grazing and features slopes rising above Avila Bay offering spectacular panoramic views in all directions.  Historically, the property has been used for cattle ranching and limited recreational use.  Prior to the Acquisition, a land conservancy group had an option to purchase the property for $22,000,000; however, the option expired unexercised due to the group’s inability to raise funds for the purchase.  We purchased the leasehold interest with the intent to begin the very lengthy and difficult process to entitle the property as a residential community.

At September 30, 2014, real estate held for development and investment includes $17,300,000 related to the Pacho Project.

Renaissance Plaza – Brooklyn, NY

Brooklyn Renaissance Plaza is comprised of a 665 room hotel operated by Marriott, an approximate 850,000 square foot office building complex and an 888 space parking garage located in Brooklyn, New York.  We own a 25.80% equity interest in the hotel and a 61.25% equity interest in the office building and garage.

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

In addition to its equity interest, Marriott manages the hotel for an annual fee subject to the achievement of certain performance thresholds.  These thresholds have been met in each of the last two calendar years.  The hotel is also subject to a mortgage loan that matures in January 2017; at September 30, 2014, the outstanding amount of the loan was approximately $87,400,000.

BRP Leasing

BRP Leasing is the indirect obligor under a lease of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.  We expect that these subleases will provide positive annual cash flow, net of the underlying lease, in excess of $1,000,000 per year.

Liquidity and Capital Resources

For the nine month periods ended September 30, 2014 and 2013, net cash was used for operating activities, principally for general and administrative expenses, farming expenses at the Rampage property, estimated federal and state tax payments, real estate expenditures and, in 2013, environmental remediation expenditures.  Our principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income from leased properties, rent payments, fee income from certain projects, dividends and tax sharing payments from subsidiaries, investment income and dividends from equity method investments.  As of September 30, 2014, we had aggregate cash, cash equivalents and investments of $88,350,000 to meet our current liquidity needs and for future investment opportunities.

We have placed $5,000,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with the Myrtle Beach Project; such amount is reflected as restricted cash at September 30, 2014.  BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At September 30, 2014, $1,350,000 was in the escrow account and is classified as restricted cash.

As of September 30, 2014, the remaining land at the San Elijo Hills project to be developed and sold or leased consisted of the following (including real estate under contract for sale):

Single family lots	168
Multi-family units	10
Square footage of commercial space	37,800

As more fully discussed in the 2013 10-K, during the last few years residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits at the San Elijo Hills project.

We have substantially completed development of all of our remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  Although recent homebuilder interest and sales activity in the project are encouraging, it is too soon to determine if we will be able to sell our remaining inventory at prices we find acceptable.  We believe that by exercising patience and waiting for market conditions to improve we can maximize shareholder value with our remaining residential lot inventory.  However, on an ongoing basis we evaluate the local real estate market and economic conditions in general, and update our expectations of future market conditions as we continue to assess the best time to market our remaining residential lot inventory for sale.

During the nine month period ended September 30, 2014, we sold 10 single family homes at the San Elijo Hills project for aggregate cash proceeds of $15,350,000.

Revenues from sales of real estate at the San Elijo Hills project also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $1,800,000 for the three and nine month periods ended September 30, 2014.

There were no sales related to Village A at the Ashville Park project during the three month period ended September 30, 2014.  During the three month period ended September 30, 2013, we sold 3 lots from Village A at the Ashville Park project for net cash consideration of $550,000.  During the nine month periods ended September 30, 2014 and 2013, we sold 15 lots and 11 lots, respectively, from Village A at the Ashville Park project for net cash consideration of $2,500,000 and $1,900,000, respectively.  During the nine month period ended September 30, 2013, we sold 90 lots from Village B at the Ashville Park project for net cash consideration of $9,000,000.  Since we are obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

During the three month period ended September 30, 2014, we closed on the sale of 16 single family lots and 7 multi-family lots at The Market Common for aggregate cash proceeds of $550,000 and $200,000, respectively.  During the nine month period ended September 30, 2014, we closed on the sale of 27 single family lots and 11 multi-family lots at The Market Common for aggregate cash proceeds of $950,000 and $300,000, respectively.

Revenues from sales of real estate at the Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $200,000 and $300,000 for the three and nine month periods ended September 30, 2014, respectively.

As of November 3, 2014, we have closed on the sale of 37 lots from Village B at the Ashville Park project for net cash consideration of $4,400,000.  We have also entered into an agreement to sell another 37 lots from Village B at the Ashville project for net cash consideration of $5,200,000.  A non-refundable deposit of $950,000 was received in October 2014 and will be applied to reduce the amount due from the purchaser at closing.

As of November 3, 2014, we have entered into an agreement to sell 23 lots at the San Elijo Hills project to a homebuilder for aggregate cash proceeds of $9,200,000 for which we received a non-refundable option deposit of $920,000 in 2013.

As of November 3, 2014, we have entered into an agreement to sell 52 single family lots for $1,800,000 and 53 multi-family lots for $1,350,000 at the Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

Option payments are non-refundable if we fulfill our obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should we fulfill our obligations under the agreements within the specified timeframes and the purchasers decide not to close, our recourse will be primarily limited to retaining the option payments.

Contractual Obligations and Commitments

As a result of the acquisition of BRP Leasing, our contractual obligations and commitments have increased.  BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at September 30, 2014 (in thousands):

Remainder of 2014	$1,890
2015	7,561
2016	7,561
2017	7,561
2018	6,301
Thereafter	-
$30,874

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Results of Operations

Real Estate

San Elijo Hills Project:

During the nine month period ended September 30, 2014, we sold 10 single family homes at the San Elijo Hills project for aggregate cash proceeds of $15,350,000.  There were no real estate sales at the San Elijo Hills project during the three and nine months ended September 30, 2013.

Revenues from sales of real estate at the San Elijo Hills project also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $1,800,000 for the three and nine month periods ended September 30, 2014.

As discussed in the 2013 10-K, a portion of the revenue from sales of real estate in prior years was deferred, and has been recognized as revenue upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three month periods ended September 30, 2014 and 2013, the recognition of revenues that were previously deferred was not significant.  For the nine month periods ended September 30, 2014 and 2013, revenue includes amounts that were previously deferred of $1,050,000 and $210,000, respectively.  These amounts were recognized upon the completion of certain required improvements.

Cost of sales at the San Elijo Hills project were insignificant during the three month period ended September 30, 2014 and 2013, and $10,650,000 and $50,000 during the nine month periods ended September 30, 2014 and 2013, respectively.

We recorded co-op marketing and advertising fees related to the San Elijo Hills project of $150,000 and $300,000 for the three month periods ended September 30, 2014 and 2013, respectively, and $600,000 and $750,000 for the nine month periods ended September 30, 2014 and 2013, respectively.  We record these fees when the project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide us with funds to conduct our marketing activities.

General and administrative expenses decreased by $100,000 for the three and nine month periods ended September 30, 2014 as compared to the same periods in the prior year, primarily due to decreased legal activity related to a trademark matter.  For the nine month period ended September 30, 2014 as compared to same period in 2013, general and administrative expenses also decreased by $70,000 related to onsite security that is no longer necessary in 2014 and decreased by $150,000 related to the settlement of a legal dispute during the second quarter of 2013.

Otay Ranch Project:

There was no real estate sales activity at the Otay Ranch project during the periods ended September 30, 2014 and 2013.  Final approval of the project’s entitlements was received during 2014; the Otay Ranch project is now approved for 6,050 residential units and 1.8 million square feet of commercial space.  As part of this approval, we made a $1,000,000 university endowment payment was made by us, and we dedicated a 50 acre parcel to the City of Chula Vista.  The Otay Ranch project is in the early stages of development, as a result, we do not expect any sales activity in the near future.

For the three and nine month periods ended September 30, 2013, interest and other income reflects $350,000 and $750,000, respectively, that was awarded to Otay Land Company and its subsidiary in connection with a lawsuit against one of the parties related to the contamination of the property.

Ashville Park Project:

During the three and nine month periods ended September 30, 2014 and 2013, we closed on sales of real estate and recognized revenues as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Single family units	-	3	15	101
Sales price, net of closing costs	$-	$550,000	$2,500,000	$10,900,000
Revenues recognized on closing date	$-	$500,000	$2,350,000	$9,550,000

As discussed above, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property.

Cost of sales of real estate was $450,000 during the three months ended September 30, 2013.  Cost of sales of real estate at Ashville Park aggregated $1,450,000 and $6,750,000 during the nine months ended September 30, 2014 and 2013, respectively. Cost of sales is recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

We recorded co-op marketing and advertising fees related to Ashville Park of $50,000 and $70,000 for the three month periods ended September 30, 2014 and 2013, respectively, and $170,000 and $130,000 for the nine month periods ended September 30, 2014 and 2013, respectively.  We record these fees when the project builders sell homes, and are generally based upon a fixed percentage of the homes’ selling price.  These fees provide us with funds to conduct our marketing activities.

The Market Common:

Rental income from the Market Common was $2,900,000 and $5,600,000 for the three and nine month periods ended September 30, 2014 while rental operating expenses were $2,950,000 and $5,600,000 for the three and nine month periods ended September 30, 2014, respectively.  Rental income includes non-cash income of $200,000 and $300,000, while rental operating expenses include non-cash expense of $1,200,000 and $2,400,000 primarily related to the amortization of purchase price adjustments for the three and nine month periods ended September 30, 2014, respectively.

Revenues from sales of real estate at the Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $200,000 and $300,000 for the three and nine month periods ended September 30, 2014, respectively.

BRP Leasing:

Rental income from BRP leasing was $2,900,000 and $5,800,000 for the three and nine month periods ended September 30, 2014, respectively. Rental operating expenses were $2,850,000 and $5,100,000 for the three and nine month periods ended September 30, 2014, respectively.  Rental income includes non-cash expense of $450,000 and $850,000 primarily related to the amortization of purchase price adjustments for the three and nine month periods ended September 30, 2014, respectively.

Farming

Farming revenues increased during the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013 as a result of an increase in grape yields due to favorable weather conditions but tempered by reduced selling prices for non-contracted grape transactions.

Farming expenses increased by $50,000 and $200,000 for the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods ended September 30, 2013, primarily due to increased use of water resources.

Corporate

General and administrative expenses increased for the three and nine month periods ended September 30, 2014, as compared to the same periods in the prior year, primarily due to audit fees and salaries expense. Accounting and related fees increased by $50,000 and $400,000 for the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013 related to the additional work involved as a result of the Acquisition.  The increase in salaries of $100,000 and $300,000 during the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013 principally reflects higher headcount and higher base salaries.  Legal fees also decreased by $100,000 for the three month period ended September 30, 2014 as compared to the same period in 2013 due to decreased activity related to the Acquisition.

Professional fees also increased by $400,000 for the nine month period ended September 30, 2014 as compared to the same period in 2013 primarily due to the due diligence and valuation analysis performed by outside advisers related to the Acquisition. Legal fees increased by $400,000 for the nine month period ended September 30, 2014 as compared to the same period in 2013 related to the additional work involved with the Acquisition.

Our effective income tax rate is higher than the federal statutory rate due to state income taxes.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the regions where our business is concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Leucadia’s real estate assets and investments; influence over our affairs by our principal stockholders; and our ability to generate sufficient taxable income to fully realize our deferred tax asset.  For additional information see Part I, Item 1A. Risk Factors in the 2013 10-K and Part II, Item 1A of our Form 10-Q for the period ended March 31, 2014.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Report or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2013 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2014.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.Exhibits.

10.1         RSU Opportunity Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 15, 2014).

10.2         Form of RSU Opportunity Notice (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on August 15, 2014).

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: November 10, 2014	By:	/s/ Erin N. Ruhe
Erin N. Ruhe
Vice President, Treasurer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit NumberDescription

10.1         RSU Opportunity Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 15, 2014).

10.2         Form of RSU Opportunity Notice (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on August 15, 2014).

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.