Form 10-K
period 2014-12-31
HOMEFED CORP
filed 2015-02-27
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based on the average bid and asked prices of the Registrant’s Common Stock as published by the OTC Bulletin Board Service as of June 30, 2014, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $231,085,900 on that date.

As of February 6, 2015, there were 15,387,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV on page 36.

PART I

Item 1.Business.

Introduction

HomeFed Corporation was incorporated in Delaware in 1988.  We are currently engaged, directly and through our subsidiaries, in the investment in and development of residential and commercial real estate properties in California, Virginia, South Carolina, Florida, Maine and New York.  We also investigate the acquisition of new real estate projects, both residential and commercial.  However, no assurance can be given that we will find new investments providing a satisfactory return or, if found, that we will have access to the capital necessary to make new real estate investments.

During 2014, we acquired substantially all of the real estate properties, operations and investments of Leucadia National Corporation (“Leucadia”) and approximately $14,000,000 of cash (including cash acquired as part of working capital) in exchange for 7.5 million newly issued unregistered shares of HomeFed common stock (the “Acquisition”).  The Acquisition more than doubled the amount of our assets and common shareholders’ equity.

At December 31, 2014, we and our consolidated subsidiaries had 27 full-time employees.  Our executive office is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  Our primary telephone number is (760) 918-8200 and our website address is www.homefedcorporation.com.

The Securities Exchange Commission (the “SEC”) maintains an internet site that contains reports, proxy or other information statements regarding issuers that file electronically with the SEC at www.sec.gov.  The following documents and reports are available on or through our website as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC as applicable:

•   Code of Business Practice;

•   Reportable waivers, if any, from our Code of Business Practice by our executive officers;

•   Charter of the Audit Committee of the Board of Directors;

•   Annual reports on Form 10-K;

•   Quarterly reports on Form 10-Q;

•   Current reports on Form 8-K;

•   Beneficial ownership reports on Forms 3, 4 and 5; and

•   Any amendments to the above-mentioned documents and reports.

Shareholders may also obtain a printed copy of any of these documents or reports free of charge by sending a request to HomeFed Corporation, Investor Relations, 1903 Wright Place, Suite 220, Carlsbad, California 92008 or by calling (760) 918-8200.

As used herein, the term “Company”, “HomeFed”, “we”, “our” or similar expressions refer to HomeFed Corporation, and our subsidiaries, except as the context otherwise may require.

Our Businesses

The following provides more information about each of our reportable business segments:

•	Real Estate;
•	Farming;
•	Corporate.

Real Estate

As the owner of development projects, we are responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities.  Prior to commencement of development, we may engage in incidental activities to maintain the value of the project; such activities are not treated as a separate operating segment.  We develop and market our communities in phases to allow ourselves the flexibility to sell finished lots to suit market conditions and to enable us to create stable and attractive neighborhoods.  Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction.  In addition, from time to time we have received expressions of interest from buyers for multiple phases of a project, or the remaining undeveloped land of an entire project.  We evaluate these proposals when we receive them, but no assurance can be given that we will sell all or any portion of our development projects in such a manner.

For any master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities, adequate water supply, as well as open space, in compliance with regulations regarding reduction in emissions of greenhouse gasses, local growth ordinances, affordable housing, storm water permits and in California Title 24 (the “Cal Green” code).  Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as “entitlements,” must be obtained before development and construction may commence.  These often involve a number of different governmental jurisdictions and agencies, challenges through litigation, considerable risk and expense, and substantial delays.  Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have full “vested rights” to develop a project, and as a result, allocation of acreage between developable and non-developable land may change.  In addition, as a precondition to receipt of building-related permits, master-planned communities are typically required to pay impact and capacities fees, or to otherwise satisfy mitigation requirements.

A brief description of our current development projects follows.

San Elijo Hills

In 2002, we purchased from Leucadia all of the issued and outstanding shares of capital stock of CDS Holding Corporation (“CDS”), which through our subsidiaries owns 85% of the San Elijo Hills project.  The San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, will be a community of approximately 3,500 homes and apartments, as well as a commercial and residential Towncenter.  Since August 1998, we have been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager.  The development management agreement provides that we receive fees for the field overhead, management and marketing services we provide (“development management fees”), based on the revenues of the project.

Throughout much of the period that we have been developing the San Elijo Hills project, our sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  Interest from homebuilders concerning the San Elijo Hills project’s remaining single family lots and multi-family units has increased since late 2009, and we have been able to sell some single family lots and multi-family units at acceptable prices.  We have substantially completed development of all of our remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices.  We believe that by exercising patience, we can best maximize shareholder value with our remaining residential lot inventory.

As of December 31, 2014, the San Elijo Hills project has sold 2,237 of the 2,382 single family lots and 1,071 of the 1,081 multi-family units.  In addition, the project has 37,800 square feet of commercial space in the Towncenter.  The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  The final plan for phase two of the Towncenter has not yet been developed.

General information about the San Elijo Hills project can be found at www.sanelijohills.com.

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

Since acquisition, Otay Land Company has disposed of part of our land in several sales transactions and an eminent domain proceeding.  After considering these dispositions, Otay Land Company owns approximately 2,800 acres, of which the total developable area is approximately 700 acres, including approximately 170 acres of land designated as “Limited Development Area and Common Use Area.”  The remaining approximately 2,100 acres are designated as various qualities of non-developable open space mitigation land.  Under the GDP, 1.188 acres of open space mitigation land from within the Otay Ranch project must be dedicated to the government for each 1.0 acre of land that is developed, excluding land designated Limited Development Area and Common Use Area.  Otay Land Company currently has substantially more mitigation land than it would need to develop our property at this project.  This land could have value to other developers within the larger Otay Ranch development area or elsewhere, should such developers need to acquire additional mitigation land for their projects.

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

Final approval of our project entitlements was received during 2014; the Otay Ranch project is now approved for 6,050 residential units and 1.8 million square feet of commercial space.  As part of this approval, we made a $1,000,000 university endowment payment, and we dedicated a 50 acre parcel to the City of Chula Vista for the university.  The Otay Ranch project is in the early stages of development; as a result, we do not expect any sales in 2015.  In addition, actual land development will require additional permits which are in process.  When development occurs, it will be phased based on market conditions at the time of development and the progress of infrastructure improvements.  As a result, we are unable to predict when revenues will be derived from this project.  The ultimate development of projects of this type is likely to take many years.  For additional information concerning governmental and environmental matters, see “Government Regulation” and “Environmental Compliance” below.

A map indicating the location of the Chula Vista General Plan area in San Diego County and a more detailed map showing general information about our land within that General Plan area can be found on Otay Land Company's website at www.otaylandcompany.com.

Ashville Park

In February 2012, we acquired Ashville Park, a 450 acre master planned community located in Virginia Beach, Virginia, with 451 entitled single family lots, one of which is a visitors center for $17,350,000.  The project is being developed in phases; the first phase, Village A, is a development of 91 finished lots, and the second phase, Village B, a 164 lot development.  As of December 31, 2014, all lots in Village A were sold and 127 lots in Village B were sold.  As of February 6, 2015, the remaining 37 lots in Village B are under contract to be sold for net cash consideration of $5,200,000.  The timing of the development and sale of the remaining 195 entitled lots at the project, which will include a clubhouse and pool, is uncertain.

General information about the Ashville Park project can be found at www.ashvilleparkva.com.

Fanita Ranch

In January 2011, we acquired in a foreclosure sale the Fanita Ranch property, a 2,600 acre parcel of vacant land located in Santee, California, for aggregate consideration of $12,350,000.  The City of Santee is located at the intersection of SR125 and SR52 in East San Diego County, about a 30 minute drive from downtown San Diego.  We acquired the property with the intention of completing the necessary entitlements to develop the property as a master-planned community.  Fanita Ranch was approved for approximately 1,400 residential units. The project’s Environmental Impact Report (“EIR”) and development agreement with the City of Santee were approved in 2007.

During 2013, the existing project entitlements for the Fanita Ranch property were successfully challenged under the California Environmental Quality Act (“CEQA”) related to alleged defects in the EIR.  As a result, the City of Santee decertified the project’s EIR and rescinded the project’s discretionary approvals pending City compliance with the court order.  We continue to evaluate our options, which could include addressing the defects in the existing entitlements or submitting an entirely new plan for the project.

If we are successful in obtaining an approved EIR, the timing of which is uncertain, there are no assurances that real estate market conditions, or costs of construction, will allow the project to be profitably developed as currently planned.  If successful, obtaining all the entitlements is expected to take years.

During 2014, we prepared a new master development plan that includes three design alternatives which will be the basis for a future plan submittal or development application to the City of Santee. In addition, as a prerequisite for development, we are working in cooperation with the City to complete a habitat preserve plan, which will create an open space preserve required by state and federal regulations for the City to process and approve our development plans.  In addition, we are working with the City to complete an important traffic study involving State Highway Route 52 from the City of Santee west to the intersection with State Highway 5.

Market Common

The Market Common, located in Myrtle Beach, South Carolina, is a mixed-used retail, office and residential lifestyle center, including adjacent land for future commercial and residential development, was acquired in 2014 as part of the Acquisition.  The 114 acre mixed-use development is part of a larger 3,900 acre redevelopment of the Myrtle Beach Air Force Base that was closed in 1993.  The Market Common includes a 346,580 square foot retail center, approximately 40,000 square feet of office space and 125 long term and 70 short term apartment units.  The retail and office space, which opened in 2008, are currently 91% and 74% leased, respectively.  The long term apartments are 90% leased, while the short term apartments fluctuate on a seasonal basis.  Tenants in the retail center include: Barnes and Noble, PF Chang’s, Gordon Biersch, Anthropology, Chico’s, Piggly Wiggly, Pottery Barn, Williams-Sonoma, Victoria’s Secret and Grand 14 Cinema.

The balance of the residential land was entitled for up to 866 townhomes and 575 condominiums. Since 2008, several planning areas have been redesigned with the small lot single family homes introduced into the master plan resulting in significantly less density. A local homebuilder has purchased and built approximately 300 townhome and single family homes.  Final product design and density will likely change with market conditions.

General information about The Market Common can be found at www.marketcommonmb.com.

SweetBay Project

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

General information about the SweetBay project can be found at www.sweetbayfl.com.

Maine Projects

The Maine Projects, including Brewster Point, Northeast Point and miscellaneous small mixed use buildings and lots in and around Rockport, Maine, was acquired in 2014 as part of the Acquisition.  All of these properties are located in mid-coast Maine near the town of Camden, which has traditionally been a summer vacation destination for affluent families from Boston, New York and elsewhere.

Brewster Point, located in the town of Rockport, is an entitled 115 acre oceanfront project subdivided into 45 lots and one existing residence. Brewster Point has lots ranging from half acre to 2 acres, with 19 of the 45 lots on the shoreline.  Project amenities are expected to include a working farm, trails, two refurbished barns, 70% open space and multiple access points to the ocean.  The lots are substantially finished and ready for homebuilding.

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

Pacho Project (Wild Cherry Canyon)

The Pacho Project, a leasehold interest in six separate contiguous parcels totaling 2,369 acres of unentitled property located along the central California coast in San Luis Obispo County, California, was acquired in 2014 as part of the Acquisition.  The property is located in the hills above San Luis Obispo Bay and Avila Beach and is near several recreational and tourist attractions including beaches, golf courses and wineries.  The city of San Luis Obispo, home of the 18,000 student California Polytechnic State University, is located approximately 10 miles from the site.

We own a 90% controlling interest in the partnerships that are the lessees under a 99 year lease entered into on December 26, 1968 with an option to renew for an additional 99 years.  The lessor is an affiliate of Pacific Gas & Electric, which owns the nearby Diablo Canyon Power Plant.  The property is largely open space used for grazing and features slopes rising above Avila Bay offering spectacular panoramic views in all directions.  We intend to begin the very lengthy and what we expect to be a difficult process to entitle the property as a residential community.

BRP Leasing

BRP Leasing is the indirect obligor under a lease through October 2018 of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.  We expect that these subleases will provide positive annual cash flow, net of the underlying lease.

Brooklyn Renaissance Plaza

Brooklyn Renaissance Plaza is comprised of a 665 room hotel operated by Marriott, an approximate 850,000 square foot office building complex and an 888 space parking garage located in Brooklyn, New York.  We own a 25.80% equity interest in the hotel and a 61.25% equity interest in the office building and garage.

The office building and garage are owned in partnership with New York City based Muss Development Corporation and the hotel in partnership with Muss Development Corporation and Marriott International.  Brooklyn Renaissance Plaza was originally built in 1998; an additional hotel tower was completed in 2005.  Tenants in the office building include, among others, the King’s County District Attorney’s Office, New York City Board of Education, the United States General Services Administration and the United Federation of Teachers.  Certain tenants were the original anchors of the building and their leases were used to secure construction financing for a significant portion of the office building in the form of self-amortizing New York City Industrial Revenue Bonds.  The leases that serve as collateral to the bondholders expire in 2018 at which time the bonds will be fully amortized and paid off.

In addition to its equity interest, Marriott manages the hotel for an annual fee subject to the achievement of certain performance thresholds.  These thresholds have been met in each of the last two calendar years.  The hotel is also subject to a mortgage loan that matures in January 2017; at December 31, 2014, the outstanding amount of the loan was approximately $87,000,000.

Competition

Real estate development is a highly competitive business.  There are numerous residential real estate developers and development projects operating in the same geographic areas in which we operate.  Competition among real estate developers and development projects is determined by the location of the real estate, the market appeal of the development plan, and the developer’s ability to build, market and deliver project segments on a timely basis.  Many of our competitors may have greater financial resources and/or access to cheaper capital than us.  Residential developers sell to homebuilders, who compete based on location, price, market segmentation, product design and reputation.

Government Regulation

The residential real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities.  In developing a community, we must obtain the approval of numerous government agencies regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes.  Regulations affect homebuilding by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential home buyers.  Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.

Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals.  Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Our ability to develop projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future.  Such delays could adversely affect our ability to complete our projects, significantly increase the costs of doing so, or drive potential customers to purchase competitors’ products.

Environmental Compliance

Environmental laws may cause us to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of our development projects.  Delays arising from compliance with environmental laws and regulations could adversely affect our ability to complete our projects and significantly increase development costs.

Under various federal, state and local environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property.  These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.  In addition to remediation actions brought by federal, state and local agencies, the presence of hazardous substances on a property could result in personal injury, contribution or other claims by private parties.  We have not received any claim or notification from any private party or governmental authority concerning environmental conditions at any of our properties.

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2013, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay Ranch. The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.  Otay Ranch and Flat rock have commenced a lawsuit in California Superior Court seeking compensation from the parties who Otay Land Company and Flat Rock believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.  We are presently evaluating the potential merits of an appeal of this decision; however, we can give no assurances that any appeal, if pursued, will be successful.

Farming

The Rampage Property is a 1,544 acre grape vineyard located in southern Madera County, California.  Although this property is not currently entitled for residential development, it is located in a growing residential area northwest of Fresno, California.  We purchased this land with the intention of obtaining the necessary entitlements to develop the property as a master-planned community, including meeting requirements with respect to adequate water supply.  The entitlement and development process for the Rampage property is taking many years.  In the interim, we have been conducting farming activities at the vineyard and, starting in 2010, have been generating positive cash flows from selling grapes.

During 2014, we purchased 95 acres of land adjacent to the Rampage property, which will be used to develop an almond orchard.  We are also converting approximately 200 acres of grape vineyard to expand the almond orchard under development.  We expect to produce our first harvest in fall 2017 but will not experience full production until 2019.  As a result of this acquisition, we reevaluated our reportable segments and determined that the Rampage property should be reflected in our farming segment.

Corporate

Corporate primarily consists of investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.  The principal assets of the corporate segment are cash and cash equivalents and investments available for sale.

Financial Information about Segments

Our reportable segments consist of the consolidated operating units identified above.  Equity method investments include equity interests in other entities that we account for under the equity method of accounting and are not consolidated.  Financial information regarding our reportable segments is contained in Note 16, Segment Information, in our consolidated financial statements.

Item 1A.Risk Factors.

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

Our financial results are dependent on the economic strength of the regions in which we own property.  Significant increases in local unemployment and cost of living, including increases in residential property taxes, or concerns about the financial condition of the municipalities in which we have properties, could adversely affect consumer demand for our housing projects and negatively impact our financial results.

Residential property sales volume, prices and new building starts have declined significantly in many U.S. markets, which have negatively affected sales and profits.  A worsening of current economic conditions could cause a decline in estimated future cash flows expected to be generated from our real estate projects, potentially resulting in impairment charges for real estate assets.  When reviewing real estate assets for impairment, the most significant assumption made to determine estimated future cash flows is the estimated future selling prices of our real estate assets.  If current conditions worsen and/or if we lower our estimate of future selling prices, impairment charges could be recorded.

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

Significant competition from other real estate developers and homebuilders could adversely affect our results.  Many of our competitors may have advantages over us, such as more favorable locations which may provide better schools and easier access to roads and shopping, or amenities that we may not offer, as well as greater financial resources and/or access to cheaper capital.  In addition, the downturn in the real estate markets nationwide could result in an influx of lower-priced lots and homes coming onto the market, as competitors need to address their individual liquidity needs.  Lower-priced homes and lots would increase the competition we face, and could adversely affect our ability to sell lots and/or pricing.

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

Our properties may be at risk from natural disasters beyond our control.  Damage to any of our properties, whether by natural disasters, including earthquakes, hurricanes and fires or otherwise, may either delay or preclude our ability to develop and sell our properties, or affect the price at which we may sell such properties.

Under state law we could be liable for some construction defects in structures we build or that are built on land that we develop.  State law imposes some liabilities on developers of land on which homes are built as well as on builders.  Future construction defect litigation could be based on a strict liability theory based on our involvement in the project or it could be related to infrastructure improvements or grading, even if we are not building homes ourselves.

We may not be able to insure certain risks economically.  We may experience economic harm if any damage to our properties is not covered by insurance or if our insurance is insufficient or unavailable.  We cannot be certain that we will be able to insure all risks that we desire to insure economically or that all of our insurers will be financially viable if we make a claim.

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

Opposition from local community, political or environmental groups with respect to construction or development at a particular site could increase development costs.  At acquisition, the Fanita Ranch property had an approved EIR and development agreement.  However, the projects existing entitlements have been challenged, some of which have been successful, resulting in us incurring legal expenses to defend our entitlements and being required to reimburse legal and other costs incurred by the plaintiffs.  Further challenges to our entitlements at any of our projects are possible, which would result in increased legal fees, development costs and/or delays in development.

We may not be able to generate sufficient taxable income to fully realize our net deferred tax asset.  If we are unable to generate sufficient taxable income to fully realize our net deferred tax asset the valuation allowance would have to be increased resulting in reduced profitability.

We own or have economic interests in real estate investments in California, Florida, Maine, New York, South Carolina and Virginia.  As a result, our financial results are dependent on the economic strength of various regions within the U.S.  Significant adverse changes in local economic conditions in areas where we own or are developing real estate projects, or concerns about the financial condition of the municipalities in which we have properties, could adversely affect the value of our projects and negatively impact our financial results.

Significant influence over our affairs may be exercised by our principal stockholders who could impact our business. As of February 6, 2015, Leucadia is the beneficial owner of an aggregate of 9,974,226 shares of our common stock or approximately 65% of our common stock outstanding.  In addition, our other significant stockholders include our Chairman, Joseph S. Steinberg (approximately 4.8% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) who is also Chairman, a director and a significant stockholder of Leucadia.  Pursuant to a stockholders agreement with the Company, Leucadia has agreed that to the extent its ownership of shares of our common stock exceeds 45% of the outstanding voting securities of the Company, Leucadia will limit its vote to no more than 45% of the total outstanding voting securities voting on any matter, assuming all of the total outstanding voting securities not owned by Leucadia vote on such matter.  This concentration of equity ownership may delay or prevent a change in control of our Company and may make some transactions more difficult without the support of Leucadia.  In addition, the interests of our significant stockholders may not always coincide with the interests of other stockholders.

We may not realize anticipated benefits of the acquisition of Leucadia’s real estate assets and investments and we face uncertainties with respect to our significantly expanded business.  The acquisition is subject to numerous risks and uncertainties including:

·	The failure to realize the anticipated benefits of the transaction;
·	The inability to manage the acquired assets effectively;
·	The disruption of our current ongoing business activity and distraction of management from ongoing business concerns; and
·	The potential for unknown costs associated with the acquired assets.

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

Our common stock is not traded on NASDAQ or listed on any securities exchange.  Prices for our common stock are quoted on the Over-the-Counter (OTC) Bulletin Board.  Securities whose prices are quoted on the OTC Bulletin Board do not have the same liquidity as securities that trade on a recognized market or securities exchange.  As a result, stockholders may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities.

We may not be able to finance our development projects and related business activities.  There is no assurance that if desirable or required we will be able to obtain the financing needed to develop our properties. Financing may depend on our financial condition, the creditworthiness of our projects and the availability of credit based on both market and economic conditions.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

At December 31, 2014, we are the developer of various real estate properties, all of which are described under Item 1. Business under our Real Estate segment disclosure.  Our real estate had an aggregate book value of approximately $187,200,000 at December 31, 2014.

We lease 8,944 square feet for our corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  We rent office space at our corporate headquarters to Leucadia for an annual rent of $12,000, payable monthly.

BRP Leasing leases 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.

Item 3.  Legal Proceedings.

From time to time, we and our subsidiaries may be parties to legal proceedings that are considered to be either ordinary, routine litigation, incidental to our business or not material to our consolidated financial position or liquidity.  We do not believe that the ultimate resolution of any such matters will materially affect our consolidated financial position, consolidated results of operations or liquidity.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item  5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the over-the-counter market under the symbol “HOFD.”  Our common stock is not listed on any stock exchange, and price information for the common stock is not regularly quoted on any automated quotation system.  We do not currently meet certain requirements for listing on a national securities exchange or inclusion on the Nasdaq Stock Market.

The following table sets forth, for the two most recently completed fiscal years indicated, the high and low bid price of our common stock, as published by the National Association of Securities Dealers OTC Bulletin Board Service.

	High	Low

2013
First Quarter	$ 32.00	$ 25.50
Second Quarter	33.00	30.00
Third Quarter	38.50	31.25
Fourth Quarter	38.00	32.00

2014
First Quarter	$ 48.60	$ 35.50
Second Quarter	57.00	47.00
Third Quarter	57.00	50.00
Fourth Quarter	52.25	44.75

2015
First quarter (through February 6, 2015)	$ 45.15	$ 42.45

The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions.  On February 6, 2015, the closing bid price for our common stock was $42.75 per share.  As of that date, there were 419 stockholders of record.  No dividends were paid during 2014 or 2013.  We do not have a regular dividend policy and whether or not to pay dividends is subject to the discretion of our Board of Directors.

We and certain of our subsidiaries have tax attributes, and the amount and availability of which are subject to certain qualifications, limitations and uncertainties.  In order to reduce the possibility that certain changes in ownership could result in limitations on the use of our tax attributes, our certificate of incorporation contains provisions which generally restrict the ability of a person or entity from acquiring ownership (including through attribution under the tax law) of five percent or more of the common stock and the ability of persons or entities now owning five percent or more of the common stock from acquiring additional common stock.  The restrictions will remain in effect until the earliest of (a) December 31, 2028, (b) the repeal of Section 382 of the Internal Revenue Code (or any comparable successor provision) and (c) the beginning of our taxable year to which certain tax benefits may no longer be carried forward.

The transfer agent for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock.  As of December 31, 2014, the Company can purchase up to 104,591 common shares without board approval.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding-500 Index for the period commencing December 31, 2009 to December 31, 2014.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2009 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
HomeFed Corporation
S&P 500 Index
S&P 500 Homebuilding Index

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec09	Dec10	Dec11	Dec12	Dec13	Dec14
HomeFed Corporation	100	88.98	79.18	108.16	149.39	183.67
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P 500 Homebuilding Index	100	106.08	106.12	216.89	237.27	264.39

Unregistered Sales of Equity Securities.

We issued an aggregate of 7,500,000 unregistered shares of our common stock to Leucadia on March 28, 2014 and September 23, 2014 in connection with the Acquisition in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  See “Leucadia Purchase” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Item 6.  Selected Financial Data.

The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 of this Report.  Consolidated operations are reflected from the date of acquisition, which for the Acquisition was March 28, 2014.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
Revenues	$ 59,505	$ 56,804	$ 35,849	$ 34,255	$ 40,443
Expenses	54,066	38,491	24,444	24,172	33,526
Net income (a) (b)	4,732	12,704	7,432	6,097	4,420
Net income attributable to HomeFed
Corporation common shareholders (a) (b)	3,886	11,268	6,022	4,491	3,529
Basic earnings per share (a) (b)	$ 0.29	$ 1.43	$ 0.76	0.57	$ 0.45
Diluted earnings per share (a) (b)	$ 0.29	$ 1.43	$ 0.76	$ 0.57	$ 0.45

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$ 61,495	$ 57,306	$ 22,987	$ 40,820	$ 43,788
Investments available for sale	35,898	31,896	36,390	43,297	38,287
Real estate held for development	143,301	103,465	116,537	88,817	83,999
Real estate held for investment, net	43,891	3,607	3,708	3,809	3,910
Total assets	433,189	204,402	189,409	188,753	184,510
HomeFed Corporation shareholders’ equity	399,895	179,835	168,380	157,706	152,995
Shares outstanding	15,388	7,880	7,880	7,880	7,880
Book value per share (c)	$ 25.99	$ 22.82	$ 21.37	$ 20.01	$ 19.42

(a)

For the years ended December 31, 2014, 2013 and 2012, we decreased our deferred tax valuation allowance by recording a decrease to our income tax provision of $900,000, $1,350,000 and $750,000, respectively.

(b)	For the year ended December 31, 2010, we recorded provisions for impairment losses on real estate of $5,400,000.
(c)	Excludes noncontrolling interest.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations.  This analysis should be read in conjunction with the consolidated financial statements, related footnote disclosures and the following “Cautionary Statements for Forward-Looking Information.”

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified.  When used in this report, the words “will,” “could,” “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this report and in our other public filings with the SEC.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report or to reflect the occurrence of unanticipated events.

Leucadia Purchase

On February 28, 2014, we entered into an agreement with Leucadia pursuant to which we agreed to purchase substantially all of Leucadia’s real estate properties and operations, its membership interests in Brooklyn Renaissance Holding Company LLC (“BRP Holding”) and Brooklyn Renaissance Hotel LLC (“BRP Hotel,” and collectively with BRP Holding, “Brooklyn Renaissance Plaza”), and cash of approximately $14,000,000 (including cash acquired as part of working capital of $1,500,000) in exchange for 7,500,000 newly issued unregistered HomeFed common shares.  On March 28, 2014, we completed the initial closing of the transaction, which consisted of (i) all of the assets to be acquired except for a portion of Leucadia’s membership interest in BRP Holding, and (ii) cash of approximately $14,000,000 (including cash acquired as part of working capital of $1,500,000).  At the initial closing, we issued to Leucadia 6,986,337 shares of our unregistered common stock.  During September 2014, we acquired the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of our unregistered common stock.

The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $215,700,000 (or approximately $29 per our common share included in the consideration) was based on the fair value of the assets and liabilities acquired in the transaction.  The transaction more than doubled the amount of our assets and common shareholders’ equity.  Except for a 90% partnership interest in each of Pacho Limited Partnership and San Luis Bay Limited Partnership, and the membership interests in Brooklyn Renaissance Plaza, we acquired 100% of the equity interests of each of the real estate entities.  All of the newly acquired entities are consolidated by us, except for the membership interests in Brooklyn Renaissance Plaza, which are accounted for under the equity method of accounting.  We did not assume any debt or liabilities in the transaction other than liabilities incurred in the normal course of business.

Results of Operations

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, all of which were acquired during 2014 in the Acquisition.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard under development.  Corporate primarily consists of investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the years ended 2014, 2013 and 2012 is presented in the following table.  Consolidated operations are reflected from the date of acquisition, which for the Acquisition was March 28, 2014.

	2014	2013	2012
	(in thousands)
Revenues:
Real estate	$54,294	$51,738	$29,247
Farming	5,199	5,054	6,590
Corporate	12	12	12
Total consolidated revenues	$59,505	$56,804	$35,849

Income (loss) from continuing operations before income
taxes and noncontrolling interest:
Real estate	$14,470	$24,822	$13,616
Farming	1,719	1,899	3,437
Corporate	(9,974)	(7,519)	(5,541)
Total consolidated income (loss) from continuing
operations before income taxes and noncontrolling
interest	$6,215	$19,202	$11,512

As a result of the Acquisition, general and administrative expenses increased by $1,450,000 in 2014 as compared to 2013 due to the size, complexity and location of the newly acquired real estate projects.  Salaries expense increased by $400,000 (due to increase in headcount), professional fees also increased by $400,000 (primarily at the Maine and Pacho projects), legal expenses increased by $300,000, travel expenses increased by $250,000 (reflects that all of the acquired projects are located outside the state of California, which is the location of our headquarters) and insurance expense increased by $100,000.

As a result of the Acquisition, depreciation and amortization also increased by $3,600,000 due to the amortization of acquired intangibles as well as adjustments to depreciation expense to account for the difference between the fair value of the acquired assets and their historical cost.

Real Estate

San Elijo Hills Project:

For the three years ended December 31, we have closed on sales of real estate as follows:

	2014	2013	2012

	(Dollars in thousands)
Number of units sold:
Single family lots	23	86	72
Multi-family lots	-	-	-
Residential condominium units	-	1	-
Single family homes	10	-	-
Purchase price, net of closing costs:
Single family lots	$9,200	$32,500	$20,900
Multi-family lots	$-	$-	$-
Residential condominium units	$-	$700	$-
Single family homes	$15,350	$-	$-
School lot sale	$-	$5,800	$-

Revenues recognized at closing were $24,400,000, $37,850,000 and $20,650,000 for 2014, 2013 and 2012, respectively.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $1,150,000 and $200,000, respectively, for 2014 and 2013 and were not significant in 2012.

Revenues from sales of real estate at the San Elijo Hills project also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $1,800,000 for the year ended December 31, 2014.

We recorded co-op marketing and advertising fee revenue of approximately $800,000, $950,000 and $550,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

During 2014, 2013 and 2012, cost of sales of real estate aggregated $14,500,000, $15,200,000, and $8,750,000, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses decreased during 2014 as compared to 2013 due to decreased legal activity related to trademark and general matters of $250,000, the settlement of a legal dispute with a neighboring land owner during 2013 for $100,000 and onsite security of $90,000 that was no longer necessary in 2014.

General and administrative expenses increased by $100,000 during 2013 as compared to 2012 due to the settlement of a legal matter with a neighboring land owner.

Ashville Park:

For the three years ended December 31, we have closed on sales of real estate as follows:

	2014	2013	2012

	(Dollars in thousands)
Number of units sold:
Single family lots- Village A	15	22	54
Single family lots- Village B	37	90	-
Purchase price, net of closing costs:
Single family lots- Village A	$2,500	$3,900	$8,200
Single family lots- Village B	$4,450	$9,000	$-

Revenues recognized at closing were $6,250,000, $11,450,000 and $7,550,000 for 2014, 2013 and 2012, respectively.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $65,000 and $600,000, respectively, for 2014 and 2013 and were not significant in 2012.

We recorded co-op marketing and advertising fee revenue of approximately $250,000, $190,000 and $10,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate aggregated $3,500,000, $8,000,000 and $4,900,000 for 2014, 2013 and 2012, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses remained generally consistent in 2014 compared to 2013 but increased by $200,000 during 2013 as compared to 2012, primarily due to increased salaries expense related to the hiring of an additional employee and higher bonus expense.

The Market Common:

Rental income from The Market Common was $8,200,000 while rental operating expenses were $4,700,000 during 2014.  Rental income includes non-cash income of $400,000 of amortization of purchase price adjustments for the year ended December 31, 2014.

For the year ended December 31, 2014, we have closed on sales of real estate as follows:

2014
(Dollars in thousands)
Number of units sold:
Single family lots	32
Multi-family lots	11
Purchase price, net of closing costs:
Single family lots	$ 1,100
Multi-family lots	$ 300

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $550,000 for the year ended December 31, 2014.

Interest and other income in 2014 increased by $850,000 due to the addition of The Market Common held to maturity investments acquired as part of the Acquisition.

BRP Leasing:

Rental income from BRP Leasing was $8,800,000 while rental operating expenses were $7,950,000 for the year ended December 31, 2014.  Rental income includes a non-cash amount of $1,300,000 primarily related to the amortization of purchase price adjustments.

Otay Ranch Project:

There were no sales of real estate at the Otay Ranch project during 2014, 2013 and 2012.

Interest and other income increased by $800,000 during 2013 as compared to 2012.  During 2013, Otay Land Company and Flat Rock received $750,000 relating to the lawsuit against multiple parties for environmental contamination of the property.

General and administrative expenses decreased by $750,000 in 2014 compared to 2013 due to decreased legal activity pertaining to Otay Land Company and Flat Rock Land Company’s lawsuit related to the environmental contamination of the property.  Legal expenses increased by $1,700,000 in 2013 compared to 2012 due to increased legal activity pertaining to Otay Land Company and Flat Rock Land Company’s lawsuit related to the environmental contamination of the property.

Farming

Rampage Property:

Farming revenues at the Rampage property aggregated $5,200,000, $5,050,000 and $6,600,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Farming revenues slightly increased during 2014 as compared to 2013 as a result of an increase in grape yields due to favorable weather conditions, tempered by reduced selling prices for non-contracted grape transactions.  The reduction in farming revenues during 2013 as compared to 2012 principally results from a reduction in grape yields due to unfavorable weather conditions.  The newly planted almond orchard is not expected to produce revenues until the fall 2017 harvest.  However, we will not experience full production until 2019.

Farming expenses increased by $300,000 during 2014 as compared to 2013, primarily due to increased farming costs related to the newly planted almond orchard and increased utility expenses related to water resources.

Corporate

General and administrative expenses increased in 2014, as compared to the prior year, primarily due to taxes other than income taxes, accounting and related professional fees, and salaries and employee benefits expense partially offset by a decrease in legal fees.  Taxes other than income taxes increased by $1,100,000 related to state and city transfer and capital taxes on the real estate assets acquired in the Acquisition.  Accounting and related professional fees increased by $850,000 primarily due to the additional accounting, due diligence and valuation analysis performed by outside advisers related to the Acquisition.  The increase in salaries and employee benefit expense of $850,000 during 2014 compared to 2013 principally reflects higher headcount and higher base salaries.  Legal fees decreased by $250,000 due to decreased activity related to the Acquisition.

General and administrative expenses increased in 2013, as compared to 2012, primarily due to salaries expense, professional fees and legal fees.  The increase in salaries expenses of $500,000 principally reflects higher general bonus expense.  Professional fees increased by $400,000 in 2013 as compared to 2012 primarily due to the due diligence and valuation analysis performed by outside advisers related to the Acquisition.  Legal fees increased by $400,000 in 2013 as compared to 2012 related to the additional work involved with the Acquisition.

Our effective income tax rate is higher than the federal statutory rate due to state income taxes.  In addition, as discussed below, during 2014, 2013 and 2012 we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset.  As a result, $900,000, $1,350,000 and $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2014, 2013 and 2012, respectively.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate all of these estimates and assumptions.  Actual results could differ from those estimates.

Profit Recognition on Sales of Real Estate – When we have an obligation to complete improvements on property subsequent to the date of sale, we utilize the percentage of completion method of accounting to record revenues and cost of sales.  Under percentage of completion accounting, we recognize revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas.  Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets.

We believe we can reasonably estimate our future costs and profit allocation in order to determine how much revenue should be deferred.  However, such estimates are based on numerous assumptions and require management’s judgment.  For example, the estimate of future development costs includes an assumption about the cost of construction services for which we have no current contractual arrangement.  If the estimate of these future costs proves to be too low, then we will have recognized too much profit as of the date of sale resulting in less profit to be reported as the improvements are completed.  However, to date our estimates of future development costs that have been used to determine the amount of revenue to be deferred at the date of sale have subsequently been proven to be reasonably accurate.

Income Taxes  – We record a valuation allowance to reduce our net deferred tax asset to an amount that we expect is more likely than not to be realized.  If our estimate of the realizability of our deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period.   The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on our projection of taxable income in the future.  Our estimate only includes sales of real estate at the San Elijo and Ashville Park projects, since our ability to generate profit from sales at our other real estate properties is uncertain.

During 2014, we concluded that we had enough profitable, historical evidence related to the Ashville Park project to include our sales forecasts of the project into our projection of taxable income.  As a result, we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset; accordingly, approximately $900,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2014.

During 2013, we generated profits from lot sales at the San Elijo Hills and Ashville Park projects that were greater than projected.  Also, as of December 31, 2013, we had entered into agreements to sell additional lots at both projects which were expected to close during 2014.  We considered our recent results and pending lot sale agreements to be positive evidence to be considered when estimating our future taxable income.  As a result, we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset; accordingly, approximately $1,350,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2013.

During 2012, we acquired the Ashville Park project, profitably sold finished lots during 2012 and entered into an agreement to sell additional lots in 2013, some of which closed during the first quarter of 2013.  We believed that these sales represented positive evidence to be considered when estimating future taxable income that may be generated at the Ashville Park project.  We also lowered our estimated liability for environmental remediation costs during 2012 (discussed below), and updated our consolidated projection of future taxable income for this activity and for recent developments at our other projects.  As a result, we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset; accordingly, approximately $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2012.

The valuation allowance reserves for a substantial portion of our alternative minimum tax credit carryovers.  At December 31, 2014, we had approximately $34,300,000 of alternative minimum tax credit carryovers which have no expiration date.  Minimum tax credit carryovers do not offset alternative minimum tax; however, they are able to reduce our federal income tax rate to 20% in any given year.  In order to fully utilize our alternative minimum tax credit carryovers, we would have to generate an additional $215,000,000 of taxable income above our current estimate to fully utilize all of the credits.  We have reserved for this benefit in our valuation allowance.

The projection of future taxable income is based upon numerous assumptions about the future, including future market conditions where our projects are located, regulatory requirements, estimates of future real estate revenues and development costs, future interest expense, operating and overhead costs and other factors.  To the extent our actual taxable income in the future exceeds our estimate, we will recognize additional tax benefits and reduce our valuation allowance; conversely, if the actual taxable income is less than the amounts projected, an addition to the valuation allowance would be recorded that would increase tax expense in the future.  Adjustments to the valuation allowance in the future can be expected.

Provision for Environmental Remediation  – We record environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable.  During 2002, we recorded a charge of $11,150,000 representing our estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by our subsidiary, Flat Rock.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the actual cost of the remediation, the expenses of the regulatory process, the costs of post-remediation monitoring requirements, inflation and other items.

We have periodically examined, and when appropriate, adjusted our liability for environmental remediation to reflect our current best estimate.  A change to the current estimate could result from, among other things, that the cost to implement the remediation is different than our current estimate, that the cost of future on-going monitoring efforts is different than our current estimate, and/or requirements imposed by regulatory authorities that we did not anticipate but is nevertheless required to implement.  During 2012, we revised our estimate of future remediation costs, including on-going monitoring expenses, which resulted in a reduction in the previously accrued estimate of $1,500,000.  Such amount was reflected on the consolidated statement of operations as a reduction to expenses.

During the fourth quarter of 2012, upon receipt of required approvals, we commenced remediation activities, which were completed in February 2013.  We received final approval from the County of San Diego Department of Environmental Health in June 2013; as a result, we reduced our liability for environmental remediation by $650,000.

Provision for Impairment Losses on Real Estate  – Our real estate is carried at cost.  Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of the carrying amount of its real estate in accordance with GAAP.

Some of the events or changes in circumstances that we consider as indicators of potential impairment include: (i) a change in market conditions in the local markets where the Company owns real estate, (ii) a change in the availability of mortgages for retail buyers or a significant change in interest rates for mortgages, (iii) a change in expected use or development plans for properties, (iv) continuing operating or cash flow losses for real estate held for investment purposes, (v) an accumulation of costs in a development property that significantly exceeds its historical basis in property held long-term and (vi) a significant weather event that may have a negative impact on the property value.

We use varying methods to determine if impairment exists, such as considering indicators of potential impairment and analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to the carrying value.

The accounting estimate related to the real estate impairment evaluation is susceptible to the use of assumptions about future sales proceeds and future expenditures.  For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods.

If a property is considered impaired, the impairment charge is determined by the amount of the property’s carrying value exceeds its fair value.  We did not record any provisions for impairment losses during the years ended December 31, 2014, 2013 and 2012.

Purchase Price Allocation –  Under current authoritative accounting guidance, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and the liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method of accounting. We record our investments based on the fair value of the identifiable assets acquired, intangible assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity, as well as recognizing and measuring goodwill or a gain from a bargain purchase at the acquisition date. Assets are recorded at fair value using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received in an orderly transaction to sell an asset or transfer a liability between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets. We immediately expense acquisition-related costs and fees associated with business combinations.

Liquidity and Capital Resources

Net cash of $5,100,000 was used for operating activities during 2014, principally for payments of federal and state income taxes, cash used for real estate expenditures, cash restricted for the replacement letter of credit at The Market Common and cash used for the improvement of the almond orchard.  Net cash of $30,300,000 and $12,400,000 was provided by operating activities during 2013 and 2012, respectively, principally from the proceeds from the sale of real estate at the San Elijo Hills project and sales of bulk grapes and from the proceeds from the sale of real estate at the Ashville Park project.  Information about the remaining real estate to be sold at the San Elijo Hills and Ashville Park projects and The Market Common is provided below.    Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

Our principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from subsidiaries, investment income and distributions from equity method investments.  As of December 31, 2014, we had consolidated cash and cash equivalents and marketable securities aggregating $97,400,000, which is available to be used without restriction.

We expect that our cash and cash equivalents and marketable securities classified as available for sale, together with the other sources described above, will be sufficient for both our short and long term liquidity needs.  Residential sales at the San Elijo Hills, Ashville Park and The Market Common projects are expected to be a source of funds to us in the future; however, except as otherwise disclosed, the amount and timing is uncertain.  We are not relying on receipt of funds from our other projects for the short and intermediate term, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty.  Except as disclosed herein, we are not committed to acquire any new real estate projects, but we believe we have sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

Throughout much of the period that we have been developing the San Elijo Hills project, our sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  Interest from homebuilders concerning the San Elijo Hills project’s remaining single family lots and multi-family units has increased since late 2009, and we have been able to sell some single family lots and multi-family units at acceptable prices.  We have substantially completed development of all of our remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  We believe that by exercising patience and waiting for market conditions to improve, we can best maximize shareholder value with our remaining residential lot inventory.

Cash proceeds from sales of real estate and other real estate activities at the San Elijo Hills project during 2014 is comprised of the following (dollars in thousands):

	Number of units sold	Cash Proceeds
Single family lots	23	$ 9,200
Single family homes	10	15,350
Profit sharing agreements	N/A	1,800
		$ 26,350

As of December 31, 2014, the remaining land at the San Elijo Hills project to be sold or leased consists of the following:

Single family lots	145
Multi-family units	10
Square footage of commercial space	37,800

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  The plan for phase two of the Towncenter has not yet been developed.

Cash proceeds from sales of real estate at Ashville Park project during 2014 is comprised of the following (dollars in thousands):

	Number of units sold	Cash Proceeds
Single family lots- Village A	15	$ 2,500
Single family lots- Village B	37	4,450
		$ 6,950

As of February 6, 2015, we have entered into an agreement to sell the remaining 37 lots from Village B at the Ashville project for net cash consideration of $5,200,000; the transaction is expected to close in December 2015.

Cash proceeds from sales of real estate and other real estate activities at The Market Common during 2014 is comprised of the following (dollars in thousands):

	Number of units sold	Cash Proceeds
Single family lots	32	$ 1,100
Multi-family units	11	300
Profit sharing agreements	N/A	550
		$ 1,950

As of February 6, 2015, we have entered into an agreement to sell 47 single family lots for $1,650,000 and 53 multi-family lots for $1,350,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills and Ashville Park projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2014, $2,550,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

We have placed $5,000,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at December 31, 2014.  BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At December 31, 2014, $1,400,000 was in the escrow account and is reflected as restricted cash.

During 2014, we issued 7,500,000 common shares to Leucadia to acquire various real estate assets and investments and cash of $14,000,000.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock.  Repurchased shares are available for, among other things, use in connection with our stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.  We have purchased 395,409 shares to date, principally in 2008.

As indicated in the table below, at December 31, 2014, our contractual cash obligations consisted solely of our operating leases, which net of sublease income totaled $944,000.

	Committed				Thereafter
	Payments Due by Period (in thousands)
Contractual Obligations	Total Amounts Committed	2015	2016-2017	2018-2019	Thereafter

Operating lease, net of sublease income	$ 944	$ 258	$ 478	$ 208	$ -

As of December 31, 2014, we had $34,300,000 of alternative minimum tax credit carryovers to reduce our future federal income tax liabilities.  As a result, we expect to pay federal income tax at a rate of 20% during future periods.  For more information, see Note 11 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the project pursuant to the terms of agreements entered into when the project was acquired by us.  We are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of our subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2014, the outstanding amount of these bonds was approximately $4,900,000, none of which has been drawn upon.

We are also required to obtain infrastructure improvement bonds for the benefit of the City of Virginia Beach in connection with the Ashville Park project.  As of December 31, 2014, the outstanding amount of these bonds was approximately $1,200,000, none of which has been drawn upon.

A school at the SweetBay Project has an outstanding loan of $5,525,000 for which we have pledged 42 acres of land as collateral; although we are not obligated to repay the loan should the school fail to do so, we could lose the land we have pledged as collateral.

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $5,000,000.  Prior to closing of the Acquisition, we were required to replace the existing letter of credit.  We placed $5,000,000 on deposit with a qualified financial institution to obtain the replacement letter of credit; such amount is reflected as restricted cash.

Inflation

We, as well as the real estate development and homebuilding industry in general, may be adversely affected by inflation, primarily because of either reduced rates of savings by consumers during periods of low inflation or higher land and construction costs during periods of high inflation.  Low inflation could adversely affect consumer demand by limiting growth of savings for down payments, ultimately adversely affecting demand for real estate and our revenues.  High inflation increases our costs of labor and materials.  We would attempt to pass through to our customers any increases in our costs through increased selling prices.  To date, high or low rates of inflation have not had a material adverse effect on our results of operations.  However, there is no assurance that high or low rates of inflation will not have a material adverse impact on our future results of operations.

Interest Rates

Our operations are interest-rate sensitive.  We have indirectly benefited from the prevailing low mortgage interest rate environment, since low rates made housing more affordable for the home buyer, thereby increasing demand for homes.  We cannot predict whether interest rates will remain low and what impact an increase in interest rates and mortgage rates would have on our operations, although any significant increase in these rates could have a chilling effect on the housing market, which could adversely affect our results of operations.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Our market risk arises principally from interest rate risk related to our investment portfolio and borrowing activities.

At December 31, 2014, we had investments of approximately $35,900,000 in securities issued by the U.S. Government.  Our investment portfolio is classified as available for sale, and is reflected in the balance sheet at fair value with unrealized gains and losses reflected in equity.  The U.S. Government securities in the portfolio are rated “AA+” and “Aaa” by Standard & Poor’s and Moody’s, respectively.  All of these fixed income securities mature in 2015; the estimated weighted average remaining life of these fixed income securities was approximately 0.2 years at December 31, 2014.  At December 31, 2013, our investments consisted of fixed income securities with an estimated weighted average remaining life of approximately 0.3 years and a weighted average interest rate of .07%.  Our fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Dollars in thousands)

Rate Sensitive Assets:
Available for Sale Fixed Income Securities
U.S. Treasury Securities	$ 35,898	$-	$-	$-	$-	$-	$ 35,898	$ 35,898
Weighted Average Interest Rate	0.05%	-	-	-	-	-
Held to Maturity Securities
Non-public Bonds	$-	$-	$-	$-	$-	$ 11,368	$ 11,368	$ 11,368
Weighted Average Interest Rate						10.0%

Item  8.   Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item  9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2014.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and our expenditures are being made only in accordance with authorizations of our  management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

As of February 6, 2015, our directors and executive officers, their ages, the positions with us held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that our Board of Directors considered in selecting each of them to serve as one of our directors.

Directors

Patrick D. Bienvenue, age 60, has served as a director since August 1998 and since August 2011 has been the Executive Vice President of The St. Joe Company, a publicly traded company engaged in real estate development, sales and other activities.  From January 1996 until April 2011, Mr. Bienvenue served in a variety of executive capacities with real estate related subsidiaries of Leucadia and was responsible for the entitlement, development and management of these entities and their properties.  Mr. Bienvenue has senior managerial and development experience in the real estate sector.

Timothy M. Considine, age 74, has served as a director since January 1992, serving as Chairman of the Board from 1992 to December 1999, and is employed on a part-time basis by Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002. Mr. Considine has accounting and managerial experience.  Mr. Considine also has experience serving on the boards of private entities.

Ian M. Cumming, age 73, has served as a director since May 1999.  Mr. Cumming also serves as Chairman of the Board of Crimson Wine Group, Ltd., Leucadia’s former winery operations, which were spun off to Leucadia shareholders in February 2013.  He previously served as Chairman of the Board of Leucadia from June 1978 until July 2013.  Mr. Cumming also previously served as a director of Jefferies Group, Inc., a publically held company until its acquisition by Leucadia in March 2013 (now known as Jefferies Group LLC) (“Jefferies”), Fortescue Metals Group Ltd. (“Fortescue”), AmeriCredit Corp., Mueller Industries, Inc. (“Mueller”) and Skywest, Inc.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his almost 35 years as Chairman and Chief Executive Officer of Leucadia.  He also has experience serving on the boards of directors and committees of both public and private entities.

Brian P. Friedman, age 59, has served as a director since April 22, 2014.  Mr. Friedman has served as a director and as President of Leucadia since March 1, 2013. Since July 2005, Mr. Friedman has been a director and executive officer of Jefferies, a wholly-owned subsidiary of Leucadia, and has been Chairman of the Executive Committee of Jefferies since 2002. Since 1997, Mr. Friedman has served as President of Jefferies Capital Partners (formerly known as FS Private Investments), a private equity fund management company now controlled by Mr. Friedman in which Jefferies has an ownership interest. Mr. Friedman was previously employed by Furman Selz LLC and its successors, including serving as Head of Investment Banking and a member of its Management and Operating Committees. Prior to his 17 years with Furman Selz and its successors, Mr. Friedman was an attorney with the New York City law firm of Wachtell, Lipton, Rosen & Katz. As a result of his roles at Leucadia and Jefferies, as well as his management of various private equity funds and the significant equity positions those funds hold in their portfolio companies, Mr. Friedman serves on several boards of directors of subsidiaries and investee companies of Jefferies and Leucadia, and since May 2012 has served on the board of directors of Fiesta Restaurant Group, Inc., a public company that owns and operates two restaurant chains. Mr. Friedman served on the board of the general partner of K-Sea Transportation L.P. from 2004 through 2011, and served on the board of directors of Carrols Restaurant Group from June 2009 through May 2012.  Mr. Friedman has managerial and investing experience in a broad range of businesses, as well as experience serving on the boards of committees of both public and private companies.

Michael A. Lobatz, age 65, has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981.  Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Joseph S. Steinberg, age 71, has served as a director since August 1998 and as Chairman of the Board since December 1999.  Mr. Steinberg is Chairman of the Board of Directors of Leucadia, and from January 1979 until March 1, 2013 served as President of Leucadia.  Mr. Steinberg is also a director of Jefferies.  Mr. Steinberg also serves on the board of directors of Crimson Wine Group, Ltd.  Mr. Steinberg had previously served as a director of Mueller and Fortescue.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

Executive Officers

Paul J. Borden, age 66, has served as a director and our President since May 1998.  Mr. Borden was a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia’s real estate investments.  Prior to working for

Leucadia he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

John K. Aden, Jr., age 57, has served as Vice President of the Company since May 2012 and has been employed by us as Senior Project Development Manager since May 2012.  Prior to joining us, Mr. Aden was an Executive Vice President from 1998 to April 2012 and Vice President from 1994 to 1997 for The Otay Ranch Company and JPB Development and Vice President of Community Development from 1989 to 1994 for The Eastlake Company, real estate development companies in San Diego, California.  Mr. Aden is a licensed architect.

Christian E. Foulger, age 40, has served as Vice President of the Company since April 2011 and has been employed by us as a Special Projects Manager since November 2005.  Prior to joining us, Mr. Foulger was a Financial Analyst from 1998 to 2000 and Vice President from 2001 to October 2005 for Cottonwood Partners Management, a real estate development and management company in Salt Lake City, Utah.

Erin N. Ruhe, age 49, has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by us as Controller since January 1999.  Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

Audit Committee

The Board of Directors has a standing Audit Committee, established in accordance with the requirements of the SEC.  The Board of Directors has adopted a charter for the Audit Committee, which is available on our website, www.homefedcorporation.com.  The Audit Committee consists of Mr. Considine (Chairman) and Dr. Lobatz.  The Board of Directors has determined that Mr. Considine is qualified as an audit committee financial expert within the meaning of regulations of the SEC and Mr. Considine and Dr. Lobatz are independent applying the NASDAQ Stock Market’s listing standards for independence.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that during the year ended December 31, 2014, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Business Practice

We have a Code of Business Practice, which is applicable to all of our directors, officers and employees, and includes a Code of Practice applicable to our principal executive officers and senior financial officers.  Both the Code of Business Practice and the Code of Practice applicable to our principal executive officers and senior financial officers are available on our website. We intend to post amendments to or waivers from our Code of Practice on our website if disclosure is required by applicable law.

Item 11.Executive Compensation.

Compensation Discussion and Analysis

Introduction

The Board of Directors has a Compensation Committee consisting of Joseph S. Steinberg that determines and approves the compensation of our executive officers, including those named in the Summary Compensation Table (the “Named Executive Officers”).

Compensation Objectives and Philosophy

Our compensation philosophy is based upon rewarding current and past contributions, performance and dedication and providing incentives for superior long-term performance.  We believe that there should be a strong link between pay and performance of both the Company and the individual.  Accordingly, a large percentage of annual compensation consists of discretionary bonus compensation.  This ensures that compensation paid to an executive reflects the individual’s specific contributions to our success, the level and degree of complexity involved in his/her contributions to us and our overall performance.  We believe our compensation package aligns the interests of executive officers with those of our stockholders.

We believe that our current compensation program fits within our overall compensation philosophy of providing a straight-forward compensation package and strikes the appropriate balance between short and long-term performance objectives.

At our 2014 annual meeting of stockholders, the say-on-pay advisory vote received approval from approximately 99.9% of the shares voted on the matter and the Compensation Committee made no significant changes to our executive compensation program during the year.

Setting Executive Compensation

In determining compensation for our Named Executive Officers, the Compensation Committee does not rely on any specific formula, benchmarking or pre-determined targets.  The Compensation Committee focuses primarily on its subjective determination of the performance of the individual executive officer, as well as on our performance.  In considering executive compensation, the Compensation Committee takes into account an executive officer’s responsibilities, as well as the services rendered by the executive officer.

Elements of Compensation

Our compensation package for executive officers consists of three basic elements: (1) base salary; (2) annual bonus compensation; and (3) long-term incentives in the form of stock options granted pursuant to our Amended and Restated 1999 Stock Incentive Plan (the “Option Plan”) and the opportunity to be awarded restricted stock units (“RSUs”) pursuant to our newly adopted RSU Opportunity Plan (the “Plan”) in 2014.

Other elements of compensation include medical and life insurance benefits available to employees generally.  Additionally, certain perquisites may be available to executive officers that are not available to other employees generally.

Each element of compensation serves a different purpose.  Salary and bonus payments are designed mainly to reward current and past performance, while stock options and RSUs are designed to provide incentive for strong long-term future performance and are directly linked to stockholders’ interests because the value of the awards will increase or decrease based upon the future price of our common stock.

None of our executive officers is a party to an employment agreement.

Base Salary

Base salary is consistent with the executive’s office and level of responsibility, with annual salary increases which generally amount to a small percentage of the executive’s prior base salary, primarily reflecting cost of living increases.

Short-Term Incentives – Annual Bonus Compensation

Annual bonus compensation of executive officers is determined by the Compensation Committee based on its subjective assessment of an executive’s and our performance, given the cyclical nature of the real estate development industry.  Bonuses are subjective and are not based upon any formula or the application of any mathematical criteria.  While there is no agreement to pay annual bonuses, at the time each of the executive officers was employed by us there was a discussion that, in all but exceptional circumstances, annual subjective bonuses would be paid. The Compensation Committee considers our actual and estimated results of operations for the year in question, as well as operating results and bonus compensation for prior years.  The Committee also considers self-evaluations completed by each executive officer for the year, which provide the Compensation Committee with each executive’s subjective assessment of his or her achievements for the year, as well as identify personal goals for the coming year, and bonus recommendations from our President.

In evaluating each executive’s performance, the Compensation Committee takes into account the incremental value to us of obtaining project approvals and entitlements as our development projects progress, and places more emphasis on whether the executive’s performance has increased our long term value, rather than on our earnings for that year.  The Compensation Committee also recognizes that, due to the extended length of time that it takes to obtain land entitlements, especially in California where our development business is currently centered, the current efforts of our executive officers may not result in operating profits for many years in the future.

Bonuses, which have varied from year to year, also reflect our profitability and activities for the year in question.  For example, in years in which we are actively selling real estate, the Compensation Committee is likely to subjectively consider the executive’s contribution to the sales effort and in years in which we are actively engaged in land acquisition, entitlement and land development efforts, the Compensation Committee is likely to consider the executive’s contribution to those efforts.  The Compensation Committee also subjectively considers the executive’s contribution to evaluation of new opportunities, and also places importance upon the executive’s critical analysis that can result in avoiding making investments that do not meet our investment criteria and are not consummated, as well as on those opportunities that are consummated.

For Mr. Borden, the Compensation Committee recognized the leadership role he provided in working with the Special Committee and his senior staff to complete the Acquisition while implementing a management plan focused on maximizing the value of each property included in the Acquisition.  Mr. Borden also provided oversight of the entitlement approvals received by the Otay Ranch project in 2014.  Mr. Borden initiated important managerial changes at the project level, and directed staff to implement and refine budget and financial projections for the newly acquired properties.  Under Mr. Borden’s supervision, the assets acquired from the Acquisition were assigned to senior managers and business plans were implemented for each property.

For Mr. Aden, the Compensation Committee considered the progress made with the various properties under his management.  This included successful planning and project design for both the Fanita Ranch and the Pacho projects.  Under Mr. Aden’s leadership, planning progressed and development began at Phase 1 of the SweetBay project and a successful sales program was completed on 10 luxury homes at the Estates in San Elijo Hills.  Mr. Aden also provided valuable management oversight on the efforts to complete entitlements at the Otay Ranch project and to attract experienced project management to our development staff.

For Mr. Foulger, the Compensation Committee recognized his leadership in achieving the effective integration and management oversight of certain real estate assets acquired from the Acquisition.  These accomplishments included personnel changes and an improvement in operations at one property and progress made in various areas of another.  Mr. Foulger has also continued to effectively pursue new business opportunities and created a continuing flow of acquisition opportunities to consider.  Under the supervision of Mr. Foulger, we continued to close on sales of lots at the Ashville Park project in Village B at higher prices and proceeded with submitting two alternative plans for revising existing approvals on the remaining lots at the Ashville Park project.

For Ms. Ruhe, the Compensation Committee acknowledged her continuing contribution to the management of all areas of the Company, and specifically, those under her direct supervision, which includes accounting, cash and risk management, and personnel administration.  Ms. Ruhe was also responsible for the integration of accounting and cash management related to the entities acquired in the Acquisition and managed several important areas of the Acquisition, including completion of the Acquisition documentation while working with our investment advisors and public accountants.  Ms. Ruhe also provided assistance on all transactions involving sales and acquisitions, as well advisory oversight for budgeting and projections.

Based upon the foregoing, on January 9, 2015, the Compensation Committee approved annual salary increases (effective January 1, 2015) and discretionary 2014 cash bonuses for each of the Named Executive Officers reflected in the Summary Compensation Table below.

Additionally, all of our employees received a discretionary 2014 year-end bonus equal to approximately 3% of base salary.

Long-Term Incentives – Stock Options

By means of our Option Plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

Options Awarded to Executive Officers

Occasionally, stock options may be awarded which, under the terms of our Option Plan, permit the executive officer or other employee to purchase shares of our common stock at not less than the fair market value of the shares of common stock at the date of grant.  The extent to which the employee realizes any gain is, therefore, directly related to increases in the price of our common stock and, therefore, stockholder value, during the period of the option.  In certain circumstances, options having an exercise price below the fair market value of our common stock on the date of grant may be issued (although none have been granted to date).  Options granted to executive officers become exercisable at the rate of 20% per year, commencing one year after the date of grant.  As discussed above under “Short-Term Incentives – Annual Bonus Compensation,” the number of stock options awarded to an executive officer is not based on any specific formula, but rather on a subjective assessment of the executive’s performance and our performance.  Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information.  The last time options were granted to executive officers was May 2010 (other than options granted to Paul J. Borden in his capacity as a director).

Options Awarded to Directors

Under the terms of our Option Plan, each director, including Paul J. Borden, is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  As stated above, options are priced at the closing price on the date of grant.

In June 2014, pursuant to this automatic grant, each director, including Paul J. Borden, was granted options to purchase 1,000 shares of our common stock with an exercise price of $58.00 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

Long-Term Incentives – Restricted Stock Units

On August 13, 2014, the Board of Directors adopted the RSU Opportunity Plan (the “RSU Plan”) and approved a RSU Opportunity Notice (the “Notice”).  An aggregate of 100,000 shares of Common Stock is available to be issued under the RSU Plan to our executive officers (the “Participants”).  Participants may be granted RSUs based on satisfaction of established performance criteria at the end of the performance period specified in the RSU Plan.  The performance period ends on December 31, 2016, and the degree which performance criteria has been satisfied and the actual amount of any awards to be granted are in the sole discretion of the Board of Directors.  In the event that the Board of Directors determines that awards should be granted, the Board will issue awards no later than April 1, 2017.

Other Benefits; Executive Perquisites

Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

Mr. Borden maintains his primary residence in New Jersey.  We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California.  Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements.  As a result, beginning in 2005, the Board of Directors (without Mr. Borden’s participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.  In 2014, we paid Mr. Borden $49,377 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2014).

Mr. Foulger received benefits from the personal use of a Company car until we sold the car in May 2014.

Mr. Aden receives a monthly car allowance.

No other Named Executive Officers receive perquisites.

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although two of our directors, Mr. Steinberg and Mr. Cumming, respectively, beneficially own approximately 4.8% and 4.0% of our outstanding common stock.

Accounting and Tax Matters

The cost of all share-based payments to employees or directors is recognized in the financial statements based on their fair values.  The cost is recognized as an expense over the vesting period of the award.

Under the provisions of Section 162(m) of the Internal Revenue Code of 1986, we would not be able to deduct compensation to our executive officers whose compensation is required to be disclosed for such year in excess of $1 million per year unless such compensation was within the definition of “performance-based compensation” or meets certain other criteria.  To qualify as “performance-based compensation,” in addition to certain other requirements, compensation generally must be based on achieving certain pre-established objective performance criteria.  The Board of Directors believes that compensation at such levels is not likely to be a recurring event and that it is in our interest to retain maximum flexibility in our compensation programs to enable us to appropriately reward, retain and attract the executive talent necessary to our success.  The Board recognizes that in appropriate circumstances compensation that is not deductible under Section 162(m) may be warranted and could be paid in the Board of Directors’ discretion.

Compensation Committee Report

I have reviewed and discussed with our management the above Compensation Discussion and Analysis (“CD&A”).  Based upon my review and discussions, I have recommended to the Board of Directors that the CD&A be included in this Form 10-K.

Compensation Committee

Joseph S. Steinberg

Summary Compensation Table

Name and Principal				Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Compensation (2)		Total
Paul J. Borden,	2014	$364,656	$235,940	$15,338	$148,509	(3)	$764,443
President	2013	$292,172	$258,765	$8,701	$164,269		$723,907
	2012	$283,662	$233,510	$8,488	$151,245		$676,905

John K. Aden, Jr.	2014	$298,342	$208,950	$-	$16,825	(4)	$524,117
Vice President	2013	$231,750	$206,953	$-	$16,200		$454,903
	2012	$138,462	$179,154	$-	$3,750		$321,366

Christian E. Foulger,	2014	$229,294	$206,879	$-	$14,257	(5)	$450,430
Vice President	2013	$152,974	$204,589	$-	$18,702		$376,265
	2012	$148,518	$154,456	$-	$17,320		$320,294

Erin N. Ruhe,	2014	$218,794	$181,564	$-	$10,825	(6)	$411,183
Vice President,	2013	$152,974	$179,589	$-	$10,200		$342,763
Treasurer and	2012	$148,518	$129,456	$-	$10,000		$287,974
Controller

(1)This column represents the grant date fair value of stock options granted to Mr. Borden in his capacity as a director in accordance with GAAP.    Information on the valuation assumptions made when calculating the amounts in this column is found in Note 8 to our consolidated financial statements contained herein.

(2)Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer.  The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(3)Consists of non-cash compensation of $35,793 for maintaining a temporary residence in California and $23,991 for airfare to and from his primary residence in New Jersey, $49,377 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us and director fees from the Company of $24,000. This column also includes transportation and the personal use of a company car while in California and related expenses, as well as contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden.

(4)Consists of a monthly car allowance and contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Aden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Aden.

(5)Consists of non-cash compensation for use of a company car and related expenses and contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Foulger, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Foulger.

(6)Consists of contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Ms. Ruhe, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Ms. Ruhe.

Grants of Plan-Based Awards in 2014

This table provides information about equity awards granted to our Named Executive Officers in 2014 under our Option Plan.  As discussed in the CD&A, in June 2014, Mr. Borden was granted 1,000 options pursuant to the automatic grant to directors under the Option Plan.

All Other Option
		Awards: Number of	Exercise or Base	Grant Date Fair
	Grant	Securities Underlying	Price of Option	Value of Stock and
Name	Date	Options (#) (1)	Awards ($/sh) (2)	Option Awards (3)

Paul J. Borden,	6/12/14	1,000	$ 58.00	$ 15,338
President

(1)This column shows the number of shares of common stock issuable under options granted in 2014.  The options vest and become exercisable in four equal installments beginning one year after the grant date.

(2)This column shows the exercise price for the stock options granted, which was the closing price of our common stock on the date of grant.

(3)This column shows the grant date fair value of stock options awarded in 2014.  The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period.  For information on the valuation assumptions with respect to this grant refer to Note 8 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End

This table provides information on the holdings of option awards by our Named Executive Officers at December 31, 2014.  This table includes exercisable and unexercisable options.  Options granted to our Named Executive Officers on May 11, 2010, vest and become exercisable in five equal annual installments, commencing one year from the grant date.  Options granted to Mr. Borden as a director vest and become exercisable in four equal annual installments, commencing one year from the grant date.  For additional information about the option awards, see “Long-Term Incentives – Stock Options –Options Awarded to Executive Officers” in the CD&A.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
Name	Grant Date	Exercisable	Unexercisable

Paul J. Borden,	5/11/10	10,000	2,500	$25.00	5/11/16
President	8/2/10	1,000	-	$21.00	8/2/15
	7/29/11	750	250	$21.50	7/29/16
	7/9/12	500	500	$22.35	7/9/17
	7/11/13	250	750	$32.30	7/11/18
	6/12/14	-	1,000	$58.00	6/12/19

Christian E. Foulger,	5/11/10	4,800	1,200	$25.00	5/11/16
Vice President

Erin N. Ruhe,	5/11/10	8,000	2,000	$25.00	5/11/16
Vice President,
Treasurer and
Controller

Option Exercises in Fiscal 2014

The table below reflects the options which were exercised and the value realized during fiscal 2014 for each of our Named Executive Officers.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Paul J. Borden	1,000	$34,250

Potential Payment upon Termination of Employment

None of the Named Executive Officers is a party to an employment agreement.  However, under the terms of our current Option Plan, the time within which to exercise vested options may be extended in accordance with the Option Plan, but not beyond the expiration date of the option, for a period of either three months, one year or three years, depending on the triggering event (which are various forms of termination of employment); these triggering events do not result in any acceleration of any unvested options.  For the number of options exercisable by each Named Executive Officer as of December 31, 2014 see the “Outstanding Equity Awards at Fiscal Year-End” table above.

Upon the occurrence of an Extraordinary Event of the Company (as defined in the Option Plan, including a change in control of the Company) all then-outstanding options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2014, Mr. Borden would have received $76,725, Ms. Ruhe would have received $40,000 and Mr. Foulger would have received $24,000 for their outstanding previously unvested stock options (determined by multiplying (A) the spread between the $45.00 closing price on December 31, 2014 and the per common share exercise price for each option by (B) the number of common shares covered by previously unvested options.

Compensation Policies and Risk Management

We do not have a formal compensation plan for any of our employees.  Annually, the Compensation Committee will consider making incentive compensation awards that are purely discretionary, taking into account the employee’s individual performance as well as our performance for the particular year.  We believe that our compensation policies do not reward employees for imprudent risk taking.

Director Compensation

In 2014, each non-employee director received a retainer of $24,000 for serving on the Board of Directors.  In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee and Dr. Lobatz was paid $17,000 for serving on the Audit Committee. Each of Messrs. Considine and Lobatz also received $62,500 for serving on the Independent Committee. See “Related Person Transactions,” below. Under the terms of our Option Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.  These options become exercisable at the rate of 25% per year commencing one year after the date of grant.  As a result, options to purchase 1,000 shares of Common Stock at an exercise price of $58.00 per share were awarded to each of Messrs. Borden, Bienvenue, Considine, Cumming, Lobatz and Steinberg on June 12, 2014.  We reimburse directors for reasonable travel expenses incurred in attending board and committee meetings.  This table sets forth compensation paid to our non-employee directors during 2014.

	(1)	(2)	(3)
Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total (3)

Patrick D. Bienvenue (4)	$ 24,000	$ 15,338	$ 39,338
Timothy M. Considine	$ 112,500	$ 15,338	$ 127,838
Ian M. Cumming	$ 24,000	$ 15,338	$ 39,338
Brian P. Friedman (5)	$ 18,000	$ 15,338	$ 33,338
Michael A. Lobatz	$ 103,500	$ 15,338	$ 118,838
Joseph S. Steinberg (5)	$ 24,000	$ 15,338	$ 39,338

(1)This column reports the amount of cash compensation earned in 2014 for Board and committee service.

(2)This column represents the fair value of options granted to directors in 2014 calculated in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 8 to our consolidated financial statements contained herein.

(3)This table does not include disclosure for any perquisites or other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

(4)We and Mr. Bienvenue have entered into a consulting agreement pursuant to which Mr. Bienvenue has agreed to provide, on a per-diem basis, certain advisory and consulting services to us in connection with the planning, development and design of certain of our real estate development projects.  During 2014, no amounts were paid to Mr. Bienvenue pursuant to this agreement.  In February 2015, we terminated this agreement with him.

(5)Beginning second quarter for Mr. Friedman and third quarter for Mr. Steinberg, they elected to direct their director fees to Leucadia.

The table below reflects the options which were exercised and the value realized during fiscal 2014 for each of our non-employee directors.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Patrick D. Bienvenue	1,000	$32,550
Timothy M. Considine	1,000	$37,000
Ian M. Cumming	1,000	$32,000
Michael A. Lobatz	1,000	$32,550
Joseph S. Steinberg	1,000	$34,250

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans as of December 31, 2014.  All outstanding awards relate to our Common Stock.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	93,500	$ 27.29	398,400

Equity compensation
plans not approved
by security holders	-	-	-

Total	93,500	$ 27.29	398,400

Present Beneficial Ownership

Set forth below is certain information as of February 6, 2015, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of our Named Executive Officers, (4) the trusts for the benefit of Mr. Steinberg’s children and charitable foundations established by each of Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Leucadia National Corporation (a)	9,974,226	(b)	64.8%	(c)
Beck, Mack & Oliver LLC (d)	1,204,607	(d)	7.8%
John K. Aden, Jr.	-		-
Patrick D. Bienvenue	4,900	(e)	*
Paul J. Borden	13,700	(f)	*
Timothy M. Considine	5,400	(g)	*
Ian M. Cumming	608,233	(h)(i)	4.0%
Christian E. Foulger	4,800	(j)	*
Brian P. Friedman	-	(b)	-
Michael A. Lobatz	4,900	(e)	*
Erin N. Ruhe	13,000	(k)	*
Joseph S. Steinberg	745,330	(b)(l)	4.8%
The Steinberg 1989 Trust	27,532	(m)	.2%
Cumming Foundation	172,330	(n)	1.1%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(o)	.3%
All Directors and executive officers as a group (10 persons)	1,400,263	(p)	9.1%

___________________

* Less than .1%.

(a)	The business address of this beneficial owner is 520 Madison Avenue, New York, New York 10022.

(b)	Messrs. Steinberg and Friedman are executive officers, directors and shareholders of Leucadia National Corporation.

(c)

Pursuant to a stockholders agreement with us, Leucadia has agreed that to the extent its ownership of our common stock exceeds 45% of our outstanding voting securities, Leucadia will limit its vote to no more than 45% of the total outstanding voting securities on any matters, assuming all of the total outstanding voting securities not owned by Leucadia, vote on such matters.

(d)The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017.  Based upon a Schedule 13G filed with the SEC on January 26, 2015, by Beck, Mack & Oliver LLC (“BMO”) and discussions with BMO, the securities reported in BMO’s Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO.  Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients.  Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

(e)Includes 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(f)Includes 12,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(g)Includes 500 shares held by the Seeseeanoh Inc. Retirement Plan.  Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California.  Also includes (i) 2,400 shares held by The Considine Family 1981 Trust, of which Mr. Considine and his wife are trustees and (ii) 2,500 shares that may be acquired upon exercise of currently exercisable stock options.

(h)Includes (i) 5,704 shares (less than .1%) beneficially owned by Mr. Cumming’s wife as to which Mr. Cumming may be deemed to be the beneficial owner, (ii) 60,000 shares (.4%) held by a corporation which is 50% owned by Mr. Cumming and 50% owned by Mr. Cumming’s wife and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(i)The business address for Mr. Cumming is c/o American Investment Company 148 So. Redmond Street, PO Box 4902, Jackson, WY 83001.

(j)Includes 4,800 shares that may be acquired upon the exercise of currently exercisable stock options.

(k) Includes 8,000 shares that may be acquired upon the exercise of currently exercisable stock options.

(l)The business address for Mr. Steinberg is c/o Leucadia National Corporation, 520 Madison Avenue, New York, New York 10022. Includes (i) 3,676 shares (less than .1%) beneficially owned by Mr. Steinberg’s wife as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares (.4%) owned by trusts for the benefit of Mr. Steinberg’s children and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(m)Mr. Steinberg disclaims beneficial ownership of our common stock held by this trust.

(n)Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of our common stock held by the foundation.

(o)Mr. Steinberg and his wife are trustees of the trust.  Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.

(p)Includes 37,800 shares that may be acquired upon the exercise of currently exercisable stock options.

As of February 6, 2015, Cede & Co. held of record 4,959,935 shares of our common stock (approximately 32.2% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Policies and Procedures with Respect to Transactions with Related Persons

The Board has adopted a written policy for the review, approval and ratification of transactions that involve “related persons” and potential conflicts of interest (the “Related Person Transaction Policy”).

The Related Person Transaction Policy applies to each  of our directors and executive officers, any nominee for election as a director of our Company, any security holder who is known to own of record or beneficially more than five percent of any class of our voting securities, any immediate family member of any of the foregoing persons, and any corporation, firm, association or other entity in which one or more directors of the Company are directors or officers, or have a substantial financial interest (each a “Related Person”).

Under the Related Person Transaction Policy, a Related Person Transaction is defined as a transaction or arrangement involving a Related Person in which the Company is a participant or that would require disclosure in our filings with the SEC.

Under the Related Person Transaction Policy, Related Persons must disclose to the Audit Committee any potential Related Person Transactions and must disclose all material facts with respect to such transaction.  All Related Person Transactions will be reviewed by the Audit Committee and, in its discretion, approved or ratified.  In determining whether to approve or ratify a Related Person Transaction the Audit Committee considers the relevant facts and circumstances of the Related Person Transaction, which may include factors such as the relationship of the Related Person with us, the materiality or significance of the transaction to the Company and the Related Person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to us on an arms-length basis, and the impact of the transaction on our business and operations.

Related Person Transactions

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned pursuant to the terms of agreements entered into when those subsidiaries were acquired from Leucadia by the Company.  Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of our subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2014, the amount of outstanding bonds was approximately $4,900,000, none of which has been drawn upon.

Since 1995, Leucadia has been providing administrative and accounting services to us.  Under the current administrative services agreement, Leucadia provides services to us for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2014).  Pursuant to this agreement, Leucadia provides the services of Mr. Roland Kelly, our Secretary, in addition to various administrative functions.  Mr. Kelly is an officer of subsidiaries of Leucadia.  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving us not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

As previously disclosed, on February 28, 2014, we entered into a Purchase Agreement (the “Purchase Agreement”) with Leucadia and certain of its subsidiaries pursuant to which we purchased (collectively, the “Acquisition”) (a) all of the equity interests of certain wholly-owned subsidiaries of Leucadia (the “Acquired Subsidiaries”), (b) certain of the equity interests of entities partially owned by Leucadia (the “Investment Subsidiaries”) and (c) cash of approximately $14.0 million (including cash acquired as part of working capital of approximately $1.5 million) set forth in the Purchase Agreement (collectively the “Purchased Assets”). We, as consideration for the Purchased Assets, issued to Leucadia 7,500,000 unregistered shares of our common stock (the “Acquisition Shares”) upon the terms and subject to the conditions specified in the Purchase Agreement. The Acquisition Shares are subject to certain demand and piggy-back registration rights pursuant to a Registration Rights Agreement, dated October 21, 2002, by and between Leucadia and us. The closing of the Acquisition occurred during 2014.  The terms and conditions of the Acquisition, including the Purchase Agreement, were negotiated and approved by a special independent committee of our Board consisting of Mr. Considine and Dr. Lobatz (the “Independent Committee”) and ratified by our Board, the membership of which includes Joseph S. Steinberg, the Chairman of the board of directors of Leucadia, and Ian M. Cumming, a former member of the board of directors of Leucadia.  Prior to February 28, 2014, Messrs. Steinberg and Cumming, together with Leucadia, constituted a group that held approximately 48.5% of our common stock outstanding prior to the completion of the Acquisition. As reflected in Schedule 13Ds filed by each of Leucadia, Mr. Steinberg and Mr. Cumming, on February 28, 2014, that group was disbanded.  Mr. Steinberg abstained from the ratifying vote of our Board. As part of its review and analysis of the Acquisition, the Independent Committee received a fairness opinion from Duff & Phelps LLC, as our financial advisor.

The Audit Committee, the Board or the Independent Committee, as applicable, has approved or ratified each of the foregoing.

Director Independence

The Board of Directors has determined that Messrs. Considine and Bienvenue and Dr. Lobatz are independent applying the NASDAQ Stock Market’s listing standards for independence.

Item 14.  Principal Accounting Fees and Services.

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit work performed by our independent auditor, PricewaterhouseCoopers LLP.  The Audit Committee has pre-approved (i) certain general categories of work where no specific case-by-case approval is necessary (“general pre-approvals”) and (ii) categories of work which require the specific pre-approval of the Audit Committee (“specific pre-approvals”).  For additional services or services in an amount above the annual amount that has been pre-approved, additional authorization from the Audit Committee is required.  The Audit Committee has delegated to the Committee chair the ability to pre-approve all of these services.  Any pre-approval decisions made by the Committee chair under this delegated authority will be reported to the full Audit Committee.  All requests for services to be provided by PricewaterhouseCoopers LLP that do not require specific approval by the Audit Committee must be submitted to our Controller, who determines whether such services are in fact within the scope of those services that have received the general pre-approval of the Audit Committee.  The Controller reports to the Audit Committee periodically.

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K, the review of financial statements included in our Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules.  All such services were approved by the Audit Committee.  Audit fees aggregated $751,500 and $269,000 for the years ended December 31, 2014 and 2013, respectively.  Additionally in 2014 and 2013, we incurred audit related fees of $302,950 and $70,000, respectively.

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

2.1

Purchase Agreement, dated February 28, 2014, by and among HomeFed Corporation, Leucadia National Corporation, Baldwin Enterprises, Inc., LUK-REN, Inc., LUK-Myrtle Beach, LLC, Leucadia Financial Corporation, Leucadia LLC, Maine Isles, LLC, Glen Cove TND, LLC and Rockport Properties, LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K dated February 28, 2014).

2.2

Letter Agreement, dated August 29, 2014, by and among HomeFed Corporation, Leucadia National Corporation and certain subsidiaries of Leucadia National Corporation (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K dated September 5, 2014).

3.1	Restated Certificate of Incorporation, as restated July 3, 1995 of the Company (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 1995).
3.2

Amendment to Amended and Restated Bylaws of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.3 to our quarterly report on Form 10-Q for the quarter ended September 30, 2002 (the “Third Quarter 2002 10-Q”)).

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2002 (incorporated by reference to Exhibit 3.4 to the Third Quarter 2002 10-Q).
3.4

Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”)).

3.5	Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s 2003 10-K).
3.6

Certificate of Amendment of the Certificate of Incorporation of the Company, dated August 2, 2010 (incorporated by reference to Exhibit 3.7 to our Annual Report on Form 10-K for the year ended December 31, 2010).

4.1

Stockholders Agreement dated as March 28, 2014, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K dated April 3, 2014).

10.1

Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to our current report on Form 8‑K dated August 14, 1998).

10.2

Administrative Services Agreement, dated as of March 1, 2000, between Leucadia Financial Corporation (“LFC”), the Company, HomeFed Resources Corporation and HomeFed Communities, Inc. (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2000).

10.3

Amendment No. 1 dated as of November 1, 2000 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “2000 10-K”)).

10.4	Amendment No. 2 dated as of February 28, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.22 to our 2000 10-K).

10.5

Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001).

10.6

Registration Rights Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated October 22, 2002).

10.7	Form of Grant Letter for the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2005).+

10.8

Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (the “2002 10-K/A”)).

10.9	Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.35 of the 2002 10-K/A).

10.10	Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998 (incorporated by reference to Exhibit 10.36 of the 2002 10-K/A).

10.11	Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002 (incorporated by reference to Exhibit 10.37 of the 2002 10-K/A).

10.12	Agreement and Guaranty, dated as of October 1, 2002, between Leucadia National Corporation and CDS Holding Corporation (incorporated by reference to Exhibit 10.38 of the 2002 10-K/A).

10.13	Obligation Agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc. (incorporated by reference to Exhibit 10.39 of the 2002 10-K/A).

10.14	Tax Allocation Agreement between the Company and our subsidiaries dated as of November 1, 2002 (incorporated by reference to Exhibit 10.21 to the Company’s 2003 10-K).

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

10.18	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to Annex A to our Proxy Statement dated June 18, 2009). +

10.21	RSU Opportunity Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 15, 2014).

10.22	Form of RSU Opportunity Notice (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 15, 2014).

10.23	Information Concerning Executive Compensation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 14, 2015).

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statement on Form S-8 (File No. 333-97079) and (File No. 333-175563).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

Financial statements from the Annual Report on Form 10-K of HomeFed Corporation for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Furnished herewith pursuant to Item 601(b)(32) of Regulation S-K.

+	Management Employment Contract or Compensatory Plan/Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEFED CORPORATION

February 27, 2015	By /s/Erin N. Ruhe
Erin N. Ruhe, Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 27, 2015	By /s/ Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

February 27, 2015	By /s/ Paul J. Borden	President and Director
	Paul J. Borden	(Principal Executive Officer)

February 27, 2015	By /s/ Erin N. Ruhe	Vice President, Treasurer and Controller
	Erin N. Ruhe	(Principal Financial and Accounting Officer)

February 27, 2015	By /s/ Patrick D. Bienvenue	Director
Patrick D. Bienvenue

February 27, 2015	By /s/ Timothy M. Considine	Director
Timothy M. Considine

February 27, 2015	By /s/ Ian M. Cumming	Director
Ian M. Cumming

February 27, 2015	By /s/ Brian P. Friedman	Director
Brian P. Friedman

February 27, 2015	By /s/ Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HomeFed Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries (the “Company”) at December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

February 27, 2015

Los Angeles, California

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and December 31, 2013
(Dollars in thousands, except par value)	December 31,	December 31,
	2014	2013
ASSETS
Real estate held for development	$143,301	$103,465
Real estate held for investment, net	43,891	3,607
Cash and cash equivalents	61,495	57,306
Restricted cash	6,419	-
Investments available for sale (amortized cost of $35,897 and $31,894)	35,898	31,896
Investment held to maturity, at amortized cost	11,368	-
Equity method investments	101,228	-
Accounts receivable, deposits and other assets	17,393	1,715
Intangible assets, net	12,196	-
Net deferred tax asset	-	6,413

TOTAL	$433,189	$204,402

LIABILITIES
Accounts payable and accrued liabilities	$6,009	$5,822
Below market lease contract intangibles, net	4,760	-
Non-refundable option payments	25	1,015
Liability for environmental remediation	1,495	1,543
Deferred revenue	2,528	2,739
Net deferred tax liability	4,984	-
Income taxes payable	-	3,125
Other liabilities	842	228

Total liabilities	20,643	14,472

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,387,500 and 7,879,500 shares outstanding after deducting 395,409 shares held in treasury	154	79
Additional paid-in capital	597,271	381,171
Accumulated other comprehensive income	-	1
Accumulated deficit	(197,530)	(201,416)
Total HomeFed Corporation common shareholders' equity	399,895	179,835
Noncontrolling interest	12,651	10,095
Total equity	412,546	189,930

TOTAL	$433,189	$204,402

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except per share amounts)

	2014	2013	2012

REVENUES
Sales of real estate	$35,637	$50,097	$28,193
Rental income	17,623	511	509
Farming revenues	5,199	5,054	6,590
Co-op marketing and advertising fees	1,046	1,142	557
	59,505	56,804	35,849

EXPENSES
Cost of sales	18,593	23,198	13,659
Rental operating expenses	12,835	124	128
Farming expenses	3,314	3,031	3,041
General and administrative expenses	15,287	12,381	8,687
Depreciation and amortization	3,857	239	249
Reduction in estimated liability for environmental remediation	-	(662)	(1,500)
Administrative services fees to Leucadia National Corporation	180	180	180
	54,066	38,491	24,444

Income before income from equity method investments	5,439	18,313	11,405

Losses from equity method investments	(298)	-	-

Income from operations	5,141	18,313	11,405

Interest and other income	1,074	889	107

Income before income taxes and noncontrolling interest	6,215	19,202	11,512

Income tax provision	(1,483)	(6,498)	(4,080)

Net income	4,732	12,704	7,432

Net income attributable to the noncontrolling interest	846	1,436	1,410

Net income attributable to HomeFed Corporation common
shareholders	$3,886	$11,268	$6,022

Basic and diluted earnings per common share attributable to
HomeFed Corporation common shareholders	$0.29	$1.43	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Net income	$4,732	$12,704	$7,432
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of taxes of $0, $(1) and $2	(1)	(2)	2

Net change in unrealized holding gains (losses) on investments, net of taxes of $0, $(1) and $2	(1)	(2)	2

Other comprehensive income (loss), net of income taxes	(1)	(2)	2

Comprehensive income	4,731	12,702	7,434

Comprehensive (income) loss attributable to the noncontrolling interest	(846)	(1,436)	(1,410)

Comprehensive income attributable to HomeFed Corporation common shareholders	$3,885	$11,266	$6,024

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except par value)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2012	$79	$376,332	$1	$(218,706)	$157,706	$16,723	$174,429

Net income				6,022	6,022	1,410	7,432
Acquisition of noncontrolling
interest		4,474			4,474	(9,474)	(5,000)
Other comprehensive
income, net of taxes			2		2		2
Share-based compensation
expense		176			176		176

Balance, December 31, 2012	$79	$380,982	$3	$(212,684)	$168,380	$8,659	$177,039

Net income				11,268	11,268	1,436	12,704
Other comprehensive
loss, net of taxes			(2)		(2)		(2)
Share-based compensation
expense		189			189		189

Balance, December 31, 2013	$79	$381,171	$1	$(201,416)	$179,835	$10,095	$189,930

Net income				3,886	3,886	846	4,732
Other comprehensive
loss, net of taxes			(1)		(1)		(1)
Shares issued to acquire assets from
Leucadia National Corporation	75	215,634			215,709		215,709
Noncontrolling interest acquired from
Leucadia National Corporation						1,710	1,710
Share-based compensation
expense		200			200		200
Exercise of options to purchase
common shares, including excess
tax benefit		266			266		266

Balance, December 31, 2014	$154	$597,271	$-	$(197,530)	$399,895	$12,651	$412,546

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012
(In thousands)
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,732	$12,704	$7,432
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Reduction in estimated liability for environmental remediation	-	(662)	(1,500)
Losses from equity method investments	298	-	-
Provision for deferred income taxes	(446)	2,345	2,093
Share-based compensation expense	200	189	176
Excess tax benefit from exercise of stock options	(78)	-	-
Depreciation and amortization of property, equipment and leasehold improvements	304	239	249
Other amortization	4,449	-	-
Amortization related to investments	(847)	(35)	(40)
Distributions from equity method investments	549	-	-
Changes in operating assets and liabilities:
Real estate, held for development	38	13,579	4,458
Restricted cash related to development activities	(5,323)	-	-
Accounts receivable, deposits and other assets	(3,149)	(823)	(20)
Deferred revenue	(211)	1,853	886
Accounts payable and accrued liabilities	(1,836)	725	1,977
Non-refundable option payments	(990)	1,015	(350)
Liability for environmental remediation	(48)	(2,402)	(2,865)
Income taxes receivable/payable	(3,100)	1,481	(83)
Other liabilities	382	92	(19)
Net cash (used for) provided by operating activities	(5,076)	30,300	12,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired upon acquisition of assets from Leucadia National Corporation	13,983	-	-
Acquisition of real estate	(1,666)	(507)	(32,178)
Purchases of investments (other than short-term)	(77,586)	(68,374)	(90,549)
Proceeds from maturities of investments available for sale	73,600	72,900	94,900
Proceeds from sales of investments	-	-	2,600
Capital distributions from equity method investments	668	-	-
Net cash provided by (used for) investing activities	8,999	4,019	(25,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of noncontrolling interest	-	-	(5,000)
Exercise of stock options to purchase common shares	188	-	-
Excess tax benefit from exercise of stock options	78	-	-
Net cash provided by (used for) financing activities	266	-	(5,000)

Net increase (decrease) in cash and cash equivalents	4,189	34,319	(17,833)

Cash and cash equivalents, beginning of period	57,306	22,987	40,820

Cash and cash equivalents, end of period	$61,495	$57,306	$22,987

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,030	$2,672	$2,070

Non-cash investing activities:
Common stock issued for acquisition of assets from Leucadia National Corporation	$215,709	-	-

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the “Company,”) and its controlled subsidiaries.  We also own equity interests in Brooklyn Renaissance Plaza, an operating business accounted for under the equity method of accounting.  We are currently engaged, directly and through our subsidiaries, in the investment in and development of residential and commercial real estate properties in California, Virginia, South Carolina, Florida, Maine and New York.  All intercompany balances and transactions have been eliminated in consolidation.

Our main business, real estate development, is highly competitive, and there are numerous residential real estate developers and development projects operating in the same geographic areas in which we operate.  In addition, the real estate industry is subject to increasing environmental, building, zoning and real estate regulations that are imposed by various federal, state and local authorities.  Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals.  Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.  Delays could adversely affect our ability to complete our projects, significantly increase the costs of doing so or drive potential customers to purchase competitors’ products.  Environmental laws may cause us to incur substantial compliance, mitigation and other costs, may restrict or prohibit development in certain areas and may delay completion of our development projects.  Delays arising from compliance with environmental laws and regulations could adversely affect our ability to complete our projects and significantly increase development costs.  Our business may also be adversely affected by inflation and is interest-rate sensitive.

Certain amounts have been reclassified to be consistent with the 2014 presentation.

Basis of Consolidation – Our policy is to consolidate all entities in which we can vote a majority of the outstanding voting stock.  In addition, we consolidate entities which meet the definition of a variable interest entity for which we are the primary beneficiary.  The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.  We consider special allocations of cash flows and preferences, if any, to determine amounts allocable to noncontrolling interests.  All intercompany transactions and balances are eliminated in consolidation.    In situations where we have significant influence, but not control, of an entity that does not qualify as a variable interest entity, we apply the equity method of accounting.

Critical Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate all of these estimates and assumptions.  Actual results could differ from those estimates.

Profit Recognition on Sales of Real Estate – When we have an obligation to complete improvements on property subsequent to the date of sale, we utilize the percentage of completion method of accounting to record revenues and cost of sales.  Under percentage of completion accounting, we recognize revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas.  Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets.

We believe we can reasonably estimate our future costs and profit allocation in order to determine how much revenue should be deferred.  However, such estimates are based on numerous assumptions and require management’s judgment.  For example, the estimate of future development costs includes an assumption about the cost of construction services for which we have no current contractual arrangement.  If the estimate of these future costs proves to be too low, then we will have recognized too much profit as of the date of sale resulting in less profit to be reported as the improvements are completed.  However, to date our estimates of future development costs that have been used to determine the amount of revenue to be deferred at the date of sale have subsequently been proven to be reasonably accurate.

Income Taxes – We provide for income taxes using the liability method.  We record a valuation allowance to reduce our net deferred tax asset to an amount that we expect is more likely than not to be realized.  If our estimate of the realizability of our deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would either increase or decrease income tax expense in such period.  The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on our projection of taxable income in the future.  Since any projection of future profitability is inherently uncertain, changes in the valuation allowance can be expected.

During 2014, we concluded that we had enough profitable, historical evidence related to the Ashville Park project to include our sales forecasts of the project into our projection of taxable income.  As a result, we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset; accordingly, approximately $900,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2014.

During 2013, we generated profits from lot sales at the San Elijo Hills and Ashville Park projects that were greater than projected as of December 31, 2012.  Also, as of December 31, 2013, we had entered into agreements to sell additional lots at both projects which were expected to close during 2014.  We considered its recent results and pending lot sale agreements to be positive evidence to be considered when estimating its future taxable income.  As a result, we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset; accordingly, approximately $1,350,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2013.

During 2012 we acquired the Ashville Park project, profitably sold finished lots during 2012 and entered into an agreement to sell additional lots in 2013, some of which closed during the first quarter of 2013.  We believed that these sales represented positive evidence to be considered when estimating future taxable income that may be generated at the Ashville Park project.  We also lowered our estimated liability for environmental remediation costs during 2012, and updated our consolidated projection of future taxable income for this activity and for recent developments at our other projects.  As a result, we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset; accordingly, approximately $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2012.

The projection of future taxable income is based upon numerous assumptions about the future, including future market conditions where our projects are located, regulatory requirements, estimates of future real estate revenues and development costs, future interest expense, operating and overhead costs and other factors.  To the extent our actual taxable income in the future exceeds our estimate, we will recognize additional tax benefits and reduce our valuation allowance; conversely, if the actual taxable income is less than the amounts projected, an addition to the valuation allowance would be recorded that would increase tax expense in the future.  Adjustments to the valuation allowance in the future can be expected.

We record interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.  Based on our evaluation of our tax filings at December 31, 2014 and 2013, we did not record any amounts for uncertain tax positions. If any of our tax filing positions are successfully challenged, payments could be required that might be material.

Provision for Environmental Remediation – We record environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable.  During 2002, we recorded a charge of $11,150,000 representing our estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by a subsidiary of Otay Land Company.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the actual cost of the remediation, the expenses of the regulatory process, the costs of post-remediation monitoring requirements, inflation and other items.

We have periodically examined, and when appropriate, adjusted our liability for environmental remediation to reflect our current best estimate.  A change to the current estimate could result from, among other things, that the cost to implement the remediation is different than our current estimate, that the cost of future on-going monitoring efforts is different than our current estimate, and/or requirements imposed by regulatory authorities that we did not anticipate but is nevertheless required to implement.  During 2012, we revised our estimate of future remediation costs, including on-going monitoring expenses, which resulted in a reduction in the previously accrued estimate of $1,500,000.  Such amount was reflected on the consolidated statement of operations as a reduction to expenses.

During the fourth quarter of 2012, upon receipt of required approvals, we commenced remediation activities, which were completed in February 2013.  We received final approval from the County of San Diego Department of Environmental Health in June 2013; as a result, we reduced our liability for environmental remediation by $650,000.

Provision for Impairment Losses on Real Estate – Our real estate is carried at cost.  Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of the carrying amount of its real estate in accordance with GAAP.

Some of the events or changes in circumstances that we consider as indicators of potential impairment include: (i) a change in market conditions in the local markets where we own real estate, (ii) a change in the availability of mortgages for retail buyers or a significant change in interest rates for mortgages, (iii) a change in expected use or development plans for properties,  (iv) continuing operating or cash flow losses for real estate held for investment purposes,  (v) an accumulation of costs in a development property that significantly exceeds its historical basis in property held long-term and (vi) a significant weather event that may have a negative impact on the property value.

We use varying methods to determine if impairment exists, such as considering indicators of potential impairment and analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to the carrying value.

The accounting estimate related to the real estate impairment evaluation is susceptible to the use of assumptions about future sales proceeds and future expenditures.  For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods.

If a property is considered impaired, the impairment charge is determined by the amount of the property’s carrying value exceeds its fair value.  We did not record any provisions for impairment losses during the years ended December 31, 2014, 2013 and 2012.

Purchase Price Allocation –  Under current authoritative accounting guidance, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and the liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method of accounting. We record our investments based on the fair value of the identifiable assets acquired, intangible assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity, as well as recognizing and measuring goodwill or a gain from a bargain purchase at the acquisition date. Assets are recorded at fair value using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received in an orderly transaction to sell an asset or transfer a liability between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets. We immediately expense acquisition-related costs and fees associated with business combinations.

Real Estate – Real estate includes all expenditures incurred in connection with the acquisition, development and construction of the property, including interest paid to third parties and property taxes.  At acquisition, land costs are allocated to individual parcels or lots based on relative fair values or specific identification.  Subsequent to acquisition, substantially all development costs are specifically identifiable to individual parcels or lots, or are considered allocated costs that are allocated principally based on relative sales value (principally property taxes, legal fees and consulting fees).  Capitalized land costs are charged to cost of sales at the time that revenue is recognized.    For Real estate held for investment, maintenance costs are expensed when incurred and depreciation is expensed on a straight-line basis over the estimated useful life of the assets or, if less, the term of the underlying lease.

Cash and Cash Equivalents – Cash equivalents are money market accounts and short‑term, highly liquid investments that have maturities of less than three months at the time of acquisition.

Restricted Cash –  Restricted cash consists of amounts escrowed pursuant to the terms of our Purchase Agreement related to BRP Leasing's obligation under the master lease with Brooklyn Renaissance Plaza.  Also included in restricted cash are funds held in an interest bearing bank account serving as collateral for a letter of credit for the benefit of the City of Myrtle Beach related to future development improvements planned at The Market Common.

Investments –  Investments with maturities equal to or greater than three months at the time of acquisition and classified as available for sale are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders’ equity, net of taxes.  The cost of securities sold is based on specific identification.  We have one investment security that is classified as a held-to-maturity investment, which we have the intention to hold to maturity and the ability to do so.  It is carried at cost, less impairments, plus accreted interest.  We evaluate investments with unrealized losses to determine if they experienced an other-than-temporary impairment.  This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until unrealized losses are recovered or they mature and amount of the unrealized loss.  See Note 3 for more information.

Fair Value Hierarchy-- In determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.  Unobservable inputs reflect our assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  We apply a hierarchy to categorize our fair value measurements broken down into three levels based on the transparency of inputs as follows:

Level 1:Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2: Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:Instruments that have little to no pricing observability as of the reported date.  These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Investments available for sale are valued at quoted market prices.  Certain financial instruments have bid and ask prices that can be observed in the marketplace.  For financial instruments whose inputs are based on bid-ask prices, the financial instrument is valued at the point within the bid-ask range that meets our best estimate of fair value.  We use prices and inputs that are current as of the measurement date.  For financial instruments that do not have readily determinable fair values using quoted market prices, the determination of fair value is based upon consideration of available information, including types of financial instruments, current financial information, restrictions on dispositions, fair values of underlying financial instruments and quotations for similar instruments.

The valuation of financial instruments may include the use of valuation models and other techniques.  Adjustments to valuations derived from valuation models may be made when, in management’s judgment, features of the financial instrument such as its complexity, the market in which the financial instrument is traded and risk uncertainties about market conditions require that an adjustment be made to the value derived from the models.  Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument and market conditions.  As the observability of prices and inputs may change for a financial instrument from period to period, this condition may cause a transfer of an instrument among the fair value hierarchy levels.  Transfers among the levels are recognized at the beginning of each period.  The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

Equity Method Investments –  In situations where we have significant influence, but not control, of an entity we apply the equity method of accounting.  Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as income (loss) from equity method investments.  The recognition of our share of the investees’ results takes into account any special rights or priorities of investors; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses, and additionally, amortizing the difference between the fair value of the assets at the date of acquisition and the historical book basis over the remaining useful life of each asset, to calculate our share of the investment.  Our equity interests in Brooklyn Renaissance Plaza are the only investments accounted for under the equity method of accounting.    We are required to periodically compare an investment’s carrying value to its estimated fair value. We would recognize an impairment charge if the carrying value exceeds the estimated fair value and is determined to be other than temporary.

Allowance For Doubtful Accounts - We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience.

Deferred Leasing Commissions -Deferred leasing commissions represent costs to obtain tenants at our retail and office rental properties. We amortize these charges over the original term of the lease and are reflected in Depreciation and amortization expense.

Intangible Assets (Liabilities), Net – Intangibles includes above market lease value and lease in place value as assets and below market lease value as a liability, all recorded at fair value at the date of Acquisition.  Above and below market lease value is amortized on a straight-line basis over the remaining term of the underlying lease and is included in Rental income.  Lease in place value is amortized over the term of the underlying lease and is included in Depreciation and amortization expense.  Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist, primarily changes in the underlying lease.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary.  Impairment exists when the carrying amount exceeds its fair value.  Fair value will be determined using valuation techniques consistent with what a market participant would use.

Sales of Real Estate – Revenues from real estate sales are recognized when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection and the usual risks and rewards of ownership have been transferred to the buyer.

Rental Income –  Rental income is recognized on a straight-line basis over the terms of the leases.  Any rent payments received in excess of the amounts recognized as revenue are deferred and reflected as Deferred revenue in the consolidated balance sheets.  For those leases that provide for billing of common area maintenance, such revenue is recognized in the period that the related estimated expenses are incurred based upon the tenant lease provision.

Recognition of Fee Income – We may be contractually entitled to receive co-op marketing and advertising fees that are due when builders sell homes.  These fees are generally based upon a fixed percentage of the homes’ selling price and are recorded as revenue when the home is sold.

Revenue and Profit Sharing Arrangements – Certain of our lot purchase agreements with homebuilders include provisions that entitle us to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved.  The actual amount which could be received by us is generally based on a formula and other specified criteria contained in the lot purchase agreements, and are generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement. Our policy is to accrue revenue earned pursuant to these agreements when amounts are fully earned and payable pursuant to the lot purchase agreements, which is classified as Sales of real estate.  Any amounts received from homebuilders prior to then are deferred.

Option Deposits – Option payments received from prospective buyers are recognized as liabilities until the title of the real estate is transferred or the option is forfeited, or in the case of refundable deposits, the prospective buyer decides not to purchase the real estate and the deposit is returned.

Capitalization of Interest and Real Estate Taxes – Interest and real estate taxes attributable to land and property construction are capitalized and added to the cost of those properties when active development begins and ends when the property development is fully completed and ready for its intended use.

Farming Revenues and Expenses – Income from farming related activities are recognized when grapes are sold, and expenses from farming related activities are recognized when incurred.

Share-Based Compensation – The cost of all share-based payments to employees, including grants of employee stock options and warrants, are recognized in the financial statements based on their fair values.  The cost is recognized as an expense over the vesting period of the award on the straight-line basis.  The fair value of each award is estimated at the date of grant using the Black-Scholes option pricing model.

Recently Adopted or Issued Accounting Pronouncements  – In January 2014, we adopted new Financial Accounting Standards Board (“FASB”) guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such net operating loss carryforward, similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position.  In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In February 2015, the FASB issued new guidance that amends current consolidation guidance including changes to both the variable and voting interest models used to evaluate whether an entity should be consolidated.  This guidance will be effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted.  We are evaluating the impact this new guidance will have on our consolidated financial statements.

2.           ACQUISITION

On February 28, 2014, we entered into an agreement with Leucadia National Corporation (“Leucadia”) pursuant to which we purchased substantially all of Leucadia’s real estate properties and operations, its membership interests in Brooklyn Renaissance Holding Company LLC (“BRP Holding”) and Brooklyn Renaissance Hotel LLC (“BRP Hotel,” and collectively with BRP Holding, “Brooklyn Renaissance Plaza”), and cash in exchange for 7.5 million newly issued unregistered shares of HomeFed common stock (the “Acquisition”).  On March 28, 2014, we completed the initial closing of the Acquisition, which consisted of all of the assets to be acquired except for a portion of Leucadia’s membership interest in BRP Holding, and cash of approximately $14,000,000 (including cash acquired as part of working capital of approximately $1,500,000), subject to certain post-closing adjustments.  At the initial closing, we issued to Leucadia 6,986,337 shares of our unregistered common stock.  During September 2014, we acquired the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of our unregistered common stock.

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

At December 31, 2014, Leucadia’s aggregate interest in our common stock, including Leucadia’s approximate 31% interest owned prior to the Acquisition, is approximately 65%.  Pursuant to a stockholders agreement between us and Leucadia, Leucadia has agreed to limit its voting rights such that it will not have a majority voting interest in the Company.

The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $215,700,000 (or approximately $29 per our common share included in the consideration) was based on the fair value of the assets and liabilities acquired in the transaction and represent the best estimates of management.  The following table reflects the allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

Amounts allocated to intangibles and the amortization periods are as follows (in thousands):

		Amortization
	Amount	(in years)
Above market lease contracts	$10,874	1 to 24
Lease in place value	4,086	1 to 24
Intangible assets	$14,960

Below market lease contracts	$5,588	1 to 24

Aggregate revenues and pre-tax income reflected in the consolidated statement of operations for the acquired assets were $18,950,000  and $800,000 during 2014, respectively.  We expensed $2,200,000 for costs related to the Acquisition during 2014 reflected in General and administrative expenses.

Unaudited pro forma operating results for the years ended December 31, 2014 and 2013, assuming the Acquisition had occurred on January 1, 2013, are as follows (in thousands, except per share amounts):

	2014	2013
Revenues	$64,604	$80,317
Net income attributable to HomeFed
common shareholders	$3,454	$7,188
Basic and diluted earnings per common share
attributable to HomeFed common shareholders	$0.22	$0.47

Pro forma adjustments principally reflect the amortization of acquired intangibles and the below market lease contracts, as well as adjustments to historical depreciation expense to account for the difference between the fair value of the acquired assets and their historical cost.  In addition, our share of Brooklyn Renaissance Plaza’s results is less than historical amounts, reflecting our share of additional depreciation and amortization expenses for Brooklyn Renaissance Plaza due to its fair value being greater than historical cost.  Actual acquisition costs incurred during 2014 have been removed from the pro forma 2014 period and are reflected in the pro forma 2013 period.  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the Acquisition had actually occurred as of January 1, 2013.

3.            INVESTMENTS

Available for Sale:

At December 31, 2014 and 2013, the Company’s investments consisted of fixed income securities issued by the U.S. Government, which were classified as available for sale.   All of the Company’s investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of these investments as of December 31, 2014  and 2013 are as follows (in thousands):

Fair Value Measurements Using
					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Identical Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

December 31, 2014
U.S. Treasury securities	$35,900	$35,897	$1	$-	$35,898	$-	$35,898

December 31, 2013
U.S. Treasury securities	$31,900	$31,894	$2	$-	$31,896	$-	$31,896

There were no proceeds from sales of investments classified as available for sale during 2014 and 2013.  Proceeds from sales of investments classified as available for sale were $2,600,000 during 2012.

The difference between the par value and amortized cost of an individual investment is accreted to interest income over the remaining life of the investment using the effective interest rate method.

Held to Maturity:

In connection with The Market Common, Leucadia purchased bonds designated as “Tax Increment Bonds (Myrtle Beach Air Force Base Redevelopment Project Area, Junior Lien Series 2006B)” (the “Series 2006B Bonds”) issued by the City of Myrtle Beach, South Carolina (the “City”).  We acquired these bonds as part of the Acquisition.  Interest and principal on the Series 2006B Bonds are special obligations of the City payable only from  a specified tax increment to be deposited in a special revenue account pursuant to an ordinance enacted by the City Council.  The Series 2006B Bonds are junior to Series 2006A Bonds issued by the City in the original principal amount of $30,795,000.  Interest and principal on the Series 2006B Bonds will not be paid until there is sufficient tax increment to service the interest and principal due on the Series 2006A Bonds and to establish various reserves and deposits.  The tax increment that is pledged to service both bond series is generated from developed and to be developed residential and commercial property owned by us, and from two other large residential development projects adjacent to our project owned by third parties that are currently under development.  The Series 2006B Bonds bear interest at the rate of 7.5% per annum, payable semi-annually.

Currently there is not sufficient tax increment to fully pay interest on the Series 2006B Bonds.  The Series 2006B Bonds mature in October 2031.

At acquisition on March 28, 2014, we recorded the Series 2006B bonds at fair value of $10,619,000 based on expected future cash flows discounted at 10%.  The Series 2006B Bonds have been classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated approximately $14,000,000 at December 31, 2014.  The par value, amortized cost and estimated fair value of this investment as of December 31, 2014 are as follows (in thousands):

Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other
			for	Observable	Unobservable	Total
	Par	Amortized	Identical Assets	Inputs	Inputs	Fair Value
	Value	Cost	(Level 1)	(Level 2)	(Level 3)	Measurements

December 31, 2014
Non-public bond	$10,050	$11,368	$-	$-	$11,368	$11,368

4.            REAL ESTATE

Real estate carrying values are as follows (in thousands):

	December 31,
	2014	2013
Real estate held for development:
Otay Ranch project	$41,809	$38,848
San Elijo Hills project	27,080	35,915
Pacho project	17,496	-
Fanita Ranch property	15,440	14,688
SweetBay project	10,717	-
Maine projects	9,023	-
Ashville Park project	8,616	9,469
The Market Common	6,909	-
Rampage property	6,211	4,545
Total	$143,301	$103,465

Real estate held for investment, gross
Land:
The Market Common	$3,744	$-
Maine projects	474	-
Buildings:
The Market Common	35,783	-
San Elijo Hills project	4,045	4,045
Maine projects	663	-
SweetBay project	523	-
	45,232	4,045
Less: Accumulated depreciation	(1,341)	(438)

Real estate held for investment, net	$43,891	$3,607

Buildings classified as Real estate held for investment are depreciated over estimated useful lives ranging from 2 to 43 years.

5.         INTANGIBLE ASSETS, NET

A summary of intangible assets, net at December 31, 2014 is as follows (in thousands):

		Amortization
	Amount	(in years)
Above market lease contracts	$9,151	1 to 24
Lease in place value	3,045	1 to 24
Intangible assets	$12,196

Below market lease contracts	$4,760	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income, and the lease in place intangible is amortized over the life of the related lease and reflected in Depreciation and amortization expenses.   Amortization expense on intangible assets was $1,050,000 from the date of acquisition to December 31, 2014.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: 2015 - $750,000; 2016 - $550,000; 2017 - $500,000; 2018 - $300,000; 2019 - $150,000 and thereafter - $800,000.

6.         EQUITY METHOD INVESTMENTS

At December 31, 2014, our equity method investments are comprised of the following (in thousands):

2014
BRP Holding	$76,478
BRP Hotel	24,750
Total	$101,228

Income related to equity investment companies includes the following for the period from the acquisition date to December 31, 2014 (in thousands):

2014
BRP Holding	$(847)
BRP Hotel	549
Total	$(298)

The following table provides summarized data with respect to our equity method investments for the period from the acquisition date to December 31, 2014 (in thousands):

2014
Assets	$220,926
Liabilities	$213,061

Total revenues	$102,637
Income from continuing operations before extraordinary items	$7,084
Net income	$7,084
Our (losses) related to equity investment companies	$(298)

We have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table.  All such liabilities are non-recourse to us.  Our exposure to adverse events at the investee companies is limited to the book value of the investment.

There are no undistributed earnings of the equity investment companies accounted for under the equity method of accounting included in our consolidated retained earnings at December 31, 2014.

7.             NONCONTROLLING INTEREST

Our ownership of San Elijo Hills project is through our indirect 85% owned subsidiary, San Elijo Ranch, Inc. (“SERI”).  Pursuant to a stockholders’ agreement with the holders of the noncontrolling interests in SERI, we loan funds to SERI and charge a 12% annual rate.  Once this loan is fully repaid, the noncontrolling shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders.  As of December 31, 2014, approximately $11,000,000 has been recognized for the SERI noncontrolling interests.  Amounts recorded for the noncontrolling interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

In December 2012, we purchased an indirect 20% noncontrolling interest in SERI for $5,000,000, increasing our effective interest in SERI from 68% to 85%.  The amount paid was $4,450,000 less than the amount recorded for the noncontrolling interest; such amount was credited to additional paid in capital.  As part of the purchase, pending litigation commenced by the holder of the purchased noncontrolling interest against the Company was settled without any payment.

At December 31, 2014, noncontrolling interest includes $1,650,000 for the 10% minority shareholder in the Pacho project.

8.            STOCK INCENTIVE PLANS

On August 13, 2014, the Board of Directors adopted the RSU Opportunity Plan (the “RSU Plan”) and approved a RSU Opportunity Notice (the “Notice”).  An aggregate of 100,000 shares of Common Stock is available to be issued under the RSU Plan to our executive officers (the “Participants”).  Participants may be granted restricted stock units (“RSUs”) based on satisfaction of established performance criteria at the end of the performance period specified in the RSU Plan.  The performance period ends on December 31, 2016, and the degree which performance criteria has been satisfied and the actual amount of any awards to be granted are in the sole discretion of the Board of Directors.  In the event that the Board of Directors determines that awards should be granted, the Board will issue awards no later than April 1, 2017.  No awards have been made under the RSU Plan.

Under our Amended and Restated 1999 Stock Incentive Plan (the “Plan”), we may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year.  Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held.  In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares.  The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant.  Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant.  Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant.  No stock appreciation rights have been granted.  As of December 31, 2014,  398,400 shares were available for grant under the Plan.

A summary of activity with respect to the Plan for 2014, 2013 and 2012 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Balance at January 1, 2012	104,500	$27.50
Granted	6,000	$22.35
Cancelled	(14,000)	$41.18
Balance at December 31, 2012	96,500	$25.19
Granted	6,000	$32.30
Cancelled	(8,000)	$36.44
Balance at December 31, 2013	94,500	$24.69
Granted	7,000	$58.00
Exercised	(8,000)	$23.50		$266,850
Balance at December 31, 2014	93,500	$27.29	1.8 years	$1,747,100

Exercisable at December 31, 2014	64,600	$24.43	1.4 years	$1,328,750

We recorded compensation cost related to stock incentive plans of $200,000, $190,000 and $180,000 for the years ended December 31, 2014, 2013 and 2012, respectively; such costs reduced net income by $120,000,  $110,000 and $110,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, total unrecognized compensation cost related to nonvested share-based compensation plans was $200,000; this cost is expected to be recognized over a weighted-average period of 1.2 years.

The following summary presents the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31:

	2014	2013	2012
Risk free rate	1.48%	1.20%	0.56%
Expected volatility	29.60%	30.85%	46.90%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	4.3 years	4.3 years	4.3 years
Fair value per grant	$15.34	$8.70	$8.49

The expected life assumptions were based on historical behavior for the awards identified.  The expected volatility was based on the historical behavior of the Company’s stock price.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock.  In 2008, we purchased 394,931 shares of our common stock for approximately $5,900,000 in a private transaction with an unrelated party.  During 2009, we purchased 478 shares of our common stock in an open market transaction in accordance with the Company’s repurchase plan.   After considering these transactions, we can repurchase up to 104,591 shares of common stock without additional board approval.  Repurchased shares would be available for, among other things, use in connection with our stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.

9.            SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, is comprised of the following (in thousands):

	2014	2013	2012
San Elijo Hills project:
Developed lots	$10,468	$37,370	$20,649
Single family homes	15,279	-	-
Revenues from profit sharing agreements	1,784	-	-
Residential condominium units at San Elijo Hills	-	689	-

Ashville Park project:
Developed lots	6,298	12,038	7,544

The Market Common:
Developed lots	1,241	-	-
Revenues from profit sharing agreements	567	-	-

Total	$35,637	$50,097	$28,193

At the time we close on sales of real estate,  a portion of the revenue is initially deferred if we are required to make significant improvements to the property.  For the years ended December 31, 2014 and 2013, the activity in the deferred revenue account is as follows (in thousands):

	2014	2013
Deferred revenue balance at January 1,	$2,739	$886
Revenue deferred on the date of sale	1,062	2,660
Deferred revenue recognized in operations	(1,273)	(807)
Deferred revenue balance at December 31,	$2,528	$2,739

As of December 31, 2014, we estimate that we will spend approximately $1,550,000 to complete the required improvements, including costs related to common areas.  We estimate these improvements will be substantially complete by the end of 2015.

As of February 6, 2015, we had entered into agreements to sell 37 lots at the Ashville Park project to homebuilders for net cash consideration of $5,200,000 and 47 single family lots for $1,650,000 and 53 multi-family lots for $1,350,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 related to The Market Common was transferred from Leucadia to us as part of the Acquisition.

10.            OTHER RESULTS OF OPERATIONS

Interest and other income for each of the three years in the period ended December 31, consists of the following (in thousands):

	2014	2013	2012
Interest income	$914	$55	$79
Gain on settlement of a lawsuit	-	764	-
Gain on settlement of a contract dispute	-	-	15
Management fee income from Leucadia	45	-	-
Other	115	70	13
Total	$1,074	$889	$107

Advertising costs included in general and administrative expenses were $600,000,  $650,000 and $650,000 for 2014, 2013 and 2012, respectively.

11.             INCOME TAXES

The benefit (provision) for income taxes for each of the three years in the period ended December 31, was as follows (in thousands):

	2014	2013	2012
State income taxes-- current	$(428)	$(1,212)	$(642)
State income taxes-- deferred	36	(340)	(389)
Federal income taxes-- current	(1,501)	(2,905)	(1,337)
Federal income taxes-- deferred	410	(2,041)	(1,712)
	$(1,483)	$(6,498)	$(4,080)

Current federal income taxes for 2013 and 2012 principally relates to federal alternative minimum tax.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

	2014	2013	2012
Expected federal income tax provision	$(2,175)	$(6,721)	$(4,029)
State income taxes, net of federal income tax benefit	(255)	(1,009)	(670)
Decrease in deferred tax valuation allowance	897	1,360	742
Permanent differences	115	(77)	(61)
Other	(65)	(51)	(62)
Actual income tax provision	$(1,483)	$(6,498)	$(4,080)

At December 31, 2014 and 2013, the net deferred tax asset (liability) consisted of the following (in thousands):

	2014	2013
Deferred Tax Asset:
Land basis	$2,423	$3,503
Minimum tax credit carryovers	34,311	35,349
Other, net	1,589	1,860
	38,323	40,712
Valuation allowance	(33,402)	(34,299)
	4,921	6,413

Deferred Tax Liability:
Buildings	(6,930)	-
Leaseholds	(2,975)	-
	(9,905)	-

Net deferred tax asset (liability)	$(4,984)	$6,413

As discussed above, during 2014, 2013 and 2012 we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset; accordingly, approximately $900,000,  $1,350,000 and $750,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2014, 2013 and 2012, respectively.

The valuation allowance reserves for a substantial portion of our alternative minimum tax credit carryovers, which have no expiration date.   Minimum tax credit carryovers do not offset alternative minimum tax; however, they are able to reduce our federal income tax rate to 20% in any given year.  In order to fully utilize its alternative minimum tax credit carryovers, we would have to generate an additional $215,000,000 of taxable income above our current estimate to fully utilize all of the credits.  We have reserved for this benefit in the valuation allowance.

We do not have any amounts in our consolidated balance sheet for unrecognized tax benefits related to uncertain tax positions at December 31, 2014 and 2013.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2010 and with respect to California state income tax returns has expired for all years through 2009.

12.          EARNINGS PER SHARE

Basic earnings per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations.  The numerators and denominators used to calculate basic and diluted earnings per share for 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Numerator – net income attributable to HomeFed Corporation common shareholders	$3,886	$11,268	$6,022

Denominator for basic earnings per share– weighted average shares	13,364	7,880	7,880

Stock options	38	13	1

Denominator for diluted earnings per share– weighted average shares	13,402	7,893	7,881

Options to purchase 4,400,  6,000 and 85,500 weighted-average shares of common stock were outstanding during the years ended December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

13.         COMMITMENTS AND CONTINGENCIES

BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  See Note 14 for information concerning BRP Leasing’s minimum annual rental expense.

Future minimum annual rental income (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) from real estate held for investment are aggregated as follows at December 31, 2014 (in thousands):

2015	$4,246
2016	4,235
2017	4,127
2018	3,094
2019	2,430
Thereafter	16,931
$35,063

A school at the SweetBay Project has an outstanding loan of $5,525,000 for which we have pledged 42 acres of land as collateral; although we are not obligated to repay the loan should the school fail to do so, we could lose the land we have pledged as collateral.

Our corporate office space is leased under a non-cancellable lease that expires in October 2018.  Rental expense (net of sublease income) was $250,000,  $350,000 and $350,000, respectively, for 2014, 2013 and 2012.  Future minimum annual rentals (exclusive of real estate, maintenance and other charges) are approximately $250,000 per year for the remainder of the lease term.  A portion of this space is leased to Leucadia; see Note 14 for more information.

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the “City”) prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the project pursuant to the terms of agreements entered into when the project was acquired by us.  We are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, one of our subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2014, the amount of outstanding bonds was approximately $4,900,000, none of which has been drawn upon.

We are also required to obtain infrastructure improvement bonds for the benefit of the City of Virginia Beach in connection with the Ashville Park project.  As of December 31, 2014, the amount of outstanding bonds was approximately $1,200,000, none of which has been drawn upon.

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $5,000,000.  Prior to closing of the Acquisition, we were required to replace the existing letter of credit.  We placed $5,000,000 on deposit with a qualified financial institution to obtain the replacement letter of credit; such amount is reflected as restricted cash.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At December 31, 2014, $1,400,000 was in the escrow account and is classified as restricted cash.

The Company has purchased a  $10,000,000 excess insurance policy that provides coverage for general liability claims relating to homes sold at the San Elijo Hills project through August 1, 2011.  In 2012, we purchased a new $1,000,000 primary insurance policy and $10,000,000 excess insurance policy that provides coverage for general liability claims relating to unsold lots as of August 1, 2012.  In 2013, we purchased a new $1,000,000 primary insurance policy that provides coverage for general liability claims relating to unsold lots as of August 1, 2013.  In March 2012, we purchased a $1,000,000 primary policy and $10,000,000 excess policy that provide coverage for general liability claims related to homes sold at the Ashville Park project that expires in March 2015.  No claims have ever been made under these policies.  In addition, we are indemnified by our homebuilders and are named an additional insured by any contractor who works on the property.

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer. The primary lease expires in 2018 and the aggregate amount of lease obligations as of December 31, 2014 was approximately $41,200,000 of which includes approximately $12,200,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

We are subject to litigation which arises in the course of its business.  We do not believe that the ultimate resolution of any such matters will materially affect our consolidated financial position, our consolidated results of operations or liquidity.

14.         RELATED PARTY TRANSACTIONS

Brooklyn Renaissance Plaza

As discussed above, BRP Holding is the developer and owner of an 850,000 square foot office tower and parking garage located in Brooklyn, NY.  We own a non-controlling 61.25% interest in the office tower and garage; the remaining interest in the office tower and garage is held by MWR L.L.C. (“MWR”).

Prior to the construction of the project, Empire Insurance Company (“Empire”), a former subsidiary of Leucadia, entered into a twenty year master lease for nine floors in the office tower (approximately 286,000 square feet) that expires in October 2018.  Empire immediately subleased four of the floors to Leucadia under the same terms and rates Empire committed to under the master lease.  During 2000 and 2001, Empire subleased the remaining five floors to third party tenants for a term concurrent with the end of the master lease at amounts in excess of the rent Empire was obligated to pay under the master lease.

MWR Associates (“Associates”), an affiliate of MWR, has the right to sublease two floors of the office tower.  Leucadia and Associates entered into a pooling agreement, pursuant to which the subleasing of Leucadia’s four floors and Associates two floors would be jointly managed; sublease income and related expenses are shared pro rata between the parties based on the floors contributed to the pooling agreement.  In connection with the sale of Empire to a third party, all of Empire’s and Leucadia’s rights and obligations under the master lease and subleases were assigned to and assumed by BRP Leasing.  In connection with the Acquisition, Leucadia assigned its interest in the pooling agreement to HomeFed.

Included in accounts receivable, deposits and other assets is $2,500,000 representing BRP Leasing’s share of undistributed amounts under the pooling agreement at December 31, 2014.  For the year ended December 31, 2014, rental income includes BRP Leasing’s share of the pooling agreement of $3,950,000, and rental income includes $6,150,000 of sublease income for the five floors originally sublet by Empire.  Rental income includes non-cash amount of $1,300,000 of amortization related to purchase price accounting.  For the year ended December 31, 2014, rental operating expenses includes rent paid to BRP Holding (for all nine floors) of $7,950,000.

Future minimum annual rental income (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) from subleasing office space and participation in the pooling agreement is as follows at December 31, 2014 (in thousands):

2015	$11,986
2016	12,129
2017	12,299
2018	10,266
2019	-
Thereafter	-
$46,680

Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay rent to BRP Holding for office space is as follows at December 31, 2014 (in thousands):

2015	$7,561
2016	7,561
2017	7,561
2018	6,301
2019	-
Thereafter	-
$28,984

Leucadia

A portion of our corporate office space is sublet to Leucadia.  Sublease payments from Leucadia reflected in other income were $12,000 in each of 2014, 2013 and 2012.

We also receive $5,000 monthly in fee income related to the management and supervision of certain real estate in the Maine projects retained by Leucadia.  This agreement will remain in place until ownership is transferred to us which will not occur until five years has elapsed.  For the year ended December, 31, 2014, we recognized $45,000.

Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to us, including providing the services of the Company’s Secretary.  Administrative fees paid to Leucadia were $180,000 in each of 2014,  2013 and 2012.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

Leucadia is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project; see Note 13 for more information.

See Note 2 for information concerning the purchase of assets from Leucadia.  Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s Board, and one of our Directors, Brian P. Friedman, is the President of Leucadia.  The terms and conditions of the purchase of assets from Leucadia were negotiated and approved by a special independent committee of our Board of Directors and ratified by our Board of Directors.

15.          FAIR VALUE

Our material financial instruments include cash and cash equivalents and investments classified as available for sale or held to maturity.  The carrying amounts of such financial instruments approximate their fair values.

No assets or liabilities were measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013.

16.         SEGMENT INFORMATION

As the result of our entering into an agreement to purchase 95 acres of land adjacent to the Rampage property during the second quarter of 2014, we reevaluated our reportable segments and determined that we have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, all of which were acquired during 2014 in the Acquisition.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard under development.  Corporate primarily consists of investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the years ended 2014, 2013 and 2012 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  Consolidated operations are reflected from the date of acquisition, which for the Acquisition was March 28, 2014.

	2014	2013	2012
	(in thousands)
Revenues:
Real estate	$54,294	$51,738	$29,247
Farming	5,199	5,054	6,590
Corporate	12	12	12
Total consolidated revenues	$59,505	$56,804	$35,849

Income (loss) from continuing operations before income
taxes and noncontrolling interest:
Real estate	$14,470	$24,822	$13,616
Farming	1,719	1,899	3,437
Corporate	(9,974)	(7,519)	(5,541)
Total consolidated income (loss) from continuing
operations before income taxes and noncontrolling
interest	$6,215	$19,202	$11,512

Depreciation and amortization expenses:
Real estate	$3,781	$191	$181
Farming	49	-	-
Corporate	27	48	68

Total consolidated depreciation and amortization expenses	$3,857	$239	$249

Identifiable assets employed:
Real estate	$378,170	$138,444
Farming	11,531	13,904
Corporate	43,488	52,054
Total consolidated assets	$433,189	$204,402

17.          SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2014:
Sales of real estate	$2,622	$16,708	$2,632	$13,675
Rental income	$287	$5,591	$6,004	$5,741
Farming revenues	$-	$-	$4,600	$599
Co-op marketing and advertising fees	$278	$290	$216	$262
Cost of sales	$1,350	$10,920	$308	$6,015
Reduction in estimated liability for environmental
remediation	$-	$-	$-	$-
Farming expenses	$991	$934	$980	$409
Income (loss) from operations	$(3,282)	$2,354	$2,526	$3,543
Net income (loss) attributable to HomeFed
Corporation common shareholders	$(1,981)	$1,255	$1,554	$3,058
Basic earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.24)	$0.08	$0.10	$0.20
Diluted earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.24)	$0.08	$0.10	$0.20

2013:
Sales of real estate	$8,271	$953	$803	$40,070
Rental income	$121	$133	$126	$131
Farming revenues	$-	$-	$3,805	$1,249
Co-op marketing and advertising fees	$236	$280	$356	$270
Cost of sales	$5,759	$561	$471	$16,407
Reduction in estimated liability for environmental
remediation	$-	$(662)	$-	$-
Farming expenses	$876	$897	$881	$377
Income (loss) from operations	$(1,305)	$(2,345)	$1,126	$20,837
Net income (loss) attributable to HomeFed
Corporation common shareholders	$(769)	$(1,131)	$902	$12,266
Basic earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.10)	$(0.14)	$0.11	$1.56
Diluted earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.10)	$(0.14)	$0.11	$1.56

In 2014, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

18.          SUBSEQUENT EVENTS

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2013, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay Ranch.  The remediation activities were completed in February 2013.   We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.   Otay Ranch and Flat Rock had commenced a lawsuit in California Superior Court seeking compensation from the parties who they believe are responsible

for the contamination of the property.  In February 2015, the court denied us any recovery.   We are presently evaluating the potential merits of an appeal of this decision; however, we can give no assurances that any appeal, if pursued, will be successful.  The defendants will be entitled to seek an award of certain allowable court costs in future post-trial proceedings.

In February 2015, we entered into an agreement to purchase 64 acres of land in the Otay Ranch area of San Diego County for $3,750,000.  The land is entitled for 26 acres of industrial development and 62 single family homes. We made a non-refundable option payment of $250,000 and closing is anticipated in March 2015.