Form 10-Q
period 2015-03-31
HOMEFED CORP
filed 2015-05-07
CIK 833795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On April 30, 2015, there were 15,387,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(Dollars in thousands, except par value)
(Unaudited)	March 31,	December 31,
	2015	2014
ASSETS
Real estate held for development	$151,387	$143,301
Real estate held for investment, net	43,610	43,891
Cash and cash equivalents	51,413	61,495
Restricted cash	6,406	6,419
Investments available for sale (amortized cost of $35,796 and $35,897)	35,797	35,898
Investment held to maturity, at amortized cost	11,382	11,368
Equity method investments	99,633	101,228
Accounts receivable, deposits and other assets	19,033	17,393
Intangible assets, net	11,431	12,196

TOTAL	$430,092	$433,189

LIABILITIES
Accounts payable and accrued liabilities	$7,817	$6,009
Below market lease contract intangibles, net	4,517	4,760
Non-refundable option payments	25	25
Liability for environmental remediation	1,473	1,495
Deferred revenue	2,322	2,528
Net deferred tax liability	3,787	4,984
Other liabilities	799	842

Total liabilities	20,740	20,643

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,387,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	597,323	597,271
Accumulated other comprehensive income	-	-
Accumulated deficit	(200,767)	(197,530)
Total HomeFed Corporation common shareholders' equity	396,710	399,895
Noncontrolling interest	12,642	12,651
Total equity	409,352	412,546

TOTAL	$430,092	$433,189

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	2015	2014
REVENUES
Sales of real estate	$940	$2,622
Rental income	5,458	287
Co-op marketing and advertising fees	153	278
	6,551	3,187

EXPENSES
Cost of sales	264	1,350
Rental operating expenses	4,369	138
Farming expenses	898	991
General and administrative expenses	4,157	3,831
Depreciation and amortization	1,048	111
Administrative services fees to Leucadia National Corporation	45	45
	10,781	6,466

Loss before losses from equity method investments	(4,230)	(3,279)

Losses from equity method investments	(1,595)	(3)

Loss from operations	(5,825)	(3,282)

Interest and other income	349	42

Loss before income taxes and noncontrolling interest	(5,476)	(3,240)

Income tax benefit	2,230	1,290

Net loss	(3,246)	(1,950)

Net (income) loss attributable to the noncontrolling interest	9	(31)

Net loss attributable to HomeFed Corporation common
shareholders	$(3,237)	$(1,981)

Basic and diluted loss per common share attributable to
HomeFed Corporation common shareholders	$(0.21)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended March 31, 2015 and 2014
(In thousands)
(Unaudited)
	2015	2014

Net loss	$(3,246)	$(1,950)
Other comprehensive loss:
Net unrealized holding gains (losses) on investments arising during the period, net of taxes of $0 and $0	-	-

Net change in unrealized holding gains (losses) on investments, net of taxes of $0 and $0	-	-

Other comprehensive income (loss), net of income taxes	-	-

Comprehensive loss	(3,246)	(1,950)

Comprehensive (income) loss attributable to the noncontrolling interest	9	(31)

Comprehensive loss attributable to HomeFed Corporation common shareholders	$(3,237)	$(1,981)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2015 and 2014
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2014	$79	$381,171	$1	$(201,416)	$179,835	$10,095	$189,930

Net loss				(1,981)	(1,981)	31	(1,950)
Shares issued to acquire assets from
Leucadia National Corporation	70	196,218			196,288		196,288
Noncontrolling interest acquired from
Leucadia National Corporation						1,710	1,710
Share-based compensation
expense		47			47		47

Balance, March 31, 2014	$149	$577,436	$1	$(203,397)	$374,189	$11,836	$386,025

Balance January 1, 2015	$154	$597,271	$-	$(197,530)	$399,895	$12,651	$412,546

Net loss				(3,237)	(3,237)	(9)	(3,246)
Share-based compensation
expense		52			52		52

Balance, March 31, 2015	$154	$597,323	$-	$(200,767)	$396,710	$12,642	$409,352

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2015 and 2014
(In thousands)
(Unaudited)
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,246)	$(1,950)
Adjustments to reconcile net loss to net cash used for operating activities:
Losses from equity method investments	1,595	3
Provision for deferred income taxes	(1,197)	(460)
Share-based compensation expense	52	47
Depreciation and amortization of property, equipment and leasehold improvements	88	83
Other amortization	1,284	26
Amortization related to investments	(281)	(6)
Acquisition of real estate, held for development	(3,750)	-
Changes in operating assets and liabilities:
Real estate, held for development	(4,364)	(2,284)
Real estate, held for investment	(8)	-
Restricted cash related to development activities	13	(5,000)
Accounts receivable, deposits and other assets	(115)	(488)
Deferred revenue	(206)	(982)
Accounts payable and accrued liabilities	1,808	227
Non-refundable option payments	-	(70)
Liability for environmental remediation	(22)	(7)
Income taxes receivable/payable	(1,795)	(4,230)
Other liabilities	(43)	(7)
Net cash used for operating activities	(10,187)	(15,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired upon acquisition of assets from Leucadia National Corporation	-	13,983
Purchases of investments (other than short-term)	(21,795)	(21,294)
Proceeds from maturities of investments available for sale	21,900	16,700
Net cash provided by (used for) investing activities	105	9,389

Net decrease in cash and cash equivalents	(10,082)	(5,709)

Cash and cash equivalents, beginning of period	61,495	57,306

Cash and cash equivalents, end of period	$51,413	$51,597

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$762	$3,400

Non-cash investing activities:
Common stock issued for acquisition of assets from Leucadia National Corporation	$-	196,288

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

1.   Accounting Developments

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in our audited consolidated financial statements for the year ended December 31, 2014, which are included in our Annual Report filed on Form 10-K for such year (the “2014 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2014 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

In January 2015, we adopted new Financial Accounting Standards Board (“FASB”) guidance on the reporting of discontinued operations.  The new guidance requires that disposal of a component of an entity or a group of components of an entity be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and would require expanded disclosures.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance will be effective for interim and annual periods beginning after December 15, 2016.  In April 2015, the FASB announced a proposal to defer the effective date by one year, with early adoption on the original effective date permitted.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements to the extent applicable.

In February 2015, the FASB issued new guidance that amends current consolidation guidance including changes to both the variable and voting interest models used to evaluate whether an entity should be consolidated.  This guidance also eliminates the deferral of certain consolidation standards for entities considered to be investment companies.  This guidance will be effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted.  We are evaluating the impact this new guidance will have on our consolidated financial statements.

Certain amounts have been reclassified to be consistent with the 2015 presentation.

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

The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $215,700,000 (or approximately $29 per our common share included in the consideration) was based on the fair value of the assets and liabilities acquired in the transaction and represented management’s best estimates.  Subsequent to the initial allocation of the purchase price, we recorded a change in estimate of approximately $4,650,000 related to working capital adjustments. The following table reflects the allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets
Real estate held for development	$38,292
Real estate held for investment	41,187
Cash	13,983
Restricted cash	1,096
Investment held to maturity	10,619
Equity method investments	102,743
Intangible assets	14,960
Accounts receivable, deposits and other assets	14,225
Total assets	$237,105

Liabilities
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

Unaudited pro forma operating results for the three months ended March 31, 2014, assuming the Acquisition had occurred on January 1, 2013, are as follows (in thousands, except per share amounts):

2014
Revenues	$8,370
Net loss attributable to HomeFed
common shareholders	$(2,908)
Basic and diluted loss per common share
attributable to HomeFed common shareholders	$(0.19)

Pro forma adjustments principally reflect the amortization of acquired intangibles and the below market lease contracts, as well as adjustments to historical depreciation expense to account for the difference between the fair value of the acquired assets and their historical cost and to reflect the costs related to the acquisition as if they had occurred in the period beginning January 1, 2013.  In addition, our share of Brooklyn Renaissance Plaza’s results is less than historical amounts, reflecting our share of additional depreciation and amortization expenses for Brooklyn Renaissance Plaza due to its fair value being greater than historical cost.  The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the Acquisition had actually occurred as of January 1, 2013.

3.   Investments Available for Sale

Our financial instruments include cash and cash equivalents and investments classified as available for sale; investments classified as available for sale are the only assets or liabilities that are measured at fair value on a recurring basis.  All of these investments mature in one year or less.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

Fair Value Measurements Using
					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Identical Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

March 31, 2015
U.S. Treasury securities	$35,800	$35,796	$1	$-	$35,797	$-	$35,797

December 31, 2014
U.S. Treasury securities	$35,900	$35,897	$1	$-	$35,898	$-	$35,898

As of March 31, 2015,  we did not have any assets or liabilities measured at fair value on a nonrecurring basis.

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

At acquisition on March 28, 2014, we recorded the Series 2006B bonds at fair value of $10,619,000 based on expected future cash flows discounted at 10%.  The Series 2006B Bonds have been classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated approximately $13,850,000 at March 31, 2015.    The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other
			for	Observable	Unobservable	Total
	Par	Amortized	Identical Assets	Inputs	Inputs	Fair Value
	Value	Cost	(Level 1)	(Level 2)	(Level 3)	Measurements
March 31, 2015
Non-public bond	$10,050	$11,382	$-	$-	$11,382	$11,382

December 31, 2014
Non-public bond	$10,050	$11,368	$-	$-	$11,368	$11,368

5.   Intangible Assets

A summary of intangible assets is as follows (in thousands):

	March 31,	December 31,	Amortization
	2015	2014	(in years)
Above market lease contracts	$8,584	$9,151	1 to 24
Lease in place value	2,847	3,045	1 to 24
Intangible assets	$11,431	$12,196

Below market lease contracts	$4,517	$4,760	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income, and the lease in place intangible is amortized over the life of the related lease and reflected in Depreciation and amortization expenses.  Amortization expense on intangible assets was $200,000 for the three month period ended March 31, 2015, and was insignificant from the acquisition date to March 31, 2014.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2015 - $550,000; 2016 - $550,000; 2017 - $500,000; 2018 - $300,000; 2019 - $150,000 and thereafter - $800,000.

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

At March 31, 2015 and December 31, 2014, our equity method investments are comprised of the following (in thousands):

	March 31,	December 31,
	2015	2014
BRP Holding	$75,526	$76,478
BRP Hotel	24,107	24,750
Total	$99,633	$101,228

Losses from equity method investments includes the following for the three months ended March 31, 2015 (in thousands):

2015
BRP Holding	$(952)
BRP Hotel	(643)
Total	$(1,595)

Losses from equity method investments related to BRP Hotel and Holding for the period from March 28, 2014 to March 31, 2014 were insignificant.

7.   Income Taxes

We do not have any amounts in our consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions.  The statute of limitations with respect to our federal income tax returns has expired for all years through 2010 and with respect to California state income tax returns has expired for all years through 2009.

8.   Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding.    The numerators and denominators used to calculate basic and diluted loss per share for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Numerator – net loss attributable to HomeFed Corporation common shareholders	$(3,237)	$(1,981)

Denominator for basic and diluted loss per share– weighted average shares	15,388	8,190

If the effect of stock options were not antidilutive due to our loss, weighted average shares outstanding would have increased by 34,000 and 29,000 for the three months ended March 31, 2015 and 2014, respectively.

9.   Related Party Transactions

Brooklyn Renaissance Plaza:

As more fully discussed in our 2014 10-K, BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at March 31, 2015 (in thousands):

Remainder of 2015	$5,671
2016	7,561
2017	7,561

2018	6,301
2019	-
Thereafter	-
$27,094

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Leucadia:

Pursuant to an administrative services agreement, Leucadia provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 for each of the three months ended March 31, 2015 and 2014.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended March 31, 2015 and 2014.

We also receive $5,000 monthly in fee income related to the management and supervision of certain real estate in the Maine projects retained by Leucadia.  This agreement will remain in place until ownership is transferred to us which will not occur until five years has elapsed.  For the three months ended March, 31, 2015, we recognized $15,000 which is reflected in Interest and other income.

See Note 2 for information concerning the purchase of assets from Leucadia.  Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s Board, and one of our Directors, Brian P. Friedman, is the President of Leucadia.

10.   Interest and Other Income

Interest and other income includes interest income of $300,000 and $30,000 for the three months ended March 31,  2015 and 2014,  respectively.

11.  Real Estate Activity

There were no sales at the San Elijo Hills and Ashville Park projects during the three month period ended March 31, 2015.

During the three month periods ended March 31, 2014, the Company sold 10 lots from Village A at the Ashville Park project for net cash consideration of $1,650,000.  Since we are obligated to complete certain improvements to the property sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.

As of April 30, 2015, we  entered into an agreement to sell the remaining 37 lots from Village B at the Ashville project for net cash consideration of $5,200,000.

During the three month period ended March 31, 2015, we closed on the sale of 2 single family lots and 10 multi-family lots at The Market Common for aggregate cash proceeds of $70,000 and $250,000, respectively.  Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $400,000 for the three months ended March 31, 2015.

In April 2015, we closed on the sale of 15 single family lots at The Market Common for aggregate cash proceeds of $550,000.  As of April 30, 2015, we have entered into an agreement to sell 30 single family lots for $1,050,000 and 43 multi-family lots for $1,100,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

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

In March 2015, we closed on the purchase of 64 acres of land in the Otay Ranch area of San Diego County for $3,750,000.  The land is entitled for 26 acres of industrial development and 62 single family homes.

In April 2015, we closed on the sale of miscellaneous buildings in Rockport, Maine for aggregate cash proceeds of $650,000.

12.  Commitments

BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  See Note 9 for information concerning BRP Leasing’s minimum annual rental expense.

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

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At March 31, 2015, $1,400,000 was in the escrow account and is classified as restricted cash.

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of March 31, 2015 was approximately $38,050,000 of which includes approximately $10,950,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2013, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay Ranch.  The remediation activities were completed in February 2013.   We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.   Otay Ranch and Flat Rock had commenced a lawsuit in California Superior Court seeking compensation from the parties who they believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.   As a result, the defendants may be entitled to be reimbursed by us for their legal costs incurred, and we have accordingly accrued $350,000 during the three months ended March 31, 2015 as we believe that such loss is probable and reasonably estimable.  In addition, the defendants are seeking to recover attorney’s fees in the amount of approximately $13,500,000 pursuant to an attorneys’ fee provision in Otay Land’s purchase agreement for the property. Based on our evaluation of applicable law, we believe the claim for attorney’s fees is without merit and we intend to defend against this claim vigorously.   The trial court is scheduled to rule on defendants’ request in August 2015.  We can give no assurances as to the ultimate outcome of this matter or that any appeal, if pursued, will be successful.

13. Segment Information

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

Certain information concerning our segments for the three months ended March 31, 2015 and 2014 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, certain real estate projects acquired from Leucadia became wholly owned subsidiaries as of March 28, 2014.

	2015	2014
	(in thousands)
Revenues:
Real estate	$6,548	$3,184
Corporate	3	3
Total consolidated revenues	$6,551	$3,187

Loss from continuing operations before income
taxes and noncontrolling interest:
Real estate	$(2,184)	$699
Farming	(988)	(1,020)
Corporate	(2,304)	(2,919)
Total consolidated loss from continuing
operations before income taxes and noncontrolling
interest	$(5,476)	$(3,240)

Depreciation and amortization expenses:
Real estate	$1,016	$101
Farming	25	4
Corporate	7	6
Total consolidated depreciation and amortization expenses	$1,048	$111

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”).

Transaction with Leucadia

As discussed above, on February 28, 2014, we entered into an agreement with Leucadia pursuant to which we agreed to purchase substantially all of Leucadia’s real estate properties and operations, its membership interests in BRP Holding and BRP Hotel, and cash in exchange for 7.5 million newly issued unregistered HomeFed common shares (the “Acquisition”).  On March 28, 2014, we completed the initial closing of the Acquisition, which consisted of all of the assets to be acquired except for a portion of Leucadia’s membership interest in BRP Holding, and cash of approximately $12,500,000 (excluding cash acquired as part of working capital), subject to certain post-closing adjustments.  At the initial closing, we issued to Leucadia 6,986,337 shares of our unregistered common stock.  During September 2014, we acquired the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 newly issued shares of our unregistered shares of common stock.

The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $215,700,000 (or approximately $29 per our common share included in the consideration) was based on the fair value of the assets and liabilities acquired in the transaction.  The Acquisition more than doubled the amount of our assets and common shareholders’ equity.

Liquidity and Capital Resources

Net cash of $10,200,000 and $15,100,0000 was used for operating activities during 2015 and 2014, respectively, principally for payments of federal and state income taxes, cash used for real estate expenditures, cash restricted for the replacement letter of credit at The Market Common, and also for 2015, cash used for the acquisition of real estate held for development purposes and for the improvement of the almond orchard.  Information about the remaining real estate to be sold at the San Elijo Hills and Ashville Park projects and The Market Common is provided below.  Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

Our principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from subsidiaries, investment income and distributions from equity method investments.  As of March 31, 2015, we had consolidated cash and cash equivalents and marketable securities aggregating $87,200,000, which is available to be used without restriction.

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

There were no sales of real estate at the San Elijo Hills project during the three months ended March 31, 2015.  The number of units remaining to be sold is as follows:

Number of units remaining as of March 31, 2015
Single family lots	145
Single family homes	--
Multi-family units	10

As of March 31, 2015, 37,800 square feet of commercial space at the San Elijo Hills project also remains to be sold or leased.

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

There were no sales of real estate at the Ashville Park project during the three months ended March 31, 2015.

As of April 30, 2015, we have entered into an agreement to sell the remaining 37 lots from Village B at the Ashville project for net cash consideration of $5,200,000; the transaction is expected to close in December 2015.

Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three months ended March 31, 2015 is comprised of the following:

	Number of units sold	Cash Proceeds
Single family lots	2	$ 70,000
Multi-family units	10	250,000
Profit sharing agreements	N/A	400,000
		$ 720,000

In April 2015, we closed on the sale of 15 single family lots at The Market Common for aggregate cash proceeds of $550,000.  As of April 30, 2015, we have entered into an agreement to sell 30 single family lots for $1,050,000 and 43 multi-family lots for $1,100,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills and Ashville Park projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of March 31, 2015, $2,300,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

We have placed $5,000,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at March 31, 2015.  BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At March 31, 2015, $1,400,000 was in the escrow account and is reflected as restricted cash.

During 2014, we issued 7,500,000 common shares to Leucadia to acquire various real estate assets and investments and cash of $14,000,000.

During April 2015, dividends of $22,000,000 were declared and will be paid during the second quarter of 2015 by the Company’s subsidiary that owns the San Elijo Hills project, of which $3,300,000 will be paid to the noncontrolling interests in the San Elijo Hills project, and the balance will be transferred to the parent Company.  The dividends retained by the Company will not increase the amount of consolidated liquidity reflected on the Company’s consolidated balance sheet; however, they will increase the liquidity of the parent company.

In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of April 30, 2015, no amounts have been drawn under either line of credit.

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

Certain information concerning our segments for the three months ended March 31, 2015 and 2014 is presented in the following table.  Consolidated operations are reflected from the date of acquisition, which for the Acquisition was March 28, 2014.

	2015	2014
	(in thousands)
Revenues:
Real estate	$6,548	$3,184
Corporate	3	3
Total consolidated revenues	$6,551	$3,187

Loss from continuing operations before income
taxes and noncontrolling interest:
Real estate	$(2,184)	$699
Farming	(988)	(1,020)
Corporate	(2,304)	(2,919)
Total consolidated loss from continuing
operations before income taxes and noncontrolling
interest	$(5,476)	$(3,240)

As discussed in the 2014 10-K, we acquired various real estate assets from Leucadia on March 28, 2014 as part of the Acquisition.  General and administrative expenses related to these acquired real estate assets for the period from March 28, 2014 to March 31, 2014 were insignificant.  As a result of the Acquisition, general and administrative expenses increased by $850,000 for the three months ended March 31, 2015.  Capital taxes increased by $550,000 primarily due to increased New York state and city capital taxes related to the real estate assets acquired, salaries expense increased by $150,000 (due to increase in headcount), professional fees also increased by $100,000 (primarily at the Maine and Pacho projects) and legal expenses increased by $50,000.

As a result of the Acquisition, depreciation and amortization also increased by $900,000 due to the amortization of acquired intangibles as well as adjustments to depreciation expense to account for the difference between the fair value of the acquired assets and their historical cost.

Real Estate

San Elijo Hills Project:

There were no real estate sales at the San Elijo Hills project during the three months ended March 31, 2015 and 2014.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues were insignificant from previously deferred amounts for the three months ended March 31, 2015 and $1,000,000 for the three months ended March 31, 2014.

We recorded co-op marketing and advertising fee revenue of approximately $70,000 and $250,000 for the three months ended March 31, 2015 and 2014, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

During the three months ended March 31, 2015, cost of sales of real estate was insignificant and $400,000 for the three months ended March 31, 2014.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses decreased by $50,000 during the three months ended March 31, 2015 as compared to the same period in 2014 due to a general reduction in legal activity.

Ashville Park:

There were no sales of real estate at the Ashville Park project during the three months ended March 31, 2015.  For the three months ended March 31, 2014, we closed on sales of real estate as follows:

2014

Number of units sold:
Single family lots- Village A	10
Single family lots- Village B	--
Sales price, net of closing costs:
Single family lots- Village A	$1,650,000
Single family lots- Village B	$--

Revenues recognized at closing was $1,550,000 for the three months ended March 31, 2014.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $200,000 and $70,000 for the three months ended March 31, 2015 and 2014, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $80,000 and $40,000 for the three months ended March 31, 2015 and 2014, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate aggregated $150,000 and $950,000, respectively, for the three months ended March 31, 2015 and 2014.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

The Market Common:

As discussed in the 2014 10-K, we acquired the Market Common from Leucadia on March 28, 2014 as part of the Acquisition.  Revenues and expenses related to the Market Common for the period from March 28, 2014 to March 31, 2014 were insignificant.

Rental income from The Market Common was $2,350,000 while rental operating expenses were $1,700,000 during the three months ended March 31, 2015.  Rental income includes a non-cash amount of $100,000 of positive amortization of purchase price adjustments for the three months ended March 31, 2015.

For the three months ended March 31, 2015, we have closed on sales of real estate as follows:

2015
Number of units sold:
Single family lots	2
Multi-family lots	10
Sales price, net of closing costs:
Single family lots	$ 70,000
Multi-family lots	$ 250,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $400,000 for the three months ended March 31, 2015.

Interest and other income in 2015 include $300,000 due to the addition of The Market Common held to maturity investments acquired as part of the Acquisition.

BRP Leasing:

As discussed in the 2014 10-K, we acquired BRP Leasing from Leucadia on March 28, 2014 as part of the Acquisition.  Revenues and expenses related to BRP Leasing for the period from March 28, 2014 to March 31, 2014 were insignificant.

Rental income from BRP Leasing was $2,900,000 while rental operating expenses were $2,600,000 for the three months ended March 31, 2015.  Rental income includes a non-cash amount of $400,000 primarily related to the negative amortization of purchase price adjustments.

Otay Ranch Project:

There were no sales of real estate at the Otay Ranch project during the three months ended March 31, 2015 and 2014.

General and administrative expenses increased by $100,000 in 2015 compared to 2014 primarily due to Flat Rock litigation (see note 12 for more information) partially offset by a general reduction in legal activity.

Farming

Rampage Property:

Farming expenses decreased by $100,000 during 2015 as compared to 2014, primarily due to the timing of pruning and fertilizing of the vineyard.

Corporate

General and administrative expenses decreased in 2015 as compared to 2014, primarily due to a decrease in legal fees, accounting, professional fees and director fees.  Legal fees decreased by $450,000 and accounting and related professional fees decreased by $450,000 as a result of decreased activity related to the Acquisition.  Director fees declined by $100,000 related to fees paid in 2014 to a special committee of our Board consisting of two of our directors formed to negotiate and approve the Acquisition.

Compensation and benefits increased by $350,000 in 2015 as compared to 2014 due to higher headcount added to oversee the newly acquired real assets.  Travel expenses also increased by $100,000 in 2015 as compared in 2014 related to the investigation of potential new business projects.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the regions where our business is concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Leucadia’s real estate assets and investments; influence over our affairs by our principal stockholders; our ability to generate sufficient taxable income to fully realize our deferred tax asset; and our ability to finance our development projects and related business activities.  For additional information see Part I, Item 1A. Risk Factors in the 2014 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2014 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.Exhibits.

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: May 7, 2015	By:	/s/ Erin N. Ruhe
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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.