Form 10-Q
period 2015-06-30
HOMEFED CORP
filed 2015-08-06
CIK 833795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On July 31, 2015, there were 15,396,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(Dollars in thousands, except par value)
(Unaudited)	June 30,	December 31,
	2015	2014
ASSETS
Real estate held for development	$154,945	$143,301
Real estate held for investment, net	44,151	45,184
Cash and cash equivalents	198,366	61,495
Restricted cash	6,418	6,419
Investments available for sale (amortized cost of $0 and $35,897)	-	35,898
Investment held to maturity, at amortized cost	11,668	11,368
Equity method investments	99,693	101,228
Accounts receivable, deposits and other assets	19,928	16,100
Intangible assets, net	10,679	12,196

TOTAL	$545,848	$433,189

LIABILITIES
Accounts payable and accrued liabilities	$6,308	$6,009
Below market lease contract intangibles, net	4,279	4,760
Non-refundable option payments	25	25
Liability for environmental remediation	1,467	1,495
Deferred revenue	2,262	2,528
Net deferred tax liability	3,152	4,984
Other liabilities	970	842
Long-term debt	122,684	-

Total liabilities	141,147	20,643

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,391,500 and 15,387,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	597,470	597,271
Accumulated other comprehensive income	-	-
Accumulated deficit	(202,242)	(197,530)
Total HomeFed Corporation common shareholders' equity	395,382	399,895
Noncontrolling interest	9,319	12,651
Total equity	404,701	412,546

TOTAL	$545,848	$433,189

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2015	2014	2015	2014
REVENUES
Sales of real estate	$1,841	$16,708	$2,781	$19,330
Rental income	5,876	5,591	11,334	5,878
Co-op marketing and advertising fees	217	290	370	568
	7,934	22,589	14,485	25,776

EXPENSES
Cost of sales	1,346	10,920	1,610	12,270
Rental operating expenses	4,104	3,769	8,473	3,907
Farming expenses	870	934	1,768	1,925
General and administrative expenses	3,577	3,457	7,734	7,288
Depreciation and amortization	1,022	1,306	2,070	1,417
Interest	27	-	27	-
Administrative services fees to Leucadia National Corporation	45	45	90	90
	10,991	20,431	21,772	26,897

Income (loss) before income (losses) from equity method investments	(3,057)	2,158	(7,287)	(1,121)

Income (losses) from equity method investments	60	196	(1,535)	193

Income (loss) from operations	(2,997)	2,354	(8,822)	(928)

Interest and other income	439	349	788	391

Income (loss) before income taxes and noncontrolling interest	(2,558)	2,703	(8,034)	(537)

Income tax benefit (expense)	1,060	(1,119)	3,290	171

Net income (loss)	(1,498)	1,584	(4,744)	(366)

Net (income) loss attributable to the noncontrolling interest	23	(329)	32	(360)

Net income (loss) attributable to HomeFed Corporation common shareholders	$(1,475)	$1,255	$(4,712)	$(726)

Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.10)	$0.08	$(0.31)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended June 30, 2015 and 2014
(In thousands)	For the Three Month		For the Six Month
(Unaudited)	Period Ended June 30,		Period Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$(1,498)	$1,584	$(4,744)	$(366)
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of taxes of $(1), $(1), $(1) and $(1)	-	-	-	-

Net change in unrealized holding gains (losses) on investments, net of taxes of $(1), $(1), $(1) and $(1)	-	-	-	-

Other comprehensive income (loss), net of income taxes	-	-	-	-

Comprehensive income (loss)	(1,498)	1,584	(4,744)	(366)

Comprehensive (income) loss attributable to the noncontrolling interest	23	(329)	32	(360)

Comprehensive income (loss) attributable to HomeFed Corporation common shareholders	$(1,475)	$1,255	$(4,712)	$(726)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended June 30, 2015 and 2014
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2014	$79	$381,171	$1	$(201,416)	$179,835	$10,095	$189,930

Net loss				(726)	(726)	360	(366)
Shares issued to acquire assets from Leucadia National Corporation	70	200,866			200,936		200,936
Noncontrolling interest acquired from Leucadia National Corporation						1,710	1,710
Share-based compensation expense		97			97		97

Balance, June 30, 2014	$149	$582,134	$1	$(202,142)	$380,142	$12,165	$392,307

Balance January 1, 2015	$154	$597,271	$-	$(197,530)	$399,895	$12,651	$412,546

Net loss				(4,712)	(4,712)	(32)	(4,744)
Distributions to noncontrolling interests					-	(3,300)	(3,300)
Exercise of options to purchase common shares, including excess tax benefit		119			119		119
Share-based compensation expense		80			80		80

Balance, June 30, 2015	$154	$597,470	$-	$(202,242)	$395,382	$9,319	$404,701

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2015 and 2014
(In thousands)
(Unaudited)
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,744)	$(366)
Adjustments to reconcile net loss to net cash used for operating activities:
(Income) losses from equity method investments	1,535	(193)
Provision (benefit) for deferred income taxes	(1,832)	94
Share-based compensation expense	80	97
Excess tax benefit from exercise of stock options	(19)	-
Depreciation and amortization of property, equipment and leasehold improvements	181	962
Other amortization	2,539	787
Amortization related to issuance costs and debt discount of Senior Notes	3	-
Amortization related to investments	(571)	(283)
Acquisition of real estate, held for development	(3,750)	-
Changes in operating assets and liabilities:
Real estate, held for development	(7,950)	498
Real estate, held for investment	577	(745)
Restricted cash related to development activities	1	(5,490)
Accounts receivable, deposits and other assets	(2,430)	(2,213)
Deferred revenue	(266)	(922)
Accounts payable and accrued liabilities	299	1,714
Non-refundable option payments	-	(70)
Liability for environmental remediation	(28)	(26)
Income taxes receivable/payable	(2,287)	(3,686)
Other liabilities	128	311
Net cash used for operating activities	(18,534)	(9,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired upon acquisition of assets from Leucadia National Corporation	-	13,983
Purchases of investments (other than short-term)	(44,792)	(39,692)
Proceeds from sales of investments available for sale	33,097	-
Proceeds from maturities of investments available for sale	47,600	40,500
Net cash provided by investing activities	35,905	14,791

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	123,750	-
Payment of debt issuance costs	(1,069)	-
Distributions to noncontrolling interests	(3,300)	-
Exercise of options to purchase common shares	100	-
Excess tax benefit from exercise of stock options	19	-
Net cash provided by financing activities	119,500	-

Net increase in cash and cash equivalents	136,871	5,260

Cash and cash equivalents, beginning of period	61,495	57,306

Cash and cash equivalents, end of period	$198,366	$62,566

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$828	$3,420
Cash paid for interest	$-	$-

Non-cash investing activities:
Common stock issued for acquisition of assets from Leucadia National Corporation	$-	200,936

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

In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance originally was effective for interim and annual periods beginning after December 15, 2016.  In July 2015, the FASB confirmed a deferral of the effective date by one year, with early adoption on the original effective date permitted.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

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

In April 2015, the FASB issued new guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  This guidance will be effective for annual and interim periods beginning after 2015; however, early adoption is permitted, and we early adopted it during the second quarter.

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

Unaudited pro forma operating results for the three and six months ended June 30, 2014, assuming the Acquisition had occurred on January 1, 2013, are as follows (in thousands, except per share amounts):

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Revenues	$22,589	$30,875
Net income (loss) attributable to HomeFed
common shareholders	$1,281	$(1,556)
Basic and diluted earnings (loss) per common share
attributable to HomeFed common shareholders	$0.08	$(0.10)

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

3.   Investments Available for Sale

Our financial instruments investment portfolio previously included cash and cash equivalents and investments classified as available for sale.  During the second quarter of 2015, we decided to liquidate the investments portfolio in order to partially fund the purchase of the Otay real estate as described in Note 17.  In addition, yields dropped to levels where the income generated no longer exceeded the fees incurred, and thus, we no longer derived any financial benefit from this investment portfolio.    The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

Fair Value Measurements Using
					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Identical Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

June 30, 2015
U.S. Treasury securities	$-	$-	$-	$-	$-	$-	$-

December 31, 2014
U.S. Treasury securities	$35,900	$35,897	$1	$-	$35,898	$-	$35,898

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

At acquisition on March 28, 2014, we recorded the Series 2006B bonds at fair value of $10,619,000 based on expected future cash flows discounted at 10%.  The Series 2006B Bonds have been classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated approximately $14,050,000 at June 30, 2015.    The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other
			for	Observable	Unobservable	Total
	Par	Amortized	Identical Assets	Inputs	Inputs	Fair Value
	Value	Cost	(Level 1)	(Level 2)	(Level 3)	Measurements
June 30, 2015
Non-public bond	$10,050	$11,668	$-	$-	$11,668	$11,668

December 31, 2014
Non-public bond	$10,050	$11,368	$-	$-	$11,368	$11,368

5.   Intangible Assets

A summary of intangible assets is as follows (in thousands):

	June 30,	December 31,	Amortization
	2015	2014	(in years)
Above market lease contracts	$8,020	$9,151	1 to 24
Lease in place value	2,659	3,045	1 to 24
Intangible assets	$10,679	$12,196

Below market lease contracts	$4,279	$4,760	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income, and the lease in place intangible is amortized over the life of the related lease and reflected in Depreciation and amortization expenses.  Amortization expense on intangible assets was $200,000 and $450,000 for the three months  ended June 30, 2015 and 2014, respectively, and was $400,000 and $450,000 for the six months ended June 30, 2015 and 2014, respectively.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2015 - $350,000; 2016 - $550,000; 2017 - $500,000; 2018 - $300,000; 2019 - $150,000 and thereafter - $800,000.

6.   Debt

In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of July 31, 2015, no amounts have been drawn under either line of credit.

On June 29, 2015, we and our domestic wholly-owned subsidiaries as Guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which the Purchasers agreed to purchase an aggregate of $125,000,000 of 6.5% Senior Notes due 2018 (the “Notes”) from us in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the Notes was 99% of the principal amount.    Pursuant to the Placement Agency Agreement, Jefferies LLC (“Jefferies"), an indirect wholly-owned subsidiary of Leucadia, received a fee equal to 50 basis points from the gross proceeds of the offering and will receive a fee equal to 50 basis points of the gross proceeds from the sale of the Notes on each of the first and second anniversary of the Issue Date provided that Notes are outstanding at such dates.    At June 30, 2015, the Senior Notes are presented on the Consolidated Balance Sheet net of issuance costs and the debt discount.

The Notes, which were issued on June 29, 2015, pursuant to an indenture dated June 30, 2015, among us, the Guarantors and Wilmington Trust, N.A. as trustee (the “Indenture”) will mature on June 30, 2018 at which time all principal and unpaid interest will be due.   The Notes will be fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture and guaranteed by any of our future domestic wholly-owned subsidiaries.  Interest on the Notes will accrue at a rate of 6.50% per annum and will be payable semi-annually in arrears on July 1 and January 1, commencing January 1, 2016.  The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness secured by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally certain customary events of default may result in an acceleration of the maturity of the Notes.  The Notes are senior unsecured obligations of the Company and the guarantees are the senior unsecured obligations of the Guarantors. At June 30, 2015, we are in compliance with all debt covenants.

We may not redeem or repurchase the Notes prior to June 30, 2016, after which time, we may redeem the Notes at our option, in whole or in part, at any time or in part from time to time at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the rights of holders of record at the close of business on the relevant record date to receive interest due on the relevant interest payment date falling prior to or on the redemption date.  Upon the occurrence of a Change of Control (as defined in the Indenture) after the Issue Date, to the extent the Notes were not otherwise redeemed, we must make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, in each case, as provided in, and subject to the terms of, the Indenture. Pursuant to the Indenture, we will use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.  For further discussion of the Notes in connection with the acquisition of land in the Otay Ranch area, see Notes 11 and 17.

7.   Equity Method Investments

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

At June 30, 2015 and December 31, 2014, our equity method investments are comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014
BRP Holding	$75,081	$76,478
BRP Hotel	24,612	24,750
Total	$99,693	$101,228

Income (losses) from equity method investments includes the following for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
BRP Holding	$(445)	$(443)	$(1,397)	$(443)
BRP Hotel	505	639	(138)	636
Total	$60	$196	$(1,535)	$193

8.   Income Taxes

We do not have any amounts in our consolidated balance sheets for unrecognized tax benefits related to uncertain tax positions.  However, we are considering a change related to the Acquisition which may result in an uncertain tax position in a future period.  The statute of limitations with respect to our federal income tax returns has expired for all years through 2010 and with respect to California state income tax returns has expired for all years through 2009.

9.   Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.    The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$(1,475)	$1,255	$(4,712)	$(726)

Denominator for basic earnings (loss) per share– weighted average shares	15,388	14,866	15,388	11,546

Stock options	-	42	-	-

Denominator for diluted earnings (loss) per share– weighted average shares	15,388	14,908	15,388	11,546

If the effect of stock options were not antidilutive due to our loss, weighted average shares outstanding would have increased by 37,000 for the three months ended June 30, 2015 and 35,000 and 37,000 for the six months ended June 30, 2015 and 2014, respectively.

10.   Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Liabilities:
Long-term debt (a)	$122,684	$122,684	$-	$-

(a)	The fair value of the long-term debt was estimated to be the issuance price on June 29, 2015, net of origination and issuance fees incurred.

11.   Related Party Transactions

Joseph S. Steinberg, the chairman of our Board of Directors, and Ian M. Cumming, one of our directors, each entered into a Purchase Agreement with us and the Guarantors, pursuant to which they each purchased Notes with a value of $5 million, or four percent (4%), of the principal amount of the Notes issued (such purchases, the “Affiliate Note Purchases”).   Mr. Steinberg is also chairman of the Board of Directors of Leucadia. Each of Messrs. Steinberg and Cumming is considered to be a “Related Person” under our related person transactions policy (the “Policy”).  Accordingly, pursuant to and in accordance with the Policy and taking into account all relevant facts and circumstances, the independent Audit Committee of the Board (the “Audit Committee”) considered the Affiliate Note Purchases and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Messrs. Steinberg and Cumming abstaining from the vote).

Pursuant to a Placement Agency Agreement, Jefferies acted as Placement Agent for the Notes.  Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Leucadia. Leucadia is our affiliate and a “Related Person” under the Policy.  Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreement and approved, and recommended to the Board the approval of, the Placement Agency Agreement, which was unanimously approved by the Board (with Brian Friedman, Chairman of the Executive Committee of Jefferies Group LLC and Joseph S. Steinberg, abstaining from the vote).

Pursuant to the Placement Agency Agreement, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering and will receive a fee equal to 50 basis points of the gross proceeds from the sale of the Notes on each of the first and second anniversary of the Issue Date provided that Notes are outstanding at such dates.  Additionally, we and each of the Guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

Brooklyn Renaissance Plaza:

As more fully discussed in our 2014 10-K, BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at June 30, 2015 (in thousands):

Remainder of 2015	$3,781
2016	7,561
2017	7,561
2018	6,301
2019	-
Thereafter	-
$25,204

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Leucadia:

Pursuant to an administrative services agreement, Leucadia provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 and $90,000 for each of the three and six months ended June 30, 2015 and 2014, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended June 30, 2015 and 2014, and $6,000 for each of the six months ended June 30, 2015 and 2014.

We also receive $5,000 monthly in fee income related to the management and supervision of certain real estate in the Maine projects retained by Leucadia.  This agreement will remain in place until ownership is transferred to us which will not occur until five years has elapsed.  For the three and six months ended June 30, 2015, we recognized $15,000 and $30,000, respectively, which is reflected in Interest and other income.

See Note 2 for information concerning the purchase of assets from Leucadia.  Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s Board, and one of our Directors, Brian P. Friedman, is the President of Leucadia.

12.   Interest and Other Income

Interest and other income includes interest income of $300,000 for each of the three months ended June 30,  2015 and 2014, and $600,000 and $330,000, respectively, for the six months ended June 30, 2015 and 2014.

13.  Real Estate Activity

There were no sales at the San Elijo Hills and Ashville Park projects during the three and six month periods ended June 30, 2015.

During the three and six month period ended June 30, 2014, the Company sold 10 single family homes at the San Elijo Hills project for aggregate cash proceeds of $15,350,000.

For the three and six months ended June 30, 2014, we closed on sales of real estate at the Ashville Park project as follows:

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Number of units sold:
Single family lots-Village A	5	15
Sales price, net of closing costs:
Single family lots-Village A	$850,000	$2,500,000

As of July 31, 2015, we entered into an agreement to sell the remaining 37 lots from Village B at the Ashville project for net cash consideration of $5,200,000; the transaction is expected to close in December 2015. Construction of the clubhouse and pool amenity at the Ashville Park project has begun.  The timing of the development and sale of the remaining 195 entitled lots at the project is uncertain.

For the three and six months ended June 30, 2015 and 2014, we have closed on sales of real estate at The Market Common as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Number of units sold:	2015	2014	2015	2014
Single family lots	23	11	25	11
Multi-family lots	4	4	14	4

Sales price, net of closing costs:
Single family lots	$800,000	$400,000	$870,000	$400,000
Multi-family lots	100,000	100,000	350,000	100,000

In July 2015, we closed on the sale of 3 single family lots at The Market Common for aggregate cash proceeds of $120,000.  As of July 31, 2015, we have entered into an agreement to sell 20 single family lots for $700,000 and 39 multi-family lots for $1,000,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

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

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project.  The model complex is anticipated to be ready by the end of the year with home sales to start in 2016.

During June 2015, we also signed a deal with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.

For a discussion of our July 2015 acquisition of land in the Otay Ranch area, see Note 17.

14.  Commitments

BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  See Note 11 for information concerning BRP Leasing’s minimum annual rental expense.

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

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At June 30, 2015, $1,400,000 was in the escrow account and is classified as restricted cash.

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of June 30,  2015 was approximately $36,100,000, which includes approximately $10,900,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

As more fully discussed in the 2014 10-K, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay Ranch.  The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.   Otay Ranch and Flat Rock had commenced a lawsuit in California Superior Court seeking compensation from the parties who they believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.   As a result, the defendants may be entitled to be reimbursed by us for their legal costs incurred, and we have accordingly accrued $350,000 during the first quarter of 2015 as we believe that such loss is probable and reasonably estimable.  In addition, the defendants are seeking to recover attorney’s fees in the amount of approximately $13,500,000 pursuant to an attorneys’ fee provision in Otay Land’s purchase agreement for the property.  Based on our evaluation of applicable law, we believe the claim for attorney’s fees is without merit and we intend to defend against this claim vigorously.   The trial court is scheduled to rule on defendants’ request in August 2015.  We can give no assurances as to the ultimate outcome of this matter or that any appeal, if pursued, will be successful.

During the course of the Otay Ranch and Flat Rock litigation, we settled with one of the peripheral defendants which settlement included a cash payment of $400,000 and an assignment of the settling defendant’s then pending lawsuit in California Superior Court for the County of Orange against several other co-defendants for the costs of the settling defendant’s defense fees and costs and indemnification for settlement monies paid in connection with the environmental cost recovery action.  Otay Ranch and Flat Rock proceeded to prosecute that assigned action and obtained a judgment against some of the defendants in an amount in excess of $4,000,000.  We are pursuing the enforcement and collection of that judgment against the judgment debtors.  However, other defendants prevailed on a defense resulting in a defense judgment against Otay Ranch and Flat Rock subjecting them to payment of the prevailing defendants’ litigation costs and attorneys’ fees.   As a result, we have accrued $200,000 during the second quarter of 2015 as we believe that such loss is probable and reasonably estimable.

15. Stock Options

On July 15, 2015, options to purchase an aggregate of 7,000 shares of common stock were granted to the members of the Board of Directors under the Company’s 1999 Stock Incentive Plan at an exercise price of $47.85 per share.

16. Segment Information

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

Certain information concerning our segments for the three and six months ended June 30, 2015 and 2014 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, certain real estate projects acquired from Leucadia became wholly owned subsidiaries as of March 28, 2014.

During June 2015, we received proceeds of $123,750,000 from the issuance of the Notes (refer to Note 6 for further details) which resulted in corporate assets increasing by approximately 230% and total assets increasing by approximately 29%.  During the third quarter of 2015, corporate cash of $149,000,000 was used to purchase approximately 1,600 acres in the Otay Ranch area of San Diego County, California which will be reflected in the real estate segment.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Real estate	$7,931	$22,586	$14,479	$25,770
Corporate	3	3	6	6

Total consolidated revenues	$7,934	$22,589	$14,485	$25,776

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$378	$5,235	$(1,806)	$5,933
Farming	(936)	(974)	(1,924)	(1,994)
Corporate	(2,000)	(1,558)	(4,304)	(4,476)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$(2,558)	$2,703	$(8,034)	$(537)

Depreciation and amortization expenses:
Real estate	$(980)	$(1,290)	$(1,996)	$(1,391)
Farming	(34)	(9)	(59)	(13)
Corporate	(8)	(7)	(15)	(13)
Total consolidated depreciation and amortization expenses	$(1,022)	$(1,306)	$(2,070)	$(1,417)

		June 30,	December 31,
Identifiable assets employed:		2015	2014
Real estate		$359,552	$378,170
Farming		9,688	11,531
Corporate		176,607	43,488
Total consolidated assets		$545,848	$433,189

17.  Subsequent Event

On July 2, 2015, we completed the acquisition of approximately 1,600 acres in the Otay Ranch area of San Diego County, California for a cash purchase price of $150,000,000.  In June 2015, we made a $1,000,000 option deposit for the Otay land that was applied to the purchase price on July 2, 2015.  The land that was purchased is contiguous with the land in Otay Ranch currently owned by our affiliate and is entitled for approximately 2,640 single family, approximately 4,300 multi-family residential units and 40,000 square feet of commercial space. The purchased land includes approximately 30 acres of land designated for industrial and office space development and 700 acres of land designated for open space and preserve.  The purchase was funded in part out of our working capital and in part by the proceeds of the private offering, sale and issuance of the 6.5% Senior Notes.  For further discussion of the Notes issued in connection with our acquisition of land in the Otay Ranch area, see Notes 6 and 11.

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

Liquidity and Capital Resources

Net cash of $18,550,000 and $9,550,000 was used for operating activities during the six months ended June 30, 2015 and 2014, respectively, principally for payments of federal and state income taxes, cash used for real estate expenditures, and also for 2015, cash used for the acquisition of real estate held for development purposes and for the improvement of the almond orchard.  For 2014, cash was also restricted for the replacement letter of credit at The Market Common.

Our principal sources of funds are cash and cash equivalents, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from subsidiaries, investment income, distributions from equity method investments, Rampage property’s lines of credit and proceeds from the issuance of the Notes (as defined below).

On June 29, 2015, we and our domestic, wholly-owned subsidiaries (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which the Purchasers agreed to purchase an aggregate of $125,000,000 of 6.5% Senior Notes due 2018 (the “Notes”) from us in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the Notes was 99% of the principal amount.  Pursuant to the Placement Agency Agreement, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering and will receive a fee equal to 50 basis points of the gross proceeds from the sale of the Notes on each of the first and second anniversary of the Issue Date provided that Notes are outstanding at such dates.

The Notes, which were issued on June 29, 2015 pursuant to an indenture, dated June 30, 2015, among us, the Guarantors and Wilmington Trust, N.A. as trustee (the “Indenture”), will mature on June 30, 2018 and will be fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture. The Notes will be guaranteed by any of our future domestic, wholly-owned subsidiaries.  Interest on the Notes will accrue at a rate of 6.50% per annum and will be payable semi-annually in arrears on July 1 and January 1, commencing January 1, 2016.  The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness secured by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally certain customary events of default may result in an acceleration of the maturity of the Notes.

The Notes are senior unsecured obligations of the Company and the guarantees are the senior unsecured obligations of the Guarantors.

We may not redeem or repurchase the Notes prior to June 30, 2016, after which time, we may redeem the Notes at our option, in whole or in part, at any time or in part from time to time at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the rights of holders of record at the close of business on the relevant record date to receive interest due on the relevant interest payment date falling prior to or on the redemption date.  Upon the occurrence of a Change of Control (as defined in the Indenture) after the Issue Date, to the extent the Notes were not otherwise redeemed, we must make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, in each case, as provided in, and subject to the terms of, the Indenture. Pursuant to the Indenture, we will use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.  For further discussion of the Notes in connection with the acquisition of land in the Otay Ranch area, see Notes 11 and 17 of Notes to Interim Consolidated Financial Statements.

We expect that our cash and cash equivalents, together with the other sources described above, will be sufficient for both our short and long term liquidity needs.  Residential sales at the San Elijo Hills, Ashville Park and The Market Common projects are expected to be a source of funds to us in the future; however, except as otherwise disclosed, the amount and timing is uncertain.  We are not relying on receipt of funds from our other projects for the short and intermediate term, since the timing of sales of undeveloped property, development activity and sales of developable and undevelopable property cannot be predicted with any certainty.  Except as disclosed herein, we are not committed to acquire any new real estate projects, but we believe we have sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

Throughout much of the period that we have been developing the San Elijo Hills project, our sales efforts greatly benefited from a strong regional and national residential housing market.  However, beginning in 2006, residential property sales volume, prices and new building starts declined significantly in many U.S. markets, including California and the greater San Diego region, which negatively affected sales and profits.  Interest from homebuilders concerning the San Elijo Hills project’s remaining single family lots and multi-family units has increased since late 2009, and we have been able to sell some single family lots and multi-family units at acceptable prices.  We have substantially completed development of all of our remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices if, and when, the market fully recovers.  We believe the market has made progress toward recovery and that our patience will continue to allow us to best maximize shareholder value with our remaining residential lot inventory.

Information about the remaining real estate to be sold at the San Elijo Hills and Ashville Park projects and The Market Common is provided below.  Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

There were no sales of real estate at the San Elijo Hills project during the three and six months ended June 30, 2015.  The number of units remaining to be sold is as follows:

Number of units remaining as of June 30, 2015
Single family lots	145
Single family homes	--
Multi-family units	10

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  The plan for phase two of the Towncenter has not yet been developed.    As of June 30, 2015, 37,800 square feet of entitled and undeveloped commercial space at the San Elijo Hills project remains to be sold or leased.

There were no sales of real estate at the Ashville Park project during the three and six months ended June 30, 2015.

As of July 31, 2015, we have entered into an agreement to sell the remaining 37 lots from Village B at the Ashville project for net cash consideration of $5,200,000; the transaction is expected to close in December 2015.

Cash proceeds from sales of real estate and other real estate activities at The Market Common during  the six months ended June 30, 2015 is comprised of the following:

	Number of units sold	Cash Proceeds
Single family lots	25	$ 870,000
Multi-family units	14	350,000
Profit sharing agreements	N/A	700,000
		$ 1,920,000

In July  2015, we closed on the sale of 3 single family lots at The Market Common for aggregate cash proceeds of $120,000.  As of July 31, 2015, we have entered into an agreement to sell 20 single family lots for $700,000 and 39 multi-family lots for $1,000,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills and Ashville Park projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of June 30, 2015, $2,250,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

We have placed $5,000,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at June 30, 2015.  Additionally, BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At June 30, 2015, $1,400,000 was in the escrow account and is reflected as restricted cash.

During 2014, we issued 7,500,000 common shares to Leucadia to acquire various real estate assets and investments and cash of $14,000,000.

During the second quarter of 2015, dividends of $22,000,000 were declared and distributed by our subsidiary that owns the San Elijo Hills project, of which $3,300,000 was paid to the noncontrolling interests in the San Elijo Hills project, and the balance was transferred to the parent Company.  The dividends retained by us did not increase the amount of consolidated liquidity reflected on our consolidated balance sheet; however, they did increase the liquidity of the parent company.

In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available that is secured by the Rampage property’s crops and matures on January 1, 2018.  As of June 30, 2015, no amounts have been drawn under either line of credit.

In June 2015, we made a $1,000,000 option deposit for the Otay land that was applied to the purchase price on July 2, 2015.  As of June 30, 2015, we had consolidated cash and cash equivalents aggregating $198,350,000.  On July 2, 2015, cash of $149,000,000 was used to purchase approximately 1,600 acres in the Otay Ranch area of San Diego County, California as described in Note 17.

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

Certain information concerning our segments for the three and six months ended June 30, 2015 and 2014 is presented in the following table.  Consolidated operations are reflected from the date of acquisition, which for the Acquisition was March 28, 2014.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Real estate	$7,931	$22,586	$14,479	$25,770
Corporate	3	3	6	6

Total consolidated revenues	$7,934	$22,589	$14,485	$25,776

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$378	$5,235	$(1,806)	$5,933
Farming	(936)	(974)	(1,924)	(1,994)
Corporate	(2,000)	(1,558)	(4,304)	(4,476)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$(2,558)	$2,703	$(8,034)	$(537)

As discussed in the 2014 10-K, we acquired various real estate assets from Leucadia on March 28, 2014 as part of the Acquisition.  General and administrative expenses related to these acquired real estate assets for the period from March 28, 2014 to March 31, 2014 were insignificant.  As a result of the Acquisition, general and administrative expenses increased by $800,000 for the six months ended June 30, 2015.  Capital taxes increased by $500,000 primarily due to increased New York state and city capital taxes related to the real estate assets acquired,  marketing expenses increased by $100,000 (primarily at the SweetBay project), professional fees also increased by $100,000 (primarily at the Maine and Pacho projects), salaries expense increased by $50,000 (due to increase in headcount) and legal expenses increased by $50,000 (primarily at the Market Common).

As a result of the Acquisition, depreciation and amortization also increased by $600,000 for the six months ended June 30, 2015 due to the amortization of acquired intangibles as well as adjustments to depreciation expense to account for the difference between the fair value of the acquired assets and their historical cost.

Real Estate

San Elijo Hills Project:

There were no real estate sales at the San Elijo Hills project during the three and six months ended June 30, 2015.  During the three and six months ended June 30, 2014, the Company sold 10 single family homes at the San Elijo Hills project for aggregate cash proceeds of $15,350,000.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three months ended June 30, 2015 and 2014, revenues include amounts that were previously deferred of $30,000 and $50,000, respectively.  For the six months ended June 30, 2015 and 2014, revenues include amounts that were previously deferred of $30,000 and $1,050,000, respectively.

We recorded co-op marketing and advertising fees related to the San Elijo Hills project of $160,000 and $200,000 for the three months ended June 30, 2015 and 2014, respectively, and $230,000 and $450,000 for the six months ended June 30, 2015 and 2014, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes, and the fees are based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate for the three months ended June 30, 2015 and 2014 was $25,000 and $10,250,000, respectively, and cost of sales of real estate for the six months ended June 30, 2015 and 2014 was $25,000 and $10,650,000, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses increased by $100,000 for the three and six month periods ended June 30, 2015, as compared to the same periods in the prior year, primarily due to an increase in legal activity related to a trademark dispute.  Marketing expenses decreased by $50,000 for the six month period ended June 30, 2015 as compared to the same period in 2014 as a result of less available inventory to sell.

Ashville Park:

There were no sales of real estate at the Ashville Park project during the three and six months ended June 30, 2015.  For the three and six months ended June 30, 2014, we closed on sales of real estate as follows:

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Number of units sold:
Single family lots-Village A	5	15
Sales price, net of closing costs:
Single family lots-Village A	$850,000	$2,500,000

Revenues recognized at closing was $800,000 and $2,350,000 for the three and six months ended June 30, 2014, respectively.    Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $300,000 and $40,000 for the three months ended June 30, 2015 and 2014, respectively, and $500,000 and $100,000 for the six months ended June 30, 2015 and 2014, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $60,000 and $80,000 for the three months ended June 30, 2015 and 2014, respectively, and $140,000 and $120,000 for the six months ended June 30, 2015 and 2014, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes, and the fees are based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate aggregated $200,000 and $500,000 for the three months ended June 30, 2015 and 2014, respectively, and $300,000 and $1,450,000 for the six months ended June 30, 2015.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

The Market Common:

As discussed in the 2014 10-K, we acquired the Market Common from Leucadia on March 28, 2014 as part of the Acquisition.

For the three and six months ended June 30, 2015 and 2014, the rental activity is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Rental income	$2,750,000	$2,650,000	$5,100,000	$2,700,000
Amortization of purchase price adjustments included in rental income	(100,000)	(100,000)	(200,000)	(100,000)
Maximum amount of cash to be collected from rental operations	$2,650,000	$2,550,000	$4,900,000	$2,600,000

Rental operating expenses	$1,250,000	$1,400,000	$2,950,000	$1,400,000

For the three and six months ended June 30, 2015 and 2014, we have closed on sales of real estate as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Number of units sold:	2015	2014	2015	2014
Single family lots	23	11	25	11
Multi-family lots	4	4	14	4

Sales price, net of closing costs:
Single family lots	$800,000	$400,000	$870,000	$400,000
Multi-family lots	100,000	100,000	350,000	100,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $250,000 and $700,000 for the three and six months ended June 30, 2015, respectively, and $100,000 for each of the three and six month periods ended June 30, 2014.

Interest and other income increased by $300,000 for the six months period ended June 30, 2015 as compared to the same period in 2014 due to the addition of The Market Common held to maturity investments acquired on March 28, 2014 as part of the Acquisition.

BRP Leasing:

As discussed in the 2014 10-K, we acquired BRP Leasing from Leucadia on March 28, 2014 as part of the Acquisition.  Revenues and expenses related to BRP Leasing for the period from March 28, 2014 to March 31, 2014 were insignificant.

For the three and six months ended June 30, 2015 and 2014, the rental activity is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Rental income	$2,950,000	$2,750,000	$5,900,000	$2,900,000
Amortization of purchase price adjustments included in rental income	450,000	450,000	850,000	450,000
Maximum amount of cash to be collected from rental operations	$3,400,000	$3,200,000	$6,750,000	$3,350,000

Rental operating expenses	$2,800,000	$2,300,000	$5,400,000	$2,350,000

Otay Ranch Project:

There were no sales of real estate at the Otay Ranch project during the three and six months ended June 30, 2015 and 2014.

General and administrative expenses decreased by $350,000 and $300,000, respectively, for the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to the Flat Rock litigation (see Note 14 for more information).  For the three months ended June 30, 2015, professional fees increased by $50,000 as compared to the same period in 2014 related to the due diligence performed on the Otay Land acquisition.

Farming

Rampage Property:

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.  Farming expenses decreased by $50,000 and $150,000, respectively, during the three and six months ended June 30, 2015 as compared to the same periods in 2014, primarily due to the timing of pruning and fertilizing of the vineyard.

General and administrative expenses increased by $50,000 for the six month 2015 period versus the six month 2014 period due to additional property taxes incurred resulting from the purchase of 95 acres of land during 2014.

Corporate

General and administrative expenses increased for the three months ended June 30, 2015, as compared to the same period in the prior year, primarily due to compensation and benefits expense.  The increase in compensation and benefit expense of $400,000 during the three months ended June 30, 2015 as compared to the same period in 2014 principally reflects higher headcount added to oversee the newly acquired real estate assets and higher base salaries.

Audit fees decreased by $50,000 and legal fees decreased by $100,000 for the three month periods ended June 30, 2015 as compared to the same period in 2014 related to the additional work involved with the Acquisition.

General and administrative expenses decreased for the six month period ended June 30, 2015 as compared to the same period in 2014, primarily due to a decrease in legal fees, accounting, professional fees and director fees.  Legal fees decreased by $450,000 and accounting and related professional fees decreased by $450,000 as a result of decreased activity related to the Acquisition.  Director fees declined by $100,000 related to fees paid in 2014 to a special committee of our Board consisting of two of our directors formed to negotiate and approve the Acquisition.

Compensation and benefits increased by $750,000 for the six month 2015 period as compared to the same period in 2014 due to higher headcount added to oversee the newly acquired real assets and higher base salaries.  Travel expenses also increased by $100,000 for the six month 2015 period as compared to the six month 2014 period related to the investigation of potential new business projects.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the regions where our business is concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Leucadia’s real estate assets and investments; influence over our affairs by our principal stockholders; our ability to generate sufficient taxable income to fully realize our deferred tax asset; limitations on our business activities imposed by the terms of our indentures and our ability to finance our development projects and related business activities.  For additional information see Part I, Item 1A. Risk Factors in the 2014 10-K and Part II, Item IA below.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2015.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

Our Form 10-K for the fiscal year ended December 31, 2014 includes a detailed discussion of the Risk Factors applicable to us.  As a result of the Notes that we issued, fee build arrangements and other matters described therein, the Company is updating its risk factors to reflect the following.

The terms of our indebtedness contain various covenants that could limit our business activities.  The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business.  In particular, the indenture dated June 30, 2015, among us, our domestic wholly-owned subsidiaries and Wilmington Trust, N.A., as trustee (the “Indenture”) governing our 6.5% $125,000,000 aggregate principal amount of  senior notes due 2018 contains covenants that restrict our and our subsidiary guarantors’ ability to incur, issue, assume or guarantee certain indebtedness; issue shares of disqualified or preferred stock; pay dividends on equity; or consummate certain asset sales or affiliate transactions.  We cannot assure you that we will be able to satisfy any of these covenants in the future or that we will be able to pursue our new business strategies within the constraints of these restrictive covenants in our Indenture.   Additionally, the Indenture contains certain customary events of default, including failure to comply with the covenants contained therein, which may result in the acceleration of the maturity of the Notes.

Our ability to comply with our covenants under the Indenture may be affected by events beyond our control.  Examples of such events beyond our control include prevailing economic, financial and industry conditions.  The breach of our covenants could result in an event of default under our Indenture. Such breach could result in the acceleration of all amounts borrowed thereunder and cause them to become due and payable, together with accrued interest.  We do not presently expect that alternative sources of financing will be available to us under these circumstances or available on attractive terms. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the Indenture.

Our ability to access our cash may be affected by adverse events relating to our banks that may be beyond our control.  Our cash accounts are not insured or otherwise protected.  Should the bank holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we could lose the cash on deposit with that particular bank or trust company.

As we begin to enter into the homebuilding market, we will face increased exposure to the fluctuations in the housing market.  Reduction in demand may adversely affect our results.  Demand for our homes will be subject to fluctuations, often due to factors outside of our control.  Cancellations of agreements for the sale of homes or the ability of home buyers to obtain suitable financing to consummate the home purchases could also impact our results.  Further, a reduction in home sales may impair our ability to recoup development costs or force us to absorb additional costs in connection with the engagement of the builder and its subcontractors to build homes.

We will rely on builders who will hire subcontractors to construct our homes. The failure of the builders and their subcontractors to properly construct our homes may be costly.  The builders will engage subcontractors to perform the actual construction of our homes. Despite the builders’ quality control efforts, we may discover that the subcontractors are engaging in improper construction practices. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from the builders, subcontractors, suppliers and insurers.

Product liability claims and litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.   As we enter the homebuilding market, we may be subject to increased exposure to construction defect and home warranty claims that commonly arise in the ordinary course of business and can be costly.  In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the limits or coverages of our current and former insurance programs prove inadequate, or we are not able to obtain adequate or reasonably priced, insurance against these types of claims in the future, we may experience losses that could negatively impact our financial results.

Item 6.Exhibits.

4.1         Indenture, dated June 30, 2015, among HomeFed Corporation, Guarantors party thereto from time to time and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K dated July 6, 2015).

10.1         Purchase and Sale Agreement and Joint Escrow Instructions, dated June 5, 2015, between HomeFed Otay Land II, LLC and SSBT LCRE V LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K dated July 6, 2015).

10.2         First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 26, 2015, between HomeFed Otay Land II, LLC and SSBT LCRE V LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K dated July 6, 2015).

10.3         Placement Agency Agreement, dated June 29, 2015, among HomeFed Corporation, the Guarantors party to the Indenture from time to time and Jefferies LLC (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K dated July 6, 2015).

10.4         Non-Affiliate Note Purchase Agreement, among HomeFed Corporation, the Guarantors party to the Indenture from time to time and the non-affiliate investors (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K dated July 6, 2015).

10.5         Affiliate Note Purchase Agreement, among HomeFed Corporation, the Guarantors party to the Indenture from time to time and the affiliate investors (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K dated July 6, 2015).

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: August 6, 2015	By:	/s/ Erin N. Ruhe
Erin N. Ruhe
Vice President, Treasurer and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit NumberDescription

4.1         Indenture, dated June 30, 2015, among HomeFed Corporation, Guarantors party thereto from time to time and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K dated July 6, 2015).

10.1         Purchase and Sale Agreement and Joint Escrow Instructions, dated June 5, 2015, between HomeFed Otay Land II, LLC and SSBT LCRE V LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K dated July 6, 2015).

10.2         First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 26, 2015, between HomeFed Otay Land II, LLC and SSBT LCRE V LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K dated July 6, 2015).

10.3         Placement Agency Agreement, dated June 29, 2015, among HomeFed Corporation, the Guarantors party to the Indenture from time to time and Jefferies LLC (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K dated July 6, 2015).

10.4         Non-Affiliate Note Purchase Agreement, among HomeFed Corporation, the Guarantors party to the Indenture from time to time and the non-affiliate investors (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K dated July 6, 2015).

10.5         Affiliate Note Purchase Agreement, among HomeFed Corporation, the Guarantors party to the Indenture from time to time and the affiliate investors (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K dated July 6, 2015).

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.