Form 10-Q
period 2015-09-30
HOMEFED CORP
filed 2015-11-06
CIK 833795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 30, 2015, there were 15,407,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(Dollars in thousands, except par value)
(Unaudited)	September 30,	December 31,
	2015	2014
ASSETS
Real estate held for development	$307,158	$143,301
Real estate held for investment, net	43,599	45,184
Cash and cash equivalents	54,769	61,495
Restricted cash	7,017	6,419
Investments available for sale (amortized cost of $0 and $35,897)	-	35,898
Investment held to maturity, at amortized cost	11,965	11,368
Equity method investments	99,140	101,228
Accounts receivable, deposits and other assets	22,778	16,100
Intangible assets, net	9,940	12,196

TOTAL	$556,366	$433,189

LIABILITIES
Accounts payable and accrued liabilities	$10,246	$6,009
Below market lease contract intangibles, net	4,047	4,760
Non-refundable option payments	2,347	25
Liability for environmental remediation	1,471	1,495
Deferred revenue	1,704	2,528
Net deferred tax liability	451	4,984
Accrued interest payable	2,054	-
Other liabilities	3,927	842
Long-term debt	122,920	-

Total liabilities	149,167	20,643

COMMITMENTS AND CONTINGENCIES

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,407,500 and 15,387,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	597,904	597,271
Accumulated deficit	(200,173)	(197,530)
Total HomeFed Corporation common shareholders' equity	397,885	399,895
Noncontrolling interest	9,314	12,651
Total equity	407,199	412,546

TOTAL	$556,366	$433,189

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2015	2014	2015	2014
REVENUES
Sales of real estate	$8,773	$2,632	$11,554	$21,962
Rental income	6,068	6,004	17,402	11,882
Farming revenues	4,988	4,600	4,988	4,600
Co-op marketing and advertising fees	193	216	563	784
	20,022	13,452	34,507	39,228

EXPENSES
Cost of sales	6,561	308	8,171	12,578
Rental operating expenses	4,389	4,574	12,862	8,481
Farming expenses	1,226	980	2,994	2,905
General and administrative expenses	3,292	3,499	11,053	10,786
Depreciation and amortization	1,012	1,362	3,082	2,780
Administrative services fees to Leucadia National Corporation	45	45	135	135
	16,525	10,768	38,297	37,665

Income (loss) before income (losses) from equity method investments	3,497	2,684	(3,790)	1,563

Income (losses) from equity method investments	(553)	(158)	(2,088)	35

Income (loss) from operations	2,944	2,526	(5,878)	1,598

Interest and other income	438	341	1,226	732

Income (loss) before income taxes and noncontrolling interest	3,382	2,867	(4,652)	2,330

Income tax benefit (expense)	(1,318)	(1,172)	1,972	(1,001)

Net income (loss)	2,064	1,695	(2,680)	1,329

Net (income) loss attributable to the noncontrolling interest	5	(141)	37	(501)

Net income (loss) attributable to HomeFed Corporation common shareholders	$2,069	$1,554	$(2,643)	$828

Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$0.13	$0.10	$(0.17)	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended September 30, 2015 and 2014
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2014	$79	$381,171	$1	$(201,416)	$179,835	$10,095	$189,930

Net income				828	828	501	1,329
Shares issued to acquire assets from Leucadia National Corporation	75	215,634			215,709		215,709
Noncontrolling interest acquired from Leucadia National Corporation						1,710	1,710
Exercise of options to purchase common shares, including excess tax benefit		266			266		266
Share-based compensation expense		149			149		149

Balance, September 30, 2014	$154	$597,220	$1	$(200,588)	$396,787	$12,306	$409,093

Balance, January 1, 2015	$154	$597,271	$-	$(197,530)	$399,895	$12,651	$412,546

Net loss				(2,643)	(2,643)	(37)	(2,680)
Distributions to noncontrolling interests					-	(3,300)	(3,300)
Exercise of options to purchase common shares, including excess tax benefit		534			534		534
Share-based compensation expense		99			99		99

Balance, September 30, 2015	$154	$597,904	$-	$(200,173)	$397,885	$9,314	$407,199

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended September 30, 2015 and 2014
(In thousands)
(Unaudited)
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,680)	$1,329
Adjustments to reconcile net loss to net cash used for operating activities:
(Income) losses from equity method investments	2,088	(35)
Provision (benefit) for deferred income taxes	(4,533)	487
Share-based compensation expense	99	149
Excess tax benefit from exercise of stock options	(54)	(78)
Depreciation and amortization of property, equipment and leasehold improvements	284	1,960
Other amortization	3,775	1,389
Amortization related to issuance costs and debt discount of Senior Notes	304	-
Amortization related to investments	(868)	(562)
Acquisition of real estate, held for development	(153,750)	-
Changes in operating assets and liabilities:
Real estate, held for development	(10,191)	(4,512)
Real estate, held for investment	806	(1,304)
Restricted cash related to development activities	(598)	(5,275)
Accounts receivable, deposits and other assets	(6,938)	(4,998)
Deferred revenue	(824)	(833)
Accounts payable and accrued liabilities	4,237	(168)
Accrued interest payable	2,054	-
Non-refundable option payments	2,322	(70)
Liability for environmental remediation	(24)	(35)
Income taxes receivable/payable	(1,075)	(2,905)
Other liabilities	3,085	324
Net cash used for operating activities	(162,481)	(15,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired upon acquisition of assets from Leucadia National Corporation	-	13,983
Purchases of investments (other than short-term)	(44,792)	(58,789)
Proceeds from sales of investments available for sale	33,097	-
Proceeds from maturities of investments available for sale	47,600	57,200
Net cash provided by investing activities	35,905	12,394

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	123,750	-
Payment of debt issuance costs	(1,134)	-
Distributions to noncontrolling interests	(3,300)	-
Exercise of options to purchase common shares	480	188
Excess tax benefit from exercise of stock options	54	78
Net cash provided by financing activities	119,850	266

Net decrease in cash and cash equivalents	(6,726)	(2,477)

Cash and cash equivalents, beginning of period	61,495	57,306

Cash and cash equivalents, end of period	$54,769	$54,829

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,107	$3,420
Cash paid for interest	$-	$-

Non-cash investing activities:
Common stock issued for acquisition of assets from Leucadia National Corporation	$-	215,709

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

Unaudited pro forma operating results for the three and nine months ended September 30, 2014, assuming the Acquisition had occurred on January 1, 2013, are as follows (in thousands, except per share amounts):

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Revenues	$13,401	$44,276
Net income (loss) attributable to HomeFed
common shareholders	$1,952	$396
Basic and diluted earnings (loss) per common share
attributable to HomeFed common shareholders	$0.13	$0.03

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

3.   Investments Available for Sale

Our financial instruments investment portfolio previously included cash and cash equivalents and investments classified as available for sale.  During the second quarter of 2015, we decided to liquidate the investments portfolio in order to partially fund the purchase of the Otay real estate as described in Note 14.  In addition, yields dropped to levels where the income generated no longer exceeded the fees incurred, and thus, we no longer derived any financial benefit from this investment portfolio.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of December 31, 2014 are as follows (in thousands):

Fair Value Measurements Using
					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Identical Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

December 31, 2014
U.S. Treasury securities	$35,900	$35,897	$1	$-	$35,898	$-	$35,898

During the three and nine months ended September 30, 2015 and 2014, we did not recognize any comprehensive income or loss.

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

At acquisition on March 28, 2014, we recorded the Series 2006B bonds at fair value of $10,619,000 based on expected future cash flows discounted at 10%.  The Series 2006B Bonds have been classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated approximately $14,200,000 at September 30, 2015.    The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as held to maturity as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other
			for	Observable	Unobservable	Total
	Par	Amortized	Identical Assets	Inputs	Inputs	Fair Value
	Value	Cost	(Level 1)	(Level 2)	(Level 3)	Measurements
September 30, 2015
Non-public bond	$10,050	$11,965	$-	$-	$12,860	$12,860

December 31, 2014
Non-public bond	$10,050	$11,368	$-	$-	$11,368	$11,368

In determining fair value, we utilize estimates of future cash flow projections with inputs based on our internal data and any available market information.  Inputs include estimates related to the assessed real estate values of the properties included in the tax district that services the Series 2006B Bonds, payments received and estimated tax increment generated from the estimated assessed property value.  A present value calculation is applied to the estimate of future cash flows using an appropriate discount rate, currently 10% to reflect market risk and current market conditions when determining the estimated fair value of the asset.

5.   Intangible Assets

A summary of intangible assets is as follows (in thousands):

	September 30,	December 31,	Amortization
	2015	2014	(in years)
Above market lease contracts	$7,460	$9,151	1 to 24
Lease in place value	2,480	3,045	1 to 24
Intangible assets	$9,940	$12,196

Below market lease contracts	$4,047	$4,760	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income.  Above market lease values are amortized over the remaining terms of the underlying leases, and below market lease values are amortized over the initial terms plus the terms of any below market renewal options of the underlying leases.  The lease in place intangible is reflected in Depreciation and amortization expenses and amortized over the life of the related lease.

Amortization expense on intangible assets was $150,000 and $350,000 for the three months  ended September 30, 2015 and 2014, respectively, and was $550,000 and $800,000 for the nine months ended September 30, 2015 and

2014, respectively.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2015 - $150,000; 2016 - $550,000; 2017 - $500,000; 2018 - $300,000; 2019 - $150,000 and thereafter - $800,000.

6.   Debt

In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of October 30, 2015, no amounts have been drawn under either line of credit.

On June 29, 2015, we and our domestic wholly-owned subsidiaries as Guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which the Purchasers agreed to purchase an aggregate of $125,000,000 of 6.5% Senior Notes due 2018 (the “Notes”) from us in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the Notes was 99% of the principal amount.    Pursuant to the Placement Agency Agreement, Jefferies LLC (“Jefferies”), an indirect wholly-owned subsidiary of Leucadia, received a fee equal to 50 basis points from the gross proceeds of the offering and will receive a fee equal to 50 basis points of the gross proceeds from the sale of the Notes on each of the first and second anniversary of the Issue Date provided that Notes are outstanding at such dates.    At September 30, 2015, the Senior Notes are presented on the Consolidated Balance Sheet net of issuance costs and the debt discount.

The Notes, which were issued on June 29, 2015, pursuant to an indenture dated June 30, 2015, among us, the Guarantors and Wilmington Trust, N.A. as trustee (the “Indenture”) will mature on June 30, 2018 at which time all principal and unpaid interest will be due.   The Notes will be fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture and guaranteed by any of our future domestic wholly-owned subsidiaries.  Interest on the Notes will accrue at a rate of 6.50% per annum and will be payable semi-annually in arrears on July 1 and January 1, commencing January 1, 2016.  The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness secured by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally certain customary events of default may result in an acceleration of the maturity of the Notes.  The Notes are senior unsecured obligations of the Company and the guarantees are the senior unsecured obligations of the Guarantors. At September 30, 2015, we are in compliance with all debt covenants.

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

For further discussion of the Notes in connection with the acquisition of land in the Otay Ranch area, see Note 14.

Pursuant to the Indenture, we will use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.  See Note 18 for a discussion of the asset sale offer which closed on October 21, 2015.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $2,350,000 as of September 30, 2015.

The Notes are presented on the Balance Sheet net of issuance costs of $935,000 and debt discount of $1,145,000 at September 30, 2015.

7.   Equity Method Investments

During September 2014, we acquired the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of our unregistered common stock and increased our membership interest to 61.25%.  Although we have a majority interest, we concluded that we do not have control but only the ability to exercise significant influence on this investment.  As such, we account for BRP Holding under the equity method of accounting.  We also own a 25.8% membership interest in BRP Hotel and we account for it under the equity method of accounting.

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

At September 30, 2015 and December 31, 2014, our equity method investments are comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014
BRP Holding	$74,501	$76,478
BRP Hotel	24,639	24,750
Total	$99,140	$101,228

Income (losses) from equity method investments includes the following for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
BRP Holding	$(580)	$(449)	$(1,977)	$(892)
BRP Hotel	27	291	(111)	927
Total	$(553)	$(158)	$(2,088)	$35

8.   Income Taxes

As of December 31, 2014, we had no gross unrecognized tax benefits.  During the third quarter of 2015, resulting from a tax matter related to the Acquisition, we recorded an unrecognized tax benefit of approximately $2,550,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability.  The unrecognized tax benefit, if recognized, would not impact the effective tax rate.  For the three and nine months ended September 30, 2015, no interest expense or penalties were accrued.

The statute of limitations with respect to our federal income tax returns has expired for all years through 2011 and with respect to our California state income tax returns has expired for all years through 2010.

9.   Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.    The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014 are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
	(in thousands)
Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$2,069	$1,554	$(2,643)	$828

Denominator for basic earnings (loss) per share– weighted average shares	15,401	14,917	15,392	12,682

Stock options	29	42	-	39

Denominator for diluted earnings (loss) per share– weighted average shares	15,430	14,959	15,392	12,721

If the effect of stock options were not antidilutive due to our loss, weighted average shares outstanding would have increased by 33,000 for the nine months ended September 30, 2015.

10.   Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	September 30, 2015
	Carrying	Fair
	Amount	Value
Financial Liabilities:
Long-term debt (a)	$122,920	$125,719

(a)

The fair value of the long-term debt was determined by utilizing available market data inputs that are considered level 2 inputs.  Quoted prices are available but trading is infrequent.  We utilized the available market data based on the quoted market prices to determine an average fair market value over the last 10 business days of the reporting period.

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

In addition, we entered into an agreement to sell a home in Rockport, Maine to one of our Directors, Patrick Bienvenue, for $375,000 which is scheduled to close during the fourth quarter of 2015.  The sale was approved by the Audit Committee in accordance with our related party transaction policy taking into consideration the results of an independent appraisal, among other factors.

Brooklyn Renaissance Plaza:

As more fully discussed in our 2014 10-K, BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at September 30, 2015 (in thousands):

Remainder of 2015	$1,891
2016	7,561
2017	7,561
2018	6,301
2019	-
Thereafter	-
$23,314

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Leucadia:

Pursuant to an administrative services agreement, Leucadia provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 and $135,000 for each of the three and nine months ended September 30, 2015 and 2014, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended September 30, 2015 and 2014, and $9,000 for each of the nine months ended September 30, 2015 and 2014.

We also receive $5,000 monthly in fee income related to the management and supervision of certain real estate in the Maine projects retained by Leucadia.  For the three and nine months ended September 30, 2015, we recognized $15,000 and $45,000, respectively, which is reflected in Interest and other income.

See Note 2 for information concerning the purchase of assets from Leucadia.  Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s Board, and one of our Directors, Brian P. Friedman, is the President of Leucadia.

12.   Interest and Other Income

Interest and other income includes interest income of $300,000 for each of the three months ended September 30, 2015 and 2014, and $900,000 and $600,000, respectively, for the nine months ended September 30, 2015 and 2014.

13.  Real Estate Sales Activity

San Elijo Hills project:

There were no sales at the San Elijo Hills project during the three and nine month periods ended September 30, 2015.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement.

During September 2015, we entered into an agreement to sell 44 single family residential lots at the San Elijo Hills project for aggregate cash proceeds of $23,200,000, for which we received a non-refundable option deposit of $2,300,000.  The sale is expected to close in December 2015.  Option payments are non-refundable if we fulfill our obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should we fulfill our obligations under the agreements within the specified timeframes and the purchasers decide not to close, our recourse will be primarily limited to retaining the option payments.

During the nine month period ended September 30, 2014, the Company sold 10 single family homes at the San Elijo Hills project for aggregate cash proceeds of $15,350,000.

Ashville Park project:

There were no sales at the Ashville Park project during the three and nine month periods ended September 30, 2015.

For the nine months ended September 30, 2014, we closed on sales of real estate at the Ashville Park project as follows:

For the nine months ended September 30, 2014
Number of units sold:
Single family lots-Village A	15
Sales price, net of closing costs:
Single family lots-Village A	$2,500,000

Revenues recognized at closing was $2,350,000 for the nine months ended September 30, 2014.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $400,000 and $900,000, respectively, for the three and nine months ended September 30, 2015.  Amounts were insignificant for the 2014 periods.

As of October 30, 2015, we entered into an agreement to sell the remaining 37 lots from Village B at the Ashville Park project for net cash consideration of $5,200,000; the transaction is expected to close in December 2015. Construction of the clubhouse and pool amenity at the Ashville Park project has begun.  The timing of the development and sale of the remaining 195 entitled lots at the project is uncertain.

The Market Common:

For the three and nine months ended September 30, 2015 and 2014, we closed on sales of real estate at The Market Common as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Number of units sold:	2015	2014	2015	2014
Single family lots	3	16	28	27
Multi-family lots	-	7	14	11
Sales price, net of closing costs:

Single family lots	$100,000	$550,000	$1,000,000	$950,000
Multi-family lots	-	200,000	350,000	300,000

As of October 30, 2015, we have entered into an agreement to sell 58 single family lots for $2,600,000 and 87 multi-family lots for $1,450,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

Maine projects:

In April 2015, we closed on the sale of miscellaneous buildings in Rockport, Maine for aggregate cash proceeds of $650,000.

We sold 44 single family lots and a home at Brewster Point in Maine for $7,500,000 during August 2015 and a home in Rockport, Maine for $500,000 during September 2015.

We entered into an agreement to sell a home to one of our Directors, Patrick Bienvenue, for $375,000 which is scheduled to close during the fourth quarter of 2015.  See Note 11 for further details.

SweetBay project:

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project.  The model complex is anticipated to be ready by the end of the year with home sales to start in 2016.

14. Real Estate Acquisitions

In March 2015, we completed the acquisition of approximately 64 acres of land in the Otay Ranch area of San Diego County, California for a cash purchase price of $3,750,000.  The land is entitled for 26 acres of industrial development and 62 single family homes.

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

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase is contingent upon approval of the 67 lot entitlement into our project by City of Virginia Beach within 180 days from the effective date of the agreement.  If approved, the remaining amount will not be due until the earlier of (i) the first lot closing of the additional 67 lots added to the entitlements or (ii) December 31, 2018.

During September 2015, we agreed to purchase approximately 40 acres of mitigation land for $300,000 located adjacent to the Fanita property.  We deposited $10,000 during September 2015, and we expect to close in November 2015.

Real estate held for development includes capitalized interest of $2,350,000, including amortization of issuance costs and debt discount,  as of September 30, 2015.

15.  Commitments

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

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At September 30, 2015, $2,000,000 was in the escrow account and is classified as restricted cash.

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of September 30, 2015 was approximately $33,400,000, which includes approximately $10,050,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

As more fully discussed in the 2014 10-K, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay Ranch.  The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.   Otay Ranch and Flat Rock had commenced a lawsuit in California Superior Court seeking compensation from the parties who they believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.   As a result, the defendants may be entitled to be reimbursed by us for their legal costs incurred, and we have accordingly accrued $350,000 during the first quarter of 2015 as we believe that such loss is probable and reasonably estimable.  In addition, the defendants are seeking to recover attorney’s fees in the amount of approximately $13,500,000 pursuant to an attorneys’ fee provision in Otay Land’s purchase agreement for the property.  In August 2015, the court denied the defendants’ request for recovery of attorney fees.  The defendants have appealed the ruling.  Based on our evaluation of applicable law, we believe the claim for attorney’s fees is without merit and we intend to defend against this claim vigorously.  We can give no assurances as to the ultimate outcome of this matter or that any appeal, if pursued, will be successful.

During the course of the Otay Ranch and Flat Rock litigation, we settled with one of the peripheral defendants which settlement included a cash payment of $400,000 and an assignment of the settling defendant’s then pending lawsuit in California Superior Court for the County of Orange against several other co-defendants for the costs of the settling defendant’s defense fees and costs and indemnification for settlement monies paid in connection with the environmental cost recovery action.  Otay Ranch and Flat Rock proceeded to prosecute that assigned action and obtained a judgment against some of the defendants in an amount in excess of $4,000,000.  We are pursuing the enforcement and collection of that judgment against the judgment debtors.  However, other defendants prevailed on a defense resulting in a defense judgment against Otay Ranch and Flat Rock subjecting them to payment of the prevailing defendants’ litigation costs and attorneys’ fees.   As a result, we paid $200,000 during the third quarter of 2015.

16. Stock Options

On July 15, 2015, options to purchase an aggregate of 7,000 shares of common stock were granted to the members of the Board of Directors under the Company’s 1999 Stock Incentive Plan at an exercise price of $47.85 per share.

17. Segment Information

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, all of which were acquired during 2014 in the Acquisition.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard.  Corporate primarily consists of investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three and nine months ended September 30, 2015 and 2014 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  As discussed above, certain real estate projects acquired from Leucadia became wholly owned subsidiaries as of March 28, 2014.

During June 2015, we received proceeds of $123,750,000 from the issuance of the Notes (refer to Note 6 for further details) which resulted in corporate assets increasing by approximately 230% and total assets increasing by approximately 29%.  During the third quarter of 2015, corporate cash of $149,000,000 was used to purchase approximately 1,600 acres in the Otay Ranch area of San Diego County, California which is reflected in the real estate segment.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Real estate	$15,031	$8,849	$29,510	$34,619
Farming	4,988	4,600	4,988	4,600
Corporate	3	3	9	9
Total consolidated revenues	$20,022	$13,452	$34,507	$39,228

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$1,836	$1,807	$30	$7,746
Farming	3,681	3,573	1,757	1,579
Corporate	(2,135)	(2,513)	(6,439)	(6,995)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$3,382	$2,867	$(4,652)	$2,330

Depreciation and amortization expenses:
Real estate	$(957)	$(1,341)	$(2,953)	$(2,733)
Farming	(47)	(14)	(106)	(27)
Corporate	(8)	(7)	(23)	(20)
Total consolidated depreciation and amortization expenses	$(1,012)	$(1,362)	$(3,082)	$(2,780)

		September 30,	December 31,
Identifiable assets employed:		2015	2014
Real estate		$518,749	$378,170
Farming		13,909	11,531
Corporate		23,708	43,488
Total consolidated assets		$556,366	$433,189

18.  Subsequent Event

On September 17, 2015, in accordance with the Indenture governing the Notes, the Company launched a tender offer for Notes in an aggregate amount equal to the proceeds received from certain asset sales (the “Asset Sale Offer”).  On October 21, 2015, the Company closed the Asset Sale Offer and, as a result, repurchased at par an aggregate principal amount of $7,274,000 of outstanding Notes from participating holders.  The Company additionally paid an aggregate of approximately $145,000 of accrued interest to the date of repurchase to holders that tendered notes in the Asset Sale Offer.

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

Liquidity and Capital Resources

Net cash of $162,500,000 and $15,150,000 was used for operating activities during the nine months ended September 30, 2015 and 2014, respectively, principally for payments of federal and state income taxes and  real estate expenditures. For the nine months ended September 30, 2015, cash was used principally for two acquisitions of real estate held for development at the Otay Ranch project for $3,750,000 in March 2015 and $150,000,000 in July 2015 and cash was also used for the improvement of the almond orchard at the Rampage property.  For 2014, cash was also restricted for the replacement letter of credit at The Market Common.

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

We may not redeem or repurchase the Notes prior to June 30, 2016, after which time, we may redeem the Notes at our option, in whole or in part, at any time or in part from time to time at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the rights of holders of record at the close of business on the relevant record date to receive interest due on the relevant interest payment date falling prior to or on the redemption date.  Upon the occurrence of a Change of Control (as defined in the Indenture) after the Issue Date, to the extent the Notes were not otherwise redeemed, we must make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, in each case, as provided in, and subject to the terms of, the Indenture. Pursuant to the Indenture, we will use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.  For further discussion of the Notes in connection with the acquisition of land in the Otay Ranch area, see Notes 11 and 14 of Notes to Interim Consolidated Financial Statements.

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

Information about the San Elijo Hills and Ashville Park projects, The Market Common and our other projects is provided below.  Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

San Elijo Hills Project:

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

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.

During September 2015, we entered into an agreement to sell 44 single family residential lots at the San Elijo Hills project for aggregate cash proceeds of $23,200,000, for which we received a non-refundable option deposit of $2,300,000.  The sale is expected to close in December 2015.  Option payments are non-refundable if we fulfill our obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should we fulfill our obligations under the agreements within the specified timeframes and the purchasers decide not to close, our recourse will be primarily limited to retaining the option payments.

There were no sales of real estate at the San Elijo Hills project during the three and nine months ended September 30, 2015.  The number of units remaining to be sold is as follows:

Number of units remaining as of September 30, 2015
Single family lots	145
Single family homes	--
Multi-family units	10

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  The plan for phase two of the Towncenter has not yet been developed.    As of September 30, 2015, 37,800 square feet of entitled and undeveloped commercial space at the San Elijo Hills project remains to be sold or leased.

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

Ashville Park Project:

There were no sales of real estate at the Ashville Park project during the three and nine months ended September 30, 2015.

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase is contingent upon approval of the 67 lot entitlement into our project by City of Virginia Beach within 180 days from the effective date of the agreement.  If approved, the remaining amount will not be due until the earlier of (i) the first lot closing of the additional 67 lots added to the entitlements or (ii) December 31, 2018.

As of October 30, 2015, we have entered into an agreement to sell the remaining 37 lots from Village B at the Ashville project for net cash consideration of $5,200,000; the transaction is expected to close in December 2015.    Construction of the clubhouse and pool amenity at the Ashville Park project has begun.  The timing of the development and sale of the remaining 195 entitled lots at the project is uncertain.

The Market Common:

Cash proceeds from sales of real estate and other real estate activities at The Market Common during the nine months ended September 30, 2015 is comprised of the following:

	Number of units sold	Cash Proceeds
Single family lots	28	$ 1,000,000
Multi-family units	14	350,000
Profit sharing agreements	N/A	800,000
		$ 2,150,000

As of October 30, 2015, we have entered into an agreement to sell 58 single family lots for $2,600,000 and 87 multi-family lots for $1,450,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

We have placed $5,000,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at September 30,

2015.  Additionally, BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At September 30, 2015, $2,000,000 was in the escrow account and is reflected as restricted cash.

Other projects:

In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available that is secured by the Rampage property’s crops and matures on January 1, 2018.  As of September 30, 2015, no amounts have been drawn under either line of credit.

On July 2, 2015, we completed the acquisition of approximately 1,600 acres in the Otay Ranch area of San Diego County, California for a cash purchase price of $150,000,000 of which a $1,000,000 option deposit made during June 2015 was applied to the purchase.

During September 2015, we agreed to purchase approximately 40 acres of mitigation land for $300,000 located adjacent to the Fanita property.  We deposited $10,000 during September 2015, and we expect to close in November 2015.

In April 2015, we closed on the sale of miscellaneous buildings in Rockport, Maine for aggregate cash proceeds of $650,000.

We sold 44 single family lots and a home at Brewster Point in Maine for $7,500,000 during August 2015 and a home in Rockport, Maine for $500,000 during September 2015.

We entered into an agreement to sell a home in Rockport, Maine to one of our Directors, Patrick Bienvenue, for $375,000 which is scheduled to close during the fourth quarter of 2015.  The sale was approved by the Audit Committee in accordance with the related party transaction policy taking into consideration the results of an independent appraisal, among other factors.

In October 2015, we entered into an agreement to sell a multi-family unit in Rockport, Maine for cash proceeds of $150,000 which is scheduled to close during the fourth quarter of 2015.

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project.  The model complex is anticipated to be ready by the end of the year with home sales to start in 2016.

Other liquidity information:

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills and Ashville Park projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of September 30, 2015, $1,700,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

During 2014, we issued 7,500,000 common shares to Leucadia to acquire various real estate assets and investments and cash of $14,000,000.

As of September 30, 2015, we had consolidated cash and cash equivalents aggregating $54,750,000.

Results of Operations

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, all of which were acquired during 2014 in the Acquisition.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard.  Corporate primarily consists of investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three and nine months ended September 30, 2015 and 2014 is presented in the following table.  Consolidated operations are reflected from the date of acquisition, which for the Acquisition was March 28, 2014.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Real estate	$15,031	$8,849	$29,510	$34,619
Farming	4,988	4,600	4,988	4,600
Corporate	3	3	9	9
Total consolidated revenues	$20,022	$13,452	$34,507	$39,228

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$1,836	$1,807	$30	$7,746
Farming	3,681	3,573	1,757	1,579
Corporate	(2,135)	(2,513)	(6,439)	(6,995)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$3,382	$2,867	$(4,652)	$2,330

As discussed in the 2014 10-K, we acquired various real estate assets from Leucadia on March 28, 2014 as part of the Acquisition.  As a result of the Acquisition, general and administrative expenses increased by $450,000 for the nine months ended September 30, 2015.  Capital taxes increased by $150,000 primarily due to increased New York state and city capital taxes related to the real estate assets acquired, marketing expenses increased by $100,000 (primarily at the SweetBay project), professional fees also increased by $100,000 (primarily at the Maine projects and The Market Common) and legal expenses increased by $100,000 (primarily at the SweetBay and Pacho projects).

General and administrative expenses decreased by $500,000 for the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to transfer taxes incurred during the third quarter of 2014 related to the second closing at BRP Holding.

As a result of the Acquisition, depreciation and amortization also increased by $200,000 for the nine months ended September 30, 2015 due to the amortization of acquired intangibles as well as adjustments to depreciation expense to account for the difference between the fair value of the acquired assets and their historical cost.

Real Estate

San Elijo Hills Project:

There were no real estate sales at the San Elijo Hills project during the three and nine months ended September 30, 2015.  During the nine months ended September 30, 2014, the Company sold 10 single family homes at the San Elijo Hills project for aggregate cash proceeds of $15,350,000.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three months ended September 30, 2015, revenues include amounts that were previously deferred of $45,000 and for the three months ended September 30, 2014, the recognition of revenues that were previously deferred was not significant.  For the nine months ended September 30, 2015 and 2014, revenues include amounts that were previously deferred of $75,000 and $1,050,000, respectively.

Revenues from sales of real estate at the San Elijo Hills project also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $1,800,000 for the three and nine month periods ended September 30, 2014.

We recorded co-op marketing and advertising fee revenue related to the San Elijo Hills project of $110,000 and $150,000 for the three months ended September 30, 2015 and 2014, respectively, and $340,000 and $600,000 for the nine months ended September 30, 2015 and 2014, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes, and the fees are based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate for the three months ended September 30, 2015 and 2014 were not significant and was $45,000 and $10,650,000, respectively, during the nine months ended September 30, 2015 and 2014.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses increased by $100,000 for the nine month period ended September 30, 2015, as compared to the same periods in the prior year, primarily due to an increase in legal activity related to a trademark dispute.  Marketing expenses decreased by $50,000 for the nine month period ended September 30, 2015 as compared to the same period in 2014 as a result of less available inventory to sell.

Ashville Park:

There were no sales of real estate at the Ashville Park project during the three and nine months ended September 30, 2015.  For the nine months ended September 30, 2014, we closed on sales of real estate as follows:

For the nine months ended September 30, 2014
Number of units sold:
Single family lots-Village A	15
Sales price, net of closing costs:
Single family lots-Village A	$2,500,000

Revenues recognized at closing was $2,350,000 for the nine months ended September 30, 2014.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $400,000 and $900,000, respectively, for the three and nine months ended September 30, 2015.  Amounts were insignificant for the 2014 periods.

We recorded co-op marketing and advertising fee revenue of approximately $80,000 and $50,000 for the three months ended September 30, 2015 and 2014, respectively, and $220,000 and $170,000 for the nine months ended September 30, 2015 and 2014, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes, and the fees are based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate aggregated $250,000 and $550,000, respectively, for the three and nine months ended September 30, 2015.  Cost of sales was insignificant for the three month period ended September 30, 2015 and aggregated $1,450,000 for the nine months ended September 30, 2014.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

The Market Common:

As discussed in the 2014 10-K, we acquired the Market Common from Leucadia on March 28, 2014 as part of the Acquisition.

For the three and nine months ended September 30, 2015 and 2014, the rental activity is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Rental income	$2,700,000	$2,900,000	$7,800,000	$5,600,000
Amortization of purchase price adjustments included in rental income	(100,000)	(200,000)	(300,000)	(300,000)
Maximum amount of cash to be collected from rental operations	$2,600,000	$2,700,000	$7,500,000	$5,300,000

Rental operating expenses	$1,450,000	$1,750,000	$4,400,000	$3,200,000

For the three and nine months ended September 30, 2015 and 2014, we have closed on sales of real estate as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Number of units sold:	2015	2014	2015	2014
Single family lots	3	16	28	27
Multi-family lots	-	7	14	11
Sales price, net of closing costs:
Single family lots	$100,000	$550,000	$1,000,000	$950,000
Multi-family lots	-	200,000	350,000	300,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $150,000 and $800,000 for the three and nine months ended September 30, 2015, respectively, and $200,000 and $300,000 for the three and nine month periods ended September 30, 2014, respectively.

Interest and other income increased by $300,000 for the nine months period ended September 30, 2015 as compared to the same period in 2014 due to the addition of The Market Common held to maturity investments acquired on March 28, 2014 as part of the Acquisition.

BRP Leasing:

As discussed in the 2014 10-K, we acquired BRP Leasing from Leucadia on March 28, 2014 as part of the Acquisition.

For the three and nine months ended September 30, 2015 and 2014, the rental activity is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Rental income	$3,150,000	$2,900,000	$9,050,000	$5,800,000
Amortization of purchase price adjustments included in rental income	450,000	450,000	1,300,000	850,000
Maximum amount of cash to be collected from rental operations	$3,600,000	$3,350,000	$10,350,000	$6,650,000

Rental operating expenses	$2,900,000	$2,750,000	$8,300,000	$5,100,000

Otay Ranch Project:

There were no sales of real estate at the Otay Ranch project during the three and nine months ended September 30, 2015 and 2014.

General and administrative expenses decreased by $100,000 and $400,000, respectively, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily due to decreased legal fees relating to the Flat Rock litigation (see Note 15 for more information).  For the three and nine months ended September 30, 2015, professional fees decreased by $50,000 and $100,000, respectively, as compared to the same period in 2014 related to a reduction in business activity.

Maine projects:

We sold 44 single family lots and a home at Brewster Point in Maine for $7,500,000 during August 2015 and a home in Rockport, Maine for $500,000 during September 2015.  Cost of sales aggregated $6,000,000 for the 44 single family lots and $60,000 for the home.

Farming

Rampage Property:

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold. Farming revenues increased during the three and nine month periods ended September 30, 2015 as compared to the same periods in 2014 as a result of higher grape yields due to favorable weather conditions along with higher sales volume.

Farming expenses increased by $250,000 and $100,000, respectively, during the three and nine months ended September 30, 2015 as compared to the same periods in 2014, primarily due to greater harvesting expenses related to higher grape yields and additional expenses associated with farming a greater number of acres at the almond orchard.

General and administrative expenses increased by $50,000 for the nine month 2015 period versus the nine month 2014 period due to additional property taxes incurred resulting from the purchase of 95 acres of land during 2014.

Corporate

General and administrative expenses increased for the three months ended September 30, 2015, as compared to the same period in the prior year, primarily due to compensation and benefits expense.  The increase in compensation and benefit expense of $400,000 during the three months ended September 30, 2015 as compared to the same period in 2014 principally reflects higher headcount added to oversee the newly acquired real estate assets and higher base salaries.

Accounting fees increased by $50,000 for the three month periods ended September 30, 2015 as compared to the same period in 2014 related to the fees incurred for the issuance of the Notes, and legal fees increased by $50,000 for the three month periods ended September 30, 2015 as compared to the same period in 2014 as a result of a higher level of potential new business activity.

General and administrative expenses increased for the nine month period ended September 30, 2015 as compared to the same period in 2014, primarily due to a compensation and employee benefits expense and travel expenses.  Compensation and benefits increased by $1,100,000 for the nine month 2015 period as compared to the same period in 2014 due to higher headcount added to oversee the newly acquired real assets and higher base salaries.  Travel expenses also increased by $50,000 for the nine month 2015 period as compared to the nine month 2014 period related to the investigation of potential new business projects.

Legal fees decreased by $450,000 and accounting and related professional fees decreased by $400,000 as a result of decreased activity related to the Acquisition.  Director fees declined by $100,000 as a result of fees paid in 2014 to a special committee of our Board consisting of two of our directors formed to approve the Acquisition.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2015.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to comply with our covenants under the Indenture may be affected by events beyond our control.  Examples of such events beyond our control include prevailing economic, financial and industry conditions.  The breach of our covenants could result in an event of default under our Indenture. Such breach could result in the acceleration of all amounts borrowed thereunder and cause them to become due and payable, together with accrued interest.  Alternative sources of financing may not be available to us under these circumstances or available on attractive terms. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the Indenture.

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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: November 6, 2015	By:	/s/ Erin N. Ruhe
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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.