Form 10-K
period 2015-12-31
HOMEFED CORP
filed 2016-02-29
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based on the average bid and asked prices of the Registrant’s Common Stock as published by the OTC Bulletin Board Service as of June 30, 2015, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $194,486,900 on that date.

As of February 5, 2016, there were 15,411,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV on page 41.

PART I

Item 1.Business.

Overview

HomeFed Corporation is a developer and owner of residential and mixed-use real estate projects in California, Virginia, South Carolina, Florida, Maine and New York.  After many years in the entitlement process, the majority of our assets are now either operating real estate or entitled land ready for sale.  We may also from time to time investigate and pursue the acquisition of new real estate projects, both residential and commercial.

This section should be read in conjunction with the consolidated financial statements and related footnote disclosures contained in this report and the information set forth under the heading, “Cautionary Statement for Forward-Looking Information” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Priorities

In 2016, our primary strategic priority is to optimize our asset in the Otay Ranch area by focusing on expediting development and maximizing revenue over the coming years.  In addition, we intend to continue to focus on lot sales with maximization of revenue at the San Elijo Hills, Ashville Park, and Market Common projects while initiating sales at the SweetBay project.  We also plan to strategically develop land and continue the entitlement process where these activities are ongoing.

Company Information

At December 31, 2015, we and our consolidated subsidiaries had 31 full-time employees.  Our executive office is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  Our primary telephone number is (760) 918-8200 and our website address is www.homefedcorporation.com.

As used herein, the term “Company”, “HomeFed”, “we”, “us”, “our” or similar expressions refer to HomeFed Corporation, and our subsidiaries, except as the context otherwise may require.

Recent Transactions

During 2015, we completed the acquisition of approximately 1,600 acres in the Otay Ranch area of San Diego County, California for a cash purchase price of $150,000,000.  The land that was purchased is contiguous with the 2,800 acres of land in the Otay Ranch area already owned by us.  The purchase was funded in part from working capital and from proceeds of a private sale and issuance of 6.5% Senior Notes due 2018 in the amount of $125,000,000.

During 2014, we acquired substantially all of the real estate properties, operations and investments of Leucadia National Corporation (“Leucadia”) and approximately $14,000,000 of cash (including cash acquired as part of working capital) in exchange for 7.5 million newly issued unregistered shares of HomeFed common stock (the “Acquisition”).  The Acquisition more than doubled the amount of our assets and common shareholders’ equity at that time.  See Note 2 to our Consolidated Financial Statements.

Our Businesses

We currently operate in three reportable segments—real estate, farming and corporate.  Our real estate operations, which represent the majority of our operations, consist of a variety of residential and commercial land development projects and other unimproved land, all in various stages of development, and retail and office operating properties.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, all of which were acquired during 2014 in the Acquisition.  Farming operations consist of the Rampage property, a project with which we are conducting farming activities during the lengthy entitlement and development process.  Corporate primarily consists of interest income and overhead expenses.

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

For any master-planned community, plans must be prepared that provide for infrastructure, neighborhoods, commercial and industrial areas, educational and other institutional or public facilities, adequate water supply, as well as open space, in compliance with regulations regarding reduction in emissions of greenhouse gases, local growth ordinances, affordable housing, storm water permits and in California Title 24 (the “Cal Green” code).  Once preliminary plans have been prepared, numerous governmental approvals, licenses, permits and agreements, referred to as “entitlements,” must be obtained before development and construction may commence.  These often involve a number of different governmental jurisdictions and agencies, challenges through litigation, considerable risk and expense, and substantial delays.  Unless and until the requisite entitlements are received and substantial work has been commenced in reliance upon such entitlements, a developer generally does not have full “vested rights” to develop a project, and as a result, allocation of acreage between developable and non-developable land may change.  In addition, as a precondition to receipt of building-related permits, master-planned communities are typically required to pay impact and capacities fees, or to otherwise satisfy mitigation requirements.

The following table summarizes the stages of development of our properties:

Otay Land

In October 1998, we acquired approximately 4,850 non-adjoining acres of land located within the larger 22,900 acre Otay Ranch master-planned community south of San Diego, California (title is owned in fee simple).  The City of Chula Vista and the County of San Diego approved a General Development Plan (“GDP”) for the larger planning area in 1993.

Since acquisition, we disposed of part of the land in several sales transactions and an eminent domain proceeding.  After considering these dispositions, we own approximately 2,800 acres, of which the total developable area is approximately 700 acres, including approximately 170 acres of land designated as “Limited Development Area and Common Use Area.”  The remaining approximately 2,100 acres are designated as various qualities of non-developable open space mitigation land.  Under the GDP, 1.188 acres of open space mitigation land from within the Otay Ranch area must be dedicated to the government for each 1.0 acre of land that is developed, excluding land designated Limited Development Area and Common Use Area.  We currently have substantially more mitigation land than we would need to develop our property at this project.  This land could have value to other developers within the larger Otay Ranch development area or elsewhere, should such developers need to acquire additional mitigation land for their projects.

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

In March 2015, we completed the acquisition of approximately 64 acres of land in the Otay Ranch area of San Diego County, California for a cash purchase price of $3,750,000.  The land is entitled for 26 acres of industrial development and 62 single family homes.  On July 2, 2015, we completed the acquisition of approximately 1,600 acres in the Otay Ranch area of San Diego County, California for a cash purchase price of $150,000,000.  In June 2015, we made a $1,000,000 option deposit for the Otay land that was applied to the purchase price on July 2, 2015.  The land that was purchased is contiguous with the land we already owned and is entitled for approximately 2,640 single family lots, approximately 4,300 multi-family residential units and 40,000 square feet of commercial space. The purchased land includes approximately 30 acres of land designated for industrial and office space development and 700 acres of land designated for open space and preserve.  The purchase was funded in part by our working capital and in part by the proceeds of the private offering, sale and issuance of the 6.5% Senior Notes in the amount of $125,000,000.

Our combined Otay Land project is now approved for approximately 13,050 residential units and 1.85 million square feet of commercial space.  As part of the approval of entitlements related to the original Otay Land property, we made a $1,000,000 university endowment payment, and we dedicated a 50 acre parcel to the City of Chula Vista for the university.  The Otay Land project is in the early stages of development; as a result, we do not expect any sales in 2016.  In addition, actual land development will require additional permits which are in process.  When development throughout the project occurs, it will be phased based on market conditions at the time of development and the progress of infrastructure improvements.  Development is expected to begin in the first village of the project during the first quarter of 2016.  In addition, we are currently in the process of negotiating contracts with homebuilders for approximately 900 lots within the first village. We are also negotiating with the local school districts regarding their school site needs given the future growth throughout the development project.  We are anticipating revenues may be derived from this project in 2017.  The ultimate development of this project is likely to take many years.  For additional information concerning governmental and environmental matters, see “Government Regulation” and “Environmental Compliance” below.

A map indicating the location of the Chula Vista General Plan area in San Diego County and a more detailed map showing general information about our land within that General Plan area can be found on Otay Land Company's website at www.otaylandcompany.com.

San Elijo Hills

We own 85% of the San Elijo Hills project, a master-planned community located in the City of San Marcos in San Diego County, California, consisting of approximately 3,500 homes and apartments, as well as a commercial and residential Towncenter.  Since August 1998, we have been the development manager for this project, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager.  The development management agreement provides that we receive fees for the field overhead, management and marketing services we provide (“development management fees”), based on the revenues of the project.

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

As of December 31, 2015, the San Elijo Hills project has sold 2,281 of the 2,382 single family lots and 1,071 of the 1,081 multi-family units.  In addition, the project has 37,800 square feet of commercial space in the Towncenter.  The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  In the fourth quarter of 2015, we entered into a  contract with a local developer to sell phase one and phase two of the Towncenter as well as a two acre site in the Towncenter previously designated as a church site for a purchase price of $6,400,000.  The purchase is contingent on the buyer obtaining plan approval from the City of San Marcos, the timing of which is uncertain.

General information about the San Elijo Hills project can be found at www.sanelijohills.com.

Ashville Park

In February 2012, we acquired Ashville Park, a 450 acre master planned community located in Virginia Beach, Virginia, with 451 entitled single family lots, one of which is a visitors center for $17,350,000.  The project is being developed in phases: the first phase, Village A, is a development of 91 finished lots, and the second phase, Village B, a 164 lot development.  As of December 31, 2015, all lots in Village A and Village B were sold.  During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase is contingent upon approval of the

67 lot entitlement into our project by City of Virginia Beach within 180 days from the effective date of the agreement.  If approved, the remaining amount will not be due until the earliest of (i) the first lot closing of the additional 67 lots added to the entitlements or (ii) December 31, 2018.

We are currently processing plans and permits to begin development work in Village C, which is planned for 71 single family homes starting at 13,500 square feet, and 45 single family homes starting at 18,000 square feet.  We are currently negotiating contracts with homebuilders for lots within Village C and, if permits are received before the end of the second quarter 2016, revenues are anticipated beginning in the fourth quarter 2016.  The clubhouse and pool facility is anticipated to be completed during the first quarter 2016.

General information about the Ashville Park project can be found at www.ashvilleparkva.com.

Market Common

The Market Common is located in Myrtle Beach, South Carolina and was acquired in 2014 as part of the Acquisition.  The project is a mixed-used retail, office and residential lifestyle center, including adjacent land for future commercial and residential development.  The 114 acre mixed-use development is part of a larger 3,900 acre redevelopment of the Myrtle Beach Air Force Base that was closed in 1993.  The Market Common includes a 346,580 square foot retail center, approximately 40,000 square feet of office space and 195 long term apartment units.  The retail and office space, which opened in 2008, are currently 90% leased.  The long term apartments are approximately 96% leased.  Tenants in the retail center include: Barnes and Noble, PF Chang’s, Gordon Biersch, Anthropology, Chico’s, Piggly Wiggly, Pottery Barn, Victoria’s Secret and Grand 14 Cinema.

The balance of the residential land was entitled for up to 866 townhomes and 575 condominiums. Since 2008, several planning areas have been redesigned to include small single lot family homes into the master plan resulting in significantly less density.  A local homebuilder has purchased and built approximately 340 townhome and single family homes.  Final product design and density will likely change with market conditions.

General information about The Market Common can be found at www.marketcommonmb.com.

SweetBay Project

The SweetBay Project is a 700 acre mixed use master planned community located in Panama City, Florida.  The project is a bay front planned community with over five miles of shoreline at the site of the former Panama City-Bay County International Airport.  SweetBay is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, a marina with approval for 117 wet slips and 240 dry docks, as well as an extensive trail system, neighborhood parks and the new site of University Park Charter Academy.  The school opened in 2012 in cooperation with Florida State University-Panama City and has relocated to the renovated former airport terminal building which currently provides space for 330 full-time K thru 5 students, eventually expanding to 536 students.  The enrollment of the school is oversubscribed; however future residents of SweetBay will have an enrollment preference for up to 50% of the available seats.  For the 2015-2016 school year, 54 student seats have been reserved for residents of SweetBay.  After the 2015-2016 school year, we may increase or decrease the number of reserved seats for SweetBay residents in an annual notice to the school prior to commencement of the following school year.  The financial contribution for reserved student seats is an amount equal to the state funding per student as determined by the Bay County School District and the State of Florida.

The school has a $5,525,000 loan outstanding for which we have pledged 42 acres of our land as collateral; although we are not obligated to repay the loan should the school fail to do so, we could lose the land we have pledged as collateral.

Development has begun in the initial portion of Phase 1 of the community consisting of 32 single family lots, with 9 models and a welcome center anticipated to be open in the first quarter 2016 with revenue anticipated to begin in the fourth quarter 2016.  When completed, Phase 1 will include up to 260 single family lots.  Entitlements include a Development Agreement with a 30-year term that sets forth the obligations between SweetBay and Panama City, the local jurisdiction for project approvals.  Panama City and Bay County are considered a recovering housing market, with SweetBay the first and only entitled master planned community of its size in its market area.

General information about the SweetBay project can be found at www.sweetbayfl.com.

Maine Projects

The Maine Projects, Northeast Point and miscellaneous small mixed use lots in Rockport, Maine, were acquired in 2014 as part of the Acquisition.  These properties are located in mid-coast Maine near the town of Camden, which has traditionally been a summer vacation destination for affluent families from Boston, New York and elsewhere.

Northeast Point is an entitled 45 acre project subdivided into 12 oceanfront lots and one existing residence on Islesboro Island, a small island community that is accessed by ferry service from Lincolnville, Maine, just north of Camden, Maine.  Islesboro is predominantly a seasonal destination for affluent families, some of whom have been coming to the island for generations.  We continued marketing the Northeast Point lots for sale in 2015 and believe that by exercising patience, we can best maximize shareholder value for this project.

The various lots in Rockport have been marketed for sale since the fourth quarter of 2015.

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

During 2015, we received approval from the City of Santee to amend the General Plan.  We are preparing the project and General Plan EIRs and will then prepare a new master development plan which will be the basis for a future plan submittal or development application to the City of Santee. As a prerequisite for development, we are working in cooperation with the City of Santee to complete a habitat preserve plan, which will create an open space preserve required by state and federal regulations for the City of Santee to process and approve our development plans.  In addition, we are working with the City to complete an important traffic study involving State Highway Route 52 from the City of Santee west to the intersection with State Highway 5.

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

We own a 90% controlling interest in the partnerships that are the lessees under a 99 year lease entered into on December 26, 1968 with an option to renew for an additional 99 years.  The lessor is an affiliate of Pacific Gas & Electric, which owns the nearby Diablo Canyon Power Plant.  The property is largely open space used for grazing and features slopes rising above Avila Bay offering spectacular panoramic views in all directions.  We have begun the very lengthy and what we expect to be a difficult process to entitle the property for development purposes.

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

The office building and garage are owned in partnership with New York City based Muss Development Corporation and the hotel in partnership with Muss Development Corporation and Marriott International.  Brooklyn Renaissance Plaza was originally built in 1998; an additional hotel tower was completed in 2005.  Tenants in the office building include, among others, the King’s County District Attorney’s Office, New York City Board of Education, the United States General Services Administration and the United Federation of Teachers.  Certain tenants were the original anchors of the building and their leases were used to secure construction financing for a significant portion of the office building in the form of self-amortizing New York City Industrial Revenue Bonds.  The leases that serve as collateral to the bondholders expire in 2018 at which time the bonds will be fully paid off.

In addition to its equity interest, Marriott manages the hotel for an annual fee subject to the achievement of certain performance thresholds. The hotel is in the process of a major renovation of the restaurant, lobby, banquet facilities and rooms which began during the first quarter of 2015.  The renovation is expected to be completed in the third quarter of 2016.  During the renovation process, revenues will be adversely affected across all revenue categories.  The hotel is also subject to a mortgage loan that matures in January 2017; at December 31, 2015, the outstanding amount of the loan was approximately $85,350,000.

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

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2013, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay Land Company, LLC (“Otay”).  The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.  Otay and Flat Rock commenced a lawsuit in California Superior Court seeking compensation from the parties who Otay and Flat Rock believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.  We have filed an appeal of this decision; however, we can give no assurances that any appeal will be successful.

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

During 2014, we purchased 95 acres of land adjacent to the Rampage property, which has been planted as an almond orchard.  We have also converted approximately 200 acres of grape vineyard to expand the almond orchard.  We expect to produce our first almond harvest in fall 2017 but will not experience full production until 2019.

Corporate

Corporate primarily consists of investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.  The principal assets of the corporate segment are cash and cash equivalents.

Financial Information about Segments

Our reportable segments consist of the consolidated operating units identified above.  Equity method investments include equity interests in other entities that we account for under the equity method of accounting and are not consolidated.  Financial information regarding our reportable segments is contained in Note 17, Segment Information, in our consolidated financial statements.

Available Information

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

Significant influence over our affairs may be exercised by our principal stockholders who could impact our business. As of February 5, 2016, Leucadia is the beneficial owner of an aggregate of 9,974,226 shares of our common stock or approximately 65% of our common stock outstanding.  In addition, our other significant stockholders include our Chairman, Joseph S. Steinberg (approximately 4.8% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) who is also Chairman, a director and a significant stockholder of Leucadia.  Pursuant to a stockholders agreement with the Company, Leucadia has agreed that to the extent its ownership of shares of our common stock exceeds 45% of the outstanding voting securities of the Company, Leucadia will limit its vote to no more than 45% of the total outstanding voting securities voting on any matter, assuming all of the total outstanding voting securities not owned by Leucadia vote on such matter.  This concentration of equity ownership may delay or prevent a change in control of our Company and may make some transactions more difficult without the support of Leucadia.  In addition, the interests of our significant stockholders may not always coincide with the interests of other stockholders.

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

The terms of our indebtedness contain various covenants that could limit our business activities.  The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business.  In particular, the indenture dated June 30, 2015, among us, our domestic wholly-owned subsidiaries and Wilmington Trust, N.A., as trustee (the “Indenture”) governing our 6.5% Senior Notes with an aggregate principal amount of $125,000,000  due 2018 contains certain covenants, among other things, that restrict our and our subsidiary guarantors’ ability to incur, issue, assume or guarantee certain indebtedness; issue shares of disqualified or preferred stock; incur liens; pay dividends on equity; or consummate certain asset sales or affiliate transactions.  We cannot assure you that we will be able to satisfy any of these covenants in the future or that we will be able to pursue our new business strategies within the constraints of these restrictive covenants in our Indenture.   Additionally, the Indenture contains certain customary events of default, including failure to comply with the covenants contained therein, which may result in the acceleration of the maturity of the Notes.

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

As we enter into the homebuilding market, we will face increased exposure to the fluctuations in the housing market.  Reduction in demand may adversely affect our results.  Demand for our homes will be subject to fluctuations, often due to factors outside of our control.  Cancellations of agreements for the sale of homes or the ability of home buyers to obtain suitable financing to consummate the home purchases could also impact our results.  Further, a reduction in home sales may impair our ability to recoup development costs or force us to absorb additional costs in connection with the engagement of the builder and its subcontractors to build homes.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

At December 31, 2015, we are the developer of various real estate properties, all of which are described under Item 1. Business under our Real Estate segment disclosure.  Our real estate had an aggregate book value of approximately $345,050,000 at December 31, 2015.

We lease 8,944 square feet for our corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  We rent office space at our corporate headquarters to Leucadia for an annual rent of $12,000, payable monthly.

At the San Elijo Hills project, we have a lease in place at the Towncenter through December 31, 2016 for a monthly rent of $2,500.

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

	High	Low

2014
First Quarter	$48.60	$35.50
Second Quarter	57.00	47.00
Third Quarter	57.00	50.00
Fourth Quarter	52.25	44.75

2015
First Quarter	$47.25	$42.45
Second Quarter	49.85	45.25
Third Quarter	47.95	40.51
Fourth Quarter	45.50	34.00

2016
First quarter (through February 5, 2016)	$36.50	$32.50

The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions.  On February 5, 2016, the closing bid price for our common stock was $35.00 per share.  As of that date, there were 408 stockholders of record.  No dividends were paid during 2015 or 2014 to HomeFed common shareholders.  We do not have a regular dividend policy and whether or not to pay dividends is subject to the discretion of our Board of Directors.

During the second quarter of 2015, dividends of $22,000,000 were declared and distributed by our subsidiary that owns the San Elijo Hills project, of which $3,300,000 was paid to the noncontrolling interests in the San Elijo Hills project, and the balance was transferred to HomeFed Corporation.  The dividends retained by us did not increase the amount of consolidated liquidity reflected on our consolidated balance sheet; however, they did increase the liquidity of HomeFed Corporation.

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

The transfer agent for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock.  As of December 31, 2015, 104,591 common shares remain available for repurchase under this program.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding-500 Index for the period commencing December 31, 2010 to December 31, 2015.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2010 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:
Revenues	$69,538	$59,505	$56,804	$35,849	$34,255
Expenses	61,257	54,066	38,491	24,444	24,172
Net income (a)	6,503	4,732	12,704	7,432	6,097
Net income attributable to HomeFed
Corporation common shareholders (a)	5,835	3,886	11,268	6,022	4,491
Basic earnings per share (a)	$0.38	$0.29	$1.43	$0.76	$0.57
Diluted earnings per share (a)	$0.38	$0.29	$1.43	$0.76	$0.57

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)

SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$66,676	$61,495	$57,306	$22,987	$40,820
Investments available for sale	-	35,898	31,896	36,390	43,297
Real estate held for development	301,683	143,301	103,465	116,537	88,817
Real estate held for investment, net	43,347	45,184	3,607	3,708	3,809
Total assets	555,311	433,189	204,402	189,409	188,753
HomeFed Corporation shareholders’ equity	406,381	399,895	179,835	168,380	157,706
Shares outstanding	15,408	15,388	7,880	7,880	7,880
Book value per share (b)	$26.37	$25.99	$22.82	$21.37	$20.01

(a)

After taking into consideration our 2015 results of operations, we determined that tax credits can be applied to our 2015 taxable income which results in our valuation allowance exceeding our deferred tax assets related to minimum tax credits.  As a result, $1,550,000 of the deferred tax valuation allowance was reduced as a credit to income tax expense during 2015.    For the years ended December 31, 2014, 2013 and 2012, we decreased our deferred tax valuation allowance by recording a decrease to our income tax provision of $900,000, $1,350,000 and $750,000, respectively.

(b)	Excludes noncontrolling interest.

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

2014 Acquisition

On February 28, 2014, we entered into an agreement with Leucadia pursuant to which we agreed to purchase substantially all of Leucadia’s real estate properties and operations, its membership interests in Brooklyn Renaissance Holding Company LLC (“BRP Holding”) and Brooklyn Renaissance Hotel LLC (“BRP Hotel,” and collectively with BRP Holding, “Brooklyn Renaissance Plaza”), and cash of approximately $14,000,000 (including cash acquired as part of working capital of $1,500,000) in exchange for 7,500,000 newly issued unregistered HomeFed common shares (the “Acquisition”).  On March 28, 2014, we completed the initial closing of the Acquisition, which consisted of (i) all of the assets to be acquired except for a portion of Leucadia’s membership interest in BRP Holding, and (ii) cash of approximately $14,000,000 (including cash acquired as part of working capital of $1,500,000).  At the initial closing, we issued to Leucadia 6,986,337 shares of our unregistered common stock.  During September 2014, we acquired the balance of Leucadia’s membership interest in BRP Holding in exchange for 513,663 additional shares of our unregistered common stock.

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

Certain information concerning our segments for the years ended 2015, 2014 and 2013 is presented in the following table.  Consolidated operations are reflected from the date of acquisition, which for the Acquisition was March 28, 2014.

	2015	2014	2013
	(in thousands)
Revenues:
Real estate	$64,484	$54,294	$51,738
Farming	5,042	5,199	5,054
Corporate	12	12	12
Total consolidated revenues	$69,538	$59,505	$56,804

Income (loss) from continuing operations before income
taxes and noncontrolling interest:
Real estate	$16,137	$14,470	$24,822
Farming	1,242	1,719	1,899
Corporate	(8,620)	(9,974)	(7,519)
Total consolidated income from continuing operations
before income taxes and noncontrolling interest	$8,759	$6,215	$19,202

As a result of the Acquisition, the newly acquired entities were consolidated for the twelve months ended December 31, 2015 versus only approximately nine months of activity during 2014.  General and administrative expenses of the newly acquired entities increased $250,000 primarily related to marketing expenses (principally SweetBay), and depreciation and amortization increased by $250,000 as a result of this difference.

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

As a result of the Acquisition, depreciation and amortization also increased by $3,600,000 in 2014 as compared to 2013 due to the amortization of acquired intangibles as well as adjustments to depreciation expense to account for the difference between the fair value of the acquired assets and their historical cost.

Real Estate

Otay Land Project:

There were no sales of real estate at the Otay Land project during 2015, 2014 and 2013.

During 2013, Otay and Flat Rock received $750,000 relating to the lawsuit against multiple parties for environmental contamination of the property.

General and administrative expenses decreased by $800,000 in 2015 compared to 2014 and decreased by $750,000 in 2014 compared to 2013 due to decreased legal activity pertaining to Otay Land Company and Flat Rock Land Company’s lawsuit related to the environmental contamination of the property.  In 2015, professional fees declined by $100,000 due to general fluctuation in business activity at the project.

San Elijo Hills Project:

For the three years ended December 31, we have closed on sales of real estate as follows:

	2015	2014	2013

Number of units sold:
Single family lots	44	23	86
Multi-family lots	-	-	-
Residential condominium units	-	-	1
Single family homes	-	10	-
Purchase price, net of closing costs:
Single family lots	$23,200,000	$9,200,000	$32,500,000
Multi-family lots	$-	$-	$-
Residential condominium units	$-	$-	$700,000
Single family homes	$-	$15,350,000	$-
School lot sale	$-	$-	$5,800,000

Revenues recognized at closing were $22,000,000, $24,400,000 and $37,850,000 for 2015, 2014 and 2013, respectively.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $80,000, $1,150,000 and $200,000, respectively, for 2015, 2014 and 2013.

Revenues from sales of real estate at the San Elijo Hills project also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $1,800,000 for the year ended December 31, 2014.

We recorded co-op marketing and advertising fee revenue of approximately $450,000, $800,000 and $950,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

During 2015, 2014 and 2013, cost of sales of real estate aggregated $11,900,000, $14,500,000 and $15,200,000, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses held steady in 2015 as compared to 2014 resulting from a slight decrease in marketing expenses due to less available inventory to sell, mostly offset by a slight rise in legal expenses related to increased activity to settle the trademark litigation.

General and administrative expenses decreased during 2014 as compared to 2013 due to decreased legal activity related to trademark and general matters of $250,000, the settlement of a legal dispute with a neighboring land owner during 2013 for $100,000 and onsite security of $90,000 that was no longer necessary in 2014.

Ashville Park:

For the three years ended December 31, we have closed on sales of real estate as follows:

	2015	2014	2013

Number of units sold:
Single family lots- Village A	-	15	22
Single family lots- Village B	37	37	90
Purchase price, net of closing costs:
Single family lots- Village A	$-	$2,500,000	$3,900,000
Single family lots- Village B	$5,200,000	$4,450,000	$9,000,000

Revenues recognized at closing were $4,950,000, $6,250,000 and $11,450,000 for 2015, 2014 and 2013, respectively.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $1,550,000, $65,000 and $600,000 for 2015, 2014 and 2013, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $250,000, $250,000 and $190,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate aggregated $3,700,000, $3,500,000 and $8,000,000 for 2015, 2014 and 2013, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses held steady from 2015 as compared to 2014 resulting from a $100,000 reduction in bonus expense due to a change in personnel, offset by a $100,000 increase in utilities expense related to bundling more services in order to attract a wider customer base.  General and administrative expenses remained generally consistent in 2014 compared to 2013.

The Market Common:

For the years ended December 31, 2015 and 2014, the rental activity is as follows:

	2015	2014
Rental income	$10,550,000	$8,200,000
Amortization of lease intangibles included in rental income	(650,000)	(400,000)
Adjustment for straight-line rental income	(250,000)	(400,000)
Maximum amount of cash to be collected from rental operations	$9,650,000	$7,400,000

Rental operating expenses	$6,000,000	$4,700,000

For the years ended December 31, 2015 and 2014, we have closed on sales of real estate as follows:

	2015	2014
Number of units sold:
Single family lots	34	32
Multi-family lots	14	11
Sales price, net of closing costs:
Single family lots	$1,250,000	$1,100,000
Multi-family lots	350,000	300,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $1,250,000 and $550,000 for the years ended December 31, 2015 and 2014, respectively.

Interest and other income in 2014 increased by $850,000 due to the addition of The Market Common held to maturity investments acquired as part of the Acquisition.

BRP Leasing:

For the years ended December 31, 2015 and 2014, the rental activity is as follows:

	2015	2014
Rental income	$11,900,000	$8,800,000
Amortization of lease intangibles included in rental income	1,650,000	1,300,000
Adjustment for straight-line rental income	(100,000)	(500,000)
Maximum amount of cash to be collected from rental operations	$13,450,000	$9,600,000

Rental operating expenses	$11,250,000	$7,950,000

At December 31, 2015, we recorded a reduction of $150,000 to Rental income and Accounts receivable related to the straight-line calculation of rental income in 2014.  This out of period adjustment does not have a material impact on rental income, net income or accounts receivable as of and for the years ending December 31, 2015 and 2014.

Farming

Rampage Property:

Farming revenues at the Rampage property aggregated $5,050,000, $5,200,000 and $5,050,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  The reduction in farming revenues during 2015 as compared to 2014 principally results from the conversion of acres of grape vineyard into acres for the almond orchard.  Farming revenues slightly increased during 2014 as compared to 2013 as a result of an increase in grape yields due to favorable weather conditions, tempered by reduced selling prices for non-contracted grape transactions.  The newly planted almond orchard is not expected to produce revenues until the fall 2017 harvest.  However, we will not experience full production until 2019.

General and administration expenses increased by $50,000 during 2015 as compared to 2014, primarily due to increased property taxes on the acquired property in July 2014.

Farming expenses increased by $150,000 during 2015 versus 2014 primarily due to additional expenses associated with farming a greater number of acres at the almond orchard and higher well repair expenses.  Farming expenses increased by $300,000 during 2014 as compared to 2013, primarily due to increased farming costs related to the newly planted almond orchard and increased utility expenses related to water resources.

Depreciation and amortization increased by $100,000 during 2015 as compared to 2014 as a result of new wind machines purchased for the vineyard and almond orchard in 2015.

Corporate

General and administrative expenses decreased in 2015, as compared to the prior year, primarily due to taxes other than income taxes, accounting and related professional fees, legal expenses and director fees but partially offset by an increase in salaries and employee benefits expense.  Accounting and related professional fees decreased by $750,000 primarily due to additional accounting, due diligence and valuation analysis performed by outside advisers related to the Acquisition during 2014 which were not incurred in 2015.  Taxes other than income taxes decreased by $650,000 related to state and city transfer taxes on the real estate assets acquired in the Acquisition during 2014.  Legal fees decreased by $500,000 due to decreased activity related to the Acquisition.  Director fees declined by $100,000 as a result of fees paid in 2014 to a special committee of our Board consisting of two of our directors formed to approve the Acquisition.    The increase in salaries and employee benefit expense of $1,000,000 during 2015 compared to 2014 was primarily due to higher headcount added to oversee the newly acquired real assets and higher base salaries.

General and administrative expenses increased in 2014, as compared to 2013, primarily due to taxes other than income taxes, accounting and related professional fees, and salaries and employee benefits expense partially offset by a decrease in legal fees.  Taxes other than income taxes increased by $1,100,000 related to state and city transfer and capital taxes on the real estate assets acquired in the Acquisition.  Accounting and related professional fees increased by $850,000 primarily due to the additional accounting, due diligence and valuation analysis performed by outside advisers related to the Acquisition.  The increase in salaries and employee benefit expense of $850,000 during 2014 compared to 2013 principally reflects higher headcount and higher base salaries.  Legal fees decreased by $250,000 due to decreased activity related to the Acquisition.

Our effective income tax rate is higher than the federal statutory rate due to state income taxes.  In addition, after taking into consideration our 2015 results of operations, we determined that tax credits can be applied to our 2015 taxable income which results in our valuation allowance exceeding our deferred tax assets related to minimum tax credits.  As a result, $1,550,000 of the deferred tax valuation allowance was reduced as a credit to income tax expense during 2015. During 2014 and 2013, we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset.  As a result, $900,000 and $1,350,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2014 and 2013, respectively.

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

After taking into consideration our 2015 results of operations, we determined that our valuation allowance exceeded our minimum tax credits.  As a result, $1,550,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2015.

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

The valuation allowance reserves for a substantial portion of our alternative minimum tax credit carryovers.  At December 31, 2015, we had approximately $31,800,000 of alternative minimum tax credit carryovers which have no expiration date.  Minimum tax credit carryovers do not offset alternative minimum tax; however, they are able to reduce our federal income tax rate to 20% in any given year.  In order to fully utilize our alternative minimum tax credit carryovers, we would have to generate an additional $210,000,000 of taxable income above our current estimate to fully utilize all of the credits.  We have reserved for this benefit in our valuation allowance.

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

We also record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions.  Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and if so estimating the amount.  If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which could be significant to our consolidated balance sheets or results of operations.

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

If a property is considered impaired, the impairment charge is determined by the amount of the property’s carrying value exceeds its fair value.  We did not record any provisions for impairment losses during the years ended December 31, 2015, 2014 and 2013.

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

Liquidity and Capital Resources

Net cash of $145,200,000 and $5,100,000 was used for operating activities during 2015 and 2014, respectively.  For 2015, net cash was principally used to purchase $153,750,000 of real estate held for development at the Otay Land project and cash used to purchase $300,000 of real estate at the Fanita Ranch project.  In addition, for 2015, and for 2014, cash was used for payments of federal and state income taxes and for the improvement of the almond orchard.  For 2014, cash of $5,000,000 became restricted to satisfy the replacement letter of credit at The Market Common.  Net cash of $30,300,000 was provided by operating activities during 2013, principally from the proceeds from the sale of real estate at the San Elijo Hills project and sales of bulk grapes and from the proceeds from the sale of real estate at the Ashville Park project.  Information about the remaining real estate to be sold at the San Elijo Hills and Ashville Park projects and The Market Common is provided below.  Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

Net cash of $37,800,000 was provided by investing activities during 2015 principally due to liquidating the investments portfolio of $33,100,000 in order to partially fund the purchase of the Otay real estate.  Net cash of $9,000,000 was provided by investing activities during 2014, principally due to acquiring cash from the Acquisition net of cash used for real estate expenditures relating to our held for investment properties.

Net cash of $112,600,000 was provided by financing activities during 2015 related to the issuance of the $125,000,000 of 6.5% Senior Notes of which $7,250,000 was repurchased during 2015 through tender offers.  In 2015, we also distributed $3,300,000 to a non-controlling interest related to the San Elijo Hills project.

Our principal sources of funds are cash and cash equivalents and investments, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from subsidiaries, investment income and distributions from equity method investments.  As of December 31, 2015, we had consolidated cash and cash equivalents aggregating $66,700,000, which is available to be used without restriction.

At the Acquisition on March 28, 2014, we recorded the Series 2006B bonds at a fair value of $10,619,000 based on expected future cash flows discounted at 10%.  In 2015, we received interest payments aggregating $1,900,000 related to accrued interest in arrears; and as of December 31, 2015, $2,750,000 interest is accrued but not yet paid.  At December 31, 2015, the fair market value was $11,538,000.  In determining fair value, we utilize estimates of future cash flow projections with inputs based on our internal data and any available market information.  Inputs include estimates related to the assessed real estate values of the properties included in the tax district that services the Series 2006B Bonds, payments received and estimated tax increment generated from the estimated assessed property value.  A present value calculation is applied to the estimate of future cash flows using an appropriate discount rate, currently 10% to reflect market risk and current market conditions when determining the estimated fair value of the asset.

On June 29, 2015, we and our domestic, wholly-owned subsidiaries as guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which the Purchasers agreed to purchase an aggregate of $125,000,000 of 6.5% Senior Notes due 2018 (the “Notes”) from us in a private placement (the “Offering”). Pursuant to the terms of the Purchase Agreements, the purchase price for the Notes was 99% of the principal amount.  Pursuant to the Placement Agency Agreement, Jefferies (the “Placement Agent”) received an initial placement fee equal to 50 basis points from the net proceeds of the Offering and will receive on each of first and second anniversary of the Issue Date (as defined below) a fee equal to 50 basis points of the gross proceeds from the Offering provided that Notes are outstanding at such dates.

The Notes, which were issued on June 30, 2015 (the “Issue Date”) pursuant to an indenture, dated June 30, 2015, among us, the Guarantors and Wilmington Trust, N.A. as trustee (the “Indenture”), will mature on June 30, 2018 and will be fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture.  The Notes will be guaranteed by any of our future domestic, wholly-owned subsidiaries.  Interest on the Notes will accrue at a rate of 6.50% per annum and will be payable semi-annually in arrears on July 1 and January 1, commencing January 1, 2016.  The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness secured by our other assets), incur liens, issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally certain customary events of default may result in an acceleration of the maturity of the Notes.

The Notes are senior unsecured obligations of the Company and the guarantees are the senior unsecured obligations of the Guarantors.

Absent certain asset sales (as discussed below), we may not redeem or repurchase the Notes prior to June 30, 2016, after which time, we may redeem the Notes at our option, in whole or in part, at any time or in part from time to time at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the rights of holders of record at the close of business on the relevant record date to receive interest due on the relevant interest payment date falling prior to or on the redemption date.  Upon the occurrence of a Change of Control (as defined in the Indenture) after the Issue Date, to the extent the Notes were not otherwise redeemed, we must make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, in each case, as provided in, and subject to the terms of, the Indenture. Pursuant to the Indenture, we are required to use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date fixed for the closing of such asset offer sale.

In 2015, we closed on the repurchase of an aggregate principal amount of $7,274,000 of outstanding Notes from participating holders, and on January 28, 2016, we closed on an aggregate principal amount of $618,000 of outstanding Notes from participating holders.  For further discussion of the Notes, which were used in part to finance the acquisition of land in the Otay Ranch area, see Notes 7, 15 and 19 of Notes to Consolidated Financial Statements.

We expect that our cash and cash equivalents, together with the other sources described above, will be sufficient for both our short and long term liquidity needs.  Residential sales at the San Elijo Hills, Ashville Park and The Market Common projects are expected to be a source of funds to us in the future; however, except as otherwise disclosed, the amount and timing is uncertain.  We are not relying on receipt of funds from our other projects for the short and intermediate term, since the timing of development activity and sales of developable and undevelopable property cannot be predicted with any certainty.  Except as disclosed herein, we are not committed to acquire any new real estate projects, but we believe we have sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

Information about the Otay Land, San Elijo Hills and Ashville Park projects, The Market Common and our other projects is provided below.  Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

Otay Land Project:

On July 2, 2015, we completed the acquisition of approximately 1,600 acres of land in the Otay Ranch area of San Diego County, California for a cash purchase price of $150,000,000 of which a $1,000,000 option deposit made during June 2015 was applied to the purchase.

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

Cash proceeds from sales of real estate at the San Elijo Hills project during 2015 is comprised of the following:

	Number of units sold	Cash Proceeds
Single family lots	44	$23,200,000

As of December 31, 2015, the remaining land at the San Elijo Hills project to be sold or leased consists of the following:

Single family lots	101
Multi-family units	10

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  The plan for phase two of the Towncenter has not yet been developed.    As of December 31, 2015, 37,800 square feet of entitled and undeveloped commercial space at the San Elijo Hills project remains to be sold or leased.

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

In the fourth quarter of 2015, we entered into a contract with a local developer to sell phase one and phase two of the Towncenter as well as a two acre site in the Towncenter previously designated as a church site for a purchase price of $6,400,000.  The purchase is contingent on the buyer submitting and obtaining plan approval from the City of San Marcos, the timing of which is uncertain.

Ashville Park Project:

Cash proceeds from the sales of real estate at Ashville Park project during 2015 are comprised of the following:

	Number of units sold	Cash Proceeds
Single family lots- Village B	37	$5,200,000

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

Construction of the clubhouse and pool amenity at the Ashville Park project is anticipated to be completed during the first quarter of 2016.  The timing of the development and sale of the remaining 195 entitled lots at the project is uncertain.

The Market Common:

Cash proceeds from sales of real estate and other real estate activities at The Market Common during 2015 are comprised of the following:

	Number of units sold	Cash Proceeds
Single family lots	34	$1,250,000
Multi-family lots	14	350,000
Profit sharing agreements	N/A	1,250,000

As of February 5, 2016, we have entered into an agreement to sell 52 single family lots for $2,350,000 and 87 multi-family lots for $1,450,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

We have placed $5,000,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at December 31, 2015.  Additionally, BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At December 31, 2015, $1,400,000 was in the escrow account and is reflected as restricted cash.

Maine projects:

In April 2015, we closed on the sale of miscellaneous buildings in Rockport, Maine for aggregate cash proceeds of $650,000.

We sold 44 single family lots and a home at Brewster Point in Maine for $7,500,000 during August 2015 and a home in Rockport, Maine for $500,000 during September 2015.

We sold a home in Rockport, Maine to one of our Directors, Patrick Bienvenue, for $375,000 which closed during the fourth quarter of 2015.  The sale was approved by the Audit Committee in accordance with the related party transaction policy taking into consideration the results of an independent appraisal, among other factors.

In October 2015, we sold and closed on a multi-family unit in Rockport, Maine for cash proceeds of $150,000.

During December 2015, we entered into a contract to sell a multi-family unit in Rockport, Maine for $110,000 which closed during January 2016.

Other projects:

In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available that is secured by the Rampage property’s crops and matures on January 1, 2018.  As of December 31, 2015, no amounts have been drawn under either line of credit.

During November 2015, we closed on the 40 acres of mitigation land for $300,000 located adjacent to the Fanita property.  We applied the $10,000 deposit made during September 2015 to the purchase price.

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project.  The model complex is anticipated to be completed during the second quarter of 2016 with home sales anticipated to start in 2016.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills and Ashville Park projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2015, $2,350,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

During 2014, we issued 7,500,000 common shares to Leucadia to acquire various real estate assets and investments and cash of $14,000,000.

As of December 31, 2015, we had consolidated cash and cash equivalents aggregating $66,700,000.

As indicated in the table below, at December 31, 2015, our contractual cash obligations consisted of our 6.5% Senior Notes and our operating leases, which totaled $714,000, net of sublease income.

	Committed				Thereafter
Payments Due by Period
Contractual Obligations	Total Amounts Committed	2016	2017-2018	2019-2020	Thereafter

Indebtedness	$ 117,726,000	$ 618,000	$ 117,108,000	$ -	$ -
Operating lease, net of sublease income	$ 714,000	$ 265,000	$ 449,000	$ -	$ -

As of December 31, 2015, we had $31,800,000 of alternative minimum tax credit carryovers to reduce our future federal income tax liabilities.  As a result, we expect to pay federal income tax at a rate of 20% during future periods.  For more information, see Note 12 of Notes to Consolidated Financial Statements.

Capitalized Interest

We began capitalizing interest when we issued our 6.5% Senior Notes on June 30, 2015.  Capitalized interest was allocated among all of our projects that are currently under development.  For the year ended December 31, 2015, capitalized interest aggregated $4,650,000.

Off-Balance Sheet Arrangements

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the project pursuant to the terms of agreements entered into when the project was acquired by us.  We are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of our subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2015, the outstanding amount of these bonds was approximately $3,850,000, none of which has been drawn upon.

We are also required to obtain infrastructure improvement bonds for the benefit of the City of Virginia Beach in connection with the Ashville Park project.  As of December 31, 2015, the outstanding amount of these bonds was approximately $1,300,000, none of which has been drawn upon.

We are required to obtain infrastructure improvement bonds for the benefit of the City of Chula Vista in connection with the Otay project.  In January 2016, we secured bonds of approximately $17,750,000.

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

At December 31, 2015 and 2014, our investment portfolio included Series 2006B Bonds issued by the City of Myrtle Beach, South Carolina which are classified as held to maturity securities. In determining the fair value, we utilize estimates of future cash flow projections with inputs based on our internal data and any available market information.  Inputs include estimates related to the assessed real estate values of the properties included in the tax district that services the Series 2006B Bonds, payments received and estimated tax increment generated from the estimated assessed property value.  A present value calculation is applied to the estimate of future cash flows using an appropriate discount rate, currently 10% to reflect market risk and current market conditions when determining the estimated fair value of the asset. Our fixed income securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

At December 31, 2014, we had investments in securities issued by the U.S. Government.  This investment portfolio was classified as available for sale, and was reflected in the balance sheet at fair value with unrealized gains and losses reflected in equity.  The U.S. Government securities in the portfolio were rated “AA+” and “Aaa” by Standard & Poor’s and Moody’s, respectively.  All of these fixed income securities would have matured in 2015; the estimated weighted average remaining life of these fixed income securities was approximately 0.2 years at December 31, 2014.

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate Sensitive Assets:
Held to Maturity Securities
Non-public Bonds	$ -	$ --	$-	$ -	$ --	$10,603,000	$10,603,000	$11,538,000
Weighted Average Interest Rate						10.0%

Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$618,000	$ --	$117,108,000	$ -	$ --	$ -	$117,726,000	$117,447,000
Weighted Average Interest Rate	6.5%		6.5%

On September 17, 2015, in accordance with the Indenture governing the Notes, the Company launched a tender offer for Notes in an aggregate amount equal to the proceeds received from certain asset sales (the “2015 Asset Sale Offer”).  On October 21, 2015, the Company closed on the 2015 Asset Sale Offer and, as a result, repurchased at par an aggregate principal amount of $7,274,000 of outstanding Notes from participating holders.  The Company additionally paid an aggregate of approximately $145,000 of accrued interest to the date of such repurchase to holders that tendered notes in the 2015 Asset Sale Offer.

On December 10, 2015, in accordance with the Indenture governing the Notes, the Company launched a tender offer for Notes in an aggregate amount equal to the proceeds received from certain asset sales and on January 8, 2016, extended such offer (the “2016 Asset Sale Offer”).  On January 28, 2016, the Company closed the 2016 Asset Sale Offer and, as a result, repurchased at par an aggregate principal amount of $618,000 of outstanding Notes from participating holders.  The Company additionally paid an aggregate of approximately $3,000 of accrued interest to the date of such repurchase to holders that tendered notes in the 2016 Asset Sale Offer.

Item  8.   Financial Statements and Supplementary Data.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item  9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2015.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2015.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

As of February 5, 2016, our directors and executive officers, their ages, the positions with us held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that our Board of Directors considered in selecting each of them to serve as one of our directors.

Directors

Patrick D. Bienvenue, age 61, has served as a director since August 1998 and was an Executive Vice President of The St. Joe Company from August 2011 to November 2015, a publicly traded company engaged in real estate development, sales and other activities.  From January 1996 until April 2011, Mr. Bienvenue served in a variety of executive capacities with real estate related subsidiaries of Leucadia and was responsible for the entitlement, development and management of these entities and their properties.  Mr. Bienvenue has senior managerial and development experience in the real estate sector.

Timothy M. Considine, age 75, has served as a director since January 1992, serving as Chairman of the Board from 1992 to December 1999, and is employed on a part-time basis by Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002. Mr. Considine has accounting and managerial experience.  Mr. Considine also has experience serving on the boards of private entities.

Ian M. Cumming, age 74, has served as a director since May 1999.  Mr. Cumming also serves as Chairman of the Board of Crimson Wine Group, Ltd., Leucadia’s former winery operations, which were spun off to Leucadia shareholders in February 2013.  He previously served as Chairman of the Board of Leucadia from June 1978 until July 2013.  Mr. Cumming also previously served as a director of Jefferies Group, Inc., a publically held company until its acquisition by Leucadia in March 2013 (now known as Jefferies Group LLC) (“Jefferies”), Fortescue Metals Group Ltd. (“Fortescue”), AmeriCredit Corp., Mueller Industries, Inc. (“Mueller”) and Skywest, Inc.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his almost 35 years as Chairman and Chief Executive Officer of Leucadia.  He also has experience serving on the boards of directors and committees of both public and private entities.

Brian P. Friedman, age 60, has served as a director since April 22, 2014.  Mr. Friedman has served as a director and as President of Leucadia since March 1, 2013. Since July 2005, Mr. Friedman has been a director and executive officer of Jefferies, a wholly-owned subsidiary of Leucadia, and has been Chairman of the Executive Committee of Jefferies since 2002. Since 1997, Mr. Friedman has served as President of Jefferies Capital Partners (formerly known as FS Private Investments), a private equity fund management company now controlled by Mr. Friedman in which Jefferies has an ownership interest. Mr. Friedman was previously employed by Furman Selz LLC and its successors, including serving as Head of Investment Banking and a member of its Management and Operating Committees. Prior to his 17 years with Furman Selz and its successors, Mr. Friedman was an attorney with the New York City law firm of Wachtell, Lipton, Rosen & Katz. As a result of his roles at Leucadia and Jefferies, as well as his management of various private equity funds and the significant equity positions those funds hold in their portfolio companies, Mr. Friedman serves on several boards of directors of subsidiaries and investee companies of Jefferies and Leucadia, and since May 2012 has served on the board of directors of Fiesta Restaurant Group, Inc., a public company that owns and operates two restaurant chains. Mr. Friedman served on the board of the general partner of K-Sea Transportation L.P. from 2004 through 2011, and served on the board of directors of Carrols Restaurant Group from June 2009 through May 2012.  Mr. Friedman has managerial and investing experience in a broad range of businesses, as well as experience serving on the boards of committees of both public and private companies.

Michael A. Lobatz, age 64, has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981.  Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Joseph S. Steinberg, age 72, has served as a director since August 1998 and as Chairman of the Board since December 1999.  Mr. Steinberg is Chairman of the Board of Directors of Leucadia, and from January 1979 until March 1, 2013 served as President of Leucadia.  Mr. Steinberg is also a director of Jefferies.  He also serves as the Chairman of HRG Group, Inc. (formerly known as Harbinger Group Inc.) and serves on the board of directors of Crimson Wine Group, Ltd.  Mr. Steinberg had previously served as a director of Mueller and Fortescue.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

Executive Officers

Paul J. Borden, age 67, has served as a director and our President since May 1998.  Mr. Borden was a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia’s real estate investments.  Prior to working for Leucadia he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

John K. Aden, Jr., age 58, has served as Vice President of the Company since May 2012 and has been employed by us as Senior Project Development Manager since May 2012.  Prior to joining us, Mr. Aden was an Executive Vice President from 1998 to April 2012 and Vice President from 1994 to 1997 for The Otay Land Company and JPB Development and Vice President of Community Development from 1989 to 1994 for The Eastlake Company, real estate development companies in San Diego, California.  Mr. Aden is a licensed architect.

Christian E. Foulger, age 41, has served as Vice President of the Company since April 2011 and has been employed by us as a Special Projects Manager since November 2005.  Prior to joining us, Mr. Foulger was a Financial Analyst from 1998 to 2000 and Vice President from 2001 to October 2005 for Cottonwood Partners Management, a real estate development and management company in Salt Lake City, Utah.

Erin N. Ruhe, age 50, has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by us as Controller since January 1999.  Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that during the year ended December 31, 2015, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

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

At our 2015 annual meeting of stockholders, the say-on-pay advisory vote received approval from approximately 99.4% of the shares voted on the matter and the Compensation Committee made no significant changes to our executive compensation program during the year.

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

Elements of Compensation

Our compensation package for executive officers consists of three basic elements: (1) base salary; (2) annual bonus compensation; and (3) long-term incentives in the form of stock options granted pursuant to our Amended and Restated 1999 Stock Incentive Plan (the “Option Plan”) and the opportunity to be awarded restricted stock units (“RSUs”) pursuant to our RSU Opportunity Plan (the “Plan”) adopted in 2014.

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

For Mr. Borden, the Compensation Committee considered the leadership he provides and the progress the Company has made with each of its projects including the properties acquired in 2014 and the land acquired at the Otay Land project in 2015. In doing so, Mr. Borden has focused his attention on assisting senior management and staff by addressing areas of concern and particularly challenging projects. For the Otay Ranch land acquisition, this involved working with senior management on completing due diligence and working with the seller to finalize the purchase agreement to ensure a successful closing. Mr. Borden continues to place emphasis on attention to detail in all areas of asset management. In evaluating Mr. Borden’s performance, the Committee recognized Mr. Borden’s ongoing efforts to encourage open communication as an important aspect of maintaining internal controls among staff and across management levels.  This was accomplished by adhering to a strict regimen of management meetings and rigorous maintenance of project accounting, budgets and projections. In addition, the Committee considered Mr. Borden’s continued success in hiring experienced and dedicated senior management and staff to ensure management continuity while planning for the future of the Company.

For Mr. Aden, the Compensation Committee considered the progress made on the properties and projects where Mr. Aden has senior management responsibility. The Committee also recognized that Mr. Aden had successfully performed the due diligence and financial analysis for the land acquisition in the Otay Ranch area acquired in 2015.  This effort involved obtaining property specific market studies, meetings with school districts, consultations with builders, rigorous review of the entitlements including land use approvals and permitting requirements as well as the oversight of the development budgets for the various planning areas while working to refine the housing product mix for the initial phase of development. The Committee also recognized that Mr. Aden led the effort in completing two contract homebuilding agreements for future phases of San Elijo Hills and the SweetBay property in Florida. In addition, the Committee considered the continued progress made on coordinating the planning and studies required to entitle the Fanita Ranch and Pacho properties. Of note in this regard, Mr. Aden and the project manager obtained City Council approval to proceed with the process required to amend the City General Plan in order to make the changes needed for a successful development application for the Fanita Ranch property.

For Mr. Foulger, the Compensation Committee considered the progress made on properties that he manages. Mr. Foulger has worked closely with our partners who manage and control the Brooklyn Renaissance investment properties in areas involving strategic planning and other areas that can increase the property values. The Committee also recognized his successful efforts in achieving multiple sales of properties in Maine and closing lot sales at the Ashville Park project. In regards to the Ashville Park project, the Committee also recognized continuing efforts to plan for future sales by modifying the existing development plan along with completing the buildout of the community clubhouse and related amenities, while working on the acquisition of additional property needed to increase the number of approved lots.  Other areas of progress included repositioning the existing apartments at Market Common in Myrtle Beach, and working with senior staff on residential lot sales.  Mr. Foulger has also continued to identify and work on new business opportunities and various alternative sources of project financing.

For Ms. Ruhe, the Compensation Committee considered her continuing role in managing the Company’s accounting, all areas of risk and cash management as well as human resources. This includes extensive work in preparing the Company’s financial statements, SEC filings, matters involving corporate governance, working closely with the Audit Committee and working with internal and external audit firms related to the annual audit. The Compensation Committee also recognized that Ms. Ruhe worked extensively on the acquisition of the Otay Ranch property. This included working with the Company’s legal counsel on the purchase agreement and in structuring the $125 million Senior Note indenture as well as setting up compliance controls and procedures for working with the note trustee. The Committee also considered her work on managing the new accounting and contract teams that were created as a result of the Acquisition.  In addition, Ms. Ruhe has been responsible for adding six additional personnel in multiple areas of the Company.

Based upon the foregoing, on January 5, 2016, the Compensation Committee approved annual salary increases (effective January 1, 2016) and discretionary 2015 cash bonuses for each of the Named Executive Officers reflected in the Summary Compensation Table below.

Additionally, all of our employees received a discretionary 2015 year-end bonus equal to approximately 3% of base salary.

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

In July 2015, pursuant to this automatic grant, each director, including Paul J. Borden, was granted options to purchase 1,000 shares of our common stock with an exercise price of $47.85 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

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

Mr. Borden maintains his primary residence in New Jersey.  We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California.  Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements.  As a result, beginning in 2005, the Board of Directors (without Mr. Borden’s participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.  In 2015, we paid Mr. Borden $50,609 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2015).

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

Compensation Committee

Joseph S. Steinberg

Summary Compensation Table

Name and Principal				Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Compensation (2)		Total
Paul J. Borden,	2015	$375,596	$236,268	$10,904	$151,502	(3)	$774,270
President	2014	$364,656	$235,940	$15,338	$148,509		$764,443
	2013	$292,172	$258,765	$8,701	$164,269		$723,907

John K. Aden, Jr.	2015	$307,292	$209,219	$-	$17,029	(4)	$533,540
Vice President	2014	$298,342	$208,950	$-	$16,825		$524,117
	2013	$231,750	$206,953	$-	$16,200		$454,903

Christian E. Foulger,	2015	$236,173	$207,085	$-	$11,029	(5)	$454,287
Vice President	2014	$229,294	$206,879	$-	$14,257		$450,430
	2013	$152,974	$204,589	$-	$18,702		$376,265

Erin N. Ruhe,	2015	$225,358	$181,761	$-	$15,446	(6)	$422,565
Vice President,	2014	$218,794	$181,564	$-	$10,825		$411,183
Treasurer and	2013	$152,974	$179,589	$-	$10,200		$342,763
Controller

(1)This column represents the grant date fair value of stock options granted to Mr. Borden in his capacity as a director in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 9 to our consolidated financial statements contained herein.

(2)Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer.  The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(3)Consists of non-cash compensation of $37,317 for maintaining a temporary residence in California and $21,700 for airfare to and from his primary residence in New Jersey, $50,609 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us and director fees from the Company of $24,000. This column also includes transportation and the personal use of a company car while in California and related expenses, as well as contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden.

(4)Consists of a monthly car allowance and contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Aden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Aden.

(5)Consists of contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Foulger, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Foulger.

(6)Consists of contributions made by us to a defined contribution 401(k) plan, a twenty-year work anniversary gift and life insurance benefits on behalf of Ms. Ruhe, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Ms. Ruhe.

Grants of Plan-Based Awards in 2015

This table provides information about equity awards granted to our Named Executive Officers in 2015 under our Option Plan.  As discussed in the CD&A, in July 2015, Mr. Borden was granted 1,000 options pursuant to the automatic grant to directors under the Option Plan.

All Other Option
		Awards: Number of	Exercise or Base	Grant Date Fair
	Grant	Securities Underlying	Price of Option	Value of Stock and
Name	Date	Options (#) (1)	Awards ($/sh) (2)	Option Awards (3)

Paul J. Borden,	7/15/15	1,000	$47.85	$10,904
President

(1)This column shows the number of shares of common stock issuable under options granted in 2015.  The options vest and become exercisable in four equal installments beginning one year after the grant date.

(2)This column shows the exercise price for the stock options granted, which was the closing price of our common stock on the date of grant.

(3)This column shows the grant date fair value of stock options awarded in 2015.  The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period.  For information on the valuation assumptions with respect to this grant refer to Note 9 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End

This table provides information on the holdings of option awards by our Named Executive Officers at December 31, 2015.  This table includes exercisable and unexercisable options.  Options granted to our Named Executive Officers on May 11, 2010, vest and become exercisable in five equal annual installments, commencing one year from the grant date.  Options granted to Mr. Borden as a director vest and become exercisable in four equal annual installments, commencing one year from the grant date.  For additional information about the option awards, see “Long-Term Incentives – Stock Options –Options Awarded to Executive Officers” in the CD&A.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
Name	Grant Date	Exercisable	Unexercisable

Paul J. Borden,	5/11/10	12,500	-	$25.00	5/11/16
President	7/29/11	1,000	-	$21.50	7/29/16
	7/9/12	750	250	$22.35	7/9/17
	7/11/13	500	500	$32.30	7/11/18
	6/12/14	250	750	$58.00	6/12/19
	7/15/15	-	1,000	$47.85	7/15/20

Christian E. Foulger,	5/11/10	6,000	-	$25.00	5/11/16
Vice President

Erin N. Ruhe,	5/11/10	10,000	-	$25.00	5/11/16
Vice President,
Treasurer and
Controller

Option Exercises in Fiscal 2015

No options were exercised during 2015 for each of our Named Executive Officers.

Potential Payment upon Termination of Employment

None of the Named Executive Officers is a party to an employment agreement.  However, under the terms of our current Option Plan, the time within which to exercise vested options may be extended in accordance with the Option Plan, but not beyond the expiration date of the option, for a period of either three months, one year or three years, depending on the triggering event (which are various forms of termination of employment); these triggering events do not result in any acceleration of any unvested options.  For the number of options exercisable by each Named Executive Officer as of December 31, 2015 see the “Outstanding Equity Awards at Fiscal Year-End” table above.

Upon the occurrence of an Extraordinary Event of the Company (as defined in the Option Plan, including a change in control of the Company) all then-outstanding options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2015, Mr. Borden would have received $3,800 (determined by multiplying (A) the spread between the $34.05 closing price on December 31, 2015 and the per common share exercise price for each option by (B) the number of common shares covered by previously unvested options.

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

Director Compensation

In 2015, each non-employee director received a retainer of $24,000 for serving on the Board of Directors.  In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee and Dr. Lobatz was paid $17,000 for serving on the Audit Committee.  Under the terms of our Option Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.  These options become exercisable at the rate of 25% per year commencing one year after the date of grant.  As a result, options to purchase 1,000 shares of Common Stock at an exercise price of $47.85 per share were awarded to each of Messrs. Borden, Bienvenue, Considine, Cumming, Lobatz and Steinberg on July 15, 2015.  We reimburse directors for reasonable travel expenses incurred in attending board and committee meetings.  This table sets forth compensation paid to our non-employee directors during 2015.

	(1)	(2)	(3)
Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	All Other Compenstion	Total (3)

Patrick D. Bienvenue	$24,000	$10,904	$74,750 (4)	$109,654
Timothy M. Considine	$50,000	$10,904	$ --	$60,904
Ian M. Cumming	$24,000	$10,904	$ --	$34,904
Brian P. Friedman (5)	$ --	$10,904	$ --	$10,904
Michael A. Lobatz	$41,000	$10,904	$ --	$51,904
Joseph S. Steinberg (5)	$ --	$10,904	$ --	$10,904

(1)This column reports the amount of cash compensation earned in 2015 for Board and committee service.

(2)This column represents the fair value of options granted to directors in 2015 calculated in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 9 to our consolidated financial statements contained herein.

(3)This table does not include disclosure for any perquisites or other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

(4)  Mr. Bienvenue earned a fee of $74,750 for referring a buyer for the sale of property in Maine.  The referral fee was approved by the Audit Committee in accordance with our related party transaction policy.

(5)Mr. Friedman and Mr. Steinberg elected to direct their director fees to Leucadia.

The table below reflects the options which were exercised and the value realized during fiscal 2015 for each of our non-employee directors.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Patrick D. Bienvenue	1,000	$20,990
Timothy M. Considine	1,000	$26,400
Ian M. Cumming	1,000	$25,000
Michael A. Lobatz	1,000	$25,000
Joseph S. Steinberg	1,000	$27,000

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans as of December 31, 2015.  All outstanding awards relate to our Common Stock.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	79,500	$30.00	392,400

Equity compensation
plans not approved
by security holders	-	-	-

Total	79,500	$30.00	392,400

Present Beneficial Ownership

Set forth below is certain information as of February 5, 2016, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of our Named Executive Officers, (4) the trusts for the benefit of Mr. Steinberg’s children and charitable foundations established by each of Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Leucadia National Corporation (a)	9,974,226	(b)	64.7%	(c)
Beck, Mack & Oliver LLC (d)	1,269,291	(d)	8.2%
John K. Aden, Jr.	-		-
Patrick D. Bienvenue	5,900	(e)	*
Paul J. Borden	16,200	(f)	*
Timothy M. Considine	6,400	(g)	*
Ian M. Cumming	609,233	(h)(i)	4.0%
Christian E. Foulger	6,000	(j)	*
Brian P. Friedman	250	(b)(k)	*
Michael A. Lobatz	5,900	(e)	*
Erin N. Ruhe	15,000	(l)	*
Joseph S. Steinberg	746,330	(b)(m)	4.8%
The Steinberg 1989 Trust	27,532	(n)	.2%
Cumming Foundation	172,330	(o)	1.1%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(p)	.3%
All Directors and executive officers as a group (10 persons)	1,411,263	(q)	9.1%

___________________

* Less than .1%.

(a)	The business address of this beneficial owner is 520 Madison Avenue, New York, New York 10022.

(b)	Messrs. Steinberg and Friedman are executive officers, directors and shareholders of Leucadia National Corporation.

(c)

Pursuant to a stockholders agreement with us, Leucadia has agreed that to the extent its ownership of our common stock exceeds 45% of our outstanding voting securities, Leucadia will limit its vote to no more than 45% of the total outstanding voting securities on any matters, assuming all of the total outstanding voting securities not owned by Leucadia, vote on such matters.

(d)The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017.  Based upon a Schedule 13G filed with the SEC on February 1, 2016, by Beck, Mack & Oliver LLC (“BMO”) and discussions with BMO, the securities reported in BMO’s Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO.  Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients.  Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

(e)Includes 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(f)Includes 15,000 shares that may be acquired upon the exercise of currently exercisable stock options.

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

(i)The business address for Mr. Cumming is c/o American Investment Company 148 So. Redmond Street, PO Box 4902, Jackson, WY 83001.

(j)Includes 6,000 shares that may be acquired upon the exercise of currently exercisable stock options.

(k)Includes 250 shares that may be acquired upon the exercise of currently exercisable stock options.

(l) Includes 10,000 shares that may be acquired upon the exercise of currently exercisable stock options.

(m)The business address for Mr. Steinberg is c/o Leucadia National Corporation, 520 Madison Avenue, New York, New York 10022. Includes (i) 3,676 shares (less than .1%) beneficially owned by Mr. Steinberg’s wife as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares (.4%) owned by trusts for the benefit of Mr. Steinberg’s children and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(n)Mr. Steinberg disclaims beneficial ownership of our common stock held by this trust.

(o)Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of our common stock held by the foundation.

(p)Mr. Steinberg and his wife are trustees of the trust.  Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.

(q)Includes 43,750 shares that may be acquired upon the exercise of currently exercisable stock options.

As of February 5, 2016, Cede & Co. held of record 4,989,440 shares of our common stock (approximately 32.4% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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

Related Person Transactions

In connection with the Offering of the Notes, on June 29, 2015, Joseph S. Steinberg, the chairman of our Board of Directors, and Ian M. Cumming, one of our directors, each entered into a Purchase Agreement with us and the Guarantors, pursuant to which they each purchased Notes with a value of $5 million, or four percent (4%), of the principal amount of the Notes issued (such purchases, the “Affiliate Note Purchases”).   Mr. Steinberg is also chairman of the Board of Directors of Leucadia. Each of Messrs. Steinberg and Cumming is considered to be a “Related Person” under our related person transactions policy (the “Policy”).  Accordingly, pursuant to and in accordance with the Policy and taking into account all relevant facts and circumstances, the independent Audit Committee of the Board (the “Audit Committee”) considered the Affiliate Note Purchases and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Messrs. Steinberg and Cumming abstaining from the vote).

Pursuant to a Placement Agency Agreement entered into on June 29, 2015, Jefferies acted as Placement Agent for the Notes.  Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Leucadia. Leucadia is our affiliate and a “Related Person” under the Policy.  Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreement and approved, and recommended to the Board the approval of, the Placement Agency Agreement, which was unanimously approved by the Board (with Brian Friedman, Chairman of the Executive Committee of Jefferies Group LLC and Joseph S. Steinberg, abstaining from the vote).  Pursuant to the Placement Agency Agreement, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering and will receive a fee equal to 50 basis points of the net proceeds from the sale of the Notes on each of the first and second anniversary of the Issue Date provided that Notes are outstanding at such dates.  Additionally, we and each of the Guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

In addition, we sold a home in Rockport, Maine to one of our directors, Patrick Bienvenue, for $375,000 which closed during the fourth quarter of 2015.  The home sale was approved by the Audit Committee in accordance with our related party transaction policy taking into consideration the results of an independent appraisal, among other factors.

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned pursuant to the terms of agreements entered into when those subsidiaries were acquired from Leucadia by us.  Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of our subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2015, the amount of outstanding bonds was approximately $3,850,000, none of which has been drawn upon.

Since 1995, Leucadia has been providing administrative and accounting services to us.  Under the current administrative services agreement, Leucadia provides services to us for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2015).  Pursuant to this agreement, Leucadia provides the services of Mr. Roland Kelly, our Secretary, in addition to various administrative functions.  Mr. Kelly is an officer of subsidiaries of Leucadia.  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving us not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

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

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K, the review of financial statements included in our Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules.  All such services were approved by the Audit Committee.  Audit fees aggregated $555,000 and $751,500 for the years ended December 31, 2015 and 2014, respectively.  Additionally in 2015, we incurred tax fees of $125,000, and in 2014, audit related fees of $302,950.

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

4.2

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

10.24

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 26, 2015, between HomeFed Otay Land II, LLC and SSBT LCRE V LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K dated July 6, 2015).

10.25

Placement Agency Agreement, dated June 29, 2015, among HomeFed Corporation, the Guarantors party to the Indenture from time to time and Jefferies LLC (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K dated July 6, 2015).

10.26

Non-Affiliate Note Purchase Agreement, among HomeFed Corporation, the Guarantors party to the Indenture from time to time and the non-affiliate investors (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K dated July 6, 2015).

10.27

Affiliate Note Purchase Agreement, among HomeFed Corporation, the Guarantors party to the Indenture from time to time and the affiliate investors (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K dated July 6, 2015).

10.28	Information Concerning Executive Compensation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 11, 2016).

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statement on Form S-8 (File No. 333-97079) and (File No. 333-175563).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

Financial statements from the Annual Report on Form 10-K of HomeFed Corporation for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Furnished herewith pursuant to Item 601(b)(32) of Regulation S-K.

+	Management Employment Contract or Compensatory Plan/Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEFED CORPORATION

February 29, 2016	By /s/Erin N. Ruhe
Erin N. Ruhe, Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 29, 2016	By /s/ Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

February 29, 2016	By /s/ Paul J. Borden	President and Director
	Paul J. Borden	(Principal Executive Officer)

February 29, 2016	By /s/ Erin N. Ruhe	Vice President, Treasurer and Controller
	Erin N. Ruhe	(Principal Financial and Accounting Officer)

February 29, 2016	By /s/ Patrick D. Bienvenue	Director
Patrick D. Bienvenue

February 29, 2016	By /s/ Timothy M. Considine	Director
Timothy M. Considine

February 29, 2016	By /s/ Ian M. Cumming	Director
Ian M. Cumming

February 29, 2016	By /s/ Brian P. Friedman	Director
Brian P. Friedman

February 29, 2016	By /s/ Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HomeFed Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries (the “Company”) at December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 29, 2016

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and December 31, 2014
(Dollars in thousands, except par value)
	December 31,	December 31,
	2015	2014
ASSETS
Real estate held for development	$301,683	$143,301
Real estate held for investment, net	43,347	45,184
Cash and cash equivalents	66,676	61,495
Restricted cash	6,395	6,419
Investments available for sale (amortized cost of $0 and $35,897)	-	35,898
Investment held to maturity, at amortized cost	10,603	11,368
Equity method investments	100,091	101,228
Accounts receivable, deposits and other assets	16,719	16,100
Intangible assets, net	9,179	12,196
Net deferred tax asset	618	-

TOTAL	$555,311	$433,189

LIABILITIES
Accounts payable and accrued liabilities	$7,899	$6,009
Below market lease contract intangibles, net	3,572	4,760
Non-refundable option payments	25	25
Liability for environmental remediation	1,466	1,495
Deferred revenue	2,334	2,528
Net deferred tax liability	-	4,984
Income taxes payable	3,022	-
Other liabilities	4,583	842
Long-term debt, net	116,010	-

Total liabilities	138,911	20,643

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,407,500 and 15,387,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	597,922	597,271
Accumulated deficit	(191,695)	(197,530)
Total HomeFed Corporation common shareholders' equity	406,381	399,895
Noncontrolling interest	10,019	12,651
Total equity	416,400	412,546

TOTAL	$555,311	$433,189

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except per share amounts)

	2015	2014	2013
REVENUES
Sales of real estate	$40,594	$35,637	$50,097
Rental income	23,210	17,623	511
Farming revenues	5,042	5,199	5,054
Co-op marketing and advertising fees	692	1,046	1,142
	69,538	59,505	56,804

EXPENSES
Cost of sales	22,243	18,593	23,198
Rental operating expenses	17,485	12,835	124
Farming expenses	3,467	3,314	3,031
General and administrative expenses	13,689	15,287	12,381
Depreciation and amortization	4,193	3,857	239
Reduction in estimated liability for environmental remediation	-	-	(662)
Administrative services fees to Leucadia National Corporation	180	180	180
	61,257	54,066	38,491

Income before losses from equity method investments	8,281	5,439	18,313

Losses from equity method investments	(1,137)	(298)	-

Income from operations	7,144	5,141	18,313

Interest and other income	1,615	1,074	889

Income before income taxes and noncontrolling interest	8,759	6,215	19,202

Income tax expense	(2,256)	(1,483)	(6,498)

Net income	6,503	4,732	12,704

Net income attributable to the noncontrolling interest	(668)	(846)	(1,436)

Net income attributable to HomeFed Corporation common shareholders	$5,835	$3,886	$11,268

Basic and diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.38	$0.29	$1.43

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Net income	$6,503	$4,732	$12,704
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of taxes of $0, $0 and $(1)	-	(1)	(2)

Net change in unrealized holding gains (losses) on investments, net of taxes of $0, $0 and $(1)	-	(1)	(2)

Other comprehensive income (loss), net of income taxes	-	(1)	(2)

Comprehensive income	6,503	4,731	12,702

Comprehensive income attributable to the noncontrolling interest	(668)	(846)	(1,436)

Comprehensive income attributable to HomeFed Corporation common shareholders	$5,835	$3,885	$11,266

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except par value)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2013	$79	$380,982	$3	$(212,684)	$168,380	$8,659	$177,039

Net income				11,268	11,268	1,436	12,704
Other comprehensive loss, net of taxes			(2)		(2)		(2)
Share-based compensation expense		189			189		189

Balance, December 31, 2013	$79	$381,171	$1	$(201,416)	$179,835	$10,095	$189,930

Net income				3,886	3,886	846	4,732
Other comprehensive loss, net of taxes			(1)		(1)		(1)
Shares issued to acquire assets from Leucadia National Corporation	75	215,634			215,709		215,709
Noncontrolling interest acquired from Leucadia National Corporation						1,710	1,710
Share-based compensation expense		200			200		200
Exercise of options to purchase common shares, including excess tax benefit		266			266		266

Balance, December 31, 2014	$154	$597,271	$-	$(197,530)	$399,895	$12,651	$412,546

Net income				5,835	5,835	668	6,503
Distributions to noncontrolling interests					-	(3,300)	(3,300)
Share-based compensation expense		117			117		117
Exercise of options to purchase common shares, including excess tax benefit		534			534		534

Balance, December 31, 2015	$154	$597,922	$-	$(191,695)	$406,381	$10,019	$416,400

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013
(In thousands)
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,503	$4,732	$12,704
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Reduction in estimated liability for environmental remediation	-	-	(662)
Losses from equity method investments	1,137	298	-
Provision (benefit) for deferred income taxes	(2,683)	(446)	2,381
Share-based compensation expense	117	200	189
Excess tax benefit from exercise of stock options	(54)	(78)	-
Depreciation and amortization of property, equipment and leasehold improvements	397	304	239
Other amortization	4,854	4,449	-
Amortization related to issuance costs and debt discount of Senior Notes	668	-	-
Amortization related to investments	(1,141)	(847)	(35)
Distributions from equity method investments	-	549	-
Acquisition of real estate, held for development	(154,055)	-	-
Changes in operating assets and liabilities:
Real estate, held for development	(1,853)	(875)	14,956
Real estate, held for investment	336	(867)	(183)
Restricted cash related to development activities	24	(5,323)	-
Accounts receivable, deposits and other assets	(2,827)	(1,856)	(638)
Deferred revenue	(194)	(211)	1,853
Accounts payable and accrued liabilities	(297)	(1,349)	(654)
Non-refundable option payments	-	(990)	1,015
Liability for environmental remediation	(29)	(48)	(2,402)
Income taxes receivable/payable	3,076	(3,100)	1,445
Other liabilities	822	382	92
Net cash provided by (used for) operating activities	(145,199)	(5,076)	30,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired upon acquisition of assets from Leucadia National Corporation	-	13,983	-
Acquisition of real estate, held for investment	-	(1,666)	(507)
Purchases of investments (other than short-term)	(44,792)	(77,586)	(68,374)
Proceeds from sales of investments available for sale	33,097	-	-
Proceeds from maturities of investments available for sale	47,600	73,600	72,900
Proceeds from paydowns of investments held to maturity	1,899	-	-
Capital distributions from equity method investments	-	668	-
Net cash provided by investing activities	37,804	8,999	4,019

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	123,750	-	-
Reduction of debt	(7,274)	-	-
Payment of debt issuance costs	(1,134)	-	-
Distributions to noncontrolling interests	(3,300)	-	-
Exercise of options to purchase common shares	480	188	-
Excess tax benefit from exercise of stock options	54	78	-
Net cash provided by financing activities	112,576	266	-

Net increase in cash and cash equivalents	5,181	4,189	34,319

Cash and cash equivalents, beginning of period	61,495	57,306	22,987

Cash and cash equivalents, end of period	$66,676	$61,495	$57,306

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,371	$5,030	$2,672
Cash paid for interest (net of amounts capitalized)	$-	$-	$-

Non-cash operating and investing activities:
Common stock issued for acquisition of assets from Leucadia National Corporation	$-	$215,709	$-
Project development costs incurred that remain payable at year end	$4,194	$2,007	$2,494

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the “Company,”) and its consolidated subsidiaries.  We also own equity interests in Brooklyn Renaissance Plaza, an operating business accounted for under the equity method of accounting.  We are currently engaged, directly and through our subsidiaries, in the investment in and development of residential and commercial real estate properties in California, Virginia, South Carolina, Florida, Maine and New York.  All intercompany balances and transactions have been eliminated in consolidation.

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

Certain amounts have been reclassified to be consistent with the 2015 presentation.

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

After taking into consideration our 2015 results of operations, we determined that tax credits can be applied to our 2015 taxable income which results in our valuation allowance exceeding our deferred tax assets related to minimum tax credits.  As a result, $1,550,000 of the deferred tax valuation allowance was reduced as a credit to income tax expense during 2015.

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

We also record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions.  Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and if so estimating the amount.  If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which could be significant to our Consolidated Balance Sheets or results of operations.

We record interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.  At this time, we believe we can substantiate our tax positions, and it is more probable than not that the outcome will result in our favor.  Based on our evaluation of our tax filings at December 31, 2014 and 2013, we did not record any amounts for uncertain tax positions. As of December 31, 2014, we had no gross unrecognized tax benefits.  During the third quarter of 2015, resulting from a tax matter related to the Acquisition, we recorded an unrecognized tax benefit of approximately $2,550,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability.  During the fourth quarter of 2015, we increased the unrecognized tax benefit by $400,000 related to this tax matter.  For the year ended December 31, 2015, interest expense of $40,000 was accrued.

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

If a property is considered impaired, the impairment charge is determined by the amount of the property’s carrying value that exceeds its fair value.  We did not record any provisions for impairment losses during the years ended December 31, 2015, 2014 and 2013.

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

Intangible Assets (Liabilities), Net – Intangibles includes above market lease value and lease in place value as assets and below market lease value as a liability, all recorded at fair value at the date of Acquisition.  Above market lease value is amortized on a straight-line basis over the remaining term of the underlying leases, and below market lease values are amortized on a straight-line basis over the initial terms plus the terms of any below market renewal options of the underlying leases and is included in Rental income.  Lease in place value is amortized over the term of the underlying lease and is included in Depreciation and amortization expense.  Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist, primarily changes in the underlying lease.

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

At December 31, 2015, we recorded a reduction of $150,000 to Rental income and Accounts receivable related to the straight-line calculation of rental income in 2014.  This out of period adjustment does not have a material impact on rental income, net income or accounts receivable as of and for the years ending December 31, 2015 and 2014.

Recognition of Fee Income – We may be contractually entitled to receive co-op marketing and advertising fees that are due when builders sell homes.  These fees are generally based upon a fixed percentage of the homes’ selling price and are recorded as revenue when the home is sold.

Revenue and Profit Sharing Arrangements – Certain of our lot purchase agreements with homebuilders include provisions that entitle us to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds are achieved.  The actual amount which could be received by us is generally based on a formula and other specified criteria contained in the lot purchase agreements, and are generally not payable and cannot be determined with reasonable certainty until the builder has completed the sale of a substantial portion of the homes covered by the lot purchase agreement.  Our policy is to accrue revenue earned pursuant to these agreements when amounts are fully earned and payable pursuant to the lot purchase agreements, which is recorded as Sales of real estate.  Any amounts received from homebuilders prior to then are deferred.

Option Deposits – Option payments received from prospective buyers are recognized as liabilities until the title of the real estate is transferred or the option is forfeited, or in the case of refundable deposits, the prospective buyer decides not to purchase the real estate and the deposit is returned.

Capitalization of Interest, Payroll and Real Estate Taxes – Interest, payroll related to construction and real estate taxes attributable to land and property construction are capitalized and added to the cost of those properties when active development begins and ends when the property development is fully completed and ready for its intended use.

Debt discount and issuance costs –We net the debt discount and issuance costs against the carrying value of the debt.  These costs are amortized as capitalized expenditures on a straight-line basis, which approximates the effective interest method, over the life of the respective debt liability.

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

Recently Adopted or Issued Accounting Pronouncements – In January 2015, we adopted new Financial Accounting Standards Board (“FASB”) guidance on the reporting of discontinued operations.  The new guidance requires that disposal of a component of an entity or a group of components of an entity be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and would require expanded disclosures.  The adoption of this guidance did not have an impact on our consolidated financial statements.

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

In April 2015, the FASB issued new guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  This guidance will be effective for annual and interim periods beginning after 2015; however, early adoption is permitted, and we early adopted it during the second quarter of 2015.

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

At December 31, 2015, Leucadia’s aggregate interest in our common stock, including Leucadia’s approximate 31% interest owned prior to the Acquisition, is approximately 65%.  Pursuant to a stockholders agreement between us and Leucadia, Leucadia has agreed to limit its voting rights such that it will not have a majority voting interest in the Company.

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

Aggregate revenues and pre-tax income reflected in the consolidated statement of operations for the acquired assets were $34,650,000 and $3,150,000 during 2015 and $18,950,000  and $800,000 during 2014, respectively.  We expensed $2,200,000 for costs related to the Acquisition during 2014 reflected in General and administrative expenses.

Unaudited pro forma operating results for the year ended December 31, 2014, assuming the Acquisition had occurred on January 1, 2013, are as follows (in thousands, except per share amounts):

	2014	2013

Revenues	$64,604	$80,317
Net income (loss) attributable to HomeFed
common shareholders	$3,454	$7,188
Basic and diluted earnings (loss) per common share
attributable to HomeFed common shareholders	$0.22	$0.47

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

3.            INVESTMENTS

Available for Sale:

Our financial instruments investment portfolio previously included cash and cash equivalents and investments classified as available for sale.  During the second quarter of 2015, we decided to liquidate the investments portfolio in order to partially fund the purchase of the Otay real estate as described in Note 4.  In addition, yields dropped to levels where the income generated no longer exceeded the fees incurred, and thus, we no longer derived any financial benefit from this investment portfolio.  At December 31, 2014, the Company’s investments consisted of fixed income securities issued by the U.S. Government, maturing in one year or less, which were classified as available for sale.  The par value, amortized cost, gross unrealized gains and losses and estimated fair value of investments classified as available for sale as of December 31, 2014 are as follows (in thousands):

Fair Value Measurements Using
					Quoted Prices in	Significant
					Active Markets	Other
			Gross	Gross	for	Observable	Total
	Par	Amortized	Unrealized	Unrealized	Identical Assets	Inputs	Fair Value
	Value	Cost	Gains	Losses	(Level 1)	(Level 2)	Measurements

December 31, 2014
U.S. Treasury securities	$35,900	$35,897	$1	$-	$35,898	$-	$35,898

Proceeds from sales of investments classified as available for sale were $33,100,000 during 2015.  There were no proceeds from sales of investments classified as available for sale during 2014 and 2013.

During the three year period ended December 31, 2015, we did not have any material comprehensive income or loss.

The difference between the par value and amortized cost of an individual investment was accreted to interest income over the remaining life of the investment using the effective interest rate method.

Held to Maturity:

In connection with The Market Common, Leucadia purchased bonds designated as “Tax Increment Bonds (Myrtle Beach Air Force Base Redevelopment Project Area, Junior Lien Series 2006B)” (the “Series 2006B Bonds”) issued by the City of Myrtle Beach, South Carolina.  We acquired these bonds as part of the Acquisition.  Interest and principal on the Series 2006B Bonds are special obligations of the City of Myrtle Beach payable only from  a specified tax increment to be deposited in a special revenue account pursuant to an ordinance enacted by the City Council.  The Series 2006B Bonds are junior to Series 2006A Bonds issued by the City of Myrtle Beach in the original principal amount of $30,795,000.  Interest and principal on the Series 2006B Bonds will not be paid until there is sufficient tax increment to service the interest and principal due on the Series 2006A Bonds and to establish various reserves and deposits.  The tax increment that is pledged to service both bond series is generated from developed and to be developed residential and commercial property owned by us, and from two other large residential development projects adjacent to our project owned by third parties that are currently under development.  The Series 2006B Bonds bear interest at the rate of 7.5% per annum, payable semi-annually.  Currently there is not sufficient tax increment to fully pay interest on the Series 2006B Bonds.  The Series 2006B Bonds mature in October 2031.

At acquisition on March 28, 2014, we recorded the Series 2006B bonds at fair value of $10,619,000 based on expected future cash flows discounted at 10%.  The Series 2006B Bonds have been classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated approximately $12,750,000 at December 31, 2015.   The par value, amortized cost and estimated fair value of this investment as of December 31, 2015 are as follows (in thousands):

Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other
			for	Observable	Unobservable	Total
	Par	Amortized	Identical Assets	Inputs	Inputs	Fair Value
	Value	Cost	(Level 1)	(Level 2)	(Level 3)	Measurements
December 31, 2015
Non-public bond	$10,050	$10,603	$-	$-	$11,538	$11,538

December 31, 2014
Non-public bond	$10,050	$11,368	$-	$-	$11,368	$11,368

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

4.            REAL ESTATE

Real estate carrying values are as follows (in thousands):

	December 31,
	2015	2014
Real estate held for development:
Otay Land project	$203,375	$41,809
San Elijo Hills project	21,500	27,080
Pacho project	17,983	17,496
Fanita Ranch property	17,035	15,440
SweetBay project	15,976	10,717
Ashville Park project	7,884	8,616
The Market Common	7,820	6,909
Rampage property	6,211	6,211
Maine projects	3,899	9,023
Total	$301,683	$143,301

Real estate held for investment, gross
Land:
The Market Common	$3,744	$3,744
Maine projects	2	474
Buildings:

The Market Common	35,783	35,783
San Elijo Hills project	4,045	4,045
Maine projects	216	663
SweetBay project	523	523
Tenant improvements:
The Market Common	1,570	1,269
San Elijo Hills project	475	475
	46,358	46,976
Less: Accumulated depreciation	(3,011)	(1,792)

Real estate held for investment, net	$43,347	$45,184

In March 2015, we completed the acquisition of approximately 64 acres of land in the Otay Ranch area of San Diego County, California for a cash purchase price of $3,750,000.  The land is entitled for 26 acres of industrial development and 62 single family homes.  On July 2, 2015, we completed the acquisition of approximately 1,600 acres in the Otay Ranch area of San Diego County, California for a cash purchase price of $150,000,000.  In June 2015, we made a $1,000,000 option deposit for the Otay land that was applied to the purchase price on July 2, 2015.    The purchase was funded in part out of our working capital and in part by the proceeds of the private offering, sale and issuance of the 6.5% Senior Notes.  The land that was purchased is contiguous with the land we already owned and is entitled for approximately 2,640 single family lots, approximately 4,300 multi-family residential units and 40,000 square feet of commercial space. The purchased land includes approximately 30 acres of land designated for industrial and office space development and 700 acres of land designated for open space and preserve.

Buildings classified as Real estate held for investment are depreciated over estimated useful lives ranging from 2 to 43 years.

5.         INTANGIBLE ASSETS, NET

A summary of intangible assets, net at December 31, 2015 and 2014 is as follows (in thousands):

	December 31,	December 31,	Amortization
	2015	2014	(in years)
Above market lease contracts, net of accumulated amortization of $3,969 and $1,722	$6,905	$9,151	1 to 24
Lease in place value, net of accumulated amortization of $1,811 and $1,041	2,274	3,045	1 to 24
Intangible assets, net	$9,179	$12,196

Below market lease contracts, net of accumulated amortization of $2,016 and $828	$3,572	$4,760	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income.  Above market lease values are amortized over the remaining terms of the underlying leases, and below market lease values are amortized over the initial terms plus the terms of any below market renewal options of the underlying leases.  The lease in place intangible is amortized over the life of the related lease and is reflected in Depreciation and amortization expenses.

Amortization expense on intangible assets was $750,000 during 2015 and $1,050,000 from the date of acquisition to December 31, 2014.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: 2016 - $550,000; 2017 - $500,000; 2018 - $300,000; 2019 - $150,000; 2020 - $100,000 and thereafter - $700,000.

6.         EQUITY METHOD INVESTMENTS

At December 31, 2015 and 2014, our equity method investments are comprised of the following (in thousands):

	December 31,	December 31,
	2015	2014
BRP Holding	$74,753	$76,478
BRP Hotel	25,338	24,750
Total	$100,091	$101,228

Income (loss) related to equity investment companies for the year ending December 31, 2015 and for the period from the acquisition date to December 31, 2014 is as follows (in thousands):

	2015	2014

BRP Holding	$(1,725)	$(847)
BRP Hotel	588	549
Total	$(1,137)	$(298)

The following table provides summarized data with respect to our equity method investments for 2015 and the period from the acquisition date to December 31, 2014 (in thousands):

	2015	2014
Assets	$224,200	$220,926
Liabilities	$208,116	$213,061

Total revenues	$99,778	$102,637
Income from continuing operations before extraordinary items	$8,220	$7,084
Net income	$8,220	$7,084
Our (losses) related to equity investment companies	$(1,137)	$(298)

The recognition of our share of the investees’ results takes into account the special rights and priorities of investors; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses, and additionally, amortizing the difference between the fair value of the assets at the date of acquisition and the historical book basis over the remaining useful life of each asset, to calculate our share of the investment.  Since we employ a balance sheet approach and our assets and liabilities were assigned fair values at time of acquisition as a result of purchase accounting, our equity pick up can vastly differ from the investee’s statements of income.  At the date of the Acquisition, our interest in BRP Holding and BRP Hotel were fair valued at $77,950,000 and $24,800,000, respectively, while the historical basis was ($15,250,000) and $7,150,000 in BRP Holding and BRP Hotel, respectively.  At December 31, 2015 and 2014, the basis difference for BRP Holding of $89,200,000 and $94,000,000, respectively, and for BRP Hotel of $15,200,000 and $15,450,000, respectively, is being amortized over the estimated useful lives of the respective underlying assets and liabilities acquired.

We have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table.  All such liabilities are non-recourse to us.  Our exposure to adverse events at the investee companies is limited to the book value of the investment.

There are no undistributed earnings of the equity investment companies accounted for under the equity method of accounting included in our consolidated retained earnings at December 31, 2015 and 2014.

7.         DEBT

On June 29, 2015, we and our domestic, wholly-owned subsidiaries as guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which the Purchasers agreed to purchase an aggregate of $125,000,000 of 6.5% Senior Notes due 2018 (the “Notes”) from us in a private placement (the “Offering”). Pursuant to the terms of the Purchase Agreements, the purchase price for the Notes was 99% of the principal amount.  Pursuant to the Placement Agency Agreement, Jefferies (the “Placement Agent”) received an initial placement fee equal to 50 basis points from the gross proceeds of the Offering and will receive on each of first and second anniversary of the Issue Date (as defined below) a fee equal to 50 basis points of the net proceeds from the sale of the Offering provided that Notes are outstanding at such dates.

The Notes, which were issued on June 30, 2015 (the “Issue Date”) pursuant to an indenture, dated June 30, 2015, among us, the Guarantors and Wilmington Trust, N.A. as trustee (the “Indenture”), will mature on June 30, 2018 and will be fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture.  The Notes will be guaranteed by any of our future domestic, wholly-owned subsidiaries.  Interest on the Notes will accrue at a rate of 6.50% per annum and will be payable semi-annually in arrears on July 1 and January 1, commencing January 1, 2016.  The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness secured by our other assets), incur liens, issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally certain customary events of default may result in an acceleration of the maturity of the Notes.  At December 31, 2015, we are in compliance with all debt covenants.

The Notes are senior unsecured obligations of the Company and the guarantees are the senior unsecured obligations of the Guarantors.

We may not redeem or repurchase the Notes prior to June 30, 2016, after which time, we may redeem the Notes at our option, in whole or in part, at any time or in part from time to time at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the rights of holders of record at the close of business on the relevant record date to receive interest due on the relevant interest payment date falling prior to or on the redemption date.  Upon the occurrence of a Change of Control (as defined in the Indenture) after the Issue Date, to the extent the Notes were not otherwise redeemed, we must make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, in each case, as provided in, and subject to the terms of, the Indenture. Pursuant to the Indenture, we are required to use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date fixed for the closing of such asset offer sale.

On September 17, 2015, in accordance with the Indenture governing the Notes, the Company launched a tender offer for Notes in an aggregate amount equal to the proceeds received from certain asset sales (the “2015 Asset Sale Offer”).  On October 21, 2015, the Company closed the 2015 Asset Sale Offer and, as a result, repurchased at par an aggregate principal amount of $7,274,000 of outstanding Notes from participating holders.  The Company additionally paid an aggregate of approximately $145,000 of accrued interest to the date of such repurchase to holders that tendered notes in the 2015 Asset Sale Offer.

For further discussion of the acquisition of land in the Otay Ranch area, see Note 4.  Pursuant to the Indenture, we will use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.  See Note 19 for a discussion of the asset sale offer which closed on January 28, 2016.

In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of February 5, 2016,  no amounts have been drawn under either line of credit.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $4,650,000 as of December 31, 2015.

The aggregate annual mandatory redemptions of all long-term debt during the five year period ending December 31, 2020 are as follows:  2016 -- $618,000; 2017 -- $0; 2018 -- $117,108,000; 2019-- $0 and 2020 -- $0.

The Notes are presented on the Balance Sheet net of issuance costs of $750,000 and debt discount of $1,000,000 at December 31, 2015.

8.             NONCONTROLLING INTEREST

Our ownership of San Elijo Hills project is through our indirect 85% owned subsidiary, San Elijo Ranch, Inc. (“SERI”).  Pursuant to a stockholders’ agreement with the holders of the noncontrolling interests in SERI, we loan funds to SERI and charge a 12% annual rate.  Once this loan is fully repaid, the noncontrolling shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders.  As of December 31, 2015 and 2014, approximately $8,400,000 and $11,000,000, respectively has been recognized for the SERI noncontrolling interests.  Amounts recorded for the noncontrolling interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

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

At December 31, 2015 and 2014, noncontrolling interest includes $1,650,000 for the 10% minority shareholder in the Pacho project.

9.            STOCK INCENTIVE PLANS

On August 13, 2014, the Board of Directors adopted the RSU Opportunity Plan (the “RSU Plan”) and approved a RSU Opportunity Notice (the “Notice”).  An aggregate of 100,000 shares of Common Stock is available to be issued under the RSU Plan to our executive officers (the “Participants”).  Participants may be granted restricted stock units (“RSUs”) based on satisfaction of established performance criteria at the end of the performance period specified in the RSU Plan.  The performance period ends on December 31, 2016, and the degree to which the performance criteria has been satisfied and the actual amount of any awards to be granted are in the sole discretion of the Board of Directors.  In the event that the Board of Directors determines that awards should be granted, the Board will issue awards no later than April 1, 2017.  No awards have been made under the RSU Plan.

Under our Amended and Restated 1999 Stock Incentive Plan (the “Plan”), we may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year.  Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held.  In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares.  The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant.  Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant.  Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant.  No stock appreciation rights have been granted.  As of December 31, 2015, 392,400 shares were available for grant under the Plan.

A summary of activity with respect to the Plan for 2015, 2014 and 2013 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Balance at January 1, 2013	96,500	$25.19
Granted	6,000	$32.30
Cancelled	(8,000)	$36.44
Balance at December 31, 2013	94,500	$24.69
Granted	7,000	$58.00
Exercised	(8,000)	$23.50		$266,850
Balance at December 31, 2014	93,500	$27.29
Granted	7,000	$47.85
Exercised	(20,000)	$24.00		$418,240
Cancelled	(1,000)	$21.00
Balance at December 31, 2015	79,500	$30.00	1.3 years	$585,875

Exercisable at December 31, 2015	62,750	$25.74	0.6 years	$563,075

We recorded compensation cost related to stock incentive plans of $120,000,  $200,000 and $190,000 for the years ended December 31, 2015, 2014 and 2013, respectively; such costs reduced net income by $70,000,  $120,000 and $110,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, total unrecognized compensation cost related to nonvested share-based compensation plans was $150,000; this cost is expected to be recognized over a weighted-average period of 1.5 years.

The following summary presents the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31:

	2015	2014	2013
Risk free rate	1.56%	1.48%	1.20%
Expected volatility	24.65%	29.60%	30.85%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	4.3 years	4.3 years	4.3 years
Fair value per grant	$10.90	$15.34	$8.70

The expected life assumptions were based on historical behavior for the awards identified.  The expected volatility was based on the historical behavior of our stock price.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock.  In 2008, we purchased 394,931 shares of our common stock for approximately $5,900,000 in a private transaction with an unrelated party.  During 2009, we purchased 478 shares of our common stock in an open market transaction in accordance with our repurchase plan.   After considering these transactions, we can repurchase up to 104,591 shares of common stock without additional board approval.  Repurchased shares would be available for, among other things, use in connection with our stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.

10.            SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, is comprised of the following (in thousands):

	2015	2014	2013
San Elijo Hills project:
Developed lots	$22,064	$10,468	$37,370
Single family homes	-	15,279	-
Revenues from profit sharing agreements	-	1,784	-
Residential condominium units at San Elijo Hills	-	-	689

Ashville Park project:
Developed lots	6,562	6,298	12,038

Maine:
Developed lots	7,475	-	-
Buildings	1,683	-	-

The Market Common:
Developed lots	1,558	1,241	-
Revenues from profit sharing agreements	1,252	567	-

Total	$40,594	$35,637	$50,097

At the time we close on sales of real estate,  a portion of the revenue is initially deferred if we are required to make significant improvements to the property.  For the years ended December 31, 2015 and 2014, the activity in the deferred revenue account is as follows (in thousands):

	2015	2014
Deferred revenue balance at January 1,	$2,528	$2,739
Revenue deferred on the date of sale	1,769	1,062
Deferred revenue recognized in operations	(1,963)	(1,273)
Deferred revenue balance at December 31,	$2,334	$2,528

As of December 31, 2015, we estimate that we will spend approximately $1,250,000 to complete the required improvements, including costs related to common areas.  We estimate these improvements will be substantially complete by the end of 2016.

As of February 5, 2016, we had entered into an agreement to sell 52 single family lots for $2,350,000 and 87 multi-family lots for $1,450,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 related to The Market Common was transferred from Leucadia to us as part of the Acquisition.

11.            OTHER RESULTS OF OPERATIONS

Interest and other income for each of the three years in the period ended December 31, consists of the following (in thousands):

	2015	2014	2013
Interest income	$1,198	$914	$55
Gain on settlement of a lawsuit	-	-	764
Management fee income from Leucadia	60	45	-
Income from utility service agreement	229	-	-
Other	128	115	70
Total	$1,615	$1,074	$889

Advertising costs included in general and administrative expenses were $700,000,  $600,000 and $650,000 for 2015, 2014 and 2013, respectively.

12.             INCOME TAXES

The  (benefit) provision for income taxes for each of the three years in the period ended December 31, was as follows (in thousands):

	2015	2014	2013
Current taxes:
Federal	$3,370	$1,501	$2,905
State and local	1,569	428	1,212
Total current income taxes	4,939	1,929	4,117

Deferred taxes:
Federal	(2,836)	(410)	2,041
State and local	153	(36)	340
Total deferred income taxes	(2,683)	(446)	2,381

Provision for income taxes	$2,256	$1,483	$6,498

Current federal income taxes from 2013 to 2015 principally relates to federal alternative minimum tax.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

	2015	2014	2013
Expected federal income tax provision	$3,066	$2,175	$6,721
State income taxes, net of federal income tax benefit	1,119	255	1,009
Decrease in valuation allowance	(1,556)	(897)	(1,360)
Permanent difference on tax exempt municipal bond interest	(264)	(202)	-
Permanent difference on real estate donation	(157)	-	-
Other permanent differences	49	87	77
Other	(1)	65	51
Actual income tax provision	$2,256	$1,483	$6,498

At December 31, 2015 and 2014, the net deferred tax asset (liability) consisted of the following (in thousands):

	2015	2014
Deferred Tax Asset:
Minimum tax credit carryovers	31,846	34,311
Land basis	$1,906	$2,423
BRP equity interest	6,325	-
Other, net	1,648	1,589
	41,725	38,323
Valuation allowance	(31,846)	(33,402)
	9,879	4,921

Deferred Tax Liability:
Buildings	(6,302)	(6,930)
Leaseholds	(2,959)	(2,975)
	(9,261)	(9,905)

Net deferred tax asset (liability)	$618	$(4,984)

After taking into consideration our 2015 results of operations, we determined that tax credits can be applied to our 2015 taxable income which results in our valuation allowance exceeding our deferred tax assets related to minimum tax credits.  As a result, $1,550,000 of the deferred tax valuation allowance was reduced as a credit to income tax expense during 2015.  As discussed above, during 2014 and 2013 we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset; accordingly, approximately $900,000 and $1,350,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2014 and 2013, respectively.

The valuation allowance fully covers all of our alternative minimum tax credit carryovers, which have no expiration date.   Minimum tax credit carryovers do not offset alternative minimum tax; however, they are able to reduce our federal income tax rate to 20% in any given year.  In order to fully utilize its alternative minimum tax credit carryovers, we would have to generate an additional $210,000,000 of taxable income above our current estimate to fully utilize all of the credits.  We have reserved for this benefit in the valuation allowance.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total

Balance, January 1, 2015	$-	$-	$-
Increases based on tax positions related to current period	2,936	-	2,936
Interest expense recognized	-	40	40

Balance, December 31, 2015	$2,936	$40	$2,976

During the third quarter of 2015, resulting from a tax matter related to the Acquisition, we recorded an unrecognized tax benefit of approximately $2,550,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability.  During the fourth quarter of 2015, we increased the unrecognized tax benefit by $400,000 related to this tax matter.  Over the next twelve months, the Company believes that the unrecognized tax benefits will not decrease.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2011, and with respect to California state income tax returns through 2010.

13.          EARNINGS PER SHARE

Basic earnings per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations.  The numerators and denominators used to calculate basic and diluted earnings per share for 2015, 2014 and 2013 are as follows (in thousands):

Basic earnings per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations.  The numerators and denominators used to calculate basic and diluted earnings per share for 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Numerator – net income attributable to HomeFed Corporation common shareholders	$5,835	$3,886	$11,268

Denominator for basic earnings per share– weighted average shares	15,396	13,364	7,880

Stock options	30	38	13

Denominator for diluted earnings per share– weighted average shares	15,426	13,402	7,893

Options to purchase 9,600,  4,400 and 6,000 weighted-average shares of common stock were outstanding during the years ended December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

14.         COMMITMENTS AND CONTINGENCIES

BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  See Note 15 for information concerning BRP Leasing’s minimum annual rental expense.

Future minimum annual rental income (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) from real estate held for investment are aggregated as follows at December 31, 2015 (in thousands):

2016	$4,586
2017	4,449
2018	3,371
2019	2,683
2020	2,504
Thereafter	15,119
$32,712

A school at the SweetBay Project has an outstanding loan of $5,525,000 for which we have pledged 42 acres of land as collateral; although we are not obligated to repay the loan, should the school fail to do so, we could lose the land we have pledged as collateral.

Our corporate office space is leased under a non-cancellable lease that expires in October 2018.  Rental expense (net of sublease income) was $250,000,  $250,000 and $350,000, respectively, for 2015, 2014 and 2013.  Future minimum annual rentals (exclusive of real estate, maintenance and other charges) are approximately $250,000 per year for the remainder of the lease term.  A portion of this space is leased to Leucadia; see Note 15 for more information.

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the “City”) prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the project pursuant to the terms of agreements entered into when the project was acquired by us.  We are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, one of our subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2015, the amount of outstanding bonds was approximately $3,850,000, none of which has been drawn upon.

We are also required to obtain infrastructure improvement bonds for the benefit of the City of Virginia Beach in connection with the Ashville Park project.  As of December 31, 2015, the amount of outstanding bonds was approximately $1,300,000, none of which has been drawn upon.

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

As more fully discussed in the 2013 10-K, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay.  The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.   Otay and Flat Rock had commenced a lawsuit in California Superior Court seeking compensation from the parties who they believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.   As a result, the defendants may be entitled to be reimbursed by us for their legal costs incurred, and we have accordingly accrued $350,000 during the first quarter of 2015 as we believe that such loss is probable and reasonably estimable.  In addition, the defendants are seeking to recover attorney’s fees in the amount of approximately $13,500,000 pursuant to an attorneys’ fee provision in Otay Land’s purchase agreement for the property.  In August 2015, the court denied the defendants’ request for recovery of attorney fees.  The defendants have appealed the ruling.  Based on our evaluation of applicable law, we believe the claim for attorney’s fees is without merit and we intend to defend against this claim vigorously.  We can give no assurances as to the ultimate outcome of this matter or that any appeal will be successful.

During the course of the Otay and Flat Rock litigation, we settled with one of the peripheral defendants which settlement included a cash payment of $400,000 and an assignment of the settling defendant’s then pending lawsuit in California Superior Court for the County of Orange against several other co-defendants for the costs of the settling defendant’s defense fees and costs and indemnification for settlement monies paid in connection with the environmental cost recovery action.  Otay and Flat Rock proceeded to prosecute that assigned action and obtained a judgment against some of the defendants in an amount in excess of $4,000,000.  In January 2016, we collected $1,000,000 of this judgment to settle the matter.  However, other defendants prevailed on a defense resulting in a defense judgment against Otay and Flat Rock subjecting them to payment of the prevailing defendants’ litigation costs and attorneys’ fees.   As a result, we paid $200,000 during the third quarter of 2015.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At December 31, 2015, $1,400,000 was in the escrow account and is classified as restricted cash.

We have purchased insurance policies for general liability coverage including completed operations for our San Elijo Hills, Ashville Park and SweetBay projects with limits ranging from $5,000,000 to $17,000,000.  No claims have ever been made under these policies.  In addition, we are indemnified by our homebuilders and we are named as an additional insured party under the policies of any contractor who works on the property.

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of December 31, 2015 was approximately $30,650,000 of which includes approximately $9,250,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

We are subject to litigation which arises in the course of our business.  We do not believe that the ultimate resolution of any such matters will materially affect our consolidated financial position, our consolidated results of operations or liquidity.

15.         RELATED PARTY TRANSACTIONS

Joseph S. Steinberg, the chairman of our Board of Directors, and Ian M. Cumming, one of our directors, are each parties to a Purchase Agreement with us and the Guarantors, pursuant to which they each purchased Notes with a value of $5 million, or four percent (4%), of the principal amount of the Notes issued (such purchases, the “Affiliate Note Purchases”).   Mr. Steinberg is also chairman of the Board of Directors of Leucadia. Each of Messrs. Steinberg and Cumming is considered to be a “Related Person” under our Related Person Transactions policy (the “Policy”).  Accordingly, pursuant to and in accordance with the Policy and taking into account all relevant facts and circumstances, the Audit Committee considered the Affiliate Note Purchases and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Messrs. Steinberg and Cumming abstaining from the vote).

Pursuant to a Placement Agency Agreement, Jefferies acted as Placement Agent for the Notes.  Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Leucadia. Leucadia is our affiliate and a “Related Person” under the Policy.  Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreement and approved, and recommended to the Board the approval of, the Placement Agency Agreement, which was unanimously approved by the Board (with Brian Friedman, Chairman of the Executive Committee of Jefferies Group LLC and Joseph S. Steinberg, abstaining from the vote).  Pursuant to the Placement Agency Agreement, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering and will receive a fee equal to 50 basis points of the net proceeds from the sale of the Notes on each of the first and second anniversary of the Issue Date provided that Notes are outstanding at such dates.  Additionally, we and each of the Guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

We sold a home in Rockport, Maine to one of our Directors, Patrick Bienvenue, for $375,000 which closed during the fourth quarter of 2015.  The home sale was approved by the Audit Committee in accordance with our related party transaction policy taking into consideration the results of an independent appraisal, among other factors.

Brooklyn Renaissance Plaza

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

Included in accounts receivable, deposits and other assets is $3,750,000 representing BRP Leasing’s share of undistributed amounts under the pooling agreement at December 31, 2015.  For the year ended December 31, 2015, rental income includes BRP Leasing’s share of the pooling agreement of $5,300,000, and rental income includes $7,450,000 of sublease income for the five floors originally sublet by Empire.  Rental income includes a non-cash reduction of $1,650,000 for amortization related to purchase price accounting.  For the year ended December 31, 2015, rental operating expenses includes rent paid to BRP Holding (for all nine floors) of $11,250,000.

Future minimum annual rental income (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) from subleasing office space and participation in the pooling agreement is as follows at December 31, 2015 (in thousands):

2016	$12,129
2017	12,299
2018	10,266
2019	-
2020	-
Thereafter	-
$34,694

Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay rent to BRP Holding for office space is as follows at December 31, 2015 (in thousands):

2016	$7,561
2017	7,561
2018	6,301
2019	-
2020	-
Thereafter	-
$21,423

Leucadia

A portion of our corporate office space is sublet to Leucadia.  Sublease payments from Leucadia reflected in other income were $12,000 in each of 2015, 2014 and 2013.

We also received $5,000 of fee income per month related to the management and supervision of certain real estate in the Maine projects retained by Leucadia.  For the years ended December, 31, 2015 and 2014, we recognized $60,000 and $45,000, respectively.  This agreement was terminated on December 31, 2015, and no future income will be earned.

Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to us, including providing the services of the Company’s Secretary.  Administrative fees paid to Leucadia were $180,000 in each of 2015, 2014 and 2013.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

Leucadia is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project; see Note 14 for more information.

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

16.          FAIR VALUE

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):
	December 31, 2015
	Carrying	Fair
	Amount	Value
Financial Liabilities:
Long-term debt (a)	$116,010	$117,447

(a)

The fair value of the long-term debt was determined by utilizing available market data inputs that are considered level 2 inputs.  Quoted prices are available but trading is infrequent.  We utilized the available market data based on the quoted market prices to determine an average fair market value over the last 10 business days of the reporting period.

No assets or liabilities were measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014.

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

Certain information concerning our segments for the years ended 2015, 2014 and 2013 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  Certain real estate projects acquired from Leucadia became wholly owned subsidiaries as of March 28, 2014.

During June 2015, we received proceeds of $123,750,000 from the issuance of the Notes (refer to Note 7 for further details) and used  the proceeds in July 2015 to purchase approximately 1,600 acres in the Otay Ranch area of San Diego County, California which is reflected in the real estate segment.

	2015	2014	2013
	(in thousands)
Revenues:
Real estate	$64,484	$54,294	$51,738
Farming	5,042	5,199	5,054
Corporate	12	12	12
Total consolidated revenues	$69,538	$59,505	$56,804

Income (loss) from continuing operations before income
taxes and noncontrolling interest:
Real estate	$16,137	$14,470	$24,822
Farming	1,242	1,719	1,899
Corporate	(8,620)	(9,974)	(7,519)
Total consolidated income from continuing operations
before income taxes and noncontrolling interest	$8,759	$6,215	$19,202

Depreciation and amortization expenses:
Real estate	$3,999	$3,781	$191
Farming	161	49	-
Corporate	33	27	48
Total consolidated depreciation and amortization expenses	$4,193	$3,857	$239

Identifiable assets employed:
Real estate	$522,410	378,170
Farming	12,894	11,531
Corporate	20,007	43,488
Total consolidated assets	$555,311	433,189

18.          SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2015:
Sales of real estate	$940	$1,841	$8,773	$29,040
Rental income	$5,458	$5,876	$6,068	$5,808
Farming revenues	$-	$-	$4,988	$54
Co-op marketing and advertising fees	$153	$217	$193	$129
Cost of sales	$264	$1,346	$6,561	$14,072
Farming expenses	$898	$870	$1,226	$473
Income (loss) from operations	$(5,825)	$(2,997)	$2,944	$13,022
Net income (loss) attributable to HomeFed
Corporation common shareholders	$(3,237)	$(1,475)	$2,069	$8,478
Basic earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.21)	$(0.10)	$0.13	$0.55
Diluted earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.21)	$(0.10)	$0.13	$0.55

2014:
Sales of real estate	$2,622	$16,708	$2,632	$13,675
Rental income	$287	$5,591	$6,004	$5,741
Farming revenues	$-	$-	$4,600	$599
Co-op marketing and advertising fees	$278	$290	$216	$262
Cost of sales	$1,350	$10,920	$308	$6,015
Farming expenses	$991	$934	$980	$409
Income (loss) from operations	$(3,282)	$2,354	$2,526	$3,543
Net income (loss) attributable to HomeFed
Corporation common shareholders	$(1,981)	$1,255	$1,554	$3,058
Basic earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.24)	$0.08	$0.10	$0.20
Diluted earnings (loss) per common share attributable to
HomeFed Corporation shareholders	$(0.24)	$0.08	$0.10	$0.20

In 2015 and 2014, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

19.          SUBSEQUENT EVENTS

On December 10, 2015, in accordance with the Indenture governing the Notes, we launched a tender offer for Notes in an aggregate amount equal to the proceeds received from certain asset sales and on January 8, 2016, extended such offer (the “2016 Asset Sale Offer”).  On January 28, 2016, we closed on the 2016 Asset Sale Offer and, as a result, repurchased at par an aggregate principal amount of $618,000 of outstanding Notes from participating holders.  We additionally paid an aggregate of approximately $3,000 of accrued interest to the date of such repurchase to holders that tendered notes in the 2016 Asset Sale Offer.

As previously disclosed, Otay and Flat Rock secured a judgment against certain defendants in the California Superior Court for the County of Orange in January, 2015.  Our efforts to enforce and collect that judgment against the judgment debtors were resolved in January 2016, and resulted in recovery of $1,000,000 in the first quarter of 2016.

In January 2016, we closed on the sale of six single family lots with a homebuilder at The Market Common for $300,000.  In February 2016, we also closed on the sale of five multi-family lots at The Market Common for $125,000.

We are required to obtain infrastructure improvement bonds for the benefit of the City of Chula Vista in connection with the Otay Land project.  In January 2016, we secured bonds of approximately $17,750,000.