Form 10-Q
period 2016-03-31
HOMEFED CORP
filed 2016-05-04
CIK 833795

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

__________

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On April 29, 2016, there were 15,416,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(Dollars in thousands, except par value)
(Unaudited)	March 31,	December 31,
	2016	2015
ASSETS
Real estate held for development	$311,053	$301,683
Real estate held for investment, net	43,090	43,347
Cash and cash equivalents	54,809	66,676
Restricted cash	6,359	6,395
Investment held to maturity, at amortized cost	10,869	10,603
Equity method investments	99,049	100,091
Accounts receivable, deposits and other assets	18,194	16,719
Intangible assets, net	8,463	9,179
Net deferred tax asset	1,720	618

TOTAL	$553,606	$555,311

LIABILITIES
Accounts payable and accrued liabilities	$9,487	$7,899
Below market lease contract intangibles, net	3,360	3,572
Non-refundable option payments	25	25
Liability for environmental remediation	1,454	1,466
Deferred revenue	1,515	2,334
Income taxes payable	-	3,022
Accrued interest payable	1,903	-
Other liabilities	5,044	4,583
Long-term debt, net	115,691	116,010

Total liabilities	138,479	138,911

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,414,500 and 15,407,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	598,110	597,922
Accumulated deficit	(193,153)	(191,695)
Total HomeFed Corporation common shareholders' equity	405,111	406,381
Noncontrolling interest	10,016	10,019
Total equity	415,127	416,400

TOTAL	$553,606	$555,311

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2016 and 2015
(In thousands, except per share amounts)
(Unaudited)

	2016	2015
REVENUES
Sales of real estate	$1,893	$940
Rental income	5,883	5,458
Co-op marketing and advertising fees	114	153
	7,890	6,551

EXPENSES
Cost of sales	965	264
Rental operating expenses	4,207	4,369
Farming expenses	1,126	898
General and administrative expenses	3,399	4,157
Depreciation and amortization	1,017	1,048
Administrative services fees to Leucadia National Corporation	45	45
	10,759	10,781

Loss before losses from equity method investments	(2,869)	(4,230)

Losses from equity method investments	(1,064)	(1,595)

Loss from operations	(3,933)	(5,825)

Interest and other income	1,362	349

Loss before income taxes and noncontrolling interest	(2,571)	(5,476)

Income tax benefit	1,110	2,230

Net loss	(1,461)	(3,246)

Net loss attributable to the noncontrolling interest	3	9

Net loss attributable to HomeFed Corporation common shareholders	$(1,458)	$(3,237)

Basic and diluted loss per common share attributable to HomeFed Corporation common shareholders	$(0.09)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the periods ended March 31, 2016 and 2015
(In thousands)
(Unaudited)
	2016	2015

Net loss	$(1,461)	$(3,246)

Other comprehensive loss	-	-

Comprehensive loss	(1,461)	(3,246)

Comprehensive loss attributable to the noncontrolling interest	3	9

Comprehensive loss attributable to HomeFed Corporation common shareholders	$(1,458)	$(3,237)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2016 and 2015
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2015	$154	$597,271	$-	$(197,530)	$399,895	$12,651	$412,546

Net loss				(3,237)	(3,237)	(9)	(3,246)
Share-based compensation expense		52			52		52

Balance, March 31, 2015	$154	$597,323	$-	$(200,767)	$396,710	$12,642	$409,352

Balance January 1, 2016	$154	$597,922	$-	$(191,695)	$406,381	$10,019	$416,400

Net loss				(1,458)	(1,458)	(3)	(1,461)
Exercise of options to purchase common shares, including excess tax benefit		170			170		170
Share-based compensation expense		18			18		18

Balance, March 31, 2016	$154	$598,110	$-	$(193,153)	$405,111	$10,016	$415,127

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2016 and 2015
(In thousands)
(Unaudited)
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,461)	$(3,246)
Adjustments to reconcile net loss to net cash used for operating activities:
Losses from equity method investments	1,064	1,595
Benefit for deferred income taxes	(713)	(1,197)
Share-based compensation expense	18	52
Depreciation and amortization of property, equipment and leasehold improvements	116	88
Other amortization	1,243	1,284
Amortization related to issuance costs and debt discount of Senior Notes	299	-
Amortization related to investments	(266)	(281)
Acquisition of real estate, held for development	-	(3,750)
Changes in operating assets and liabilities:
Real estate, held for development	(7,747)	(2,463)
Real estate, held for investment	(94)	(396)
Restricted cash related to development activities	36	13
Accounts receivable, deposits and other assets	(570)	(115)
Deferred revenue	(819)	(206)
Accounts payable and accrued liabilities	(88)	295
Liability for environmental remediation	(12)	(22)
Accrued interest payable	1,903	-
Income taxes receivable/payable	(4,378)	(1,795)
Other liabilities	72	(43)
Net cash used for operating activities	(11,397)	(10,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	-	(21,795)
Proceeds from maturities of investments available for sale	-	21,900
Investments in equity method investments	(22)	-
Net cash provided by (used for) investing activities	(22)	105

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of debt	(618)	-
Exercise of options to purchase common shares	170	-
Net cash used for financing activities	(448)	-

Net decrease in cash and cash equivalents	(11,867)	(10,082)

Cash and cash equivalents, beginning of period	66,676	61,495

Cash and cash equivalents, end of period	$54,809	$51,413

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,128	$762
Cash paid for interest (net of amounts capitalized)	$-	$-

Non-cash operating and investing activities:
Project development costs incurred that remain payable at end of period	$5,870	$3,520

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

1.   Accounting Developments

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in our audited consolidated financial statements for the year ended December 31, 2015, which are included in our Annual Report filed on Form 10-K for such year (the “2015 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2015 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  We early adopted during 2015 when our long term debt was issued.

In January 2016, we adopted the FASB's new guidance that amended the consolidation guidance including changes to both the variable and voting interest models used to evaluate whether an entity should be consolidated.  This guidance also eliminates the deferral of certain consolidation standards for entities considered to be investment companies.  The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued new guidance that affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of lease assets and lease liabilities on the Statement of Financial Condition. The guidance is effective for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

In March 2016, the FASB issued new guidance to simplify and improve accounting for share-based payments. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Certain amounts have been reclassified to be consistent with the 2016 presentation.

2.   Acquisition

During 2014, we closed on the acquisition of substantially all of the real estate properties and operations of Leucadia National Corporation (“Leucadia”), their membership interests in Brooklyn Renaissance Holding Company LLC (“BRP Holding”) and Brooklyn Renaissance Hotel LLC (“BRP Hotel,” and collectively with

BRP Holding, “Brooklyn Renaissance Plaza”), and cash in exchange for 7.5 million newly issued unregistered HomeFed common shares (the “Acquisition”).  The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $215,700,000 (or approximately $29 per our common share included in the consideration) was based on the fair value of the assets and liabilities acquired in the transaction and represented management’s best estimates.

3.   Investment Held to Maturity

In connection with the sales of real estate at The Market Common, Leucadia purchased bonds designated as “Tax Increment Bonds (Myrtle Beach Air Force Base Redevelopment Project Area, Junior Lien Series 2006B)” (the “Series 2006B Bonds”) issued by the City of Myrtle Beach, South Carolina (the “City”).  We acquired these bonds as part of the Acquisition.  Interest and principal on the Series 2006B Bonds are special obligations of the City payable only from specified tax increment to be deposited in a special revenue account pursuant to an ordinance enacted by the City Council.  The Series 2006B Bonds are junior to Series 2006A Bonds issued by the City.  Interest and principal on the Series 2006B Bonds will not be paid until there is sufficient tax increment to service the interest and principal due on the Series 2006A Bonds and to establish various reserves and deposits.  The tax increment that is pledged to service both bond series is generated from developed and to be developed residential and commercial property owned by us, and from two other large residential development projects adjacent to our project owned by third parties that are currently under development.  Currently there is not sufficient tax increment to fully pay interest on the Series 2006B Bonds.    The Series 2006B Bonds bear interest at the rate of 7.5% per annum, payable semi-annually.  The Series 2006B Bonds mature in October 2031.

The Series 2006B Bonds have been classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated approximately $12,950,000 at March 31, 2016.    The par value, amortized cost and estimated fair value of investments classified as held to maturity as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other
			for	Observable	Unobservable	Total
	Par	Amortized	Identical Assets	Inputs	Inputs	Fair Value
	Value	Cost	(Level 1)	(Level 2)	(Level 3)	Measurements
March 31, 2016
Non-public bond	$10,050	$10,869	$-	$-	$11,816	$11,816

December 31, 2015
Non-public bond	$10,050	$10,603	$-	$-	$11,538	$11,538

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

4.   Intangible Assets

A summary of intangible assets is as follows (in thousands):

	March 31,	December 31,	Amortization
	2016	2015	(in years)
Above market lease contracts, net of accumulated amortization of $4,524 and $3,969	$6,349	$6,905	1 to 24
Lease in place value, net of accumulated amortization of $1,972 and $1,811	2,114	2,274	1 to 24
Intangible assets, net	$8,463	$9,179

Below market lease contracts, net of accumulated amortization of $2,227 and $2,016	$3,360	$3,572	1 to 24

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

Amortization expense on intangible assets was $150,000 and $200,000 for the three months ended March 31, 2016 and 2015, respectively.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2016 - $400,000; 2017 - $500,000; 2018 - $300,000; 2019 - $150,000; 2020 - $100,000 and thereafter - $700,000.

5.   Equity Method Investments

We own 61.25% membership interest in BRP Holding.   Although we have a majority interest, we concluded that we do not have control but only the ability to exercise significant influence on this investment.  As such, we account for BRP Holding under the equity method of accounting.  We also own a 25.8% membership interest in BRP Hotel and we account for it under the equity method of accounting.

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

At March 31, 2016 and December 31, 2015, our equity method investments are comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015
BRP Holding	$74,750	$74,753
BRP Hotel	24,299	25,338
Total	$99,049	$100,091

Income (losses) from equity method investments includes the following for the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015

BRP Holding	$(3)	$(952)
BRP Hotel	(1,061)	(643)
Total	$(1,064)	$(1,595)

6.   Debt

In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of April 29, 2016, no amounts have been drawn under either line of credit.

On June 29, 2015, we and our domestic wholly-owned subsidiaries as Guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which the Purchasers agreed to purchase an aggregate of $125,000,000 of 6.5% Senior Notes due 2018 (the “Notes”) from us in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the Notes was 99% of the principal amount.    Pursuant to the Placement Agency Agreement, Jefferies LLC (“Jefferies”), an indirect wholly-owned subsidiary of Leucadia, received a fee equal to 50 basis points from the gross proceeds of the offering and will receive a fee equal to 50 basis points of the gross proceeds from the sale of the Notes on each of the first and second anniversary of the Issue Date provided that Notes are outstanding at such dates.  At March 31, 2016 and December 31, 2015, the Senior Notes are presented on the Consolidated Balance Sheet net of issuance costs and the debt discount.

The Notes, which were issued on June 30, 2015, pursuant to an indenture dated June 30, 2015, among us, the Guarantors and Wilmington Trust, N.A. as trustee (the “Indenture”) will mature on June 30, 2018 at which time all principal and unpaid interest will be due.  The Notes are fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture and guaranteed by any of our future domestic wholly-owned subsidiaries.  Interest on the Notes will accrue at a rate of 6.50% per annum and will be payable semi-annually in arrears on July 1 and January 1, commencing January 1, 2016.  The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness collateralized by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally certain customary events of default may result in an acceleration of the maturity of the Notes.  The Notes are senior unsecured obligations of the Company and the guarantees are the senior unsecured obligations of the Guarantors.  At March 31, 2016, we are in compliance with all debt covenants.

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

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $2,200,000 for the three months ended March 31, 2016.

The Notes are presented on the Balance Sheet net of issuance costs of $550,000 and $750,000 and debt discount of $900,000 and $1,000,000 at March 31, 2016 and December 31, 2015, respectively.

7.   Income Taxes

During 2015, resulting from a tax matter related to the Acquisition, we recorded an unrecognized tax benefit of approximately $2,950,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability.  During the first quarter of 2016, we increased the unrecognized tax benefit by approximately $400,000 related to this tax matter.  Over the next twelve months, the Company believes that the unrecognized tax benefits will increase.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2011, and with respect to California state income tax returns through 2010.

8.   Loss Per Common Share

Basic and diluted loss per share amounts were calculated by dividing net loss by the weighted average number of common shares outstanding.    The numerators and denominators used to calculate basic and diluted loss per share for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Numerator – net loss attributable to HomeFed Corporation common shareholders	$(1,458)	$(3,237)

Denominator for basic loss per share– weighted average shares	15,411	15,388

Stock options	-	-

Denominator for diluted loss per share– weighted average shares	15,411	15,388

If the effect of stock options were not antidilutive due to our loss, weighted average shares outstanding would have increased by 16,000 and 34,000 for the three months ended March 31, 2016 and 2015, respectively.

9.   Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Liabilities:
Long-term debt (a)	$115,691	$116,149	$116,010	$117,447

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

10.   Related Party Transactions

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

Brooklyn Renaissance Plaza:

As more fully discussed in our 2015 10-K, BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at March 31, 2016 (in thousands):

Remainder of 2016	$5,671
2017	7,561
2018	6,301
$19,533

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Leucadia:

Pursuant to an administrative services agreement, Leucadia provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000  for each of the three months ended March 31, 2016 and 2015.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended March 31, 2016 and 2015.

Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s Board, and one of our Directors, Brian P. Friedman, is the President of Leucadia.

Leucadia is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project; see Note 14 for more information.

11.   Interest and Other Income

Interest and other income includes interest income of $300,000 for each of the three months ended March 31, 2016 and 2015.  Interest and other income includes a  $1,000,000 recovery in 2016 from the judgment against certain defendants in the California Superior Court for the County of Orange in January 2015 (see Note 14 for additional details on this legal matter).

12.  Real Estate Sales Activity

San Elijo Hills project:

There were no sales at the San Elijo Hills project during the three month periods ended March 31, 2016 and 2015.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement.

In the fourth quarter of 2015, we entered into a  contract with a local developer to sell phase one and phase two of the Towncenter as well as a two acre site in the Towncenter previously designated as a church site for a purchase price of $6,400,000.  The purchase is contingent on the buyer obtaining plan approval from the City of San Marcos, the timing of which is uncertain.

Ashville Park project:

There were no sales at the Ashville Park project during the three month periods ended March 31, 2016 and 2015.

As of April 29, 2016, we have entered into an agreement to sell the visitor center for net cash consideration of $500,000; the transaction is expected to close during the second quarter of 2016. Construction of the clubhouse and pool amenity at the Ashville Park project is substantially complete.  The timing of the development and sale of the remaining 195 entitled lots at the project is uncertain.

The Market Common:

For the three months ended March 31, 2016 and 2015, we closed on sales of real estate at The Market Common as follows:

	2016		2015
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	11	$550,000	2	$70,000
Multi-family lots	5	150,000	10	250,000
Profit sharing agreements	N/A	300,000	N/A	400,000

As of April 29, 2016, we have entered into an agreement to sell 41 single family lots for $1,800,000 and 83 multi-family lots for $1,350,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

Maine projects:

In January 2016, we closed on the sale of a multi-family unit in Rockport, Maine and received cash proceeds of $100,000.

During March 2016, we entered into a contract to sell the remaining two lots at Rockport, Maine for aggregate cash proceeds of $600,000 which is expected to close during the second quarter of 2016.

SweetBay project:

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project.  The model complex and welcome center are now open, and in April 2016, we began accepting reservations for homes with potential buyers.

13. Real Estate Acquisitions

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase is contingent upon approval of the 67 lot entitlement into our project by City of Virginia Beach within 180 days from the effective date of the agreement which was extended to June 30, 2016.  If approved, the remaining amount will not be due until the earlier of (i) the first lot closing of the additional 67 lots added to the entitlements or (ii) December 31, 2018.

We are pursuing fee title to the Pacho Property located in San Luis Obispo County, CA, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $18,100,000 at March 31, 2016 .  If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $2,200,000 for the three months ended March 31, 2016.

14.  Commitments

BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  See Note 10 for information concerning BRP Leasing’s minimum annual rental expense.

In April 2016, the school at the SweetBay project refinanced its $5,500,000 loan for which we had pledged 42 acres of land as collateral.  The school increased the total loan to $8,100,000.  Additionally, we dedicated the school site land and building to the school and terminated their below market lease.  We were also released from our 42 acres of land pledged as collateral.  We retained a repurchase right in the event the school defaults on their loan.  The loan is now only secured by the school cash flow and the real estate now owned by the school.

For real estate development projects, we are generally required to obtain infrastructure improvement bonds at the beginning of construction work and warranty bonds upon completion of such improvements.  These bonds are issued by surety companies to guarantee satisfactory completion of a project and provide funds primarily to a municipality in the event we are unable or unwilling to complete certain infrastructure improvements.  As we develop the planned area and the municipality accepts the improvements, the bonds are released.  Should the respective municipality or others draw on the bonds for any reason, certain of our subsidiaries would be obligated to pay.

Specifically for the San Elijo Hills project, Leucadia is contractually obligated to obtain these bonds on behalf of the project pursuant to the terms of agreements entered into when the project was acquired by us.  We are responsible for paying all third party fees related to obtaining the bonds.

As of March 31, 2016, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$17,750,000
San Elijo Hills project	$1,900,000
Ashville Park project	$1,200,000

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

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At March 31, 2016, $1,350,000 was in the escrow account and is classified as restricted cash.

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of March 31, 2016 was approximately $28,600,000, which includes approximately $9,050,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

As more fully discussed in the Annual Report filed on Form 10-K for the year ended December 31, 2013, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay.  The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.  Otay and Flat Rock had commenced a lawsuit in California Superior Court seeking compensation from the parties who they believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.  As a result, the defendants may be entitled to be reimbursed by us for their legal costs incurred, and we have accordingly accrued $350,000 during the first quarter of 2015 as we believed that such loss was probable and reasonably estimable.  In addition, the defendants are seeking to recover attorney’s fees in the amount of approximately $13,500,000 pursuant to an attorneys’ fee provision in Otay Land’s purchase agreement for the property.  In August 2015, the court denied the defendants’ request for recovery of attorney fees.  The defendants have appealed the ruling.  Based on our evaluation of applicable law, we believe the claim for attorney’s fees is without merit and we intend to defend against this claim vigorously.  We can give no assurances as to the ultimate outcome of this matter or that any appeal will be successful.

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

15. Segment Information

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, all of which were acquired during 2014 in the Acquisition.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard.  Corporate primarily consists of interest income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three months ended March 31, 2016 and 2015 is presented in the following table

2016	2015
(in thousands)

Revenues:
Real estate	$7,887	$6,548
Corporate	3	3
Total consolidated revenues	$7,890	$6,551

Income (loss) from continuing operations before income
taxes and noncontrolling interest:
Real estate	$763	$(2,184)
Farming	(1,227)	(988)
Corporate	(2,107)	(2,304)
Total consolidated income from continuing operations
before income taxes and noncontrolling interest	$(2,571)	$(5,476)

Depreciation and amortization expenses:
Real estate	$952	$1,016
Farming	54	25
Corporate	11	7
Total consolidated depreciation and amortization expenses	$1,017	$1,048

Identifiable assets employed:	March 31, 2016	Dec 31, 2015
Real estate	$526,406	$522,410
Farming	12,342	12,894
Corporate	14,858	20,007
Total consolidated assets	$553,606	$555,311

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

16.  Subsequent Events

In April 2016, through a HomeFed subsidiary as the managing member, we formed a limited liability company (the “LLC”) to own and develop an approximate 450 acre community in the Otay Ranch General Plan Area of Chula Vista, California and entered into an operating agreement with three builders as members of the LLC.  We made an initial capital contribution of $20,000,000 representing the fair market value of land contributed to the LLC after considering proceeds of $30,000,000 received from the builders at closing, which represents the value of their capital contributions. The transaction, planned for 948 homes, closed on April 27, 2016.

The builders are obligated to contribute an additional $20,000,000 to the LLC on or after January 3, 2017 upon notice from us that the final map has been recorded subdividing the land into final development parcels and notice that certain other conditions of approval have been completed.

The LLC agreement provides that we are responsible for the remaining cost of developing the community infrastructure with funding guaranteed by HomeFed and the builders are responsible for the remaining construction and the marketing of the 948 homes with funding guaranteed by their respective parent entities.

In April 2016, we received $1,300,000 from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390.

In April 2016, we sold five single family lots at The Market Common for cash proceeds of $235,000.

We invested $500,000 in BRP Hotel to provide funding for the renovation of the hotel during April 2016.  Our estimated portion of additional funding is $3,350,000 to complete the hotel renovation.  Contributions are made on a pro rata basis, and thus, ownership percentages will remain constant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K for the fiscal year ended December 31, 2015 (the “2015 10-K”).

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

Transaction with Leucadia

During 2014, we closed on the acquisition of substantially all of the real estate properties and operations of Leucadia National Corporation (“Leucadia”), their membership interests in Brooklyn Renaissance Holding Company LLC (“BRP Holding”) and Brooklyn Renaissance Hotel LLC (“BRP Hotel,” and collectively with BRP Holding, “Brooklyn Renaissance Plaza”), and cash in exchange for 7.5 million newly issued unregistered HomeFed common shares (the “Acquisition”).  The Acquisition was accounted for using the acquisition method of accounting.  The aggregate purchase price of approximately $215,700,000 (or approximately $29 per our common share included in the consideration) was based on the fair value of the assets and liabilities acquired in the transaction and represented management’s best estimates.

Results of Operations

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, all of which were acquired during 2014 in the Acquisition.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard.  Corporate primarily consists of interest income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three months ended March 31, 2016 and 2015 is presented in the following table.

	2016	2015
	(in thousands)
Revenues:
Real estate	$7,887	$6,548
Corporate	3	3
Total consolidated revenues	$7,890	$6,551

Income (loss) from continuing operations before income
taxes and noncontrolling interest:
Real estate	$763	$(2,184)
Farming	(1,227)	(988)
Corporate	(2,107)	(2,304)
Total consolidated income from continuing operations
before income taxes and noncontrolling interest	$(2,571)	$(5,476)

Real Estate

Otay Land Project:

There were no sales of real estate at the Otay Land project during the three months ended March 31, 2016 and 2015.

General and administrative expenses decreased by $200,000 for the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to decreased legal fees relating to the Flat Rock litigation (see Note 14 for more information).

Interest and other income increased by $1,000,000 during the three month 2016 period versus the three month 2015 period due to the recovery of $1,000,000 in 2016 from the judgement against certain defendants in the California Superior Court for the County of Orange in January 2015.

San Elijo Hills Project:

There were no real estate sales at the San Elijo Hills project during the three months ended March 31, 2016 and 2015.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three months ended March 31, 2016, revenues include amounts that were previously deferred of $500,000.  Revenues were insignificant from previously deferred amounts for the three months ended March 31, 2015.

We recorded co-op marketing and advertising fee revenue of approximately $80,000 and $70,000 for the three months ended March 31, 2016 and 2015, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes, and the fees are based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate was $250,000 for the three months ended March 31, 2016 and insignificant for the three months ended March 31, 2015.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Ashville Park:

There were no sales of real estate at the Ashville Park project during the three months ended March 31, 2016 and 2015.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $300,000 and $200,000 for the three months ended March 31, 2016 and 2015, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $30,000 and $80,000 for the three months ended March 31, 2016 and 2015, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes and the fees based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate aggregated $100,000 and $150,000 for the three months ended March 31, 2016 and 2015, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses decreased by $50,000 related to salaries expense during the three months ended March 31, 2016 as compared to the same period in 2015 due to a reduction in headcount.

The Market Common:

For the three months ended March 31, 2016 and 2015, the rental activity is as follows:

	2016	2015
Rental income	$2,500,000	$2,350,000
Amortization of lease intangibles included in rental income	(90,000)	(100,000)
Adjustment for straight-line rental income	(30,000)	(80,000)
Maximum amount of cash to be collected from rental operations	$2,380,000	$2,170,000

Rental operating expenses	$1,200,000	$1,700,000

For the three months ended March 31, 2016 and 2015, we have closed on sales of real estate as follows:

	2016	2015
Number of units sold:
Single family lots	11	2
Multi-family lots	5	10
Sales price, net of closing costs:
Single family lots	$550,000	$70,000
Multi-family lots	150,000	250,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $300,000 and $400,000 for the three months ended March 31, 2016 and 2015, respectively.

Pacho Project:

We are pursuing fee title to the Pacho Property located in San Luis Obispo County, CA, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $18,100,000 at March 31, 2016 .  If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

Brooklyn Renaissance Plaza and Hotel:

General and administrative expenses decreased by $400,000 related to capital tax expense during the three months ended March 31, 2016 as compared to the same period in 2015 due to a reduction in the estimated annual projections for New York City and New York State assessments.

BRP Leasing:

For the three months ended March 31, 2016 and 2015, the rental activity is as follows:

	2016	2015
Rental income	$3,200,000	$2,900,000
Amortization of lease intangibles included in rental income	400,000	400,000
Adjustment for straight-line rental income	(20,000)	(80,000)
Maximum amount of cash to be collected from rental operations	$3,580,000	$3,220,000

Rental operating expenses	$2,950,000	$2,600,000

Farming

Rampage Property:

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

Farming expenses increased by $250,000 during the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to well repairs and additional farming expenses associated with developing the almond orchard.

Corporate

General and administrative expenses decreased during the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to a decrease in professional and legal fees.  Professional and legal fees decreased by $200,000 due to a reduction in business activity related to potential new deals.  Compensation and benefits, however, increased by $100,000 for the three month 2016 period versus the three month 2015 period due to higher headcount added to oversee the newly acquired real assets.

Our effective income tax rate is higher than the federal statutory rate due to state income taxes.

Liquidity and Capital Resources

Net cash of $11,400,000 and $10,200,000 was used for operating activities during the three months ended March 31, 2016 and 2015, respectively, principally for payments of federal and state income taxes and real estate expenditures on held for development properties including the improvement of the almond orchard.   For the three months ended March 31, 2015, cash was also used for the acquisition of real estate held for development at the Otay Land project.

Our principal sources of funds are cash and cash equivalents, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from subsidiaries, interest income, distributions from equity method investments, Rampage property’s lines of credit and proceeds from the issuance of the Notes (as described below).

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

In 2015, we closed on the repurchase of an aggregate principal amount of $7,274,000 of outstanding Notes from participating holders, and on January 28, 2016, we closed on an aggregate principal amount of $618,000 of outstanding Notes from participating holders.  For further discussion of the Notes, which were used in part to finance the acquisition of land in the Otay Ranch area, see Note 6 to our Interim Consolidated Financial Statements.

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

San Elijo Hills Project:

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

There were no sales of real estate at the San Elijo Hills project during the three months ended March 31, 2016.  The number of units remaining to be sold is as follows:

Number of units remaining as of March 31, 2016
Single family lots	101
Multi-family units	10

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  As of March 31, 2016, 37,800 square feet of entitled and undeveloped commercial space at the San Elijo Hills project remains to be sold or leased.

In the fourth quarter of 2015, we entered into a  contract with a local developer to sell phase one and phase two of the Towncenter as well as a two acre site in the Towncenter previously designated as a church site for a purchase price of $6,400,000.  The purchase is contingent on the buyer obtaining plan approval from the City of San Marcos, the timing of which is uncertain.

Ashville Park Project:

There were no sales of real estate at the Ashville Park project during the three months ended March 31, 2016.

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase is contingent upon approval of the 67 lot entitlement into our project by City of Virginia Beach within 180 days from the effective date of the agreement which was extended to June 30, 2016.  If approved, the remaining amount will not be due until the earlier of (i) the first lot closing of the additional 67 lots added to the entitlements or (ii) December 31, 2018.

The Market Common:

Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three months ended March 31, 2016 and 2015 is comprised of the following:

	2016		2015
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	11	$550,000	2	$70,000
Multi-family lots	5	150,000	10	250,000
Profit sharing agreements	N/A	300,000	N/A	400,000

As of April 29, 2016, we have entered into an agreement to sell 41 single family lots for $1,800,000 and 83 multi-family lots for $1,350,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

We have placed $5,000,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at March 31, 2016.  Additionally, BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At March 31, 2016, $1,350,000 was in the escrow account and is reflected as restricted cash.

Other projects:

In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available that is secured by the Rampage property’s crops and matures on January 1, 2018.  As of March 31, 2016, no amounts have been drawn under either line of credit.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills and Ashville Park projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of March 31, 2016,  $1,500,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

As of March 31, 2016, we had consolidated cash and cash equivalents aggregating $54,800,000.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the regions where our business is concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Leucadia’s real estate assets and investments; influence over our affairs by our principal stockholders; our ability to generate sufficient taxable income to fully realize our deferred tax asset; limitations on our business activities imposed by the terms of our indentures and our ability to finance our development projects and related business activities.  For additional information see Part I, Item 1A. Risk Factors in the 2015 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2015 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2016.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.Exhibits.

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: May 4, 2016	By:	/s/ Erin N. Ruhe
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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.