Form 10-Q
period 2016-06-30
HOMEFED CORP
filed 2016-08-03
CIK 833795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-10153

HOMEFED CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0304982 (I.R.S. Employer

1903 Wright Place, Suite 220, Carlsbad, California (Address of principal executive offices)	Identification Number) 92008 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On July 29, 2016, there were 15,448,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Real estate held for development	$283,110	$301,683
Real estate held for investment, net	42,775	43,347
Cash and cash equivalents	67,682	66,676
Restricted cash	6,411	6,395
Investment held to maturity, at amortized cost	11,141	10,603
Equity method investments	119,047	100,091
Accounts receivable, deposits and other assets	18,060	16,719
Intangible assets, net	7,779	9,179
Net deferred tax asset	33,233	618

TOTAL	$589,238	$555,311

LIABILITIES
Accounts payable and accrued liabilities	$10,668	$7,899
Below market lease contract intangibles, net	3,140	3,572
Non-refundable option payments	25	25
Liability for environmental remediation	1,452	1,466
Deferred revenue	1,267	2,334
Income taxes payable	212	3,022
Other liabilities	5,403	4,583
Long-term debt, net	115,399	116,010

Total liabilities	137,566	138,911

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,445,500 and 15,407,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	598,911	597,922
Accumulated deficit	(157,397)	(191,695)
Total HomeFed Corporation common shareholders' equity	441,668	406,381
Noncontrolling interest	10,004	10,019
Total equity	451,672	416,400

TOTAL	$589,238	$555,311

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2016 and 2015
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Sales of real estate	$33,155	$1,841	$35,048	$2,781
Rental income	5,823	5,876	11,706	11,334
Co-op marketing and advertising fees	196	217	310	370
	39,174	7,934	47,064	14,485

EXPENSES
Cost of sales	23,829	1,346	24,794	1,610
Rental operating expenses	4,451	4,104	8,658	8,473
Farming expenses	814	870	1,940	1,768
General and administrative expenses	3,439	3,604	6,838	7,761
Depreciation and amortization	961	1,022	1,978	2,070
Administrative services fees to Leucadia National Corporation	45	45	90	90
	33,539	10,991	44,298	21,772

Income (loss) before income (losses) from equity method investments	5,635	(3,057)	2,766	(7,287)

Income (losses) from equity method investments	(273)	60	(1,337)	(1,535)

Income (loss) from operations	5,362	(2,997)	1,429	(8,822)

Interest and other income	954	439	2,316	788

Income (loss) before income taxes and noncontrolling interest	6,316	(2,558)	3,745	(8,034)

Income tax benefit	29,428	1,060	30,538	3,290

Net income (loss)	35,744	(1,498)	34,283	(4,744)

Net loss attributable to the noncontrolling interest	12	23	15	32

Net income (loss) attributable to HomeFed Corporation common shareholders	$35,756	$(1,475)	$34,298	$(4,712)

Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$2.32	$(0.10)	$2.22	$(0.31)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended June 30, 2016 and 2015
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2015	$154	$597,271	$—	$(197,530)	$399,895	$12,651	$412,546

Net loss				(4,712)	(4,712)	(32)	(4,744)
Distributions to noncontrolling interests						(3,300)	(3,300)
Exercise of options to purchase common shares, including excess tax benefit		119			119		119
Share-based compensation expense		80			80		80

Balance, June 30, 2015	$154	$597,470	$—	$(202,242)	$395,382	$9,319	$404,701

Balance January 1, 2016	$154	$597,922	$—	$(191,695)	$406,381	$10,019	$416,400

Net income				34,298	34,298	(15)	34,283
Exercise of options to purchase common shares, including excess tax benefit		953			953		953
Share-based compensation expense		36			36		36

Balance, June 30, 2016	$154	$598,911	$—	$(157,397)	$441,668	$10,004	$451,672

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2016 and 2015
(In thousands)
(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,283	$(4,744)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Losses from equity method investments	1,337	1,535
Benefit for deferred income taxes	(31,853)	(1,832)
Share-based compensation expense	36	80
Excess tax benefit from exercise of options	(6)	(19)
Depreciation and amortization of property, equipment and leasehold improvements	246	181
Other amortization	2,401	2,539
Amortization related to issuance costs and debt discount of Senior Notes	593	3
Amortization related to investments	(538)	(571)
Acquisition of real estate, held for development	—	(3,750)
Changes in operating assets and liabilities:
Real estate, held for development	5,691	(7,372)
Real estate, held for investment	(100)	149
Restricted cash related to development activities	(16)	1
Accounts receivable, deposits and other assets	(1,806)	(2,430)
Deferred revenue	(1,067)	(266)
Accounts payable and accrued liabilities	(69)	149
Liability for environmental remediation	(14)	(28)
Income taxes payable	(2,804)	(2,287)
Other liabilities	58	128
Net cash provided by (used for) operating activities	6,372	(18,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	—	(44,792)
Proceeds from sales of investments available for sale	—	33,097
Proceeds from maturities of investments available for sale	—	47,600
Investments in equity method investments	(5,115)	—
Net cash provided by (used for) investing activities	(5,115)	35,905

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	123,750
Payment of debt issuance costs	(586)	(1,069)
Distributions to noncontrolling interests	—	(3,300)
Reduction of debt	(618)	—
Exercise of options to purchase common shares	947	100
Excess tax benefit from exercise of stock options	6	19
Net cash provided by (used for) financing activities	(251)	119,500

Net increase in cash and cash equivalents	1,006	136,871

Cash and cash equivalents, beginning of period	66,676	61,495

Cash and cash equivalents, end of period	$67,682	$198,366

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,403	$828
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating and investing activities:
Land contributed as an investment in Village III Master	$15,150	$—
Project development costs incurred that remain payable at end of period	$6,627	$2,156

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance originally was effective for interim and annual periods beginning after December 15, 2016.  In July 2015, the FASB confirmed a deferral of the effective date by one year, with early adoption on the original effective date permitted.  We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

In April 2015, the FASB issued new guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  We adopted this guidance early during 2015 when our long term debt was issued. The adoption of this guidance had no effect on our consolidated financial statements.

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

There is no comprehensive income for the three and six months ended June 30, 2016 and 2015.

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

3.   Investment Held to Maturity

In connection with the sales of real estate at The Market Common, Leucadia purchased bonds designated as “Tax Increment Bonds (Myrtle Beach Air Force Base Redevelopment Project Area, Junior Lien Series 2006B)” (the “Series 2006B Bonds”) issued by the City of Myrtle Beach, South Carolina (the “City”).  We acquired these bonds as part of the Acquisition.  Interest and principal on the Series 2006B Bonds are special obligations of the City payable only from specified tax increment to be deposited in a special revenue account pursuant to an ordinance enacted by the City Council.  The Series 2006B Bonds are junior to Series 2006A Bonds issued by the City.  Interest and principal on the Series 2006B Bonds is paid after there is sufficient tax increment to service the interest and principal due on the Series 2006A Bonds and to establish various reserves and deposits.  The tax increment that is pledged to service both bond series is generated from developed and to be developed residential and commercial property owned by us, and from two other large residential development projects adjacent to our project owned by third parties that are currently under development. The Series 2006B Bonds bear interest at the rate of 7.5% per annum, payable semi-annually.  The Series 2006B Bonds mature in October 2031. Beginning in October 2016, both the Series 2006A Bonds and the Seires 2006B Bonds become eligible for refinance by the City.

The Series 2006B Bonds have been classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated approximately $13,150,000 at June 30, 2016.    The par value, amortized cost and estimated fair value of investments classified as held to maturity as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

			Fair Value Measurements Using
	Par Value	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value Measurements
June 30, 2016
Non-public bond	$10,050	$11,141	$—	$—	$12,100	$12,100

December 31, 2015
Non-public bond	$10,050	$10,603	$—	$—	$11,538	$11,538

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
໿

4.   Intangible Assets

A summary of intangible assets is as follows (in thousands):

	June 30, 2016	December 31, 2015	Amortization (in years)
Above market lease contracts, net of accumulated amortization of $5,070 and $3,969	$5,803	$6,905	1 to 24
Lease in place value, net of accumulated amortization of $2,111 and $1,811	1,976	2,274	1 to 24
Intangible assets, net	$7,779	$9,179

Below market lease contracts, net of accumulated amortization of $2,448 and $2,016	$3,140	$3,572	1 to 24

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

Amortization expense on intangible assets was $150,000 and $200,000 for the three months ended June 30, 2016 and 2015, respectively, and was $300,000 and $400,000 for the six months ended June 30, 2016 and 2015, respectively.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2016 - $250,000; 2017 - $500,000; 2018 - $300,000; 2019 - $150,000; 2020 - $100,000 and thereafter - $700,000.

5.   Equity Method Investments

In April 2016, through a HomeFed subsidiary, we formed a limited liability company, HomeFed Village III Master, LLC (“Village III Master”), to own and develop an approximate 450 acre community planned for 948 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. The basis difference will be amortized as future real estate sales occur. Although Village III Master is considered a variable interest entity, we do not consolidate since we are not deemed to be the primary beneficiary as all members share joint control through a management committee. Two of our executive officers are members of the eight-member management committee designated to consider major decisions for the Village III Master. As a result of having significant influence, we account for it under the equity method of accounting.

The builders are obligated to contribute an additional $20,000,000 to Village III Master on or after January 3, 2017 upon notice from us that the final map has been recorded subdividing the land into final development parcels and notice that certain other conditions of approval have been completed.

The Village III Master operating agreement provides that we are responsible for the remaining cost of developing the community infrastructure for which we will receive credit as a capital contribution, with funding guaranteed by HomeFed and the builders are responsible for the remaining construction and the marketing of the 948 homes, with funding guaranteed by their respective parent entities. Our share of the income earned from the sales of built homes by Village III Master will be recorded as income from equity method investments.

HomeFed is contractually obligated to obtain infrastructure improvement bonds on behalf of Village III Master. See Note 14 for more information.

We own 61.25% membership interest in BRP Holding.   Although we have a majority interest, we concluded that we do not have control but only have the ability to exercise significant influence on this investment.  As such, we account for BRP Holding under the equity method of accounting.  We also own a 25.8% membership interest in BRP Hotel and we account for it under the equity method of accounting.

We invested $2,200,000 in BRP Hotel to provide funding for the renovation of the hotel during the three months ended June 30, 2016, and in July 2016, we invested an additional $850,000 for the renovation.  As of July 29, 2016, our estimated portion of additional future funding is $300,000 to complete the hotel renovation.  Contributions are made on a pro rata basis, and thus, ownership percentages will remain constant.

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

At June 30, 2016 and December 31, 2015, our equity method investments are comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
BRP Holding	$74,348	$74,753
BRP Hotel	26,631	25,338
Village III Master	18,068	—
Total	$119,047	$100,091

Income (losses) from equity method investments includes the following for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
BRP Holding	$(402)	$(445)	$(405)	$(1,397)
BRP Hotel	129	505	(932)	(138)
Total	$(273)	$60	$(1,337)	$(1,535)

6.   Debt

In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of July 29, 2016, no amounts have been drawn under either line of credit.

On June 29, 2015, we and our domestic wholly-owned subsidiaries as Guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which the Purchasers agreed to purchase an aggregate of $125,000,000 of 6.5% Senior Notes due 2018 (the “Notes”) from us in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the Notes was 99% of the principal amount.    Pursuant to the Placement Agency Agreement,

Jefferies LLC (“Jefferies”), an indirect wholly-owned subsidiary of Leucadia, received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Notes on the first anniversary of the Issue Date and will receive a fee equal to 50 basis points of the outstanding balance on the second anniversary of the Issue Date provided that Notes are outstanding at such date.  At June 30, 2016 and December 31, 2015, the Senior Notes are presented on the Consolidated Balance Sheets net of issuance costs and the debt discount.

The Notes, which were issued on June 30, 2015, pursuant to an indenture dated June 30, 2015, among us, the Guarantors and Wilmington Trust, N.A. as trustee (the “Indenture”) will mature on June 30, 2018 at which time all principal and unpaid interest will be due.  The Notes are fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture and guaranteed by any of our future domestic wholly-owned subsidiaries.  Interest on the Notes accrues at a rate of 6.50% per annum and is payable semi-annually in arrears on July 1 and January 1 of each year.  The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness collateralized by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally certain customary events of default may result in an acceleration of the maturity of the Notes.  The Notes are senior unsecured obligations of the Company and the guarantees are the senior unsecured obligations of the Guarantors.  At June 30, 2016, we are in compliance with all debt covenants.

As of June 30, 2016, we may redeem the Notes at our option, in whole or in part, at any time from time to time at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, up to, but not including, the date of redemption, subject to the rights of holders of record at the close of business on the relevant record date to receive interest due on the relevant interest payment date falling prior to or on the redemption date.  Upon the occurrence of a Change of Control (as defined in the Indenture) after the Issue Date (as defined in the Indenture), to the extent the Notes were not otherwise redeemed, we must make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, in each case, as provided in, and subject to the terms of, the Indenture. Pursuant to the Indenture, we are required to use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date fixed for the closing of such asset sale offer.

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

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $4,400,000 for the six months ended June 30, 2016.

The Notes are presented on the Balance Sheet net of issuance costs of $950,000 and $750,000 and debt discount of $800,000 and $1,000,000 at June 30, 2016 and December 31, 2015, respectively.

7.   Income Taxes

During the second quarter of 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. The primary positive evidence considered was the formation of Village III Master with three national builders to develop and build homes at the Otay Land project and the projections of taxable income from the Otay Land and other of our projects. In addition, our minimum tax credits have no expiration. As a result, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset; accordingly, approximately $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during the three and six months ended June 30, 2016.

During 2015, resulting from a tax matter related to the Acquisition, we recorded an unrecognized tax benefit of approximately $2,950,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability.  During the six months ended June 30, 2016, we increased the unrecognized tax benefit by approximately $750,000 related to this tax matter.  Over the next twelve months, the Company believes that the unrecognized tax benefits will increase.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2011, and with respect to California state income tax returns through 2010. The Internal Revenue Service has notified us that the 2014 tax year has been selected for examination and the audit has commenced.

8.   Earnings (loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.    The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$35,756	$(1,475)	$34,298	$(4,712)

Denominator for basic earnings (loss) per share– weighted average shares	15,432	15,388	15,422	15,388

Stock options	13	—	15	—

Denominator for diluted earnings (loss) per share– weighted average shares	15,445	15,388	15,437	15,388

If the effect of stock options were not antidilutive due to our loss, weighted average shares outstanding would have increased by 37,000 for the three months ended June 30, 2015, and 35,000 for the six months ended June 30, 2015.

9.   Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Long-term debt	$115,399	$117,196	$116,010	$117,447

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

Pursuant to a Placement Agency Agreement, Jefferies acted as Placement Agent for the Notes.  Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Leucadia. Leucadia is our affiliate and a “Related Person” under the Policy.  Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreement and approved, and recommended to the Board the approval of, the Placement Agency Agreement, which was unanimously approved by the Board (with Brian Friedman, Chairman of the Executive Committee of Jefferies Group LLC and Joseph S. Steinberg, abstaining from the vote).  Pursuant to the Placement Agency Agreement, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Notes on the first anniversary of the Issue Date and will receive a fee equal to 50 basis points of the outstanding balance on the second anniversary of the Issue Date provided that Notes are outstanding at such date.  Additionally, we and each of the Guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

Village III Master:

Two of our executive officers are members of the eight-member management committee designated to consider major decisions of Village III Master. Each partner in Village III Master appointed two members to the management committee, which is controlled jointly among all members. HomeFed is contractually obligated to obtain infrastructure improvement bonds on behalf of Village III Master. See Note 14 for more information. HomeFed may also be responsible for the funding of the real estate improvement costs for the infrastructure of the development if our subsidiary that invested in Village III Master fails to do so.
Brooklyn Renaissance Plaza:

As more fully discussed in our 2015 10-K, BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at June 30, 2016 (in thousands):

Remainder of 2016	$3,781
2017	7,561
2018	6,301
$17,643

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Leucadia:

Pursuant to an administrative services agreement, Leucadia provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 and $90,000  for each of the three and six months ended June 30, 2016 and 2015, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended June 30, 2016 and 2015, and $6,000 for each of the six months ended June 30, 2016 and 2015.

Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s Board, and one of our Directors, Brian P. Friedman, is the President of Leucadia.

Leucadia is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project. See Note 14 for more information.

11.   Interest and Other Income

Interest and other income includes interest income of $250,000 and $300,000 for the three months ended June 30, 2016 and 2015, respectively, and $550,000 and $600,000 for the six months ended June 30, 2016 and 2015, respectively. During the second quarter of 2016, our subsidiary at the SweetBay project received $550,000 related to the settlement of a claim against British Petroleum ("BP") arising from the damages caused by the Deepwater Horizon incident in April 2010 and the resulting BP oil spill in the Gulf of Mexico and recognized this amount as other income.

For the six months ended June 30, 2016, interest and other income includes a $1,000,000 recovery in January 2016 from the judgment against certain defendants in the Flat Rock litigation. See Note 14 for more information on this legal matter.

12.  Real Estate Sales Activity

Otay Land project:
In April 2016, through a HomeFed subsidiary, we formed Village III Master to own and develop an approximate 450 acre community planned for 948 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders who are members of Village III Master.  We made an initial non-cash contribution of $20,000,000, which represents the fair market value of the land contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The $30,000,000 in proceeds we received from the builders at closing was recognized as revenue from sales of real estate for the three and six months ended June 30, 2016. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a difference in basis of $4,850,000. The basis difference will be amortized as future real estate sales occur. Our share of the income earned from the sales of built homes by Village III Master will be recorded as income from equity method investments. See Note 5 for more information on this transaction.

San Elijo Hills project:
There were no sales at the San Elijo Hills project during the three and six month periods ended June 30, 2016 and 2015.

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

In the fourth quarter of 2015, we entered into a contract with a local developer to sell phase one and phase two of the Towncenter as well as a two acre site in the Towncenter previously designated as a church site for a purchase price of $6,400,000.  The purchase is contingent on the buyer obtaining plan approval from the City of San Marcos, and is expected to close in the fourth quarter of 2016. As of June 30, 2016, phase one of the Towncenter is considered a held for sale asset. The carrying amount of the phase one Towncenter asset, included in the Real estate held for investment line item on the Consolidated Balance Sheets and part of the real estate segment, is $3,400,000 at June 30, 2016.

Ashville Park project:
During the three and six months ended June 30, 2016, we sold the former visitor center for net cash proceeds of $550,000 which generated a gross profit of $250,000. There were no sales at the Ashville Park project during the three and six months ended June 30, 2015.

Construction of the clubhouse and pool amenity at the Ashville Park project is substantially complete.  The timing of the development and sale of the remaining 195 entitled lots at the project is uncertain.

The Market Common:
For the three and six months ended June 30, 2016 and 2015, we closed on sales of real estate at The Market Common as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	11	$500,000	23	$800,000	22	$1,050,000	25	$870,000
Multi-family lots	5	100,000	4	100,000	10	250,000	14	350,000
Profit sharing agreements	N/A	350,000	N/A	250,000	N/A	650,000	N/A	700,000

As of July 29, 2016, we have entered into an agreement to sell 30 single family lots for $1,300,000 and 78 multi-family lots for $1,250,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

Maine projects:
In January 2016, we closed on the sale of a multi-family unit in Rockport, Maine and received cash proceeds of $100,000.

During March 2016, we entered into a contract to sell the remaining two lots at Rockport, Maine for aggregate cash proceeds of $550,000 which closed in July 2016.

SweetBay project:
In April 2016, we received $1,300,000 from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390.

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project.  The model complex and welcome center are now open. In April 2016, we began accepting reservations for homes with potential buyers and the first home closings are expected to begin during the third quarter of 2016.

13. Real Estate Acquisitions

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase is contingent upon approval of the 67 lot entitlement into our project by the City of Virginia Beach within 180 days from the effective date of the agreement for which the deadline has been extended to December 31, 2016.  If approved, the remaining purchase price will be due on the earlier of (i) the first lot closing of the additional 67 lots added to the entitlements or (ii) December 31, 2018.

We are pursuing fee title to the Pacho Property located in San Luis Obispo County, CA, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $18,100,000 at June 30, 2016.  If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

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

As of June 30, 2016, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$20,000,000
San Elijo Hills project	$1,900,000
Ashville Park project	$1,200,000

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

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At June 30, 2016, $1,400,000 was in the escrow account and is classified as restricted cash.

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of June 30, 2016 was approximately $26,600,000, which includes approximately $8,950,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

As more fully discussed in the Annual Report filed on Form 10-K for the year ended December 31, 2013, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay.  The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.  Otay and Flat Rock had commenced a lawsuit in California Superior Court seeking compensation from the parties who they believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.  As a result, the defendants may be entitled to be reimbursed by us for their legal costs incurred, and we accrued $350,000 during the first quarter of 2015 as we believed that such loss was probable and reasonably estimable.  In addition, the defendants are seeking to recover attorney’s fees in the amount of approximately $13,500,000 pursuant to an attorneys’ fee provision in Otay Land’s purchase agreement for the property.  In August 2015, the court denied the defendants’ request for recovery of attorney fees.  The defendants have appealed the ruling.  Based on our evaluation of applicable law, we believe the claim for attorney’s fees is without merit and we intend to defend against this claim vigorously.  We can give no assurances as to the ultimate outcome of this matter or that any appeal will be successful.

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

15. Stock Options

On July 14, 2016, options to purchase an aggregate of 7,000 shares of common stock were granted to the members of the Board of Directors under the Company's 1999 Stock Incentive Plan at an exercise price of $40.50 per share.

16. Segment Information

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, both of which were acquired during 2014 in the Acquisition and Village III Master, which was formed in April 2016.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard.  Corporate primarily consists of interest income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three and six months ended June 30, 2016 and 2015 is presented in the following table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Real estate	$39,171	$7,931	$47,058	$14,479
Corporate	3	3	6	6
Total consolidated revenues	$39,174	$7,934	$47,064	$14,485

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$9,495	$378	$10,258	$(1,806)
Farming	(889)	(936)	(2,116)	(1,924)
Corporate	(2,290)	(2,000)	(4,397)	(4,304)
Total consolidated income from continuing operations before income taxes and noncontrolling interest	$6,316	$(2,558)	$3,745	$(8,034)

Depreciation and amortization expenses:
Real estate	$885	$980	$1,837	$1,996
Farming	64	34	118	59
Corporate	12	8	23	15
Total consolidated depreciation and amortization expenses	$961	$1,022	$1,978	$2,070

Identifiable assets employed:		June 30, 2016	December 31, 2015
Real estate		$537,358	$522,410
Farming		11,361	12,894
Corporate		40,519	20,007
Total consolidated assets		$589,238	$555,311

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

Results of Operations

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, both of which were acquired during 2014 in the Acquisition and Village III Master (as defined below), which was formed in April 2016.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard.  Corporate primarily consists of interest income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three and six months ended June 30, 2016 and 2015 is presented in the following table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Real estate	$39,171	$7,931	$47,058	$14,479
Corporate	3	3	6	6
Total consolidated revenues	$39,174	$7,934	$47,064	$14,485

Income (loss) from continuing operations before income taxes and nonconrolling interest:
Real estate	$9,495	$378	$10,258	$(1,806)
Farming	(889)	(936)	(2,116)	(1,924)
Corporate	(2,290)	(2,000)	(4,397)	(4,304)
Total consolidated income from continuing operations before income taxes and noncontrolling interest	$6,316	$(2,558)	$3,745	$(8,034)

Real Estate

Otay Land Project:

As discussed in Notes 5 and 12, revenues include $30,000,000 for the land sold as part of the HomeFed Village III Master, LLC ("Village III Master") transaction during the second quarter of 2016. Cost of sales was $22,800,000 for the three and six months ended June 30, 2016. There were no sales of real estate at the Otay Land project during the three and six months ended June 30, 2015.

General and administrative expenses decreased by $400,000 and $600,000, respectively for the three and six months ended June 30, 2016 as compared to the same periods in 2015 primarily due to decreased legal fees relating to the Flat Rock litigation (see Note 14 for more information).  Professional fees also decreased by $100,000 for the six month 2016 period versus the six month 2015 period due to the additional fees incurred in 2015 primarily related to exploring potential deals with builders.

Interest and other income increased by $1,000,000 during the six month 2016 period versus the six month 2015 period due to the recovery of $1,000,000 in 2016 from the judgment against certain defendants in the Flat Rock litigation.

San Elijo Hills Project:

There were no real estate sales at the San Elijo Hills project during the three and six months ended June 30, 2016 and 2015.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three months ended June 30, 2016 and 2015, revenues include amounts that were previously deferred of $200,000 and $30,000, respectively. For the six months ended June 30, 2016 and 2015, revenues include amounts that were previously deferred of $700,000 and $30,000, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $90,000 and $160,000 for the three months ended June 30, 2016 and 2015, respectively, and $170,000 and $230,000 for the six months ended June 30, 2016 and 2015, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes, and the fees are based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate for the three months ended June 30, 2016 and 2015 was $100,000 and $25,000, respectively, and cost of sales of real estate for the six months ended June 30, 2016 and 2015 was $350,000 and $25,000, respectively. Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses for the three and six month periods ended June 30, 2016 decreased by $50,000 and $100,000, respectively, as compared to the same periods in the prior year, primarily due to lower legal fees as a result of decreased sales and general business activity.

Ashville Park:

During the three and six months ended June 30, 2016, we sold the former visitor center which generated revenues of $550,000 and cost of sales of $300,000. There were no sales of real estate at the Ashville Park project during the three and six months ended June 30, 2015.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $50,000 and $300,000 for the three months ended June 30, 2016 and 2015, respectively, and $350,000 and $500,000 for the six months ended June 30, 2016 and 2015, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $110,000 and $60,000 for the three months ended June 30, 2016 and 2015, respectively, and $140,000 and $140,000 for the six months ended June 30, 2016 and 2015, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes and the fees based upon a fixed percentage of the homes’ selling price.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $85,000 and $110,000 for the three and six months ended June 30, 2016, respectively.

Cost of sales of real estate was $350,000 and $200,000 for the three months ended June 30, 2016 and 2015, respectively, and $450,000 and $300,000 for the six months ended June 30, 2016 and 2015, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses decreased by $50,000 and $100,000, respectively, related to salaries expense during the three and six months ended June 30, 2016 as compared to the same periods in 2015 due to a reduction in headcount.

The Market Common:

For the three and six months ended June 30, 2016 and 2015, the rental activity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Rental income	$2,550,000	$2,750,000	$5,050,000	$5,100,000
Amortization of lease intangibles included in rental income	(90,000)	(100,000)	(180,000)	(200,000)
Adjustment for straight-line rental income	30,000	(100,000)	—	(200,000)
Maximum amount of cash to be collected from rental operations	$2,490,000	$2,550,000	$4,870,000	$4,700,000

Rental operating expenses	$1,500,000	$1,250,000	$2,700,000	$2,950,000

For the three and six months ended June 30, 2016 and 2015, we have closed on sales of real estate as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	11	$500,000	23	$800,000	22	$1,050,000	25	$870,000
Multi-family lots	5	100,000	4	100,000	10	250,000	14	350,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $350,000 and $250,000 for the three months ended June 30, 2016 and 2015, respectively, and $650,000 and $700,000 for the six months ended June 30, 2016 and 2015, respectively.

Maine projects:

General and administrative expenses decreased by $50,000 for the three and six month periods ended June 30, 2016, as compared to the same periods in the prior year, primarily due to the reduction in management fees resulting from fewer remaining real estate assets to manage.

SweetBay project:

In April 2016, we received and recognized $1,300,000 as sales of real estate from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390. Cost of sales related to this transaction was $70,000. This sale was a unique transaction in that we sold raw, unimproved land. Future sales will most likely require us to develop and improve the land which will increase costs and reduce gross margins.

General and administrative expenses increased by $150,000 and $200,000, respectively, for the three and six month periods ended June 30, 2016, as compared to the same periods in the prior year, primarily due to an increase in marketing activity related to the sales grand opening at the SweetBay project.

Pacho Project:

We are pursuing fee title to the Pacho Property located in San Luis Obispo County, CA, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $18,100,000 at June 30, 2016.  If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.   General administration expenses increased by $50,000 for the three and six month 2016 periods compared to the same 2015 periods related to legal fees.

Brooklyn Renaissance Plaza and Hotel:

General and administrative expenses decreased by $350,000 due to capital tax expense during the six months ended June 30, 2016 as compared to the same period in 2015 due to a reduction in the estimated annual projections for New York City and New York State assessments.

BRP Leasing:

For the three and six months ended June 30, 2016 and 2015, the rental activity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Rental income	$3,100,000	$2,950,000	$6,300,000	$5,900,000
Amortization of lease intangibles included in rental income	400,000	450,000	800,000	850,000
Adjustment for straight-line rental income	(20,000)	(100,000)	(40,000)	(150,000)
Maximum amount of cash to be collected from rental operations	$3,480,000	$3,300,000	$7,060,000	$6,600,000

Rental operating expenses	$2,950,000	$2,800,000	$5,900,000	$5,400,000

Farming

Rampage Property:

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

Farming expenses decreased by $50,000 during the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to the timing of pruning and fertilizing of the vineyard.  Farming expenses increased by $200,000 during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to well repairs and additional farming expenses associated with developing the almond orchard.

Corporate

General and administrative expenses increased by $200,000 during the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to an increase in compensation and benefits, professional fees and interest expense.  Compensation and benefits increased by $100,000 due to higher headcount added to oversee the newly acquired real assets. Professional fees increased by $50,000, and interest expense includes $50,000 of accrued interest related to the uncertain tax position that was recorded in third quarter of 2015.

General and administrative expenses increased by $100,000 during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to an increase in compensation and interest expense.  Compensation and benefits increased by $150,000 due to higher headcount added to oversee the newly acquired real assets. Interest expense includes $50,000 of accrued interest related to the uncertain tax position that was recorded in third quarter of 2015. Professional fees, however, decreased by $100,000 due to lower general business activity.

Our effective income tax rate is higher than the federal statutory rate due to state income taxes. In addition, as discussed above, during the second quarter of 2016, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset. As a result, $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Net cash of $6,350,000 was provided by and $18,550,000 was used for operating activities during the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, cash was provided by the sale of real estate at the Otay Land project for $30,000,000. Additionally, for the six months ended June 30, 2016 and 2015, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties including the improvement of the almond orchard. For the six months ended June 30, 2015, cash was also used for the acquisition of real estate held for development at the Otay Land project.

Net cash of $5,100,000 was used for investing activities during the six months 2016 period consisting of a $2,200,000 equity investment in BRP Hotel for the funding of the hotel renovation and a $2,900,000 equity investment in Village III Master in order to fund the project for the infrastructure improvements. Net cash of $35,900,000 was provided by investing activities during the six months 2015 period principally due to liquidating the investments portfolio of $33,100,000 in order to partially fund the purchase of the Otay real estate in July 2015.

Net cash of $250,000 was used for financing activities during the six months 2016 period related to the payment of debt issuance costs of $600,000 and the repurchase of $600,000 of debt through tender offers. During the six months ended June 30, 2016, we received $950,000 from the exercise of options to purchase common shares. Net cash of $119,500,000 was provided by financing activities during the six months 2015 period related to the issuance of the $125,000,000 of 6.5% Senior Notes. We distributed $3,300,000 to a non-controlling interest related to the San Elijo Hills project during the six months 2015 period.

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

On June 29, 2015, we and our domestic, wholly-owned subsidiaries as guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which the Purchasers agreed to purchase an aggregate of $125,000,000 of 6.5% Senior Notes due 2018 (the “Notes”) from us in a private placement (the “Offering”). Pursuant to the terms of the Purchase Agreements, the purchase price for the Notes was 99% of the principal amount.  Pursuant to the Placement Agency Agreement, Jefferies (the “Placement Agent”) received an initial placement fee equal to 50 basis points from the net proceeds of the Offering, received a fee equal to 50 basis points of the outstanding balance of the Notes on the first anniversary of the Issue Date and will receive a fee equal to 50 basis points of the outstanding balance on the second anniversary of the Issue Date provided that Notes are outstanding at such date.

The Notes, which were issued on June 30, 2015 (the “Issue Date”) pursuant to an indenture, dated June 30, 2015, among us, the Guarantors and Wilmington Trust, N.A. as trustee (the “Indenture”), will mature on June 30, 2018 and will be fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture.  The Notes will be guaranteed by any of our future domestic, wholly-owned subsidiaries.  Interest on the Notes accrues at a rate of 6.50% per annum and is payable semi-annually in arrears on July 1 and January 1 of each year.  The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness secured by our other assets), incur liens, issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally certain customary events of default may result in an acceleration of the maturity of the Notes.

The Notes are senior unsecured obligations of the Company and the guarantees are the senior unsecured obligations of the Guarantors.

As of June 30, 2016, we may redeem the Notes at our option, in whole or in part, at any time from time to time at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, up to, but not including, the date of redemption, subject to the rights of holders of record at the close of business on the relevant record date to receive interest due on the relevant interest payment date falling prior to or on the redemption date.  Upon the occurrence of a Change of Control (as defined in the Indenture) after the Issue Date (as defined in the Indenture), to the extent the Notes were not otherwise redeemed, we must make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, in each case, as provided in, and subject to the terms of, the Indenture. Pursuant to the Indenture, we are required to use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date fixed for the closing of such asset sale offer.

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

We expect that our cash and cash equivalents, together with the other sources described above, will be sufficient for both our short and long term liquidity needs.  We also have the flexibility to refinance our long term debt if we choose to conserve cash for future business opportunities. Residential sales at the Otay Land, San Elijo Hills, Ashville Park and The Market Common projects are expected to be a source of funds to us in the future; however, except as otherwise disclosed, the amount and timing is uncertain.  We are not relying on receipt of funds from our other projects for the short and intermediate term, since the timing of development activity and sales of developable and undevelopable property cannot be predicted with any certainty.  Except as disclosed herein, we are not committed to acquire any new real estate projects, but we believe we have sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

Information about the Otay Land, San Elijo Hills and Ashville Park projects, The Market Common and our other projects is provided below.  Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

Otay Land Project:
In April 2016, through a HomeFed subsidiary, we formed Village III Master to own and develop an approximate 450 acre community planned for 948 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders, who are members of Village III Master.  We made an initial non-cash contribution of $20,000,000, which represents the fair market value of the land contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The $30,000,000 in proceeds we received from the builders at closing was recognized as revenue from sales of real estate for the three and six months ended June 30, 2016.
The builders are obligated to contribute an additional $20,000,000 to Village III Master on or after January 3, 2017 upon notice from us that the final map has been recorded subdividing the land into final development parcels and notice that certain other conditions of approval have been completed.

The Village III Master operating agreement provides that we are responsible for the remaining cost of developing the community infrastructure for which we will receive credit as a capital contribution, with funding guaranteed by HomeFed and the builders are responsible for the remaining construction and the marketing of the 948 homes, with funding guaranteed by their respective parent entities. Our share of the income earned from the sales of built homes by Village III Master will be recorded as income from equity method investments.
HomeFed is contractually obligated to obtain infrastructure improvement bonds on behalf of Village III Master. In 2016, we secured bonds of approximately $20,000,000. See Note 14 for more information.
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

There were no sales of real estate at the San Elijo Hills project during the three and six months ended June 30, 2016.  The number of units remaining to be sold is as follows:

Number of units remaining as of June 30, 2016
Single family lots	101
Multi-family units	10

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  As of June 30, 2016, 37,800 square feet of entitled and undeveloped commercial space at the San Elijo Hills project remains to be sold or leased.

In the fourth quarter of 2015, we entered into a  contract with a local developer to sell phase one and phase two of the Towncenter as well as a two acre site in the Towncenter previously designated as a church site for a purchase price of $6,400,000.  The purchase is contingent on the buyer obtaining plan approval from the City of San Marcos, and is expected to close in the fourth quarter of 2016.

Ashville Park Project:
During the three and six months ended June 30, 2016, we sold the former visitor center for net cash proceeds of $550,000 which generated a gross profit of $250,000.

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase is contingent upon approval of the 67 lot entitlement into our project by the City of Virginia Beach within 180 days from the effective date of the agreement for which the deadline has been extended to December 31, 2016.  If approved, the remaining amount will be due on the earlier of (i) the first lot closing of the additional 67 lots added to the entitlements or (ii) December 31, 2018.

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three and six months ended June 30, 2016 and 2015 is comprised of the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	11	$500,000	23	$800,000	22	$1,050,000	25	$870,000
Multi-family lots	5	100,000	4	100,000	10	250,000	14	350,000
Profit sharing agreements	N/A	350,000	N/A	250,000	N/A	650,000	N/A	700,000

As of July 29, 2016, we have entered into an agreement to sell 30 single family lots for $1,300,000 and 78 multi-family lots for $1,250,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

We have placed $5,000,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at June 30, 2016.

Other projects:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available that is secured by the Rampage property’s crops and matures on January 1, 2018.  As of June 30, 2016, no amounts have been drawn under either line of credit.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At June 30, 2016, $1,400,000 was in the escrow account and is reflected as restricted cash.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills and Ashville Park projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of June 30, 2016, $1,250,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

As of June 30, 2016, we had consolidated cash and cash equivalents aggregating $67,700,000.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.             Exhibits.

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: August 3, 2016	By:	/s/ Erin N. Ruhe
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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.