Form 10-Q
period 2016-09-30
HOMEFED CORP
filed 2016-11-03
CIK 833795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 31, 2016, there were 15,448,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Real estate held for development	$292,959	$301,683
Real estate held for investment, net	42,751	43,347
Cash and cash equivalents	56,556	66,676
Restricted cash	2,637	6,395
Investment held to maturity, at amortized cost	11,424	10,603
Equity method investments	123,910	100,091
Accounts receivable, deposits and other assets	20,344	16,719
Intangible assets, net	7,114	9,179
Net deferred tax asset	33,712	618

TOTAL	$591,407	$555,311

LIABILITIES
Accounts payable and accrued liabilities	$13,080	$7,899
Below market lease contract intangibles, net	2,933	3,572
Non-refundable option payments	25	25
Liability for environmental remediation	1,451	1,466
Deferred revenue	1,068	2,334
Income taxes payable	318	3,022
Accrued interest payable	1,893	—
Other liabilities	5,888	4,583
Long-term debt, net	115,067	116,010

Total liabilities	141,723	138,911

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,448,500 and 15,407,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	599,013	597,922
Accumulated deficit	(156,157)	(191,695)
Total HomeFed Corporation common shareholders' equity	443,010	406,381
Noncontrolling interest	6,674	10,019
Total equity	449,684	416,400

TOTAL	$591,407	$555,311

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2016 and 2015
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Sales of real estate	$2,757	$8,773	$37,805	$11,554
Rental income	5,812	6,068	17,518	17,402
Farming revenues	4,427	4,988	4,427	4,988
Co-op marketing and advertising fees	194	193	504	563
	13,190	20,022	60,254	34,507

EXPENSES
Cost of sales	1,442	6,561	26,236	8,171
Rental operating expenses	4,336	4,389	12,994	12,862
Farming expenses	1,165	1,226	3,105	2,994
General and administrative expenses	3,789	3,292	10,627	11,053
Depreciation and amortization	941	1,012	2,919	3,082
Administrative services fees to Leucadia National Corporation	45	45	135	135
	11,718	16,525	56,016	38,297

Income (loss) from operations before losses from equity method investments	1,472	3,497	4,238	(3,790)

Losses from equity method investments	(292)	(553)	(1,629)	(2,088)

Income (loss) from operations	1,180	2,944	2,609	(5,878)

Interest and other income	394	438	2,710	1,226

Income (loss) before income taxes and noncontrolling interest	1,574	3,382	5,319	(4,652)

Income tax benefit (provision)	(364)	(1,318)	30,174	1,972

Net income (loss)	1,210	2,064	35,493	(2,680)

Net loss attributable to the noncontrolling interest	30	5	45	37

Net income (loss) attributable to HomeFed Corporation common shareholders	$1,240	$2,069	$35,538	$(2,643)

Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$0.08	$0.13	$2.30	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended September 30, 2016 and 2015
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2015	$154	$597,271	$—	$(197,530)	$399,895	$12,651	$412,546

Net loss				(2,643)	(2,643)	(37)	(2,680)
Distributions to noncontrolling interests						(3,300)	(3,300)
Exercise of options to purchase common shares, including excess tax benefit		534			534		534
Share-based compensation expense		99			99		99

Balance, September 30, 2015	$154	$597,904	$—	$(200,173)	$397,885	$9,314	$407,199

Balance January 1, 2016	$154	$597,922	$—	$(191,695)	$406,381	$10,019	$416,400

Net income				35,538	35,538	(45)	35,493
Distributions to noncontrolling interests						(3,300)	(3,300)
Exercise of options to purchase common shares, including excess tax benefit		1,036			1,036		1,036
Share-based compensation expense		55			55		55

Balance, September 30, 2016	$154	$599,013	$—	$(156,157)	$443,010	$6,674	$449,684

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended September 30, 2016 and 2015
(In thousands)
(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,493	$(2,680)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Losses from equity method investments	1,629	2,088
Benefit for deferred income taxes	(31,937)	(4,533)
Share-based compensation expense	55	99
Excess tax benefit from exercise of options	(25)	(54)
Depreciation and amortization of property, equipment and leasehold improvements	383	284
Other amortization	3,536	3,775
Amortization related to issuance costs and debt discount of Senior Notes	886	304
Amortization related to investments	(821)	(868)
Acquisition of real estate, held for development	—	(153,750)
Changes in operating assets and liabilities:
Real estate, held for development	(2,420)	(7,066)
Real estate, held for investment	(323)	381
Restricted cash related to development activities	3,758	(598)
Accounts receivable, deposits and other assets	(4,864)	(6,885)
Deferred revenue	(1,266)	(824)
Accounts payable and accrued liabilities	812	1,484
Accrued interest payable	1,893	2,054
Non-refundable option payments	—	2,322
Liability for environmental remediation	(15)	(24)
Income taxes payable	(2,679)	(1,075)
Other liabilities	148	3,085
Net cash provided by (used for) operating activities	4,243	(162,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	—	(44,792)
Proceeds from sales of investments available for sale	—	33,097
Proceeds from maturities of investments available for sale	—	47,600
Investments in equity method investments	(10,270)	—
Net cash provided by (used for) investing activities	(10,270)	35,905

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	123,750
Payment of debt issuance costs	(586)	(1,134)
Distributions to noncontrolling interests	(3,300)	(3,300)
Reduction of debt	(1,243)	—
Exercise of options to purchase common shares	1,011	480
Excess tax benefit from exercise of stock options	25	54
Net cash provided by (used for) financing activities	(4,093)	119,850

Net decrease in cash and cash equivalents	(10,120)	(6,726)

Cash and cash equivalents, beginning of period	66,676	61,495

Cash and cash equivalents, end of period	$56,556	$54,769

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,974	$1,107
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating and investing activities:
Land contributed as an investment in Village III Master	$15,150	$—
Project development costs incurred that remain payable at end of period	$8,448	$4,703

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

In June 2016, the FASB issued new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. The guidance is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The guidance adds or clarifies guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

There is no other comprehensive income for the three and nine months ended September 30, 2016 and 2015.

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

3.   Investment Held to Maturity

In connection with the sales of real estate at The Market Common, Leucadia purchased bonds designated as “Tax Increment Bonds (Myrtle Beach Air Force Base Redevelopment Project Area, Junior Lien Series 2006B)” (the “Series 2006B Bonds”) issued by the City of Myrtle Beach, South Carolina (the “City”).  We acquired these bonds as part of the Acquisition.  Interest and principal on the Series 2006B Bonds are special obligations of the City payable only from specified tax increment to be deposited in a special revenue account pursuant to an ordinance enacted by the City Council.  The Series 2006B Bonds are junior to Series 2006A Bonds issued by the City.  Interest and principal on the Series 2006B Bonds is paid after there is sufficient tax increment to service the interest and principal due on the Series 2006A Bonds and to establish various reserves and deposits.  The tax increment that is pledged to service both bond series is generated from developed and to be developed residential and commercial property owned by us, and from two other large residential development projects adjacent to our project owned by third parties that are currently under development. The Series 2006B Bonds bear interest at the rate of 7.5% per annum, payable semi-annually.  The Series 2006B Bonds mature in October 2031. However, the Series 2006A and 2006B Bonds became eligible for refinance on October 1, 2016, and the City refinanced them. Upon redemption of the 2006B Bonds in October 2016, we received $13,338,000 ($10,050,000 of principal and $3,288,000 of accrued interest).

The Series 2006B Bonds have been classified as held-to-maturity investments as we have the positive intent and ability to hold the securities to maturity.  The principal amount outstanding and accrued interest aggregated $13,338,000 at September 30, 2016. The par value, amortized cost and estimated fair value of investments classified as held to maturity as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

			Fair Value Measurements Using
	Par Value	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value Measurements
September 30, 2016
Non-public bond	$10,050	$11,424	$—	$13,338	$—	$13,338

December 31, 2015
Non-public bond	$10,050	$10,603	$—	$—	$11,538	$11,538

In determining fair value, we utilize estimates of future cash flow projections with inputs based on our internal data and any available market information.  Inputs include estimates related to the assessed real estate values of the properties included in the tax district that services the Series 2006B Bonds, payments received and estimated tax increment generated from the estimated assessed property value.  A present value calculation is applied to the estimate of future cash flows using an appropriate discount rate, currently 10% to reflect market risk and current market conditions when determining the estimated fair value of the asset. However, for September 30, 2016, we determined the fair value based on the amount of proceeds received on October 1, 2016 from the redemption of the Series 2006B Bonds by the City.

໿
4.   Intangible Assets

A summary of intangible assets is as follows (in thousands):

	September 30, 2016	December 31, 2015	Amortization (in years)
Above market lease contracts, net of accumulated amortization of $5,608 and $3,969	$5,266	$6,905	1 to 24
Lease in place value, net of accumulated amortization of $2,238 and $1,811	1,848	2,274	1 to 24
Intangible assets, net	$7,114	$9,179

Below market lease contracts, net of accumulated amortization of $2,655 and $2,016	$2,933	$3,572	1 to 24

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

Amortization expense on intangible assets was $150,000 and $150,000 for the three months ended September 30, 2016 and 2015, respectively, and was $450,000 and $550,000 for the nine months ended September 30, 2016 and 2015, respectively.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2016 - $150,000; 2017 - $500,000; 2018 - $300,000; 2019 - $100,000; 2020 - $100,000 and thereafter - $700,000.

5.   Equity Method Investments

In April 2016, through a HomeFed subsidiary, we formed a limited liability company, HomeFed Village III Master, LLC (“Village III Master”), to own and develop an approximate 450 acre community planned for 948 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. The basis difference will be amortized as future real estate sales occur. Although Village III Master is considered a variable interest entity, we do not consolidate since we are not deemed to be the primary beneficiary as all members share joint control through a management committee. Two of our executive officers are members of the eight-member management committee designated to consider major decisions for the Village III Master. As a result of having significant influence, we account for it under the equity method of accounting. Our share of the income earned from the sales of built homes by Village III Master will be recorded as income from equity method investments.

As of September 30, 2016, we have funded $22,189,000. Our maximum exposure to loss is limited to our equity commitment. We are responsible for the remaining cost of developing the community infrastructure for which we will receive credit as a capital contribution, with funding guaranteed by HomeFed under the Village III Master operating agreement. The builders are responsible for the remaining construction and the marketing of the 948 homes with funding guaranteed by their respective parent entities.

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

Summarized financial information for our interest in Village III Master (in thousands):

	Financial Statement Carrying Amounts
			VIE
September 30, 2016	Assets	Liabilities	Assets
Village III Master	$22,189	$—	$57,844

We own a 61.25% membership interest in BRP Holding.   Although we have a majority interest, we concluded that we do not have control but only have the ability to exercise significant influence on this investment.  As such, we account for BRP Holding under the equity method of accounting.  We also own a 25.8% membership interest in BRP Hotel, which we account for BRP Hotel under the equity method of accounting.

We invested $3,250,000 in BRP Hotel to provide funding for the renovation of the hotel during the nine months ended September 30, 2016.  The hotel renovation was completed during the third quarter of 2016, and no further funding is expected. Contributions were made on a pro rata basis, and thus, ownership percentages remained constant.

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

At September 30, 2016 and December 31, 2015, our equity method investments are comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015
BRP Holding	$74,162	$74,753
BRP Hotel	27,559	25,338
Village III Master	22,189	—
Total	$123,910	$100,091

Income (losses) from equity method investments includes the following for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
BRP Holding	$(186)	$(580)	$(591)	$(1,977)
BRP Hotel	(106)	27	(1,038)	(111)
Total	$(292)	$(553)	$(1,629)	$(2,088)

6.   Debt

Lines of Credit:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of October 31, 2016, no amounts have been drawn under either line of credit.

Senior Notes:
On June 30, 2015, we issued $125,000,000 principal amount of 6.5% Senior Notes due 2018 (the “Notes”) in a private placement. The Notes were issued at 99% of principal amount and bear interest at a rate of 6.5%, payable semi-annually in arrears on January 1 and July 1 of each year. The Notes are fully and unconditionally guaranteed by our wholly-owned domestic subsidiaries (the "Guarantors") and any of our future domestic wholly-owned subsidiaries, and mature on June 30, 2018. The Notes are senior unsecured obligations and the guarantees are the senior unsecured obligations of the Guarantors.

The indenture governing the Notes contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness collateralized by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally, certain customary events of default may result in an acceleration of the maturity of the Notes. At September 30, 2016, we are in compliance with all debt covenants.

The Notes are currently redeemable at our option, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount outstanding and any accrued and unpaid interest. Upon the occurrence of a Change of Control (as defined in the indenture), we must make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount outstanding plus any accrued and unpaid interest.

In addition, we are required to use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest as of the date fixed for the closing of such asset sale offer. Accordingly, we have made or in the process of making the following repurchases:

Date of Repurchase	Principal Repurchased	Approximate Interest Payment Associated with Repurchase

current outstanding offer	up to $13,338,000	**

September 27, 2016	$625,000	$10,000

January 28, 2016	$618,000	$3,000

** Accrued and unpaid interest on the Notes repurchased will be determined based on the principal amount of the Notes repurchased and upon the closing date, which generally occurs on the third business day after the expiration of the asset sale offer.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $6,600,000 for the nine months ended September 30, 2016.

The Notes are presented on the Balance Sheet net of issuance costs of $750,000 and $750,000 and debt discount of $700,000 and $1,000,000 at September 30, 2016 and December 31, 2015, respectively.

7.   Income Taxes

During the second quarter of 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. The primary positive evidence considered was the formation of Village III Master with three national builders to develop and build homes at the Otay Land project and the projections of taxable income from the Otay Land and other of our projects. In addition, our minimum tax credits have no expiration. As a result, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset; accordingly, approximately $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during the nine months ended September 30, 2016.

During 2015, resulting from a tax matter related to the Acquisition, we recorded an unrecognized tax benefit of approximately $2,950,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability.  During the nine months ended September 30, 2016, we increased the unrecognized tax benefit by approximately $1,300,000 related to this tax matter.  Over the next twelve months, the Company believes that the unrecognized tax benefits will increase.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2012, and with respect to California state income tax returns through 2010. We are currently under examination by the Internal Revenue Service for the tax year ended 2014.

8.   Earnings (loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding.    The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$1,240	$2,069	$35,538	$(2,643)

Denominator for basic earnings (loss) per share– weighted average shares	15,448	15,401	15,431	15,392

Stock options	4	29	12	—

Denominator for diluted earnings (loss) per share– weighted average shares	15,452	15,430	15,443	15,392

If the effect of stock options were not antidilutive due to our loss, weighted average shares outstanding would have increased by 33,000 for the nine months ended September 30, 2015.

9.   Other Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Long-term debt (a)	$115,067	$116,636	$116,010	$117,447

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

We entered into a consulting agreement between us and Patrick Bienvenue, one of our directors, to consult on various projects, primarily SweetBay.  The agreement was approved by the Audit Committee pursuant to the Policy.  During the third quarter of 2016, we paid Patrick Bienvenue $10,000 for his services and travel expenses under this agreement.

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
Brooklyn Renaissance Plaza:

As more fully discussed in our 2015 10-K, BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at September 30, 2016 (in thousands):

Remainder of 2016	$1,890
2017	7,561
2018	6,301
$15,752

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Leucadia:

Pursuant to an administrative services agreement, Leucadia provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 and $135,000 for each of the three and nine months ended September 30, 2016 and 2015, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended September 30, 2016 and 2015, and $9,000 for each of the nine months ended September 30, 2016 and 2015.

Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s Board, and one of our Directors, Brian P. Friedman, is the President and a director of Leucadia.

Leucadia is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project. See Note 14 for more information.

11.   Interest and Other Income

Interest and other income includes interest income of $300,000 and $300,000 for the three months ended September 30, 2016 and 2015, respectively, and $850,000 and $900,000 for the nine months ended September 30, 2016 and 2015, respectively. During the second quarter of 2016, our subsidiary at the SweetBay project received $550,000 related to the settlement of a claim against British Petroleum ("BP") arising from the damages caused by the Deepwater Horizon incident in April 2010 and the resulting BP oil spill in the Gulf of Mexico and recognized this amount as other income.

For the nine months ended September 30, 2016, interest and other income includes a $1,000,000 recovery in January 2016 from the judgment against certain defendants in the Flat Rock litigation. See Note 14 for more information on this legal matter.

12.  Real Estate Sales Activity

Otay Land project:
In April 2016, through a HomeFed subsidiary, we formed Village III Master to own and develop an approximate 450 acre community planned for 948 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders who are members of Village III Master.  We made an initial non-cash contribution of $20,000,000, which represents the fair market value of the land contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The $30,000,000 in proceeds we received from the builders at closing was recognized as revenue from sales of real estate for the nine months ended September 30, 2016. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a difference in basis of $4,850,000. The basis difference will be amortized as future real estate sales occur. Our share of the income earned from the sales of built homes by Village III Master will be recorded as income from equity method investments. See Note 5 for more information on this transaction.

San Elijo Hills project:
There were no sales at the San Elijo Hills project during the three and nine month periods ended September 30, 2016 and 2015.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. As of October 31, 2016, we have entered into agreements to sell four single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $5,550,000 which are expected to close during the first quarter of 2017.

In the fourth quarter of 2015, we entered into a contract with a local developer to sell phase one and phase two of the Towncenter as well as a two acre site in the Towncenter previously designated as a church site for a purchase price of $6,400,000.  The purchase is contingent on the buyer obtaining plan approval from the City of San Marcos, and is expected to close in the fourth quarter of 2016. As of September 30, 2016, phase one of the Towncenter is considered a held for sale asset. The carrying amount of the phase one Towncenter asset, included in the Real estate held for investment line item on the Consolidated Balance Sheets and included in the real estate segment, is $3,400,000 at September 30, 2016.

Ashville Park project:
During the nine months ended September 30, 2016, we sold the former visitor center for net cash proceeds of $550,000 which generated a gross profit of $250,000. There were no sales at the Ashville Park project during the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2015.

Construction of the clubhouse and pool amenity at the Ashville Park project is substantially complete.  The timing of the development and sale of the remaining 195 entitled lots at the project is uncertain.

The Market Common:
For the three and nine months ended September 30, 2016 and 2015, we closed on sales of real estate at The Market Common as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	10	$450,000	3	$100,000	32	$1,500,000	28	$1,000,000
Multi-family lots	—	—	—	—	10	250,000	14	350,000
Profit sharing agreements	N/A	500,000	N/A	150,000	N/A	1,150,000	N/A	800,000

As of October 31, 2016, we have entered into an agreement to sell 20 single family lots for $850,000 and 78 multi-family lots for $1,250,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

Maine projects:
In January 2016, we closed on the sale of a multi-family unit in Rockport, Maine and received cash proceeds of $100,000.

During the third quarter of 2016, we closed on the sale of three lots at Rockport, Maine and one house at Northeast Point, Maine for aggregate cash proceeds of $650,000.

SweetBay project:
In April 2016, we received $1,300,000 from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390.

The model complex and welcome center are now open. In April 2016, we began booking reservations for home tours with potential buyers, and three home closings were completed during the third quarter of 2016 for aggregate cash proceeds of $900,000.

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project.  As of October 31, 2016, we have entered into agreements to sell 33 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $10,950,000 which are expected to close beginning in the fourth quarter of 2016.

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

We are pursuing fee title to the Pacho Property located in San Luis Obispo County, CA, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $18,050,000 at September 30, 2016.  If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

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

As of September 30, 2016, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$20,000,000
San Elijo Hills project	$1,900,000
Ashville Park project	$800,000

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $1,250,000.  Prior to closing of the Acquisition, we were required to replace the existing letter of credit.  We placed $1,250,000 on deposit with a qualified financial institution to obtain the replacement letter of credit; such amount is reflected as restricted cash.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At September 30, 2016, $1,400,000 was in the escrow account and is classified as restricted cash.

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of September 30, 2016 was approximately $23,750,000, which includes approximately $8,000,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

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

15. Stock Options

On July 14, 2016, options to purchase an aggregate of 7,000 shares of common stock were granted to the members of the Board of Directors under our 1999 Stock Incentive Plan at an exercise price of $40.50 per share.

16. Segment Information

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  The real estate segment also includes the equity method investments in BRP Holding and BRP Hotel, both of which were acquired during 2014 in the Acquisition and Village III Master, which was formed in April 2016.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard.  Corporate primarily consists of interest income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three and nine months ended September 30, 2016 and 2015 is presented in the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Real estate	$8,760	$15,031	$55,818	$29,510
Farming	4,427	4,988	4,427	4,988
Corporate	3	3	9	9
Total consolidated revenues	$13,190	$20,022	$60,254	$34,507

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$955	$1,836	$11,213	$30
Farming	3,166	3,681	1,050	1,757
Corporate	(2,547)	(2,135)	(6,944)	(6,439)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$1,574	$3,382	$5,319	$(4,652)

Depreciation and amortization expenses:
Real estate	$858	$957	$2,695	$2,953
Farming	71	47	189	106
Corporate	12	8	35	23
Total consolidated depreciation and amortization expenses	$941	$1,012	$2,919	$3,082

Identifiable assets employed:		September 30, 2016	December 31, 2015
Real estate		$518,819	$522,410
Farming		13,972	12,894
Corporate		58,616	20,007
Total consolidated assets		$591,407	$555,311

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

Certain information concerning our segments for the three and nine months ended September 30, 2016 and 2015 is presented in the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Real estate	$8,760	$15,031	$55,818	$29,510
Farming	4,427	4,988	4,427	4,988
Corporate	3	3	9	9
Total consolidated revenues	$13,190	$20,022	$60,254	$34,507

Income (loss) from continuing operations before income taxes and nonconrolling interest:
Real estate	$955	$1,836	$11,213	$30
Farming	3,166	3,681	1,050	1,757
Corporate	(2,547)	(2,135)	(6,944)	(6,439)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$1,574	$3,382	$5,319	$(4,652)

Real Estate

Otay Land Project:

As discussed in Notes 5 and 12, revenues include $30,000,000 for the land sold as part of the HomeFed Village III Master, LLC ("Village III Master") transaction during the nine months ended September 30, 2016. Cost of sales was $22,800,000 for the nine months ended September 30, 2016. There were no sales of real estate at the Otay Land project during the three months ended September 30, 2016 and during three and nine months ended September 30, 2015.

General and administrative expenses increased by $50,000 for the three months ended September 30, 2016 as compared to the same period in 2015 due to increased professional fees.

For the nine month 2016 period versus nine month 2015 period, legal expenses decreased by $550,000 primarily due to decreased legal fees relating to the Flat Rock litigation (see Note 14 for more information).  Professional fees increased by $50,000 for the nine month 2016 period versus the nine month 2015 period due to exploring potential deals with builders.

Interest and other income increased by $1,000,000 during the nine month 2016 period versus the nine month 2015 period due to the recovery of $1,000,000 in 2016 from the judgment against certain defendants in the Flat Rock litigation.

San Elijo Hills Project:

There were no real estate sales at the San Elijo Hills project during the three and nine months ended September 30, 2016 and 2015.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three months ended September 30, 2016 and 2015, revenues include amounts that were previously deferred of $75,000 and $45,000, respectively. For the nine months ended September 30, 2016 and 2015, revenues include amounts that were previously deferred of $775,000 and $75,000, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $130,000 and $110,000 for the three months ended September 30, 2016 and 2015, respectively, and $300,000 and $340,000 for the nine months ended September 30, 2016 and 2015, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes, and the fees are based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate for the three months ended September 30, 2016 and 2015 was $35,000 and $20,000, respectively, and cost of sales of real estate for the nine months ended September 30, 2016 and 2015 was $360,000 and $45,000, respectively. Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses for the nine months ended September 30, 2016 decreased by $100,000 as compared to the same period in the prior year, primarily due to lower legal fees as a result of decreased sales and general business activity.

Ashville Park:

During the nine months ended September 30, 2016, we sold the former visitor center which generated revenues of $550,000 and cost of sales of $300,000. There were no sales of residential lots at the Ashville Park project during the three and nine months ended September 30, 2016 and 2015.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $100,000 and $400,000 for the three months ended September 30, 2016 and 2015, respectively, and $450,000 and $900,000 for the nine months ended September 30, 2016 and 2015, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $60,000 and $80,000 for the three months ended September 30, 2016 and 2015, respectively, and $200,000 and $220,000 for the nine months ended September 30, 2016 and 2015, respectively.  We record these fees pursuant to contractual agreements, which are generally recorded when builders sell the homes as the fees are based upon a fixed percentage of the homes’ selling price.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $35,000 and $145,000 for the three and nine months ended September 30, 2016, respectively.

Cost of sales of real estate was not significant for the three months ended September 30, 2016 and was $250,000 for the three months ended September 30, 2015. Cost of sales of real estate was $450,000 and $550,000 for the nine months ended September 30, 2016 and 2015, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses decreased by $100,000, respectively, related to salaries expense during the nine months ended September 30, 2016 as compared to the same period in 2015 due to a reduction in headcount.

The Market Common:

For the three and nine months ended September 30, 2016 and 2015, the rental activity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Rental income	$2,600,000	$2,700,000	$7,650,000	$7,800,000
Amortization of lease intangibles included in rental income	(100,000)	(100,000)	(250,000)	(300,000)
Adjustment for straight-line rental income	(50,000)	(50,000)	(50,000)	(200,000)
Maximum amount of cash to be collected from rental operations	$2,450,000	$2,550,000	$7,350,000	$7,300,000

Rental operating expenses	$1,300,000	$1,450,000	$3,950,000	$4,400,000

For the three and nine months ended September 30, 2016 and 2015, we have closed on sales of real estate as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	10	$450,000	3	$100,000	32	$1,500,000	28	$1,000,000
Multi-family lots	—	—	—	—	10	250,000	14	350,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $500,000 and $150,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,150,000 and $800,000 for the nine months ended September 30, 2016 and 2015, respectively.

Maine projects:

During the three and nine months ended September 30, 2016, we closed on the sale of three lots at Rockport, Maine and one house at Northeast Point, Maine for aggregate cash proceeds of $650,000. Cost of sales of real estate was $50,000 for the three and nine months ended September 30, 2016.

General and administrative expenses decreased by $100,000 for the nine months ended September 30, 2016, as compared to the same periods in the prior year, primarily due to the reduction in management fees resulting from fewer remaining real estate assets to manage.

SweetBay project:

We sold three single family lots for $900,000 during the three and nine months ended September 30, 2016. Cost of sales of real estate was $850,000 for the three and nine months ended September 30, 2016. There were no real estate sales at the project during the three and nine months ended September 30, 2015.

During the nine months ended September 30, 2016, we received and recognized $1,300,000 as sales of real estate from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390. Cost of sales related to this transaction was $70,000. This sale was a unique transaction in that we sold raw, unimproved land. Future sales will most likely require us to develop and improve the land which will increase costs and reduce gross margins.

General and administrative expenses decreased by $50,000 for the three and nine months ended September 30, 2016 as compared to the same periods in the prior year due to reduced legal activity for the project. General and administrative expenses increased by $200,000 for the nine months ended September 30, 2016 as compared to the same period in the prior year, primarily due to an increase in marketing activity related to the sales grand opening at the SweetBay project.

Pacho Project:

We are pursuing fee title to the Pacho Property located in San Luis Obispo County, CA, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $18,050,000 at September 30, 2016.  If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.   General administration expenses increased by $50,000 and $100,000, respectively, for the three and nine months ended September 30, 2016 compared to the same 2015 periods related to legal fees.

Brooklyn Renaissance Plaza and Hotel:

General and administrative expenses increased by $100,000 during the three months ended September 30, 2016 as compared to the same period in 2015 due to a change in the timing of estimated capital tax payments for New York City and New York State.

General and administrative expenses decreased by $250,000 due to decreased capital tax expenses incurred during the nine months ended September 30, 2016 as compared to the same period in 2015 due to a reduction in the estimated annual projections for New York City and New York State assessments.

BRP Leasing:

For the three and nine months ended September 30, 2016 and 2015, the rental activity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Rental income	$3,000,000	$3,150,000	$9,250,000	$9,050,000
Amortization of lease intangibles included in rental income	400,000	450,000	1,200,000	1,300,000
Adjustment for straight-line rental income	(20,000)	(100,000)	(60,000)	(250,000)
Maximum amount of cash to be collected from rental operations	$3,380,000	$3,500,000	$10,390,000	$10,100,000

Rental operating expenses	$3,000,000	$2,900,000	$8,900,000	$8,300,000

Farming

Rampage Property:

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold. Farming revenues decreased by $550,000 during the three and nine month periods ended September 30, 2016 as compared to the same periods in 2015 as a result of lower grape yields due to unfavorably hot weather conditions prior to the harvest.

Farming expenses decreased by $50,000 during the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to a reduction in labor costs as a result of the lower grape yields. Farming expenses increased by $100,000 during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to well repairs and additional farming expenses associated with developing the almond orchard.

Corporate

General and administrative expenses increased by $300,000 during the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to an increase in compensation and benefits, professional fees and interest expense.  Compensation and benefits increased by $200,000 due to higher headcount added to oversee the newly acquired real assets. Professional fees increased by $150,000 related to tax planning and accounting advice for potential projects and joint ventures. Interest expense for 2016 includes $50,000 of accrued interest related to the uncertain tax position that was recorded in third quarter of 2015. Legal fees, however, decreased by $100,000 due to lower general business activity.

General and administrative expenses increased by $350,000 during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to an increase in compensation and interest expense.  Compensation and benefits increased by $400,000 due to higher headcount added to oversee the newly acquired real assets. Interest expense includes $100,000 of accrued interest related to the uncertain tax position that was recorded in third quarter of 2015. Legal fees, however, decreased by $150,000 due to lower general business activity.

For the three months ended September 30, 2016 and 2015, our provision for income taxes was $350,000 and $1,300,000, respectively, representing an effective tax rate of 23.1% and 38.9%, respectively.

For the nine months ended September 30, 2016 and 2015, our benefit for income taxes was $30,150,000 and $1,950,000, respectively. As discussed above, during the nine months ended September 30, 2016, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset. As a result, $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during the nine months ended September 30, 2016. The effective tax rate was 42.4% for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Net cash of $4,250,000 was provided by and $162,500,000 was used for operating activities during the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, cash was provided by the sale of real estate at the Otay Land project in the amount of $30,000,000. For the nine months ended September 30, 2016 and 2015, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties including the improvement of the almond orchard. For the nine months ended September 30, 2015, cash of $153,750,000 was also used for two acquisitions of real estate held for development at the Otay Land project.

Net cash of $10,250,000 was used for investing activities during the nine months 2016 period consisting of a $3,250,000 equity investment in BRP Hotel for the funding of the hotel renovation and a $7,000,000 equity investment in Village III Master in order to fund the project for the infrastructure improvements. Net cash of $35,900,000 was provided by investing activities during the nine months 2015 period principally due to liquidating the investments portfolio of $33,100,000 in order to partially fund the purchase of the Otay real estate in July 2015.

Net cash of $4,100,000 was used for financing activities during the nine months 2016 period related to the $3,300,000 distribution to a non-controlling interest related to the San Elijo Hills project, the repurchase of $1,250,000 of debt through asset sale offers and the payment of debt issuance costs of $600,000. During the nine months ended September 30, 2016, we received $1,000,000 from the exercise of options to purchase common shares. Net cash of $119,850,000 was provided by financing activities during the nine months 2015 period related to the issuance of the $125,000,000 principal amount 6.5% Senior Notes for $123,750,000 (99% of principal amount). Cash outflows for the nine months 2015 period include the distribution of $3,300,000 to a non-controlling interest related to the San Elijo Hills project and the payment of debt issuance costs of $1,150,000 during the nine months 2015 period.

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

On June 30, 2015, we issued $125,000,000 principal amount of 6.5% Senior Notes due 2018 (the “Notes”) in a private placement. The Notes were issued at 99% of principal amount and bear interest at a rate of 6.5%, payable semi-annually in arrears on January 1 and July 1 of each year. The Notes are fully and unconditionally guaranteed by our wholly-owned domestic subsidiaries (the "Guarantors") and any of our future domestic wholly-owned subsidiaries, and mature on June 30, 2018. The Notes are senior unsecured obligations and the guarantees are the senior unsecured obligations of the Guarantors.

The indenture governing the Notes contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness collateralized by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally, certain customary events of default may result in an acceleration of the maturity of the Notes.   At September 30, 2016, we are in compliance with all debt covenants.

The Notes are currently redeemable at our option, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount outstanding and any accrued and unpaid interest. Upon the occurrence of a Change of Control (as defined in the indenture), we must make an offer to purchase all of the Notes at a price in cash equal to 101% of the aggregate principal amount outstanding plus any accrued and unpaid interest.

In addition, we are required to use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest as of the date fixed for the closing of such asset sale offer. Accordingly, we have made or in the process of making the following repurchases:

Date of Repurchase	Principal Repurchased	Approximate Interest Payment Associated with Repurchase

current outstanding offer	up to $13,338,000	**

September 27, 2016	$625,000	$10,000

January 28, 2016	$618,000	$3,000

** Accrued and unpaid interest on the Notes repurchased will be determined based on the principal amount of the Notes repurchased and upon the closing date, which generally occurs on the third business day after the expiration of the asset sale offer.

We expect that our cash and cash equivalents, together with the other sources described above, will be sufficient for both our short and long term liquidity needs.  We also have the flexibility to refinance our long term debt if we choose to conserve cash for future business opportunities. Residential sales at the Otay Land, San Elijo Hills, Ashville Park, The Market Common and the SweetBay projects are expected to be a source of funds to us in the future; however, except as otherwise disclosed, the amount and timing is uncertain.  We are not relying on receipt of funds from our other projects for the short and intermediate term, since the timing of development activity and sales of developable and undevelopable property cannot be predicted with any certainty.  Except as disclosed herein, we are not committed to acquire any new real estate projects, but we believe we have sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

Information about the Otay Land, San Elijo Hills and Ashville Park projects, The Market Common and our other projects is provided below.  Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

Otay Land Project:
In April 2016, through a HomeFed subsidiary, we formed Village III Master to own and develop an approximate 450 acre community planned for 948 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders, who are members of Village III Master.  We made an initial non-cash contribution of $20,000,000, which represents the fair market value of the land contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The $30,000,000 in proceeds we received from the builders at closing was recognized as revenue from sales of real estate during the nine months ended September 30, 2016.
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

There were no sales of real estate at the San Elijo Hills project during the three and nine months ended September 30, 2016.  The number of units remaining to be sold is as follows:

Number of units remaining as of September 30, 2016
Single family lots	101
Multi-family units	10

The Towncenter includes multi-family residential units and commercial space, which are being constructed in phases.  We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased.  As of September 30, 2016, 37,800 square feet of entitled and undeveloped commercial space at the San Elijo Hills project remains to be sold or leased.

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

During the third quarter of 2016, dividends of $22,000,000 were declared and distributed by our subsidiary that owns the San Elijo Hills project, of which $3,300,000 was paid to the noncontrolling interests in the San Elijo Hills project, and the balance was transferred to the parent Company. The dividends retained by us did not increase the amount of consolidated liquidity reflected on our consolidated balance sheet; however, they did increase the liquidity of the parent Company.

Ashville Park Project:
During the nine months ended September 30, 2016, we sold the former visitor center for net cash proceeds of $550,000 which generated a gross profit of $250,000.

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

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three and nine months ended September 30, 2016 and 2015 is comprised of the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	10	$450,000	3	$100,000	32	$1,500,000	28	$1,000,000
Multi-family lots	—	—	—	—	10	250,000	14	350,000
Profit sharing agreements	N/A	500,000	N/A	150,000	N/A	1,150,000	N/A	800,000

As of October 31, 2016, we have entered into an agreement to sell 20 single family lots for $850,000 and 78 multi-family lots for $1,250,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

We have placed $1,250,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at September 30, 2016.

SweetBay project:
In April 2016, we received $1,300,000 from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390.

The model complex and welcome center are now open. In April 2016, we began booking reservations for homes with potential buyers, and three home closings were completed during the third quarter of 2016 for aggregate cash proceeds of $900,000.

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project. As of October 31, 2016, we have entered into agreements to sell 33 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $10,950,000 which are expected to close beginning in the fourth quarter of 2016.

Other projects:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available that is secured by the Rampage property’s crops and matures on January 1, 2018.  As of September 30, 2016, no amounts have been drawn under either line of credit.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At September 30, 2016, $1,400,000 was in the escrow account and is reflected as restricted cash.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills and Ashville Park projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of September 30, 2016, $1,050,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

As of September 30, 2016, we had consolidated cash and cash equivalents aggregating $56,550,000.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2016.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.             Exhibits.

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: November 3, 2016	By:	/s/ Erin N. Ruhe
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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.