Form 10-K
period 2016-12-31
HOMEFED CORP
filed 2017-03-03
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based on the average bid and asked prices of the Registrant’s Common Stock as published by the OTC Bulletin Board Service as of June 30, 2016, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $163,121,100 on that date.

As of February 8, 2017, there were 15,448,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE
LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 47.

PART I
Item 1.    Business.
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
Strategic Priorities

In 2017, our primary strategic priority is to optimize our asset in the Otay Ranch area by focusing on expediting development and maximizing revenue over the coming years.  In addition, we intend to continue to focus on lot and home sales to maximize of our revenue at our San Elijo Hills, Ashville Park, Market Common and SweetBay projects.  We also plan to strategically develop land and continue the entitlement process where these activities are ongoing.

Company Information

At December 31, 2016, we and our consolidated subsidiaries had 33 full-time employees.  Our executive office is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  Our primary telephone number is (760) 918-8200 and our website address is www.homefedcorporation.com.

As used herein, the term “Company”, “HomeFed”, “we”, “us”, “our” or similar expressions refer to HomeFed Corporation, and our subsidiaries, except as the context otherwise may require.

Recent Transactions

During 2015, we completed the acquisition of approximately 1,600 acres in the Otay Ranch area of San Diego County, California for a cash purchase price of $150,000,000.  The land that was purchased is contiguous with the 2,800 acres of land in the Otay Ranch area that was then already owned by us.  The purchase was funded from working capital and proceeds of a private sale of our 6.5% Senior Notes due 2018 in the amount of $125,000,000.
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

Our Businesses

We currently operate in three reportable segments—real estate, farming and corporate.  Our real estate operations, which represent the majority of our operations, consist of a variety of residential and commercial land development projects and other unimproved land, all in various stages of development, and retail and office operating properties.  Real estate also includes our equity method investments in BRP Holding and BRP Hotel, both of which were acquired during 2014 in the Acquisition and HomeFed Village III Master, LLC ("Village III Master") which was formed in 2016.  Farming operations consist of the Rampage property, a project with which we are conducting farming activities during the lengthy entitlement and development process.  Corporate primarily consists of interest income and overhead expenses.

Real Estate

As the owner of development projects, we are responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities.  Prior to commencement of development, we may engage in incidental activities to maintain the value of the project; such activities are not treated as a separate operating segment.  We develop and market our communities in phases to allow ourselves the flexibility to sell finished lots to suit market conditions and to enable us to create stable and attractive neighborhoods.  Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction.  Given the larger number of entitled lots we now own, rather than holding property for years, it is very possible that we may decide to sell one or more phases of an active project to another developer or consider entering into joint ventures with partners like we have with Village III Master as described below. In addition, from time to time we have received expressions of interest from buyers for multiple phases of a project, or the remaining undeveloped land of an entire project. We evaluate these proposals when we receive them, but no assurance can be given that we will sell all or any portion of our development projects in such a manner.

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

The following table summarizes the stages of development of our properties:

Otay Land

Otay Ranch is a master-planned community comprised of 22,900 acres in south San Diego County, California. The General Development Plan (“GDP”), a joint effort between the City of Chula Vista and the County of San Diego, establishes land use goals, objectives and policies within the area, and contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a university site and a network of infrastructure, including roads and highways, a public transportation system, park systems and schools.  Any development within the Otay Ranch master-planned community must be consistent with the GDP. Although there is no specified time within which implementation of the GDP must be completed, it is expected that full development of the larger planning area will take many years.
We have owned land in Otay Ranch since our initial purchase in 1998, but recent transactions have significantly increased our holdings. In March 2015, we acquired approximately 64 acres for a cash purchase price of $3,750,000, which added 26 acres for industrial development and entitlements for 62 single family homes.  In July 2015, we acquired approximately 1,600 acres for a cash purchase price of $150,000,000. These 1,600 acres are contiguous with the land we already owned and are entitled for approximately 2,640 single family lots, 4,300 multi-family residential units and 40,000 square feet of commercial space. These acres also include approximately 30 acres of land designated for industrial and office space development and 700 acres of land designated for open space and preserve.  The purchase was funded in part by our working capital and in part by the proceeds of the private offering, sale and issuance of the 6.5% Senior Notes of $125,000,000.
As a result of these transactions, we own approximately 4,450 acres of land within the Otay Ranch community as of December 31, 2016.  Approximately 2,800 acres are designated as various qualities of non-developable open space mitigation land.  Under the GDP, 1.188 acres of open space mitigation land from within the Otay Ranch area must be dedicated to the government for each 1.0 acre of land that is developed. We have more mitigation land than we would need to develop our property at this project. This land could have value to other developers within the larger Otay Ranch development area or elsewhere, should such developers need to acquire additional mitigation land for their projects. We refer to all of our acreage as our Otay Land project, which is currently approved for approximately 13,050 residential units and 1.85 million square feet of commercial space.
The Otay Land project is in the early stages of development and additional permits are in process. Development will occur in phases, or by village, as the GDP refers to them. Development began in the first of five villages (village three, now known as Escaya) in early 2016.  We negotiated contracts with three homebuilders for approximately 948 homes within village three, and are working with the local school districts regarding their school site needs given the future growth throughout the development project.  We anticipate that homes sales will begin during 2017 at village three; however, the ultimate development of the overall project is likely to take many years.  For additional information concerning governmental and environmental matters, see “Government Regulation” and “Environmental Compliance” below.

In April 2016, we formed a limited liability company, Village III Master, to own and develop an approximate 450 acre community in village three planned for 948 homes. We entered into an operating agreement with three home builders as members of Village III Master.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions.

At December 31, 2016, Village III Master was considered a variable interest entity, which we did not consolidate, since we were not deemed to be the primary beneficiary. We did not control this entity as all members shared joint control through a management committee. Two of our executive officers were members of the eight-member management committee designated to consider major decisions for the Village III Master. As a result of having significant influence, we accounted for it under the equity method of accounting. The book value of the land we contributed to Village III Master was $15,150,000, creating a basis difference of $4,850,000 that would be amortized as additional income for Homefed as future real estate sales occur.

In January 2017, after recording the final map that subdivided the acreage of Village III Master, we restructured the Village III Master arrangement described above. We formed three separate limited liability companies (“LLCs”), taking the place of Village III Master, to own and develop the 948 homes, and entered into separate individual operating agreements with each of the three builders as members of the new LLCs.  Upon admittance of the three builders into their respective individual LLCs, each of the three builders withdrew as members of the HomeFed Village III Master, LLC, which is now a wholly owned subsidiary of HomeFed Corporation.  As part of the restructured arrangement, and as a result of improvements made subsequent to the original arrangement, our aggregate cumulative contributions was $33,200,000 to the three LLCs, representing the fair value of the original land ($20,000,000) and completed improvement costs value of $13,200,000; the aggregate cumulative contributions from the builders was $52,250,000, representing the initial cash contribution of $30,000,000, $2,250,000 of land improvements, and an additional cash contribution of $20,000,000 made in January 2017. The additional cash will be used to fund infrastructure costs to be completed by us.

Our maximum exposure to loss from these LLCs is limited to our equity commitment. We are responsible for the remaining cost of developing the community infrastructure for which we have received credit to date as a capital contribution of $13,200,000, with funding guaranteed by us under the Village III Master operating agreement. The builders are responsible for the remaining construction and the marketing of the 948 homes with funding guaranteed by their respective parent entities.

A map indicating the location of the Chula Vista General Plan area in San Diego County, California and a more detailed map showing general information about our land within that General Plan area can be found on our website at www.homefedcorporation.com. In addition, information about the 450 acres discussed, known as the Escaya community, can be found at www.escayalife.com.

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

One of our largest tenants in Brooklyn Renaissance Plaza, who currently has a lease for 465,000 square feet, has agreed to a 10 year lease renewal which begins in 2018.   Base rent will be at a market rate that is comparable to similar buildings in the surrounding New York City metro area. We have also just commenced negotiations with other tenants in the building that have leases ending in 2018.

In addition to its equity interest, Marriott manages the hotel for an annual fee subject to the achievement of certain performance thresholds. The hotel completed a major renovation of the restaurant, lobby, banquet facilities and rooms during the third quarter of 2016.  During the renovation process, revenues were adversely affected across all revenue categories.  Brooklyn Renaissance Hotel refinanced their mortgage during the fourth quarter of 2016 and used the proceeds to reimburse each partner for their respective contribution for the hotel renovation. We received $3,400,000 representing our portion of the contributions made for the hotel renovation during December 2016.

BRP Leasing

BRP Leasing is the indirect obligor under a lease through October 2018 of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.  We expect that these subleases will provide positive annual cash flow, net of the underlying lease.

San Elijo Hills

San Elijo Hills is a master-planned community located in the City of San Marcos in San Diego County, California, consisting of approximately 3,500 homes and apartments, as well as a commercial and residential Towncenter.  We own 85% of the project and since August 1998, we have been the development manager, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager.  The development management agreement provides that we receive fees for the field overhead, management and marketing services we provide (“development management fees”), based on the revenues of the project.

As of December 31, 2016, we have sold 3,379 of the 3,463 combined single family lots and multi-family units.  We have also substantially completed development of the remaining residential single family lots at the San Elijo Hills project, many of which are “premium” lots which are expected to command premium prices, but typically sell at a slower pace. During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, homes on the remaining 58 single family lots at the San Elijo Hills project. The model complex opened in December 2016 and we currently have five homes under contract for aggregate proceeds of $7,000,000 which are expected to close during the first half of 2017.

The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased. The second phase of the Towncenter consists of undeveloped land currently entitled for 37,800 square feet of commercial space and 12 multi-family units. The 48,800 square feet of commercial space in phase one and two of the Towncenter and the 12 multi-family units in phase two are currently under contract with a local developer for a cash payment of $5,800,000. Timing of the closing is subject to project plan approvals by the City of San Marcos and is currently expected during the first half of 2017. The third phase of the Towncenter is a 2.5 acre parcel of land, formerly designated as a church site. The third phase of the Towncenter is under contract with a local developer for a cash payment of $600,000 plus $100,000 per multi-family unit that the buyer is able to entitle, currently anticipated to be 12 multi-family units. Closing of the third phase of the Towncenter is subject to entitlement approvals by the City of San Marcos and timing is uncertain.

General information about the San Elijo Hills project can be found at www.sanelijohills.com.

Ashville Park

In February 2012, we acquired Ashville Park, a 450 acre master planned community located in Virginia Beach, Virginia, with 451 entitled single family lots, one of which is a visitors center for $17,350,000.  The project is being developed in phases: the first phase, Village A, is a development of 91 finished lots, and the second phase, Village B, is a 164 lot development.  As of December 31, 2016, all lots in Village A and Village B were sold.  During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase is contingent upon approval of the 67 lot entitlement into our project by City of Virginia Beach within 180 days from the effective date of the agreement for which the deadline has been extended to June 30, 2017.  If approved, the remaining purchase price will be due on the earlier of (i) the first lot closing of the additional 67 lots added to the entitlements or (ii) December 31, 2018.

The entitlement effort to re-plan Villages C, D and E is currently impacted by a delay within the City of Virginia Beach. In 2014 and 2016, severe storm events caused regional flooding, and large portions of the City’s storm water management system did not perform as expected. In 2016, the City hired outside civil engineers to study the system and provide possible solutions. The study is now complete and reveals that significant improvements to the storm water management system within the City are needed.  The impact of the study and related City storm water management system issues on the timing of our future development is uncertain.

General information about the Ashville Park project can be found at www.ashvilleparkva.com.

Market Common

The Market Common is located in Myrtle Beach, South Carolina and was acquired in 2014 as part of the Acquisition.  The project is a mixed-used retail, office and residential lifestyle center, including adjacent land for future commercial and residential development.  The 114 acre mixed-use development is part of a larger 3,900 acre redevelopment of the Myrtle Beach Air Force Base that was closed in 1993.  The Market Common includes a 346,580 square foot retail center, approximately 40,000 square feet of office space and 195 long term apartment units.  The retail and office space, which opened in 2008, are currently 90% leased.  The long term apartments are approximately 90% leased.  Tenants in the retail center include: Barnes and Noble, PF Chang’s, Gordon Biersch, Anthropology, Chico’s, Pottery Barn, Victoria’s Secret and Grand 14 Cinema. Piggly Wiggly, a local supermarket, closed in the fourth quarter of 2016 due to economic hardship with several years remaining on its lease. We plan to pursue legal action for breach of this lease. In the meantime, we are actively seeking a suitable replacement tenant for the retail center.

The balance of the residential land was entitled for up to 866 townhomes and 575 condominiums. Since 2008, several planning areas have been redesigned to include small single lot family homes into the master plan resulting in significantly less density.  A local homebuilder has purchased and built approximately 390 townhome and single family homes.  Final product design and density will likely change with market conditions.

General information about The Market Common can be found at www.marketcommonmb.com.

SweetBay Project

The SweetBay Project is a 700 acre mixed use master planned community located in Panama City, Florida.  The project is a bay front planned community with over five miles of shoreline at the site of the former Panama City-Bay County International Airport.  SweetBay is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, a marina with approval for 117 wet slips and 240 dry docks, as well as an extensive trail system, neighborhood parks and the new site of University Park Charter Academy.  The school opened in 2012 in cooperation with Florida State University-Panama City and has relocated to the renovated former airport terminal building which currently provides space for 330 full-time K thru 5 students, eventually expanding to 536 students.  The enrollment of the school is oversubscribed; however future residents of SweetBay will have an enrollment preference for up to 50% of the available seats.  For the 2016-2017 school year, 54 student seats have been reserved for residents of SweetBay.  After the 2016-2017 school year, we may increase or decrease the number of reserved seats for SweetBay residents in an annual notice to the school prior to commencement of the following school year.

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

Development has begun in the initial portion of Phase 1 of the community consisting of 127 single family lots, with 9 models and the model complex and welcome center are now open. During 2016, 13 single family lots were sold.

Entitlements include a Development Agreement with a 30-year term that sets forth the obligations between SweetBay and Panama City, the local jurisdiction for project approvals.  Panama City and Bay County are considered a recovering housing market, with SweetBay being the first and only entitled master planned community of its size in its market area.

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

Northeast Point is an entitled 75 acre project subdivided into 12 oceanfront lots and one existing residence on Islesboro Island, a small island community that is accessed by ferry service from Lincolnville, Maine, just north of Camden, Maine.  Islesboro is predominantly a seasonal destination for affluent families, some of whom have been coming to the island for generations.

During 2016, we sold the remaining three lots at Rockport, Maine and one home at Northeast Point. We only have one remaining property on Islesboro Island to sell and will continue to market it while exercising patience in order to maximize shareholder value for this project.

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

During 2015, we received approval to process an amendment from the City of Santee to amend the General Plan.  We are preparing the project and General Plan EIRs and will then prepare a new master development plan which will be the basis for a future plan submittal or development application to the City of Santee. As a prerequisite for development, we are working in cooperation with the City of Santee to complete a habitat preserve plan, which will create an open space preserve required by state and federal regulations for the City of Santee to process and approve our development plans.  In addition, we are working with the City to complete an important traffic study involving State Highway Route 52 from the City of Santee west to the intersection with State Highway 5.

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

We own a 90% controlling interest in the partnerships that are the lessees under a long term lease entered into on December 26, 1968.  The lessor is an affiliate of Pacific Gas & Electric, which owns the nearby Diablo Canyon Power Plant.  The property is largely open space and features slopes rising above Avila Bay offering spectacular panoramic views in all directions.

In 2016, Pacific Gas & Electric ("PG&E") began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time, and has recently stated that it will not make any commitments on land disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $18,000,000 as of December 31, 2016.  If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

Competition

Real estate development and ownership is a highly competitive business.  There are numerous residential real estate developers and operators, as well as properties and development projects, operating in the same geographic areas in which we operate.  Competition among real estate developers and development projects is determined by the location of the real estate, the market appeal of the development plan, and the developer’s ability to build, market and deliver project segments on a timely basis.  Many of our competitors may have greater financial resources and/or access to cheaper capital than us.  Residential developers sell to homebuilders, who compete based on location, price, market segmentation, product design and reputation.

Government Regulation

The residential real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities.  In developing a community, we must obtain the approval of numerous government agencies regarding such matters as permitted land uses, housing density, affordable housing, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes.  Regulations affect homebuilding by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential home buyers.  Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.

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

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2013, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay Land Company, LLC (“Otay”).  The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.  Otay and Flat Rock commenced a lawsuit in California Superior Court seeking compensation from the parties who Otay and Flat Rock believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.  We have filed an appeal of this decision; however, we can give no assurances that any appeal will be successful. See Note 14 to our consolidated financial statements for more information.

Farming

The Rampage Property is a 1,544 acre grape vineyard located in southern Madera County, California.  Although this property is not currently entitled for residential development, it is located in a growing residential area northwest of Fresno, California.  We purchased this land with the intention of obtaining the necessary entitlements to develop the property as a master-planned community, including meeting requirements with respect to adequate water supply.  We are continuing to evaluate the market to determine the profitability of a residential development and also considering selling the vineyards if an opportunity presents itself.  In the interim, we have been conducting farming activities at the vineyard and, starting in 2010, have been generating positive cash flows from selling grapes.

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

Available Information

The Securities Exchange Commission (the “SEC”) maintains an internet site that contains reports, proxy or other information statements regarding issuers that file electronically with the SEC at www.sec.gov.  The following documents and reports are available on or through our website (www.homefedcorporation.com) as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC as applicable:
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

We may be adversely affected by changes in U.S. tax laws. The U.S. Congress and the President of the U.S. have indicated a desire to reform the U.S. corporate income tax. As part of any tax reform, it is possible that the U.S. corporate income tax rate may be reduced. Additionally, there may be other potential changes including limiting or eliminating various other deductions, credits or tax preferences. At this time, it is not possible to measure the potential impact on the value of our deferred tax assets, business, prospects or results of operations that might result upon enactment.

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

Our properties may be at risk from natural disasters beyond our control.  Damage to any of our properties, whether by natural disasters or weather related events, including earthquakes, hurricanes, flooding, and fires or otherwise, may either delay or preclude our ability to develop and sell our properties, or affect the price at which we may sell such properties.

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

We own or have economic interests in real estate investments in California, Florida, Maine, New York, South Carolina and Virginia.  As a result, our financial results are dependent on the economic strength of various regions within the U.S. Significant adverse changes in local economic conditions in areas where we own or are developing real estate projects could adversely affect the value of our projects and negatively impact our financial results. Significant increases in local unemployment and cost of living, including increases in residential property taxes, or concerns about the financial condition of the municipalities in which we have properties, could adversely affect consumer demand for our housing projects and negatively impact our financial results.

We may not be able to renew the ground leases at Brooklyn Renaissance Plaza at rates that are satisfactory to us. The majority of the Renaissance Plaza is subject to a 99 lease ground lease with the City of New York (the “City”).  The first period of the ground lease expires in June 2022, with the base rent at a stated flat rent in addition to a percentage of the garage operating income.  The amount of the ground lease payment beyond June of 2022 will be determined every 10 years based on then market conditions and subject to certain qualifiers specified in the lease. There can be no assurance that we will agree with the City on the what constitutes market rent.  Our inability to renew the ground lease at rates that are satisfactory to us or that we view as market could have a negative impact on our cash flow and the valuation of our interest in Renaissance Plaza.

Significant influence over our affairs may be exercised by our principal stockholders who could impact our business. As of February 8, 2017, Leucadia is the beneficial owner of an aggregate of 10,054,226 shares of our common stock or approximately 65% of our common stock outstanding.  In addition, our other significant stockholders include our Chairman, Joseph S. Steinberg (approximately 4.8% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) who is also Chairman, a director and a significant stockholder of Leucadia.  Pursuant to a stockholders agreement with the Company, Leucadia has agreed that to the extent its ownership of shares of our common stock exceeds 45% of the outstanding voting securities of the Company, Leucadia will limit its vote to no more than 45% of the total outstanding voting securities voting on any matter, assuming all of the total outstanding voting securities not owned by Leucadia vote on such matter.  This concentration of equity ownership may delay or prevent a change in control of our Company and may make some transactions more difficult without the support of Leucadia.  In addition, the interests of our significant stockholders may not always coincide with the interests of other stockholders.

We may not realize anticipated benefits of the acquisition of Leucadia’s real estate assets and investments and we face uncertainties with respect to our significantly expanded business.  The Acquisition is subject to numerous risks and uncertainties including:

•The failure to realize the anticipated benefits of the transaction;
•The inability to manage the acquired assets effectively;

•	The disruption of our current ongoing business activity and distraction of management from ongoing business concerns; and
•The potential for unknown costs associated with the acquired assets.

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

The terms of our indebtedness contain various covenants that could limit our business activities.  The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business.  In particular, the indenture dated June 30, 2015, among us, our domestic wholly-owned subsidiaries and Wilmington Trust, N.A., as trustee (the “Indenture”) governing our 6.5% Senior Notes with an aggregate principal amount of $103,145,000 (as of December 31, 2016) due 2018 contains certain covenants, among other things, that restrict our and our subsidiary guarantors’ ability to incur, issue, assume or guarantee certain indebtedness; issue shares of disqualified or preferred stock; incur liens; pay dividends on equity; or consummate certain asset sales or affiliate transactions.  We cannot assure you that we will be able to satisfy any of these covenants in the future or that we will be able to pursue our new business strategies within the constraints of these restrictive covenants in our Indenture.   Additionally, the Indenture contains certain customary events of default, including failure to comply with the covenants contained therein, which may result in the acceleration of the maturity of the Notes.

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

Item 1B.  Unresolved Staff Comments.
Not applicable.
Item 2.  Properties.

At December 31, 2016, we are the developer of various real estate properties, all of which are described under Item 1. Business under our Real Estate segment disclosure.  Our real estate had an aggregate book value of approximately $340,200,000 at December 31, 2016.

We lease 10,515 square feet for our corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  We rent office space at our corporate headquarters to Leucadia for an annual rent of $12,000, payable monthly.

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

	High	Low
2015
First Quarter	$47.25	$42.45
Second Quarter	49.85	45.25
Third Quarter	47.95	40.51
Fourth Quarter	45.50	34.00
2016
First Quarter	$36.50	$31.25
Second Quarter	46.00	33.98
Third Quarter	44.00	36.00
Fourth Quarter	50.00	42.25

2017
First quarter (through February 8, 2017)	$47.00	$42.50

The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions.  On February 8, 2017, the closing bid price for our common stock was $45.00 per share.  As of that date, there were 404 stockholders of record.  No dividends were paid during 2016 or 2015 to HomeFed common shareholders.  We do not have a regular dividend policy and whether or not to pay dividends is subject to the discretion of our Board of Directors.

During the third quarter of 2016, dividends of $22,000,000 were declared and distributed by our subsidiary that owns the San Elijo Hills project, of which $3,300,000 was paid to the noncontrolling interests in the San Elijo Hills project, and the balance was transferred to HomeFed Corporation.  The dividends retained by us did not increase the amount of consolidated liquidity reflected on our consolidated balance sheet; however, they did increase the liquidity of the parent company, HomeFed Corporation.

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

The transfer agent for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock.  As of December 31, 2016, 104,591 common shares remain available for repurchase under this program.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice, and our ability to make such purchases remains subject to the covenants and restrictions in our Indenture governing our outstanding Notes (defined below).

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding-500 Index for the period commencing December 31, 2010 to December 31, 2016.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2011 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec11	Dec12	Dec13	Dec14	Dec15	Dec16
HomeFed Corporation	100	136.60	188.66	231.96	175.52	231.96
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
S&P 500 Homebuilding Index	100	204.39	223.60	249.16	270.45	246.68

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
Revenues	$80,996	$69,538	$59,505	$56,804	$35,849
Expenses	76,900	61,257	54,066	38,491	24,444
Net income (a)	36,963	6,503	4,732	12,704	7,432
Net income attributable to HomeFed Corporation common shareholders (a)	36,684	5,835	3,886	11,268	6,022
Basic earnings per share (a)	$2.38	$0.38	$0.29	$1.43	$0.76
Diluted earnings per share (a)	$2.38	$0.38	$0.29	$1.43	$0.76

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$53,140	$66,676	$61,495	$57,306	$22,987
Investments available for sale	—	—	35,898	31,896	36,390
Real estate held for development	297,665	301,683	143,301	103,465	116,537
Real estate held for investment, net	42,536	43,347	45,184	3,607	3,708
Total assets	582,332	555,311	433,189	204,402	189,409
HomeFed Corporation shareholders’ equity	444,176	406,381	399,895	179,835	168,380
Shares outstanding	15,449	15,408	15,388	7,880	7,880
Book value per share (b)	$28.75	$26.37	$25.99	$22.82	$21.37

(a)
During 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. As a result, $31,850,000 of the deferred tax valuation allowance was reduced as a credit to income tax expense during 2016. For the years ended December 31, 2015, 2014, 2013 and 2012 we decreased our deferred tax valuation allowance by recording a decrease to our income tax provision of $1,550,000, $900,000, $1,350,000 and $750,000, respectively.

(b)    Excludes noncontrolling interest.

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

Results of Operations

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, all of which were acquired during 2014 in the Acquisition and Village III Master which was formed in 2016.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard.  Corporate primarily consists of investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the years ended 2016, 2015 and 2014 is presented in the following table.  Consolidated operations are reflected from the date of acquisition, which for the Acquisition was March 28, 2014.

	2016	2015	2014
	(in thousands)
Revenues:
Real estate	$76,548	$64,484	$54,294
Farming	4,436	5,042	5,199
Corporate	12	12	12
Total consolidated revenues	$80,996	$69,538	$59,505

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$16,638	$16,137	$14,470
Farming	462	1,242	1,719
Corporate	(9,212)	(8,620)	(9,974)
Total consolidated income from continuing operations before income taxes and noncontrolling interest	$7,888	$8,759	$6,215

As a result of the Acquisition, the newly acquired entities were consolidated for the twelve months ended December 31, 2015 versus only approximately nine months of activity during 2014.  General and administrative expenses of the newly acquired entities increased by $250,000 in 2015 versus 2014 primarily related to marketing expenses (principally SweetBay).

Real Estate

Otay Land Project:

Revenues include $30,000,000 for the land sold as part of the HomeFed Village III Master, LLC ("Village III Master") transaction during 2016. Cost of sales was $22,800,000 for 2016. There were no sales of real estate at the Otay Land project during 2015 and 2014.

Legal expenses decreased by $600,000 during 2016 as compared to 2015 primarily due to decreased legal fees relating to the Flat Rock litigation (see Note 14 to our consolidated financial statements for more information).

General and administrative expenses decreased by $800,000 during 2015 as compared to 2014 due to decreased legal activity pertaining to Otay Land Company and Flat Rock Land Company’s lawsuit related to the environmental contamination of the property.   Professional fees declined by $100,000 in 2015 versus 2014 due to general fluctuation in business activity at the project.

Interest and other income increased by $1,000,000 during 2016 period versus 2015 due to the recovery of $1,000,000 in 2016 from the judgment against certain defendants in the Flat Rock litigation.

San Elijo Hills Project:

For the three years ended December 31, we have closed on sales of real estate as follows:

	2016	2015	2014
Number of units sold:
Single family lots	27	44	23
Multi-family lots	—	—	—
Residential condominium units	—	—	—
Single family homes	—	—	10
Sales price, net of closing costs:
Single family lots	$14,600,000	$23,200,000	$9,200,000
Multi-family lots	$—	$—	$—
Residential condominium units	$—	$—	$—
Single family homes	$—	$—	$15,350,000

Revenues recognized at closing were $11,300,000, $22,000,000 and $24,400,000 for 2016, 2015 and 2014, respectively.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $800,000, $80,000 and $1,150,000, respectively, for 2016, 2015 and 2014.

Revenues from sales of real estate at the San Elijo Hills project also include amounts recognized pursuant to revenue or profit sharing with homebuilders of $1,800,000 for the year ended December 31, 2014.

We recorded co-op marketing and advertising fee revenue of approximately $300,000, $450,000 and $800,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

During 2016, 2015 and 2014, cost of sales of real estate aggregated $6,950,000, $11,900,000 and $14,500,000, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses for 2016 as compared to 2015 decreased by $150,000 as compared to the same period in the prior year, primarily due to lower legal fees as a result of decreased sales and general business activity.

General and administrative expenses held steady in 2015 as compared to 2014 resulting from a slight decrease in marketing expenses due to less available inventory to sell, mostly offset by a slight rise in legal expenses related to increased activity to settle the trademark litigation.

Ashville Park:

For the years ended December 31, 2016, 2015 and 2014, we have closed on sales of real estate as follows:

	2016	2015	2014
Number of units sold:
Single family lots- Village A	—	—	15
Single family lots- Village B	—	37	37
Former visitor center	1	—	—
Sales price, net of closing costs:
Single family lots- Village A	$—	$—	$2,500,000
Single family lots- Village B	$—	$5,200,000	$4,450,000
Former visitor center	$550,000	$—	$—

Revenues recognized at closing were $550,000, $4,950,000 and $6,250,000 for 2016, 2015 and 2014, respectively.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $500,000, $1,550,000 and $65,000 for 2016, 2015 and 2014, respectively.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $200,000 for 2016.

We recorded co-op marketing and advertising fee revenue of approximately $250,000 for each of the three years ended December 31, 2016, 2015 and 2014.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate aggregated $450,000, $3,700,000 and $3,500,000 for 2016, 2015 and 2014, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses decreased by $100,000 related to salaries expense during 2016 as compared to the same period in 2015 due to a reduction in headcount. General and administrative expenses held steady from 2015 as compared to 2014 resulting from a $100,000 reduction in bonus expense due to a change in personnel, offset by a $100,000 increase in utilities expense related to bundling more services in order to attract a wider customer base.

The Market Common:

For the years ended December 31, 2016, 2015 and 2014 the rental activity includes:

	2016	2015	2014
Rental income	$9,450,000	$10,550,000	$8,200,000
Amortization of lease intangibles included in rental income	250,000	(650,000)	(400,000)
Adjustment for straight-line rental income	(50,000)	(250,000)	(400,000)

Rental operating expenses	$5,600,000	$6,000,000	$4,700,000

During the fourth quarter of 2016, Piggly Wiggly closed its supermarket due to economic hardship with several years remaining on its lease. As a result, we had a decline in rental income in 2016 as compared to 2015 because we had to write-off our intangible asset related to their above market lease contract and tenant improvement incentives which aggregated $750,000. We are actively seeking a suitable replacement tenant for the retail center.

Depreciation and amortization expenses increased during 2016 as compared to 2015 by $650,000 primarily due to the write-off of lease intangibles and other assets related to Piggly Wiggly's lease. Due to their store closing, we had to immediately expense the remaining amortization on the lease in place intangibles and capitalized costs which aggregated $1,150,000. This was partially offset by a runoff of certain depreciable and amortizable assets over the course of 2016.

For the years ended December 31, 2016, 2015 and 2014 we have closed on sales of real estate as follows:

	2016	2015	2014
Number of units sold:
Single family lots	38	34	32
Multi-family lots	10	14	11
Sales price, net of closing costs:
Single family lots	$1,750,000	$1,250,000	$1,100,000
Multi-family lots	250,000	350,000	300,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $1,600,000, $1,250,000 and $550,000 for the years ended December 31, 2016, 2015 and 2014 respectively.

Maine projects:

During 2016, we closed on the sale of three lots at Rockport, Maine and one home at Northeast Point, Maine for aggregate cash proceeds of $650,000. Cost of sales of real estate was $50,000 for 2016.

General and administrative expenses decreased by $150,000 for 2016 as compared to 2015, primarily due to the reduction in management fees resulting from fewer remaining real estate assets to manage.

SweetBay project:

We sold 13 single family lots for $4,250,000 during 2016. Cost of sales of real estate was $4,400,000 for 2016. This pre-tax loss is primarily due to a reserve for a potential loss of $200,000 that was recorded in 2016 related to home sales under contract and are expected to close in 2017. There were no real estate sales at the project during 2015 and 2014.

During 2016, we received and recognized $1,300,000 as sales of real estate from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390. Cost of sales related to this transaction was $70,000. This sale was a unique transaction in that we sold raw, unimproved land. Future sales will most likely require us to develop and improve the land which will increase costs and reduce gross margins.

General and administrative expenses increased by $300,000 for 2016 as compared to 2015, primarily due to an increase in marketing activity related to the sales grand opening at the SweetBay project. General and administrative expenses also decreased by $100,000 for 2016 as compared to 2015 due to reduced legal activity for the project.

Pacho Project:

In 2016, Pacific Gas & Electric ("PG&E"), an affiliate of the lessor, began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time, and has recently stated that it will not make any commitments on land disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $18,000,000 as of December 31, 2016.  If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

General administration expenses increased by $450,000 for 2016 compared to 2015 related to legal fees.

BRP Leasing:

For the years ended December 31, 2016, 2015 and 2014 the rental activity is as follows:

	2016	2015	2014
Rental income	$12,450,000	$11,900,000	$8,800,000
Amortization of lease intangibles included in rental income	1,600,000	1,650,000	1,300,000
Adjustment for straight-line rental income	(100,000)	(100,000)	(500,000)

Rental operating expenses	$11,900,000	$11,250,000	$7,950,000

During 2015, we recorded a reduction of $150,000 to Rental income and Accounts receivable related to the straight-line calculation of rental income in 2014.  This out of period adjustment did not have a material impact on rental income, net income or accounts receivable as of and for the years ending December 31, 2015 and 2014.

General and administrative expenses increased by $800,000 due to increased capital tax expenses incurred during 2016 as compared to the same period in 2015 due to an increase in the estimated annual projections for New York City and New York State assessments.

Farming

Rampage Property:

Farming revenues at the Rampage property aggregated $4,450,000, $5,050,000 and $5,200,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold. Farming revenues decreased by $600,000 during the 2016 as compared to 2015 as a result of lower grape yields due to unfavorably hot weather conditions prior to the harvest. The reduction in farming revenues during 2015 as compared to 2014 principally due to lower grape yields resulting from the conversion of acres of grape vineyard into acres for the almond orchard.

Farming expenses increased by $150,000 during 2016 as compared to 2015, primarily due to well repairs and additional farming expenses associated with the almond orchard.  Farming expenses increased by $150,000 during 2015 versus 2014 primarily due to additional expenses associated with farming a greater number of acres at the almond orchard and higher well repair expenses.

Depreciation and amortization expenses increased by $100,000 during 2016 as compared to 2015 and $100,000 during 2015 as compared to 2014 as a result of new wind machines purchased for the vineyard and almond orchard during the early summer of 2015. Depreciation and amortization for 2016 also includes amortization of land improvements related to the almond orchard.

Corporate

General and administrative expenses increased by $500,000 during 2016 as compared to 2015, primarily due to an increase in compensation expense and audit fees.  Compensation and benefits increased by $350,000 due to higher headcount added to oversee the newly acquired real assets. Audit fees increased by $150,000 as a result of increased business activity and tax matters.

General and administrative expenses decreased in 2015, as compared to 2014, primarily due to taxes other than income taxes, accounting and related professional fees, legal expenses and director fees but partially offset by an increase in salaries and employee benefits expense.  Accounting and related professional fees decreased by $750,000 primarily due to additional accounting, due diligence and valuation analysis performed by outside advisers related to the Acquisition during 2014 which were not incurred in 2015.  Taxes other than income taxes decreased by $650,000 related to state and city transfer taxes on the real estate assets acquired in the Acquisition during 2014.  Legal fees decreased by $500,000 due to decreased activity related to the Acquisition.  Director fees declined by $100,000 as a result of fees paid in 2014 to a special committee of our Board consisting of two of our directors formed to approve the Acquisition.    The increase in salaries and employee benefit expense of $1,000,000 during 2015 compared to 2014 was primarily due to higher headcount added to oversee the newly acquired real assets and higher base salaries.

For 2016 and 2015, our provision (benefit) for income taxes was ($29,075,000) and $2,250,000, respectively. As discussed above, during 2016, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset. As a result, $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2016. Our effective tax rate for 2015 was 25.8%.

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

Income Taxes  – We record a valuation allowance to reduce our net deferred tax asset to an amount that we expect is more likely than not to be realized.  If our estimate of the realizability of our deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would increase income tax expense in such period.   The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on our projection of taxable income in the future.

During 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. The primary positive evidence considered was the formation of Village III Master with three national builders to develop and build homes at the Otay Land project and the projections of taxable income from the Otay Land and other of our projects. In addition, our minimum tax credits have no expiration. As a result, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset; accordingly, approximately $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2016.

The projection of future taxable income is based upon numerous assumptions about the future, including future market conditions where our projects are located, regulatory requirements, estimates of future real estate revenues and development costs, future interest expense, operating and overhead costs and other factors.  We evaluate all positive and negative evidence with respect to our realizability of our deferred tax asset. To the extent there is sufficient negative evidence, an increase to the valuation allowance and tax expense would be recorded to reflect the appropriate amount of the change. If the actual taxable income is less than the amounts projected and are thus insufficient to support the deferred tax asset, an addition to the valuation allowance would be recorded that would increase tax expense in the future.  Adjustments to the valuation allowance in the future can be expected.
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

We record interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.  At this time, we believe we can substantiate our tax positions, and it is more likely than not that our positions will be sustained.  Based on our evaluation of our tax filings at December 31, 2014, we did not record any amounts for uncertain tax positions. As of December 31, 2014, we had no gross unrecognized tax benefits.  During the third quarter of 2015, resulting from a tax matter related to the Acquisition, we recorded an unrecognized tax benefit of approximately $2,550,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability.  During the fourth quarter of 2015, we increased the unrecognized tax benefit by $400,000 related to this tax matter.  During 2016, we increased the unrecognized tax benefit by approximately $1,350,000 related to this tax matter. During 2016, interest expense of $100,000 was accrued.

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
If a property is considered impaired, the impairment charge is determined by the amount of the property’s carrying value exceeds its fair value.  We did not record any provisions for impairment losses during the years ended December 31, 2016, 2015 and 2014.
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

Liquidity and Capital Resources

Net cash of $5,550,000 was provided by and $145,200,000 was used for operating activities during 2016 and 2015, respectively. For 2016, cash was provided by the sale of real estate at the Otay Land project in the amount of $30,000,000. For 2016 and 2015, cash was used for payments of federal and state income taxes and real estate expenditures for development properties including the improvement of the almond orchard. For 2015, cash of $153,750,000 was also used for two acquisitions of real estate held for development at the Otay Land project.

Net cash of $1,650,000 was used for investing activities during 2016 consisting of cash used for an $13,200,000 equity investment in Village III Master in order to fund the project for the infrastructure improvements. For 2016, cash proceeds include $11,400,000 from the redemption of the 2006B Bonds by the City of Myrtle Beach. We also invested $3,250,000 equity investment in BRP Hotel for the funding of the hotel renovation during the first half of 2016 which was subsequently returned to us in the fourth quarter of 2016. Net cash of $37,800,000 was provided by investing activities during 2015 period principally due to liquidating the investments portfolio of $33,100,000 in order to partially fund the purchase of the Otay real estate in July 2015.

Net cash of $17,450,000 was used for financing activities during 2016 related to the repurchase of $14,600,000 of debt through asset sale offers, the $3,300,000 distribution to a non-controlling interest related to the San Elijo Hills project and the payment of debt issuance costs of $600,000. During 2016, we received $1,000,000 from the exercise of options to purchase common shares. Net cash of $112,600,000 was provided by financing activities during 2015 period related to the issuance of the $125,000,000 principal amount 6.5% Senior Notes for $123,750,000 (99% of principal amount). Cash outflows for 2015 period include the distribution of $3,300,000 to a non-controlling interest related to the San Elijo Hills project and the payment of debt issuance costs of $1,150,000 during 2015.

Our principal sources of funds are cash and cash equivalents, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from subsidiaries, interest income, distributions from equity method investments, Rampage property’s lines of credit, proceeds from the issuance of the Notes (as described below) and financing from Immigration and Nationality Act (“EB-5 Program”) (see Note 19 to our consolidated financial statements for more information).

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

The indenture governing the Notes contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness collateralized by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally, certain customary events of default may result in an acceleration of the maturity of the Notes.   At December 31, 2016, we are in compliance with all debt covenants.

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

In addition, we are required to use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest as of the date fixed for the closing of such asset sale offer. Accordingly, we have made the following repurchases:

Date of Repurchase	Principal Repurchased	Approximate Interest Payment Associated with Repurchase

December 15, 2016	$4,162,000	$120,000

November 15, 2016	$9,176,000	$220,000

September 27, 2016	$625,000	$10,000

January 28, 2016	$618,000	$3,000

October 20, 2015	$7,274,000	$146,000

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

Otay Land Project:
In April 2016, through a HomeFed subsidiary, we formed Village III Master to own and develop an approximate 450 acre community planned for 948 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders, who are members of Village III Master. We made an initial non-cash contribution of $20,000,000, which represents the fair market value of the land contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The $30,000,000 in proceeds we received from the builders at closing was recognized as revenue from sales of real estate during 2016.

In January 2017, we recorded the final map that subdivided the approximately 450 acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the community of Escaya. We formed three limited liability companies (“LLCs”) to own and develop 948 homes within Escaya and entered into individual operating agreements with each of the three builders as members of the LLCs.  Upon admittance of the three builders into their respective individual LLCs, each of the three builders withdrew as members of the HomeFed Village III Master, LLC, which is now a wholly owned subsidiary of HomeFed Corporation.  On January 5, 2017, we made an aggregate capital contribution valued at $33,200,000 to the three LLCs, representing land and completed improvement value.  In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective individual LLCs, which will be used to fund infrastructure costs to be completed by us.

Our maximum exposure to loss is limited to our equity commitment. We are responsible for the remaining cost of developing the community infrastructure for which we have received credit to date as a capital contribution of $13,200,000, with funding guaranteed by us under the Village III Master operating agreement. The builders are responsible for the remaining construction and the marketing of the 948 homes with funding guaranteed by their respective parent entities.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of Village III Master, and the obligation was subsequently transferred to the three builder LLCs in January 2017 (see Note 6 to our consolidated financial statements for more information). In 2016, we secured bonds of approximately $53,650,000. See Note 14 to our consolidated financial statements for more information.

San Elijo Hills Project:

The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. We have completed construction of the first phase of the Towncenter, which included 12 residential condominium units, all of which have been sold, and 11,000 square feet of commercial space, all of which has been leased. The second phase of the Towncenter consists of undeveloped land currently entitled for 37,800 square feet of commercial space and 12 multi-family units. The 48,800 square feet of commercial space in phase one and two of the Towncenter and the 12 multi-family units in phase two are currently under contract with a local developer for a cash payment of $5,800,000. Timing of the closing is subject to project plan approvals by the City of San Marcos and is currently expected during the first half of 2017. The third phase of the Towncenter is a 2.5 acre parcel of land, formerly designated as a church site. The third phase of the Towncenter is under contract with a local developer for a cash payment of $600,000 plus $100,000 per multi-family unit that the buyer is able to entitle, currently anticipated to be 12 multi-family units. Closing of the third phase of the Towncenter is subject to entitlement approvals by the City of San Marcos and timing is uncertain.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. As of February 8, 2017, we have entered into agreements to sell five single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $7,000,000 and are expected to close during the first half of 2017.

Cash proceeds from sales of real estate at the San Elijo Hills project during 2016 is comprised of the following:

	Number of units sold	Cash Proceeds
Single family lots	27	$14,600,000	*

* Includes a $1,500,000 hold back that will not be released to us until we complete the required improvements which is expected to occur during first quarter of 2017.

As of December 31, 2016, the remaining land at the San Elijo Hills project to be sold or leased consists of the following:

Dwelling units (combined single and multi-family lots)	84

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

Ashville Park Project:
During 2016, we sold the former visitor center for net cash proceeds of $550,000 which generated a gross profit of $250,000.

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach. The purchase is contingent upon approval of the 67 lot entitlement into our project by City of Virginia Beach within 180 days from the effective date of the agreement for which the deadline has been extended to June 30, 2017.  If approved, the remaining purchase price will be due on the earlier of (i) the first lot closing of the additional 67 lots added to the entitlements or (ii) December 31, 2018.

We are currently processing plans and permits to begin development work in Village C, which is planned for 71 single family homes starting at 13,500 square feet, and 45 single family homes starting at 18,000 square feet.  The timing of the development and sale of the remaining lots at the project is uncertain. The clubhouse and pool facility is complete.

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during 2016 and 2015 is comprised of the following:

	2016		2015
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	38	$1,750,000	34	$1,250,000
Multi-family lots	10	250,000	14	350,000
Profit sharing agreements	N/A	1,600,000	N/A	1,250,000

As of February 8, 2017, we had entered into an agreement to sell 56 single family lots for $2,750,000 and 78 multi-family lots for $1,250,000 to a homebuilder.  A non-refundable option deposit of $25,000 related was transferred from Leucadia to us as part of the Acquisition.

We have placed $1,250,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at December 31, 2016.

Maine projects:
During 2016, we closed on the sale of three lots at Rockport, Maine and one home at Northeast Point, Maine for aggregate cash proceeds of $650,000.

SweetBay project:
In April 2016, we received $1,300,000 from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390.

The model complex and welcome center are now open. In April 2016, we began booking reservations for homes with potential buyers, and 13 single family home closings were completed during 2016 for aggregate cash proceeds of $4,250,000.

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project. As of February 8, 2017, we have entered into agreements to sell 34 single family homes for aggregate cash proceeds of $11,000,000 which are expected to close during 2017.

Other projects:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available that is secured by the Rampage property’s crops and matures on January 1, 2018.  As of December 31, 2016, no amounts have been drawn under either line of credit.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At December 31, 2016, $1,400,000 was in the escrow account and is reflected as restricted cash.

Brooklyn Renaissance Hotel refinanced their mortgage during the fourth quarter of 2016 and used the proceeds to return each partner's respective contribution for the hotel renovation. We received $3,400,000 representing our portion of the hotel renovation during December 2016.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills and Ashville Park projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2016, $4,300,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

As of December 31, 2016, we had consolidated cash and cash equivalents aggregating $53,150,000.

As indicated in the table below, at December 31, 2016, our contractual cash obligations consisted of our 6.5% Senior Notes and our operating leases, which totaled $534,000, net of sublease income.

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	2017	2018-2019	2020-2021	Thereafter

Indebtedness	$103,145,000	$—	$103,145,000	$—	$—
Operating lease, net of sublease income	$534,000	$288,000	$246,000	$—	$—

Capitalized Interest

We began capitalizing interest when we issued our 6.5% Senior Notes on June 30, 2015.  Capitalized interest was allocated among all of our projects that are currently under development.  For the years ended December 31, 2016 and 2015, capitalized interest aggregated $8,750,000 and $4,650,000, respectively.

Off-Balance Sheet Arrangements

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements at the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the project pursuant to the terms of agreements entered into when the project was acquired by us.  We are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of our subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2016, the outstanding amount of these bonds was approximately $3,000,000, none of which has been drawn upon.

We are also required to obtain infrastructure improvement bonds for the benefit of the City of Virginia Beach in connection with the Ashville Park project.  As of December 31, 2016, the outstanding amount of these bonds was approximately $800,000, none of which has been drawn upon.

We are required to obtain infrastructure improvement bonds for the benefit of the City of Chula Vista in connection with the Otay project.  In 2016, we secured bonds of approximately $53,650,000.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

At December 31, 2015, our investment portfolio included Series 2006B Bonds issued by the City of Myrtle Beach, South Carolina which were classified as held to maturity securities. In determining the fair value, we utilized estimates of future cash flow projections with inputs based on our internal data and any available market information.  Inputs included estimates related to the assessed real estate values of the properties included in the tax district that services the Series 2006B Bonds, payments received and estimated tax increment generated from the estimated assessed property value.  A present value calculation was applied to the estimate of future cash flows using an appropriate discount rate of 10% to reflect market risk and current market conditions when determining the estimated fair value of the asset. Our fixed income securities, like all fixed income instruments, were subject to interest rate risk and would fall in value if market interest rates increased. On October 1, 2016, the 2006B Bonds became eligible for refinance and were repurchased by the City (see Note 3 to our consolidated financial statements for more information).

Currently, our market risk arises principally from interest rate risk related to our borrowing activities.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$—	$103,145,000	$—	$—	$—	$—	$103,145,000	$103,274,000
Weighted Average Interest Rate		6.5%

In addition, we are required to use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest as of the date fixed for the closing of such asset sale offer. Accordingly, we have made the following repurchases:

Date of Repurchase	Principal Repurchased	Approximate Interest Payment Associated with Repurchase

December 15, 2016	$4,162,000	$120,000

November 15, 2016	$9,176,000	$220,000

September 27, 2016	$625,000	$10,000

January 28, 2016	$618,000	$3,000

October 20, 2015	$7,274,000	$146,000

Item  8.   Financial Statements and Supplementary Data.
Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.
Item  9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2016.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2016.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Item 9B.  Other Information.
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

As of February 8, 2017, our directors and executive officers, their ages, the positions with us held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that our Board of Directors considered in selecting each of them to serve as one of our directors.

Directors

Patrick D. Bienvenue, age 62, has served as a director since August 1998 and was an Executive Vice President of The St. Joe Company from August 2011 to November 2015, a publicly traded company engaged in real estate development, sales and other activities.  From January 1996 until April 2011, Mr. Bienvenue served in a variety of executive capacities with real estate related subsidiaries of Leucadia and was responsible for the entitlement, development and management of these entities and their properties.  Mr. Bienvenue has senior managerial and development experience in the real estate sector.

Timothy M. Considine, age 76, has served as a director since January 1992, serving as Chairman of the Board from 1992 to December 1999, and is employed on a part-time basis by Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002. Mr. Considine has accounting and managerial experience.  Mr. Considine also has experience serving on the boards of private entities.

Ian M. Cumming, age 75, has served as a director since May 1999.  Mr. Cumming also serves as Chairman of the Board of Crimson Wine Group, Ltd., Leucadia’s former winery operations, which were spun off to Leucadia shareholders in February 2013.  He previously served as Chairman of the Board of Leucadia from June 1978 until July 2013.  Mr. Cumming also previously served as a director of Jefferies Group, Inc., a publicly held company until its acquisition by Leucadia in March 2013 (now known as Jefferies Group LLC) (“Jefferies”), Fortescue Metals Group Ltd. (“Fortescue”), AmeriCredit Corp., Mueller Industries, Inc. (“Mueller”) and Skywest, Inc.  Mr. Cumming has managerial and investing experience in a broad range of businesses through his almost 35 years as Chairman and Chief Executive Officer of Leucadia.  He also has experience serving on the boards of directors and committees of both public and private entities.

Mr. Friedman, 61, has served as a director since April 22, 2014. Mr. Friedman has served as a director and as President of Leucadia since March 1, 2013. Since July 2005, Mr. Friedman has been a director and executive officer of Jefferies, a wholly-owned subsidiary of Leucadia, and has been Chairman of the Executive Committee of Jefferies since 2002. Since 1997, Mr. Friedman has served as President of Jefferies Capital Partners (formerly known as FS Private Investments), a private equity fund management company controlled by Mr. Friedman in which Jefferies has an ownership interest. Mr. Friedman was previously employed by Furman Selz LLC and its successors, including serving as Head of Investment Banking and a member of its Management and Operating Committees. Prior to his 17 years with Furman Selz and its successors, Mr. Friedman was an attorney with the New York City law firm of Wachtell, Lipton, Rosen & Katz. As a result of his roles at Leucadia and Jefferies, as well as his management of various private equity funds and the significant equity positions those funds hold in their portfolio companies, Mr. Friedman serves on several boards of directors of subsidiaries and investee companies of Jefferies and Leucadia, and since May 2012 has served on the board of directors of Fiesta Restaurant Group, Inc., a public company that owns and operates two restaurant chains. Mr. Friedman served on the board of directors of Carrols Restaurant Group from June 2009 through May 2012. Mr. Friedman has managerial and investing experience in a broad range of businesses, as well as experience serving on the boards and committees of both public and private companies.

Michael A. Lobatz, age 65, has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981.  Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Joseph S. Steinberg, age 73, has served as a director since August 1998 and as Chairman of the Board since December 1999.  Mr. Steinberg is Chairman of the Board of Directors of Leucadia, and from January 1979 until March 1, 2013 served as President of Leucadia.  Mr. Steinberg is also a director of Jefferies.  He also serves as the Chairman of HRG Group, Inc. (formerly known as Harbinger Group Inc.) and serves on the board of directors of Crimson Wine Group, Ltd.  Mr. Steinberg had previously served as a director of Mueller and Fortescue.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

Executive Officers

Paul J. Borden, age 68, has served as a director and our President since May 1998.  Mr. Borden was a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia’s real estate investments.  Prior to working for Leucadia he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

John K. Aden, Jr., age 59, has served as Vice President of the Company since May 2012 and has been employed by us as Senior Project Development Manager since May 2012.  Prior to joining us, Mr. Aden was an Executive Vice President from 1998 to April 2012 and Vice President from 1994 to 1997 for The Otay Land Company and JPB Development and Vice President of Community Development from 1989 to 1994 for The Eastlake Company, real estate development companies in San Diego, California.  Mr. Aden is a licensed architect.

Christian E. Foulger, age 42, has served as Vice President of the Company since April 2011 and has been employed by us as a Special Projects Manager since November 2005.  Prior to joining us, Mr. Foulger was a Financial Analyst from 1998 to 2000 and Vice President from 2001 to October 2005 for Cottonwood Partners Management, a real estate development and management company in Salt Lake City, Utah.

Erin N. Ruhe, age 51, has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by us as Controller since January 1999.  Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that during the year ended December 31, 2016, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

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

At our 2016 annual meeting of stockholders, the say-on-pay advisory vote received approval from approximately 99.6% of the shares voted on the matter and the Compensation Committee made no significant changes to our executive compensation program during the year.

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

For Mr. Borden, the Compensation Committee recognized his continuing leadership in and support of the Company’s senior management in achieving their individual objectives, resulting in by their success and the Company’s achievements during 2016. The Committee recognized Mr. Borden’s focus on identifying and working on the Company’s priorities in terms of future investment returns, and managing areas of risk.. Under Mr. Borden’s leadership, with Mr. Aden, the Company was able to in complete successful negotiations with the builders on the Otay Ranch property resulting in the consummation of the HomeFed Village III Master, LLC agreement and an agreement which will lead to development of a new master plan community and homebuilding venture, a major accomplishment in 2016. Mr. Borden also provided Mr. Aden with support in implementing project goals involving contract homebuilding ventures at SweetBay and San Elijo Hills. With Mr. Foulger, Mr. Borden advised on decisions involving the Maine and Myrtle Beach properties, and ongoing efforts focused on the Company’s financing objectives. In The Compensation Committee also recognized Mr. Borden’s role in bringing together an accomplished management group ably staffed to manage the Company’s future.

For Mr. Aden, the Compensation Committee recognized the progress made on the properties and projects where he is the senior manager. In particular, the Committee recognized Mr. Aden’s leading role in the formation of the HomeFed Village III Master, LLC development agreements and in obtaining the various required approvals for the project to begin development. The Committee also considered Mr. Aden’s leadership role in working with the builders to complete the residential architecture, product segmentation and marketing plan for this new community. The Committee considered Mr. Aden’s contribution in making progress at SweetBay, Fanita Ranch and San Elijo Hills. At Fanita Ranch, the Committee considered progress made on the submitting the application for a General Plan Amendment and Specific Plan and moving forward with the MSCP (Multiple Species Conservation Plan) which is required for project approval. For both SweetBay and San Elijo Hills, the Committee considered Mr. Aden’s efforts to commence the two homebuilding ventures, complete model homes and begin a new phase of home sales. The Compensation Committee also recognized Mr. Aden’s successful leadership of five capable project managers.

For Mr. Foulger, the Compensation Committee considered his increasing role in the management of the Company. Mr. Foulger provided leadership by chairing management meetings and helping set project objectives and strategy on long - term business plans. He has also been active in exploring financing alternatives for existing and new projects. The Committee also recognized Mr. Foulger’s management achievements which include his senior role in managing The Market Common, Brooklyn Renaissance Plaza, Ashville Park and the Maine properties. At the Market Common, Mr. Foulger focused improving the lease base through renewals and new leases. Mr. Foulger also worked with the City of Myrtle Beach to have the $13,338,000 in investment bonds the Company owned redeemed as part of a refinancing with the proceeds subsequently used to retire an equal amount of the Company’s 6.5% Senior Notes and interest. The Committee also recognized that Mr. Foulger continues to work closely with our partners who manage the Brooklyn Renaissance investment properties in areas of strategic planning and lease renewals. This work included advising on the hotel renovation and $100 million refinance of the Marriott Hotel. At Ashville, Mr. Foulger has been closely monitoring the City of Virginia Beach as it works through regional storm water issues that have delayed development progress. The Committee also recognizes Mr. Foulger’s expanding role in the management of the Company particularly in advising the officers and project managers.

For Ms. Ruhe, the Compensation Committee considered her continuing role in managing the Company’s accounting and financial reporting, treasury, risk management including corporate governance and human resources. For 2016, Ms. Ruhe managed compliance with the debt covenants for the 6.5% Senior Notes including asset sale offers and redemption. Ms. Ruhe also ensured the timely completion of the Company’s financial statements and the filing of our quarterly and periodic SEC reports. Ms. Ruhe managed numerous project-related matters including establishing the accounting and reporting areas resulting from the formation of the HomeFed Village III Master, LLC venture and the relationships with the three builder partners as well as managed each project’s lot and home sales through to closing and receipt of proceeds. The Committee also recognized Ms. Ruhe’s work on the accounting for the contract homebuilding projects, with our broker and surety company to obtain significant increases in the amount of capacity available for project improvement bonds, and to improve our Company and project level financial projections and business planning. In completing its review, the Committee recognized Ms. Ruhe’s success in hiring and managing a larger accounting and administrative staff.

Based upon the foregoing, on January 5, 2017, the Compensation Committee approved annual salary increases (effective January 1, 2017) and discretionary 2016 cash bonuses for each of the Named Executive Officers reflected in the Summary Compensation Table below.

Additionally, all of our employees receive a year-end bonus equal to approximately 3% of base salary and a discretionary bonus.

Long-Term Incentives – Stock Options

By means of our Option Plan, we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

Options Awarded to Executive Officers

Occasionally, stock options may be awarded which, under the terms of our Amended and Restated 1999 Stock Incentive Plan ("the Option Plan"), permit the executive officer or other employee to purchase shares of our common stock at not less than the fair market value of the shares of common stock at the date of grant.  The extent to which the employee realizes any gain is, therefore, directly related to increases in the price of our common stock and, therefore, stockholder value, during the period of the option.  In certain circumstances, options having an exercise price below the fair market value of our common stock on the date of grant may be issued (although none have been granted to date).  Options granted to executive officers become exercisable at the rate of 20% per year, commencing one year after the date of grant.  As discussed above under “Short-Term Incentives – Annual Bonus Compensation,” the number of stock options awarded to an executive officer is not based on any specific formula, but rather on a subjective assessment of the executive’s performance and our performance.  Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information.  The last time options were granted to executive officers was May 2010 (other than options granted to Paul J. Borden in his capacity as a director).

Options Awarded to Directors

Under the terms of our Option Plan, each director, including Paul J. Borden, is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  As stated above, options are priced at the closing price on the date of grant.

In July 2016, pursuant to this automatic grant, each director, including Paul J. Borden, was granted options to purchase 1,000 shares of our common stock with an exercise price of $40.50 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

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

Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.  In 2016, we paid Mr. Borden $42,739 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2016).

Mr. Aden receives a monthly car allowance.

No other Named Executive Officers receive perquisites.

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although two of our directors, Mr. Steinberg and Mr. Cumming, respectively, beneficially own approximately 4.8% and 3.9% of our outstanding common stock.

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

Compensation Committee

Joseph S. Steinberg

Summary Compensation Table
Name and Principal				Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Compensation (2)		Total
Paul J. Borden,	2016	$383,108	$211,493	$10,535	$133,404	(3)	$738,540
President	2015	$375,596	$236,268	$10,904	$151,502		$774,270
	2014	$364,656	$235,940	$15,338	$148,509		$764,443

John K. Aden, Jr.	2016	$313,438	$209,403	$—	$17,084	(4)	$539,925
Vice President	2015	$307,292	$209,219	$—	$17,029		$533,540
	2014	$298,342	$208,950	$—	$16,825		$524,117

Christian E. Foulger,	2016	$240,896	$207,227	$—	$11,084	(5)	$459,207
Vice President	2015	$236,173	$207,085	$—	$11,029		$454,287
	2014	$229,294	$206,879	$—	$14,257		$450,430

Erin N. Ruhe,	2016	$229,865	$206,896	$—	$11,084	(6)	$447,845
Vice President,	2015	$225,358	$181,761	$—	$15,446		$422,565
Treasurer and	2014	$218,794	$181,564	$—	$10,825		$411,183
Controller

(1)
This column represents the grant date fair value of stock options granted to Mr. Borden in his capacity as a director in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 9 to our consolidated financial statements contained herein.

(2)
Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer.  The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(3)
Consists of non-cash compensation of $40,907 for maintaining a temporary residence in California and $9,453 for airfare to and from his primary residence in New Jersey, $42,739 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us and director fees from the Company of $24,000. This column also includes transportation and the personal use of a company car while in California and related expenses, as well as contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden.

(4)
Consists of a monthly car allowance and contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Aden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Aden.

(5)
Consists of contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Foulger, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Foulger.

(6)
Consists of contributions made by us to a defined contribution 401(k) plan, life insurance benefits on behalf of Ms. Ruhe, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Ms. Ruhe.

Grants of Plan-Based Awards in 2016
This table provides information about equity awards granted to our Named Executive Officers in 2016 under our Option Plan.  As discussed in the CD&A, in July 2016, Mr. Borden was granted 1,000 options pursuant to the automatic grant to directors under the Option Plan.

	Grant	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Date	Options (#) (1)	Awards ($/share) (2)	Option Awards (3)

Paul J. Borden,	7/14/2016	1,000	$40.50	$10,535
President

(1)
This column shows the number of shares of common stock issuable under options granted in 2016.  The options vest and become exercisable in four equal installments beginning one year after the grant date.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of our common stock on the date of grant.

(3)
This column shows the grant date fair value of stock options awarded in 2016.  The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period.  For information on the valuation assumptions with respect to this grant refer to Note 9 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End
This table provides information on the holdings of option awards by our Named Executive Officers at December 31, 2016.  This table includes exercisable and unexercisable options.  Options granted to our Named Executive Officers on May 11, 2010, vest and become exercisable in five equal annual installments, commencing one year from the grant date.  Options granted to Mr. Borden as a director vest and become exercisable in four equal annual installments, commencing one year from the grant date.  For additional information about the option awards, see “Long-Term Incentives – Stock Options –Options Awarded to Executive Officers” in the CD&A.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
Name	Grant Date	Exercisable	Unexercisable

Paul J. Borden,	7/9/2012	1,000	—	$22.35	7/9/2017
President	7/11/2013	750	250	$32.30	7/11/2018
	6/12/2014	500	500	$58.00	6/12/2019
	7/15/2015	250	750	$47.85	7/15/2020
	7/14/2016	—	1,000	$40.50	7/14/2021

Option Exercises in Fiscal 2016

This table provides information for the Named Executive Officers with respect to stock options exercised during 2016, including the number of shares acquired upon exercise and the value realized, each before payment of any applicable withholding taxes.

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise

Paul J. Borden (1)	2,000	$36,000

Christian E. Foulger (2)	6,000	$108,000

Erin N. Ruhe (3)	10,000	$185,000

(1) Mr. Borden exercised 2,000 stock options on May 9, 2016 with an exercise price of $25.00 per share and a market price of $43.00 per share.

(2) Mr. Foulger exercised 6,000 stock options on May 9, 2016 with an exercise price of $25.00 per share and a market price of $43.00 per share.

(3) Ms. Ruhe exercised 10,000 stock options on May 10, 2016 with an exercise price of $25.00 per share and a market price of $43.50 per share.

Potential Payment upon Termination of Employment

None of the Named Executive Officers is a party to an employment agreement.  However, under the terms of our current Option Plan, the time within which to exercise vested options may be extended in accordance with the Option Plan, but not beyond the expiration date of the option, for a period of either three months, one year or three years, depending on the triggering event (which are various forms of termination of employment); these triggering events do not result in any acceleration of any unvested options.  For the number of options exercisable by each Named Executive Officer as of December 31, 2016 see the “Outstanding Equity Awards at Fiscal Year-End” table above.
Upon the occurrence of an Extraordinary Event of the Company (as defined in the Option Plan, including a change in control of the Company) all then-outstanding options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2016, Mr. Borden would have received $7,675 (determined by multiplying (A)

the spread between the $45.00 closing price on December 31, 2016 and the per common share exercise price for each option by (B) the number of common shares covered by previously unvested options.

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
Director Compensation
In 2016, each non-employee director received a retainer of $24,000 for serving on the Board of Directors.  In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee and Dr. Lobatz was paid $17,000 for serving on the Audit Committee.  Under the terms of our Option Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.  These options become exercisable at the rate of 25% per year commencing one year after the date of grant.  As a result, options to purchase 1,000 shares of Common Stock at an exercise price of $40.50 per share were awarded to each of Messrs. Borden, Bienvenue, Considine, Cumming, Lobatz and Steinberg on July 14, 2016.  We reimburse directors for reasonable travel expenses incurred in attending board and committee meetings.  This table sets forth compensation paid to our non-employee directors during 2016.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	All Other Compensation		Total (3)

Patrick D. Bienvenue	$24,000	$10,535	$10,000	(4)	$44,535
Timothy M. Considine	$50,000	$10,535	$—		$60,535
Ian M. Cumming	$24,000	$10,535	$—		$34,535
Brian P. Friedman (5)	$—	$10,535	$—		$10,535
Michael A. Lobatz	$41,000	$10,535	$—		$51,535
Joseph S. Steinberg (5)	$—	$10,535	$—		$10,535
(1)    This column reports the amount of cash compensation earned in 2016 for Board and committee service.

(2)
This column represents the fair value of options granted to directors in 2016 calculated in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 9 to our consolidated financial statements contained herein.

(3)	This table does not include disclosure for any perquisites or other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

(4)
Mr. Bienvenue received consulting fees from the Company of $7,500 and travel reimbursement of $2,500.  The fees were approved by the Audit Committee in accordance with our related party transaction policy.

(5)    Mr. Friedman and Mr. Steinberg elected to direct their director fees to Leucadia.

The table below reflects the options which were exercised and the value realized during fiscal 2016 for each of our non-employee directors.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Patrick D. Bienvenue	1,000	$20,500
Ian M. Cumming	1,000	$21,700
Michael A. Lobatz	1,000	$19,000
Joseph S. Steinberg	1,000	$18,500

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans as of December 31, 2016.  All outstanding awards relate to our Common Stock.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	33,000	$40.98	397,900

Equity compensation plans not approved by security holders	—	—	—
Total	33,000	$40.98	397,900

Present Beneficial Ownership

Set forth below is certain information as of February 8, 2017, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of our Named Executive Officers, (4) the trusts for the benefit of Mr. Steinberg’s children and charitable foundations established by each of Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Leucadia National Corporation (a)	10,054,226	(b)	65.1%	(c)
Beck, Mack & Oliver LLC	1,362,436	(d)	8.8%
John K. Aden, Jr.	-		—
Patrick D. Bienvenue	6,900	(e)	*
Paul J. Borden	5,700	(e)	*
Timothy M. Considine	6,400	(f)	*
Ian M. Cumming	610,233	(g)(h)	3.9%
Christian E. Foulger	6,000		*
Brian P. Friedman	750	(b)(i)	*
Michael A. Lobatz	6,900	(e)	*
Erin N. Ruhe	15,000		*
Joseph S. Steinberg	747,330	(b)(j)	4.8%
The Steinberg 1989 Trust	27,532	(k)	0.2%
Cumming Foundation	172,330	(l)	1.1%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(m)	0.3%
All Directors and executive officers as a group (10 persons)	1,405,213	(n)	9.1%
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

(d)
The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017.  Based upon a Schedule 13G filed with the SEC on January 31, 2017, by Beck, Mack & Oliver LLC (“BMO”) and discussions with BMO, the securities reported in BMO’s Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO.  Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients.  Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

(e)    Includes 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(f)
Includes 500 shares held by the Seeseeanoh Inc. Retirement Plan.  Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California.  Also includes (i) 3,400 shares held by The Considine Family 1981 Trust, of which Mr. Considine and his wife are trustees and (ii) 2,500 shares that may be acquired upon exercise of currently exercisable stock options.

(g)
Includes (i) 5,704 shares (less than .1%) beneficially owned by Mr. Cumming’s wife as to which Mr. Cumming may be deemed to be the beneficial owner, (ii) 60,000 shares (.4%) held by a corporation which is 50% owned by Mr. Cumming and 50% owned by Mr. Cumming’s wife and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(h)	The business address for Mr. Cumming is c/o American Investment Company 148 So. Redmond Street, PO Box 4902, Jackson, WY 83001.
(i)    Includes 750 shares that may be acquired upon the exercise of currently exercisable stock options.

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

(k)    Mr. Steinberg disclaims beneficial ownership of our common stock held by this trust.

(l)	Mr. Cumming is a trustee and President of the foundation and disclaims beneficial ownership of our common stock held by the foundation.

(m)	Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.
(n)    Includes 15,750 shares that may be acquired upon the exercise of currently exercisable stock options.

As of February 8, 2017, Cede & Co. held of record 4,989,440 shares of our common stock (approximately 32.4% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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
Related Person Transactions
In connection with the Offering of the Notes, on June 29, 2015, Joseph S. Steinberg, the chairman of our Board of Directors, and Ian M. Cumming, one of our directors, each entered into a Purchase Agreement with us and the Guarantors, pursuant to which they each purchased Notes with a value of $5,000,000, or four percent (4%) of the principal amount of the Notes issued (such purchases, the “Affiliate Note Purchases”).   Mr. Steinberg is also chairman of the Board of Directors of Leucadia. Each of Messrs. Steinberg and Cumming is considered to be a “Related Person” under our related person transactions policy (the “Policy”).  Accordingly, pursuant to and in accordance with the Policy and taking into account all relevant facts and circumstances, the independent Audit Committee of the Board (the “Audit Committee”) considered the Affiliate Note Purchases and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Messrs. Steinberg and Cumming abstaining from the vote). As required by the terms of the Notes, we have offered to repurchase Notes from all note holders, including Messrs. Steinberg and Cumming. Accordingly, as of December 31, 2016, each of Messrs. Steinberg and Cumming received approximately $200,000 in repayment of the Notes.

Pursuant to a Placement Agency Agreement, Jefferies acted as Placement Agent for the Notes.  Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Leucadia. Leucadia is our affiliate and a “Related Person” under the Policy.  Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreement and approved, and recommended to the Board the approval of, the Placement Agency Agreement, which was unanimously approved by the Board (with Brian Friedman, Chairman of the Executive Committee of Jefferies Group LLC and Joseph S. Steinberg, abstaining from the vote).  Pursuant to the Placement Agency Agreement, Jefferies received a fee equal to50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Notes on the first anniversary of the Issue Date and will receive a fee equal to 50 basis points of the outstanding balance on the second anniversary of the Issue Date provided that Notes are outstanding at such date.  Additionally, we and each of the Guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

We entered into a consulting agreement between us and Patrick Bienvenue, one of our directors, to consult on various projects, primarily SweetBay.  The agreement was approved by the Audit Committee pursuant to the Policy.  During 2016, we paid Patrick Bienvenue $10,000 for his services and travel expenses under this agreement.

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned pursuant to the terms of agreements entered into when those subsidiaries were acquired from Leucadia by us.  Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of our subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2016, the amount of outstanding bonds was approximately $3,000,000, none of which has been drawn upon.

Since 1995, Leucadia has been providing administrative and accounting services to us.  Under the current administrative services agreement, Leucadia provides services to us for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2016).  Pursuant to this agreement, Leucadia provides the services of Mr. Roland Kelly, our Secretary, in addition to various administrative functions.  Mr. Kelly is an officer of subsidiaries of Leucadia.  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving us not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

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

Audit Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K, the review of financial statements included in our Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules.  All such services were approved by the Audit Committee.  Audit fees aggregated $700,000 and $555,000 for the years ended December 31, 2016 and 2015, respectively.  Additionally in 2016, we incurred tax fees of $40,000, and in 2015, tax fees of $125,000.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

(a)(2)	Financial Statement Schedules.

Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)	See Exhibit Index below for a complete list of Exhibits to this Report.

(b)	Exhibits.

We will furnish any exhibit on the Exhibit Index upon request made to our Corporate Secretary, 1903 Wright Place, Suite 220, Carlsbad, CA 92008.  We charge $.50 per page to cover expenses of copying and mailing.

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 1-10153, unless otherwise indicated.

Item 16.	Form 10-K Summary
None.

EXHIBIT INDEX

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

4.3
Supplemental Indenture, dated as of January 27, 2017, by and among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K dated February 2, 2017).

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

10.28	Information Concerning Executive Compensation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 12, 2017).

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statement on Form S-8 (File No. 333-97079) and (File No. 333-175563).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Financial statements from the Annual Report on Form 10-K of HomeFed Corporation for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Furnished herewith pursuant to Item 601(b)(32) of Regulation S-K.

+	Management Employment Contract or Compensatory Plan/Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HOMEFED CORPORATION

March 3, 2017	By /s	Erin N. Ruhe
Erin N. Ruhe, Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 3, 2017	By /s/ Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

March 3, 2017	By /s/ Paul J. Borden	President and Director
	Paul J. Borden	(Principal Executive Officer)

March 3, 2017	By /s/ Erin N. Ruhe	Vice President, Treasurer and Controller
	Erin N. Ruhe	(Principal Financial and Accounting Officer)

March 3, 2017	By /s/ Patrick D. Bienvenue	Director
Patrick D. Bienvenue

March 3, 2017	By /s/ Timothy M. Considine	Director
Timothy M. Considine

March 3, 2017	By /s/ Ian M. Cumming	Director
Ian M. Cumming

March 3, 2017	By /s/ Brian P. Friedman	Director
Brian P. Friedman

March 3, 2017	By /s/ Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HomeFed Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HomeFed Corporation and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 3, 2017

Part I -FINANCIAL INFORMATION
Item 1. Financial Statements.
HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2016 and December 31, 2015
(Dollars in thousands, except par value)

	December 31,	December 31,
	2016	2015
ASSETS
Real estate held for development	$297,665	$301,683
Real estate held for investment, net	42,536	43,347
Cash and cash equivalents	53,140	66,676
Restricted cash	2,672	6,395
Investment held to maturity, at amortized cost	—	10,603
Equity method investments	127,379	100,091
Accounts receivable, deposits and other assets	18,564	16,719
Intangible assets, net	5,634	9,179
Net deferred tax asset	34,742	618

TOTAL	$582,332	$555,311

LIABILITIES
Accounts payable and accrued liabilities	$13,438	$7,899
Below market lease contract intangibles, net	2,729	3,572
Non-refundable option payments	25	25
Liability for environmental remediation	1,455	1,466
Deferred revenue	4,311	2,334
Income taxes payable	1,338	3,022
Other liabilities	5,778	4,583
Long-term debt, net	102,084	116,010

Total liabilities	131,158	138,911

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,448,500 and 15,407,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	599,033	597,922
Accumulated deficit	(155,011)	(191,695)
Total HomeFed Corporation common shareholders' equity	444,176	406,381
Noncontrolling interest	6,998	10,019
Total equity	451,174	416,400

TOTAL	$582,332	$555,311

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
December 31, 2016, 2015, and 2014
(In thousands, except per share amounts)

	2016	2015	2014
REVENUES
Sales of real estate	$53,275	$40,594	$35,637
Rental income	22,717	23,210	17,623
Farming revenues	4,436	5,042	5,199
Co-op marketing and advertising fees	568	692	1,046
	80,996	69,538	59,505

EXPENSES
Cost of sales	35,830	22,243	18,593
Rental operating expenses	17,626	17,485	12,835
Farming expenses	3,596	3,467	3,314
General and administrative expenses	14,695	13,689	15,287
Depreciation and amortization	4,973	4,193	3,857
Administrative services fees to Leucadia National Corporation	180	180	180
	76,900	61,257	54,066

Income before losses from equity method investments	4,096	8,281	5,439

Losses from equity method investments	(947)	(1,137)	(298)

Income from operations	3,149	7,144	5,141

Interest and other income	4,739	1,615	1,074

Income before income taxes and noncontrolling interest	7,888	8,759	6,215

Income tax (expense) benefit	29,075	(2,256)	(1,483)

Net income	36,963	6,503	4,732

Net income attributable to the noncontrolling interest	(279)	(668)	(846)

Net income attributable to HomeFed Corporation common shareholders	$36,684	$5,835	$3,886

Basic and diluted earnings per common share attributable to HomeFed Corporation common shareholders	$2.38	$0.38	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Net income	36,963	$6,503	$4,732
Other comprehensive income (loss):
Net unrealized holding gains (losses) on investments arising during the period, net of taxes of $0, $0 and $0	—	—	(1)

Net change in unrealized holding gains (losses) on investments, net of taxes of $0, $0 and $0	—	—	(1)

Other comprehensive income (loss), net of income taxes	—	—	(1)

Comprehensive income	36,963	6,503	4,731

Comprehensive income attributable to the noncontrolling interest	(279)	(668)	(846)

Comprehensive income attributable to HomeFed Corporation common shareholders	$36,684	$5,835	$3,885

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2016, 2015 and 2014
(In thousands, except par value)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2014	$79	$381,171	$1	$(201,416)	$179,835	$10,095	$189,930

Net income				3,886	3,886	846	4,732
Other comprehensive loss, net of taxes			(1)		(1)		(1)
Shares issued to acquire assets from Leucadia National Corporation	75	215,634			215,709		215,709
Noncontrolling interest acquired from Leucadia National Corporation						1,710	1,710
Share-based compensation expense		200			200		200
Exercise of options to purchase common shares, including excess tax benefit		266			266		266

Balance, December 31, 2014	$154	$597,271	$—	$(197,530)	$399,895	$12,651	$412,546

Net income				5,835	5,835	668	6,503
Distributions to noncontrolling interests						(3,300)	(3,300)
Share-based compensation expense		117			117		117
Exercise of options to purchase common shares, including excess tax benefit		534			534		534

Balance, December 31, 2015	$154	$597,922	$—	$(191,695)	$406,381	$10,019	$416,400

Net income				$36,684	36,684	279	36,963
Distributions to noncontrolling interests						(3,300)	(3,300)
Share-based compensation expense		75			75		75
Exercise of options to purchase common shares, including excess tax benefit		1,036			1,036		1,036

Balance, December 31, 2016	$154	$599,033	$—	$(155,011)	$444,176	$6,998	$451,174

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,963	$6,503	$4,732
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Losses from equity method investments	947	1,137	298
Benefit for deferred income taxes	(34,124)	(2,683)	(446)
Share-based compensation expense	75	117	200
Excess tax benefit from exercise of stock options	(25)	(54)	(78)
Depreciation and amortization of property, equipment and leasehold improvements	516	397	304
Other amortization	6,363	4,854	4,449
Amortization related to issuance costs and debt discount of Senior Notes	1,241	668	—
Amortization related to investments	(821)	(1,141)	(847)
Distributions from equity method investments	—	—	549
Acquisition of real estate, held for development	—	(154,055)	—
Changes in operating assets and liabilities:
Real estate, held for development	(7,443)	(1,853)	(875)
Real estate, held for investment	(393)	336	(867)
Restricted cash related to development activities	3,723	24	(5,323)
Accounts receivable, deposits and other assets	(4,313)	(2,827)	(1,856)
Deferred revenue	1,977	(194)	(211)
Accounts payable and accrued liabilities	1,317	(297)	(1,349)
Non-refundable option payments	—	—	(990)
Liability for environmental remediation	(11)	(29)	(48)
Income taxes payable	(1,659)	3,076	(3,100)
Other liabilities	1,195	822	382
Net cash provided by (used for) operating activities	5,528	(145,199)	(5,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired upon acquisition of assets from Leucadia National Corporation	—	—	13,983
Acquisition of real estate, held for investment	—	—	(1,666)
Purchases of investments (other than short-term)	—	(44,792)	(77,586)
Proceeds from sales of redeemed investments	11,424	—	—
Proceeds from sales of investments available for sale	—	33,097	—
Proceeds from maturities of investments available for sale	—	47,600	73,600
Proceeds from paydowns of investments held to maturity	—	1,899	—
Investments in equity method investments	(16,446)	—	—
Capital distributions from equity method investments	3,389	—	668
Net cash provided by (used for) investing activities	(1,633)	37,804	8,999

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	123,750	—
Reduction of debt	(14,581)	(7,274)	—
Payment of debt issuance costs	(586)	(1,134)	—
Distributions to noncontrolling interests	(3,300)	(3,300)	—
Exercise of options to purchase common shares	1,011	480	188
Excess tax benefit from exercise of stock options	25	54	78
Net cash provided by (used for) financing activities	(17,431)	112,576	266

Net increase (decrease) in cash and cash equivalents	(13,536)	5,181	4,189

Cash and cash equivalents, beginning of period	66,676	61,495	57,306

Cash and cash equivalents, end of period	$53,140	$66,676	$61,495

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,729	$1,371	$5,030
Cash paid for interest (net of amounts capitalized)	—	—	—

Non-cash operating and investing activities:
Common stock issued for acquisition of assets from Leucadia National Corporation	$—	$—	$215,709
Project development costs incurred that remain payable at year end	$8,214	$4,194	$2,007

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the “Company,”) and its consolidated subsidiaries.  We also own equity interests in Brooklyn Renaissance Plaza and HomeFed Village III Master, LLC (“Village III Master”), which are accounted for under the equity method of accounting.  We are currently engaged, directly and through our subsidiaries, in the investment in and development of residential and commercial real estate properties in California, Virginia, South Carolina, Florida, Maine and New York.  All intercompany balances and transactions have been eliminated in consolidation.
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

Income Taxes – We provide for income taxes using the balance sheet approach.  We record a valuation allowance to reduce our net deferred tax asset to an amount that we expect is more likely than not to be realized.  If our estimate of the realizability of our deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would increase income tax expense in such period.  The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on our projection of taxable income in the future.  Since any projection of future profitability is inherently uncertain, changes in the valuation allowance can be expected.

During 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. The primary positive evidence considered was the formation of Village III Master with three national builders to develop and build homes at the Otay Land project and the projections of taxable income from the Otay Land and other of our projects. In addition, our minimum tax credits have no expiration. As a result, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset; accordingly, approximately $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2016.

The projection of future taxable income is based upon numerous assumptions about the future, including future market conditions where our projects are located, regulatory requirements, estimates of future real estate revenues and development costs, future interest expense, operating and overhead costs and other factors.  We evaluate all positive and negative evidence with respect to our realizability of our deferred tax asset. To the extent there is sufficient negative evidence, an increase to the valuation allowance and tax expense would be recorded to reflect the appropriate amount of the change.
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

We record interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.  At this time, we believe we can substantiate our tax positions, and it is more likely than not that the outcome will result in our favor.  Based on our evaluation of our tax filings at December 31, 2014, we did not record any amounts for uncertain tax positions. As of December 31, 2014, we had no gross unrecognized tax benefits.  During the third quarter of 2015, resulting from a tax matter related to the Acquisition, we recorded an unrecognized tax benefit of approximately $2,550,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability.  During the fourth quarter of 2015, we increased the unrecognized tax benefit by $400,000 related to this tax matter.  During 2016, we increased the unrecognized tax benefit by approximately $1,350,000 related to this tax matter. During 2016 and 2015, interest expense of $100,000 and $40,000 was accrued, respectively.

We are currently under examination by the Internal Revenue Service for the tax year ended 2014. If any of our tax filing positions are successfully challenged, payments could be required that might be material to our results of operations.

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
If a property is considered impaired, the impairment charge is determined by the amount of the property’s carrying value that exceeds its fair value.  We did not record any provisions for impairment losses during the years ended December 31, 2016, 2015 and 2014.
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

Investments –  Investments with maturities equal to or greater than three months at the time of acquisition and classified as available for sale are carried at fair value with unrealized gains and losses reflected as a separate component of shareholders’ equity, net of taxes.  The cost of securities sold is based on specific identification.  We held one investment security that was classified as a held-to-maturity investment, which we had the intention to hold to maturity and the ability to do so.  It was carried at cost, less impairments, plus accreted interest.  We evaluated investments with unrealized losses to determine if they experienced an other-than-temporary impairment.  This evaluation was based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until unrealized losses were recovered or they matured and amount of the unrealized loss.  See Note 3 for more information.

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

Equity Method Investments –  In situations where we have significant influence, but not control, of an entity we apply the equity method of accounting.  Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as income (loss) from equity method investments.  The recognition of our share of the investees’ results takes into account any special rights or priorities of investors; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses, and additionally, amortizing the difference between the fair value of the assets at the date of acquisition and the historical book basis over the remaining useful life of each asset, to calculate our share of the investment.  Our equity interests in Brooklyn Renaissance Plaza and Village III Master are accounted for under the equity method of accounting as of December 31, 2016. We are required to periodically compare an investment’s carrying value to its estimated fair value. We would recognize an impairment charge if the carrying value exceeds the estimated fair value and is determined to be other than temporary.
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
At December 31, 2015, we recorded a reduction of $150,000 to Rental income and Accounts receivable related to the straight-line calculation of rental income in 2014.  This out of period adjustment does not have a material impact on rental income, net income or accounts receivable as of and for the years ending December 31, 2016, 2015 and 2014.

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
Recently Adopted or Issued Accounting Pronouncements – In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective for interim and annual periods beginning after December 15, 2017. We intend to adopt the new guidance with a cumulative-effect adjustment to opening retained earnings. We do not expect this guidance will have any impact on our farming revenues. Our evaluation of the impact this new guidance will have on our revenue sources in our consolidated financial statements is ongoing.

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

In March 2016, the FASB issued new guidance to simplify and improve accounting for share-based payments. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016. We do not believe the adoption of this accounting guidance will have a material effect on our consolidated financial statements.

In June 2016, the FASB issued new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. The guidance is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The guidance adds or clarifies guidance on the presentation and classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

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

3.            INVESTMENTS HELD TO MATURITY

In connection with its prior ownership of The Market Common, Leucadia purchased bonds designated as “Tax Increment Bonds (Myrtle Beach Air Force Base Redevelopment Project Area, Junior Lien Series 2006B)” (the “Series 2006B Bonds”) issued by the City of Myrtle Beach, South Carolina.  We acquired these bonds as part of the Acquisition.  Interest and principal on the Series 2006B Bonds are special obligations of the City of Myrtle Beach payable only from  a specified tax increment to be deposited in a special revenue account pursuant to an ordinance enacted by the City Council.  The Series 2006B Bonds are junior to Series 2006A Bonds issued by the City of Myrtle Beach in the original principal amount of $30,795,000.  Interest and principal on the Series 2006B Bonds will not be paid until there is sufficient tax increment to service the interest and principal due on the Series 2006A Bonds and to establish various reserves and deposits.  The tax increment that is pledged to service both bond series is generated from developed and to be developed residential and commercial property owned by us, and from two other large residential development projects adjacent to our project owned by third parties that are currently under development.  The Series 2006B Bonds bear interest at the rate of 7.5% per annum, payable semi-annually.  Currently there is not sufficient tax increment to fully pay interest on the Series 2006B Bonds.  The Series 2006B Bonds mature in October 2031. However, the Series 2006A and 2006B Bonds became eligible for refinance on October 1, 2016, and the City refinanced them. Upon redemption of the 2006B Bonds in October 2016, we received $13,338,000 which had a book value of $11,424,000 and we recorded a gain of $1,914,000 representing interest in arrears that was not previously recognized due to the uncertainty of collecting on these bonds at the Acquisition date.

At December 31, 2015, the Series 2006B Bonds were classified as held-to-maturity investments as the Company has the positive intent and ability to hold the securities to maturity. The par value, amortized cost and estimated fair value of this investment are as follows (in thousands):

Fair Value Measurements Using
			Quoted Prices in	Significant
			Active Markets	Other
			for	Observable	Unobservable	Total
	Par	Amortized	Identical Assets	Inputs	Inputs	Fair Value
	Value	Cost	(Level 1)	(Level 2)	(Level 3)	Measurements
December 31, 2015
Non-public bond	$10,050	$10,603	$—	$—	$11,538	$11,538

In determining fair value, we utilized estimates of future cash flow projections with inputs based on our internal data and any available market information.  Inputs included estimates related to the assessed real estate values of the properties included in the tax district that services the Series 2006B Bonds, payments received and estimated tax increment generated from the estimated assessed property value.  A present value calculation was applied to the estimate of future cash flows using an appropriate discount rate of 10% to reflect market risk and current market conditions when determining the estimated fair value of the asset.

4.            REAL ESTATE

Real estate carrying values are as follows (in thousands):

	December 31,
	2016	2015
Real estate held for development:
Otay Land project	$182,075	$203,375
San Elijo Hills project	26,929	21,500
Pacho project	17,988	17,983
Fanita Ranch property	20,021	17,035
SweetBay project	25,078	15,976
Ashville Park project	8,321	7,884
The Market Common	7,161	7,820
Rampage property	6,211	6,211
Maine projects	3,881	3,899
Total	$297,665	$301,683

Real estate held for investment, gross
Land:
The Market Common	$3,744	$3,744
Maine projects	—	2
Buildings:
The Market Common	35,783	35,783
San Elijo Hills project	4,045	4,045
Maine projects	209	216
SweetBay project	523	523
Tenant improvements:
The Market Common	2,056	1,570
San Elijo Hills project	475	475
	46,835	46,358
Less: Accumulated depreciation	(4,299)	(3,011)

Real estate held for investment, net	$42,536	$43,347

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $8,750,000 and $4,650,000 for 2016 and 2015, respectively.

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

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase is contingent upon approval of the 67 lot entitlement into our project by the City of Virginia Beach within 180 days from the effective date of the agreement for which the deadline has been extended to June

30, 2017.  If approved, the remaining purchase price will be due on the earlier of (i) the first lot closing of the additional 67 lots added to the entitlements or (ii) December 31, 2018.

In 2016, Pacific Gas & Electric ("PG&E"), an affiliate of the lessor, began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time, and has recently stated that it will not make any commitments on land disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $18,000,000 as of December 31, 2016.  If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

As of December 31, 2016, phase one of the Towncenter is considered a held for sale asset. The carrying amount of the phase one Towncenter asset, included in the Real estate held for investment line item on our consolidated balance sheets and included in the real estate segment, is $3,350,000 at December 31, 2016.

Buildings classified as Real estate held for investment are depreciated over estimated useful lives ranging from 2 to 43 years.
5.         INTANGIBLE ASSETS, NET

A summary of intangible assets, net at December 31, 2016 and 2015 is as follows (in thousands):

	December 31,	December 31,	Amortization
	2016	2015	(in years)
Above market lease contracts, net of accumulated amortization of $6,719 and $3,969	$4,155	$6,905	1 to 24
Lease in place value, net of accumulated amortization of $2,606 and $1,811	1,479	2,274	1 to 24
Intangible assets, net	$5,634	$9,179

Below market lease contracts, net of accumulated amortization of $2,859 and $2,016	$2,729	$3,572	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income.  Above market lease values are amortized over the remaining terms of the underlying leases, and below market lease values are amortized over the initial terms plus the terms of any below market renewal options of the underlying leases.  The lease in place intangible is reflected in Depreciation and amortization expenses and is amortized over the life of the related lease.
Amortization expense on intangible assets was $800,000 and $750,000 during 2016 and 2015, respectively, and $1,050,000 from the date of acquisition to December 31, 2014.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: 2017 -$500,000; 2018 -$300,000; 2019 -$100,000; 2020 -$100,000; 2021 -$100,000 and thereafter -$400,000.
During the fourth quarter of 2016, one of our tenants at the Market Common, Piggly Wiggly, closed its supermarket with several years remaining on its lease. And as a result, we had to immediately recognize all the remaining amortization on the lease in place intangibles and above market lease intangibles which resulted in write-offs of intangible assets of $250,000 to Depreciation and amortization expense and a $600,000 decrease to Rental income, respectively.

6.         EQUITY METHOD INVESTMENTS

Village III Master:

In April 2016, through a HomeFed subsidiary, we formed a limited liability company, Village III Master, to own and develop an approximate 450 acre community planned for 948 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. The basis difference will be amortized as future real estate sales occur. Although Village III Master is considered a variable interest entity, we do not consolidate since we are not deemed to be the primary beneficiary as all members share joint control through a management committee. Two of our executive officers are members of the eight-member management committee designated to consider major decisions for the Village III Master. As a result of having significant influence, we account for it under the equity method of accounting as of December 31, 2016.

In January 2017, we recorded the final map that subdivided the approximately 450 acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the community of Escaya. We formed three limited liability companies (“LLCs”) to own and develop 948 homes within Escaya and entered into individual operating agreements with each of the three builders as members of the LLCs.  Upon admittance of the three builders into their respective individual LLCs, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation.  On January 5, 2017, we made an aggregate capital contribution valued at $33,200,000 to the three LLCs, representing land and completed improvement value.  In addition to the $30,000,000 contribution made by the builders, as previously mentioned above, and $2,250,000 of capitalizable land improvements, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective individual LLCs, which will be used to fund infrastructure costs to be completed by us.

Our maximum exposure to loss is limited to our equity commitment. We are responsible for the remaining cost of developing the community infrastructure for which we have received credit to date as a capital contribution, with funding guaranteed by us under the Village III Master operating agreement. The builders are responsible for the remaining construction and the marketing of the 948 homes with funding guaranteed by their respective parent entities.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of Village III Master. See Note 14 for more information.

Summarized financial information for our interest in Village III Master (in thousands):

	Financial Statement
	Carrying Amounts		VIE
December 31, 2016	Assets	Liabilities	Assets
Village III Master	$28,387	$—	$65,482

Brooklyn Renaissance Plaza and Hotel:
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

We invested $3,250,000 in BRP Hotel to provide funding for the renovation of the hotel during 2016.  The hotel renovation was completed during the third quarter of 2016, and our hotel renovation funding was subsequently returned to us during the fourth quarter of 2016.  Contributions and distributions were made on a pro rata basis, and thus, ownership percentages remained constant.

The recognition of our share of the investees’ results takes into account the special rights and priorities of investors; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses, and additionally, amortizing the difference between the fair value of the assets at the date of acquisition and the historical book basis over the remaining useful life of each asset, to calculate our share of the investment.  Since we employ a balance sheet approach and our assets and liabilities were assigned fair values at time of acquisition as a result of purchase accounting, our equity pick up can vastly differ from the investee’s statements of income.  At the date of the Acquisition, our interest in BRP Holding and BRP Hotel were fair valued at $77,950,000and $24,800,000, respectively, while the historical basis was ($15,250,000) and $7,150,000 in BRP Holding and BRP Hotel, respectively.  At December 31, 2016 and 2015, the basis difference for BRP Holding of $84,350,000 and $89,200,000, respectively, and for BRP Hotel of $15,050,000 and $15,200,000, respectively, is being amortized over the estimated useful lives of the respective underlying assets and liabilities acquired.
Other:

At December 31, 2016 and 2015, our equity method investments are comprised of the following (in thousands):

	December 31,	December 31,
	2016	2015
BRP Holding	$74,972	$74,753
BRP Hotel	24,020	25,338
Village III Master	28,387	—
Total	$127,379	$100,091

Income (loss) related to equity investment companies for the years ending December 31, 2016 and 2015 and for the period from the acquisition date to December 31, 2014 is as follows (in thousands):

	2016	2015	2014
BRP Holding	$219	$(1,725)	$(847)
BRP Hotel	(1,166)	588	549
Total	$(947)	$(1,137)	$(298)

The following table provides summarized data with respect to our equity method investments for 2016 and 2015 and the period from the acquisition date to December 31, 2014 (in thousands):

	2016	2015	2014
Assets	$286,898	$224,200
Liabilities	$201,871	$208,116

Total revenues	$98,017	$99,778	$102,637
Income from continuing operations before extraordinary items	$4,050	$8,220	$7,084
Net income	$4,050	$8,220	$7,084
Our (losses) related to equity investment companies	$(947)	$(1,137)	$(298)

We have not provided any guarantees, nor are we contingently liable for any of the liabilities reflected in the above table.  All such liabilities are non-recourse to us.  Our exposure to adverse events at the investee companies is limited to the book value of the investment at BRP Plaza and Hotel and the equity commitment for Village III Master.

There are no undistributed earnings of the equity investment companies accounted for under the equity method of accounting included in our consolidated retained earnings at December 31, 2016 and 2015.

7.         DEBT

Lines of Credit:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of February 8, 2017, no amounts have been drawn under either line of credit.

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

The indenture governing the Notes contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness collateralized by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions.  Additionally, certain customary events of default may result in an acceleration of the maturity of the Notes. At December 31, 2016, we are in compliance with all debt covenants.

On January 27, 2017, we entered into a supplemental indenture (the “Supplemental Indenture”) to the Indenture dated as of June 30, 2015 (as supplemented from time to time, the “Indenture”) among the Company, certain guarantors party thereto and Wilmington Trust, National Association as trustee (the “Trustee”) pursuant to which the Company issued its outstanding 6.50% Senior Notes due 2018 (the “Notes”).
The Supplemental Indenture amends and waives certain provisions in the Indenture to, among other things, permit certain financing transactions in connection with the EB-5 Immigrant Investor Program (the “Financing Transactions”) for a project involving infrastructure improvements at Otay Ranch Village 3 North subject to certain restrictions and limitations as set forth in the Supplemental Indenture. Such amendments and waivers include amendments to certain negative covenants to permit the incurrence of indebtedness pursuant to the Financing Transactions (subject to restrictions and Exhibit A thereto) and to release guarantees by certain specified subsidiaries that are not Significant Subsidiaries (as defined in the Indenture). Holders of a majority in aggregate principal amount of the outstanding Notes consented to the amendments and waivers set forth in the Supplemental Indenture. The Supplemental Indenture became effective upon execution.
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
In addition, we are required to use the net proceeds of certain asset sales to offer to purchase the Notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest as of the date fixed for the closing of such asset sale offer. Accordingly, we have made the following repurchases:

Date of Repurchase	Principal Repurchased	Approximate Interest Payment Associated with Repurchase

December 15, 2016	$4,162,000	$120,000

November 15, 2016	$9,176,000	$220,000

September 27, 2016	$625,000	$10,000

January 28, 2016	$618,000	$3,000

October 20, 2015	$7,274,000	$146,000
The aggregate annual mandatory redemptions of all long-term debt during the five year period ending December 31, 2021 are as follows:  2017 -$0; 2018 -$103,145,000; 2019 -$0; 2020-$0 and 2021 -$0.

The Notes are presented on the Balance Sheet net of issuance costs of $550,000 and $750,000 and debt discount of $500,000 and$1,000,000 at December 31, 2016 and 2015, respectively.

8.             NONCONTROLLING INTEREST

Our ownership of San Elijo Hills project is through our indirect 85% owned subsidiary, San Elijo Ranch, Inc. (“SERI”).  Pursuant to a stockholders’ agreement with the holders of the noncontrolling interests in SERI, we loan funds to SERI and charge a 12% annual rate.  Once this loan is fully repaid, the noncontrolling shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders.  As of December 31, 2016 and 2015, approximately $5,500,000 and $8,400,000, respectively has been recognized for the SERI noncontrolling interests.  Amounts recorded for the noncontrolling interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

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

At December 31, 2016 and 2015, noncontrolling interest includes $1,500,000 for the 10% minority shareholder in the Pacho project.

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
Under our Amended and Restated 1999 Stock Incentive Plan (the “Plan”), we may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year.  Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held.  In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares.  The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant.  Options granted to employees and certain non-employees generally become exercisable in five equal instalments starting one year from the date of grant and must be exercised within six years from the date of grant.  Options granted to directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant.  No stock appreciation rights have been granted.  As of December 31, 2016, 397,900 shares were available for grant under the Plan.

A summary of activity with respect to the Plan for 2016, 2015 and 2014 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Balance at January 1, 2014	94,500	$24.69
Granted	7,000	$58.00
Exercised	(8,000)	$23.50		$266,850
Balance at December 31, 2014	93,500	$27.29
Granted	7,000	$47.85
Exercised	(20,000)	$24.00		$418,240
Cancelled	(1,000)	$21.00
Balance at December 31, 2015	79,500	$30.00
Granted	7,000	$40.50
Exercised	(41,000)	$24.66		$694,830
Cancelled	(12,500)	$24.36
Balance at December 31, 2016	33,000	$40.98	2.6 years	$243,600

Exercisable at December 31, 2016	15,750	$35.95	1.1 years	$193,050

We recorded compensation cost related to stock incentive plans of $70,000,  $120,000 and $200,000 for the years ended December 31, 2016, 2015 and 2014, respectively; such costs reduced net income by $30,000,  $70,000 and $120,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016, total unrecognized compensation cost related to nonvested share-based compensation plans was $160,000; this cost is expected to be recognized over a weighted-average period of 1.4 years.
The following summary presents the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31:

	2016	2015	2014
Risk free rate	1.06%	1.56%	1.48%
Expected volatility	29.97%	24.65%	29.60%
Expected dividend yield	—%	—%	—%
Expected life	4.3 years	4.3 years	4.3 years
Fair value per grant	$10.53	$10.90	$15.34

The expected life assumptions were based on historical behavior for the awards identified.  The expected volatility was based on the historical behavior of our stock price.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock.  In 2008, we purchased 394,931 shares of our common stock for approximately $5,900,000 in a private transaction with an unrelated party.  During 2009, we purchased 478 shares of our common stock in an open market transaction in accordance with our repurchase plan.   After considering these transactions, we can repurchase up to 104,591 shares of common stock without additional board approval.  Repurchased shares would be available for, among other things, use in connection with our stock option plan.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice, and our ability to make such purchases remains subject to the covenants and restrictions in our Indenture governing our outstanding Notes (as defined herein).

10.            SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, is comprised of the following (in thousands):

	2016	2015	2014
Otay Land:
Undeveloped land	$30,000	$—	$—

San Elijo Hills project:
Developed lots	12,143	22,064	10,468
Single family homes	—	—	15,279
Revenues from profit sharing agreements	—	—	1,784

Ashville Park project:
Developed lots	485	6,562	6,298
Single family homes	568	—	—
Revenues from profit sharing agreements	214	—	—

The Market Common:
Developed lots	2,042	1,558	1,241
Revenues from profit sharing agreements	1,582	1,252	567

SweetBay project:
Single family homes	4,168	—	—
Undeveloped land	1,283	—	—

Maine:
Developed lots	—	7,475	—
Buildings	790	1,683	—

Total	$53,275	$40,594	$35,637

At the time we close on sales of real estate, a portion of the revenue is initially deferred if we are required to make significant improvements to the property.  For the years ended December 31, 2016 and 2015, the activity in the deferred revenue account is as follows (in thousands):

	2016	2015
Deferred revenue balance at January 1,	$2,334	$2,528
Revenue deferred on the date of sale	3,399	1,769
Deferred revenue recognized in operations	(1,422)	(1,963)
Deferred revenue balance at December 31,	$4,311	$2,334

As of December 31, 2016, we estimate that we will spend approximately $2,300,000 to complete the required improvements, including costs related to common areas.  We estimate these improvements will be substantially complete by the end of 2017.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. As of February 8, 2017, we have entered into agreements to sell five single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $7,000,000 which are expected to close during the first half of 2017.

As of February 8, 2017, we had entered into an agreement to sell 56 single family lots for $2,750,000 and 78 multi-family lots for $1,250,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 related to The Market Common was transferred from Leucadia to us as part of the Acquisition.

As of February 8, 2017, we have entered into agreements to sell 34 single family homes at the SweetBay project for aggregate cash proceeds of $11,000,000 which are expected to close during 2017.

11.            OTHER RESULTS OF OPERATIONS
Interest and other income for each of the three years in the period ended December 31, consists of the following (in thousands):

	2016	2015	2014
Interest income	$876	$1,198	$914
Gain on settlement of a lawsuit	1,000	—	—
Gain on redeemed investments	1,914	—	—
Gain on settlement of BP claim	556	—	—
Management fee income from Leucadia	—	60	45
Income from utility service agreement	300	229	—
Other	93	128	115
Total	$4,739	$1,615	$1,074

During 2016, our subsidiary at the SweetBay project received $550,000 related to the settlement of a claim against British Petroleum ("BP") arising from the damages caused by the Deepwater Horizon incident in April 2010 and the resulting BP oil spill in the Gulf of Mexico and recognized this amount as other income.
Advertising costs included in general and administrative expenses were $1,000,000,  $700,000 and $600,000 for 2016, 2015 and 2014, respectively.

12.             INCOME TAXES
The  (benefit) provision for income taxes for each of the three years in the period ended December 31, was as follows (in thousands):

	2016	2015	2014
Current taxes:
Federal	$3,720	$3,370	$1,501
State and local	1,329	1,569	428
Total current income taxes	5,049	4,939	1,929

Deferred taxes:
Federal	(32,964)	(2,836)	(410)
State and local	(1,160)	153	(36)
Total deferred income taxes	(34,124)	(2,683)	(446)

Provision (benefit) for income taxes	$(29,075)	$2,256	$1,483

Current federal income taxes from 2014 to 2016 principally relate to federal alternative minimum tax.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

	2016	2015	2014
Expected federal income tax provision	$2,761	$3,066	$2,175
State and local income taxes, net of federal income tax benefit	110	1,119	255
Decrease in valuation allowance	(31,846)	(1,556)	(897)
Permanent difference on tax exempt municipal bond interest	(198)	(264)	(202)
Permanent difference on real estate donation	—	(157)	—
Other permanent differences	80	49	87
Other	18	(1)	65
Actual income tax provision (benefit)	$(29,075)	$2,256	$1,483

At December 31, 2016 and 2015, the net deferred tax asset (liability) consisted of the following (in thousands):

	2016	2015
Deferred Tax Asset:
Minimum tax credit carryovers	$29,743	$31,846
Land basis	1,741	1,906
BRP equity interest	8,855	6,325
Other, net	2,877	1,648
	43,216	41,725
Valuation allowance	—	(31,846)
	43,216	9,879

Deferred Tax Liability:
Buildings	(6,121)	(6,302)
Leaseholds	(2,353)	(2,959)
	(8,474)	(9,261)

Net deferred tax asset	$34,742	$618

During 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. The primary positive evidence considered was the formation of Village III Master with three national builders to develop and build homes at the Otay Land project and the projections of taxable income from the Otay Land and other of our projects. In addition, our minimum tax credits have no expiration. As a result, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset; accordingly, approximately $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2016.

After taking into consideration our 2015 results of operations, we determined that minimum tax credits can be applied to our 2015 taxable income which results in our valuation allowance exceeding our deferred tax assets related to minimum tax credits.  As a result, $1,550,000 of the deferred tax valuation allowance was reduced as a credit to income tax expense during 2015.  As discussed above, during 2014 we were able to conclude that it is more likely than not that we will be able to realize an additional portion of our net deferred tax asset; accordingly, approximately $900,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2014.

Minimum tax credit carryovers do not offset alternative minimum tax; however, they are able to reduce our federal income tax rate to 20% in any given year.  In order to fully utilize our alternative minimum tax credit carryovers, we would have to generate $198,000,000 of taxable income.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total
Balance, January 1, 2015	$—	$—	$—
Increases based on tax positions related to current period	2,936		2,936
Interest expense recognized		40	40

Balance, December 31, 2015	2,936	40	2,976
Increases based on tax positions related to current period	1,360		1,360
Interest expense recognized		110	110

Balance, December 31, 2016	$4,296	$150	$4,446

During the third quarter of 2015, resulting from a tax matter related to the Acquisition, we initially recorded an unrecognized tax benefit of approximately $2,550,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability. No material penalties were accrued for the years ended December 31, 2016 and 2015. Over the next twelve months, the Company believes that the unrecognized tax benefits will increase.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2012, and with respect to California state income tax returns through 2011. We are currently under examination by the Internal Revenue Service for the tax year ended 2014.

13.          EARNINGS PER SHARE

Basic earnings per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations.  The numerators and denominators used to calculate basic and diluted earnings per share for 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Numerator – net income attributable to HomeFed Corporation common shareholders	$36,684	$5,835	$3,886

Denominator for basic earnings per share– weighted average shares	15,435	15,396	13,364
Stock options	10	30	38
Denominator for diluted earnings per share– weighted average shares	15,445	15,426	13,402

Options to purchase 16,600,  9,600 and 4,400 weighted-average shares of common stock were outstanding during the years ended December 31, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

14.         COMMITMENTS AND CONTINGENCIES

BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  See Note 15 for information concerning BRP Leasing’s minimum annual rental expense.

Future minimum annual rental income (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) from real estate held for investment are aggregated as follows at December 31, 2016 (in thousands):

2017	$5,057
2018	3,863
2019	2,643
2020	2,346
2021	2,042
Thereafter	10,034
$25,985

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

Our corporate office space is leased under a non-cancellable lease that expires in October 2018.  Rental expense (net of sublease income) was $250,000,  $250,000 and $250,000, respectively, for 2016, 2015 and 2014.  Future minimum annual rentals (exclusive of real estate, maintenance and other charges) are approximately $250,000 per year for the remainder of the lease term.  A portion of this space is leased to Leucadia; see Note 15 for more information.

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

As of December 31, 2016, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	53,650,000
San Elijo Hills project	3,000,000
Ashville Park project	800,000

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $1,250,000.

As more fully discussed in the 2013 10-K, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay.  The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.   Otay and Flat Rock had commenced a lawsuit in California Superior Court seeking compensation from the parties who they believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.   As a result, the defendants may be entitled to be reimbursed by us for their legal costs incurred, and we have accordingly accrued $350,000 during the first quarter of 2016 as we believe that such loss is probable and reasonably estimable.  In addition, the defendants are seeking to recover attorney’s fees in the amount of approximately $13,500,000 pursuant to an attorneys’ fee provision in Otay Land’s purchase agreement for the property.  In August 2015, the court denied the defendants’ request for recovery of attorney fees.  The defendants have appealed the ruling.  Based on our evaluation of applicable law, we believe the claim for attorney’s fees is without merit and we intend to defend against this claim vigorously.  We can give no assurances as to the ultimate outcome of this matter or that any appeal will be successful.

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

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At December 31, 2016, $1,400,000 was in the escrow account and is classified as restricted cash.

We have purchased insurance policies for general liability coverage including completed operations for our San Elijo Hills, Ashville Park and SweetBay projects with limits ranging from $5,000,000 to $17,000,000.  No claims have ever been made under these policies.  In addition, we are indemnified by our homebuilders and we are named as an additional insured party under the policies of contractors who work on the property.

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of December 31, 2016 was approximately $20,850,000 of which includes approximately $6,950,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

We are subject to litigation which arises in the course of our business.  We do not believe that the ultimate resolution of any such matters will materially affect our consolidated financial position, our consolidated results of operations or liquidity.

15.         RELATED PARTY TRANSACTIONS
In connection with the Offering of the Notes, on June 29, 2015, Joseph S. Steinberg, the chairman of our Board of Directors, and Ian M. Cumming, one of our directors, each entered into a Purchase Agreement with us and the Guarantors, pursuant to which they each purchased Notes with a value of $5,000,000, or four percent (4%) of the principal amount of the Notes issued (such purchases, the “Affiliate Note Purchases”).   Mr. Steinberg is also chairman of the Board of Directors of Leucadia. Each of Messrs. Steinberg and Cumming is considered to be a “Related Person” under our related person transactions policy (the “Policy”).  Accordingly, pursuant to and in accordance with the Policy and taking into account all relevant facts and circumstances, the independent Audit Committee of the Board (the “Audit Committee”) considered the Affiliate Note Purchases and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Messrs. Steinberg and Cumming abstaining from the vote). As required by the terms of the Notes, we have offered to repurchase Notes from all note holders, including Messrs. Steinberg and Cumming. Accordingly, as of December 31, 2016, each of Messrs. Steinberg and Cumming received approximately $200,000 in repayment of the Notes.

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

We entered into a consulting agreement between us and Patrick Bienvenue, one of our directors, to consult on various projects, primarily SweetBay.  The agreement was approved by the Audit Committee pursuant to the Policy.  During 2016, we paid Patrick Bienvenue $10,000 for his services and travel expenses under this agreement.

Village III Master

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

Included in accounts receivable, deposits and other assets is $4,650,000 representing BRP Leasing’s share of undistributed amounts under the pooling agreement at December 31, 2016.  For the year ended December 31, 2016, rental income includes BRP Leasing’s share of the pooling agreement of $5,500,000, and rental income includes $8,500,000 of sublease income for the five floors originally sublet by Empire.  Rental income includes a non-cash reduction of $1,600,000 for amortization related to purchase price accounting.  For the year ended December 31, 2016, rental operating expenses includes rent paid to BRP Holding (for all nine floors) of $11,900,000.

Future minimum annual rental income (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) from subleasing office space and participation in the pooling agreement is as follows at December 31, 2016 (in thousands):

2017	$12,740
2018	10,644
Thereafter	—
$23,384

Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay rent to BRP Holding for office space is as follows at December 31, 2016 (in thousands):

2017	$7,561
2018	6,301
Thereafter	—
$13,862

Leucadia

A portion of our corporate office space is sublet to Leucadia.  Sublease payments from Leucadia reflected in Rental income were $12,000 in each of 2016, 2015 and 2014.

We also received $5,000 of fee income per month related to the management and supervision of certain real estate in the Maine projects retained by Leucadia.  For the years ended December 31, 2015 and 2014, we recognized $60,000 and $45,000, respectively.  This agreement was terminated on December 31, 2015.
Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to us, including providing the services of the Company’s Secretary.  Administrative fees paid to Leucadia were $180,000 in each of 2016, 2015 and 2014.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.
Leucadia is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project; see Note 14 for more information.
See Note 2 to our consolidated financial statements for information concerning the purchase of assets from Leucadia. Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s Board, and one of our Directors, Brian P. Friedman, is the President and a Director of Leucadia.  The terms and conditions of the purchase of assets from Leucadia were negotiated and approved by a special independent committee of our Board of Directors and ratified by our Board of Directors.

16.          FAIR VALUE

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	December 31, 2016
	Carrying	Fair
	Amount	Value
Financial Liabilities:
Long-term debt (a)	$102,084	$103,274
(a) The fair value of the long-term debt was determined by utilizing available market data inputs that are considered level 2 inputs.  Quoted prices are available but trading is infrequent.  We utilized the available market data based on the quoted market prices to determine an average fair market value over the last 10 business days of the reporting period.
No assets or liabilities were measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015.

17.          SEGMENT INFORMATION
We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding and BRP Hotel, which were acquired during 2014 in the Acquisition and Village III Master which was formed in 2016.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard under development.  Corporate primarily consists of investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the years ended 2016, 2015 and 2014 is presented in the following table.  Consolidated subsidiaries are reflected as of the date a majority controlling interest was acquired.  Certain real estate projects acquired from Leucadia became wholly owned subsidiaries as of March 28, 2014.

	2016	2015	2014
	(in thousands)
Revenues:
Real estate	$76,548	$64,484	$54,294
Farming	4,436	5,042	5,199
Corporate	12	12	12
Total consolidated revenues	$80,996	$69,538	$59,505

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$16,638	$16,137	$14,470
Farming	462	1,242	1,719
Corporate	(9,212)	(8,620)	(9,974)
Total consolidated income from continuing operations
before income taxes and noncontrolling interest	$7,888	$8,759	$6,215

Depreciation and amortization expenses:
Real estate	$4,670	$3,999	$3,781
Farming	257	161	49
Corporate	46	33	27
Total consolidated depreciation and amortization expenses	$4,973	$4,193	$3,857

Identifiable assets employed:
Real estate	$516,260	522,410
Farming	13,468	12,894
Corporate	52,604	20,007
Total consolidated assets	$582,332	$555,311

18.          SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2016
Sales of real estate	$1,893	$33,155	$2,757	$15,470
Rental income	$5,883	$5,823	$5,812	$5,199
Farming revenues	$—	$—	$4,427	$9
Co-op marketing and advertising fees	$114	$196	$194	$64
Cost of sales	$965	$23,829	$1,442	$9,594
Farming expenses	$1,126	$814	$1,165	$491
Income (loss) from operations	$(3,933)	$5,362	$1,180	$540
Net income (loss) attributable to HomeFed Corporation common shareholders	$(1,458)	$35,756	$1,240	$1,146
Basic earnings (loss) per common share attributable to HomeFed Corporation shareholders	$(0.09)	$2.32	$0.08	$0.07
Diluted earnings (loss) per common share attributable to HomeFed Corporation shareholders	$(0.09)	$2.32	$0.08	$0.07

2015
Sales of real estate	$940	$1,841	$8,773	$29,040
Rental income	$5,458	$5,876	$6,068	$5,808
Farming revenues	$—	$—	$4,988	$54
Co-op marketing and advertising fees	$153	$217	$193	$129
Cost of sales	$264	$1,346	$6,561	$14,072
Farming expenses	$898	$870	$1,226	$473
Income (loss) from operations	$(5,825)	$(2,997)	$2,944	$13,022
Net income (loss) attributable to HomeFed Corporation common shareholders	$(3,237)	$(1,475)	$2,069	$8,478
Basic earnings (loss) per common share attributable to HomeFed Corporation shareholders	$(0.21)	$(0.10)	$0.13	$0.55
Diluted earnings (loss) per common share attributable to HomeFed Corporation shareholders	$(0.21)	$(0.10)	$0.13	$0.55

Net income (loss) attributable to HomeFed Corporation common shareholders includes a credit to income tax expense of $31,850,000 in the second quarter of 2016 resulting from the reversal of the deferred tax valuation allowance.

In 2016 and 2015, the totals of quarterly per share amounts do not equal annual per share amounts because of changes in outstanding shares during the year.

19.          SUBSEQUENT EVENTS

As of February 8, 2017, we closed on the sale of eight single family lots with a homebuilder at The Market Common for $350,000 and also closed on the sale of five single family homes at the SweetBay project for $1,800,000.

We intend to fund our Otay Ranch Village 3 North project (“Village 3”or the “Project”) in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services (“USCIS”) pursuant to the Immigration and Nationality Act (“EB-5 Program”). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program was recently extended and is set to expire on April 30, 2017. Various reforms and bills have been proposed and will be considered by Congress in the coming months. We are monitoring the status of the EB-5 Program and do not expect this process to have a negative effect on our ability to raise funds under the EB-5 Program.
In February 2017, we formed Otay Village III Lender, LLC, which is intended to serve as a new commercial enterprise under the EB-5 Program (“NCE”). The NCE is managed by Otay Village III Manager, LLC, a wholly owned subsidiary of HomeFed. The NCE is seeking to raise up to $125 million by offering up to 250 units in the NCE to qualified accredited EB-5 investors for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 Program rules. The proceeds of the offering will be used to repay any outstanding bridge loan provided by HomeFed to its wholly owned subsidiary HomeFed Village III, LLC, a job creating entity under the EB-5 Program, and to fund infrastructure costs related to the development of Village 3. The terms of the loan are expected to be up to 6% simple interest per annum for 5 years with up to a two year extension.
The NCE has offered the units to investors primarily located in China, Vietnam, and South Korea either directly or through relationships with agents qualified in their respective countries, in which case the NCE will pay an agent fee. Once an investor’s subscription and funds are accepted by the NCE, the investor must file a I-526 petition with the USCIS seeking approval of the investment’s suitability under the EB-5 program requirements and the investor’s suitability and source of funds. All investments will be held in an escrow account and will not be released until the investor files their I-526 petition with the USCIS and we have identified and provided collateral to secure the amount of the funds drawn from escrow. The Village 3 project must be approved by the State of California as a TEA and by the USCIS under the EB-5 program rules. Prior to approval by the USCIS, funds may be drawn from the escrow account with a HomeFed guarantee that funds will be returned in the event the Village 3 project is not approved.
As of February 8, 2017, no amounts have been drawn from escrow related to the EB-5 financing.