Form 10-Q
period 2017-03-31
HOMEFED CORP
filed 2017-05-03
CIK 833795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On April 27, 2017, there were 15,448,500 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Real estate held for development	$303,293	$297,665
Real estate held for investment, net	38,906	42,536
Cash and cash equivalents	62,322	53,140
Restricted cash	2,860	2,672
Equity method investments	117,936	127,379
Accounts receivable, deposits and other assets	20,198	18,564
Intangible assets, net	4,975	5,634
Net deferred tax asset	35,080	34,742

TOTAL	$585,570	$582,332

LIABILITIES
Accounts payable and accrued liabilities	$16,784	$13,438
Below market lease contract intangibles, net	2,525	2,729
Non-refundable option payments	25	25
Liability for environmental remediation	1,453	1,455
Deferred revenue	2,599	4,311
Income taxes payable	—	1,338
Accrued interest payable	1,676	—
Other liabilities	6,605	5,778
Long-term debt, net	102,355	102,084

Total liabilities	134,022	131,158

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,448,500 and 15,448,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	599,104	599,033
Accumulated deficit	(154,785)	(155,011)
Total HomeFed Corporation common shareholders' equity	444,473	444,176
Noncontrolling interest	7,075	6,998
Total equity	451,548	451,174

TOTAL	$585,570	$582,332

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2017 and 2016
(In thousands, except per share amounts)
(Unaudited)

	2017	2016
REVENUES
Sales of real estate	$14,950	$1,893
Rental income	5,932	5,883
Co-op marketing and advertising fees	110	114
	20,992	7,890

EXPENSES
Cost of sales	12,502	965
Rental operating expenses	4,118	4,207
Farming expenses	937	1,126
General and administrative expenses	3,811	3,399
Depreciation and amortization	937	1,017
Administrative services fees to Leucadia National Corporation	45	45
	22,350	10,759

Loss from operations before income (losses) from equity method investment	(1,358)	(2,869)

Income (losses) from equity method investments	1,753	(1,064)

Income (loss) from operations	395	(3,933)

Interest and other income	98	1,362

Income (loss) before income taxes and noncontrolling interest	493	(2,571)

Income tax (provision) benefit	(190)	1,110

Net income (loss)	303	(1,461)

Net (income) loss attributable to the noncontrolling interest	(77)	3

Net income (loss) attributable to HomeFed Corporation common shareholders	$226	$(1,458)

Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$0.01	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2017 and 2016
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2016	$154	$597,922	$(191,695)	$406,381	$10,019	$416,400

Net loss			(1,458)	(1,458)	(3)	(1,461)
Exercise of options to purchase common shares, including excess tax benefit		170		170		170
Share-based compensation expense		18		18		18

Balance, March 31, 2016	$154	$598,110	$(193,153)	$405,111	$10,016	$415,127

Balance January 1, 2017	$154	$599,033	$(155,011)	$444,176	$6,998	$451,174

Net income			226	226	77	303
Share-based compensation expense		71		71		71

Balance, March 31, 2017	$154	$599,104	$(154,785)	$444,473	$7,075	$451,548

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2017 and 2016
(In thousands)
(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	303	$(1,461)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
(Income) losses from equity method investments	(1,753)	1,064
Provision (benefit) for deferred income taxes	(338)	(713)
Share-based compensation expense	103	18
Depreciation and amortization of property, equipment and leasehold improvements	139	116
Other amortization	1,122	1,243
Amortization related to issuance costs and debt discount of Senior Notes	271	299
Amortization related to investments	—	(266)
Changes in operating assets and liabilities:
Real estate, held for development	(1,709)	(7,747)
Real estate, held for investment	3,191	(94)
Restricted cash related to development activities	(188)	36
Accounts receivable, deposits and other assets	(1,081)	(570)
Deferred revenue	(1,712)	(819)
Accounts payable and accrued liabilities	(500)	(88)
Accrued interest payable	1,676	1,903
Liability for environmental remediation	(2)	(12)
Income taxes payable	(2,162)	(4,378)
Other liabilities	795	72
Net cash used for operating activities	(1,845)	(11,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in equity method investments	(8,804)	(22)
Capital distributions from equity method investments	20,000	—
Net cash provided by (used for) investing activities	11,196	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(169)	—
Reduction of debt	—	(618)
Exercise of options to purchase common shares	—	170
Net cash used for financing activities	(169)	(448)

Net increase (decrease) in cash and cash equivalents	9,182	(11,867)

Cash and cash equivalents, beginning of period	53,140	66,676

Cash and cash equivalents, end of period	$62,322	$54,809

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of tax refunds	$2,414	$4,128
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating and investing activities:
Project development costs incurred that remain payable at end of period	$12,216	$5,870

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.   Accounting Developments

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in our audited consolidated financial statements for the year ended December 31, 2016, which are included in our Annual Report filed on Form 10-K for such year (the “2016 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2016 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

There is no other comprehensive income for the three months ended March 31, 2017 and 2016.

Accounting Developments- Accounting Standards to be Adopted in Future Periods

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance is effective for interim and annual periods beginning after December 15, 2017.  We intend to adopt the new guidance with a cumulative-effect adjustment to opening retained earnings. We do not expect this guidance will have any impact on our farming revenues, and our evaluation of the impact this new guidance will have on our revenue sources in our consolidated financial statements is ongoing.

In January 2016, the FASB issued new guidance that affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact of the new guidance related to equity investments and the presentation and disclosure requirements of financial instruments on our consolidated financial statements.

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

In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

Accounting Developments- Adopted Accounting Standards

Beginning January 1, 2017, we adopted the FASB's new guidance that simplifies and improves accounting for share-based payments. The amendments include the recognition of all excess tax benefits and tax deficiencies as income tax expense or benefit in the statement of operations and changes to the timing of recognition of excess tax benefits, the accounting for forfeitures and classification of awards as either equity or liabilities and classification on the statement of cash flows. The adoption of this guidance did not have a significant impact on our consolidated financial statements. We elected to account for forfeitures as they occur.

2.   Intangibles, Net

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2014, intangible assets include above market leases and leases in place and intangible liabilities include below market leases which were recorded at fair value when we acquired substantially all of the real estate properties and operations of Leucadia National Corporation ("Leucadia"), the membership interests in Brooklyn Renaissance Plaza ("BRP Holding") and Brooklyn Renaissance Hotel LLC ("BRP Hotel") and cash in exchange for 7.5 million of our common shares (the "Acquisition") during 2014.

A summary of intangible assets is as follows (in thousands):

	March 31, 2017	December 31, 2016	Amortization (in years)
Above market lease contracts, net of accumulated amortization of $7,248 and $6,719	$3,626	$4,155	1 to 24
Lease in place value, net of accumulated amortization of $2,736 and $2,606	1,349	1,479	1 to 24
Intangible assets, net	$4,975	$5,634

Below market lease contracts, net of accumulated amortization of $3,063 and $2,859	$2,525	$2,729	1 to 24

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

Amortization expense on intangible assets was $150,000 for each of the three months ended March 31, 2017 and 2016.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2017 - $400,000; 2018 - $300,000; 2019 - $100,000; 2020 - $100,000; 2021 - $100,000 and thereafter - $400,000.

3.   Equity Method Investments

Otay project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, HomeFed Village III Master, LLC (“Village III Master”), to own and develop an approximate 450 acre community planned for 948 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. The basis difference will be amortized as additional income for us as future real estate sales occur.

In January 2017, we recorded the final map that subdivided the approximately 450 acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the community of Escaya. We formed three limited liability companies (each, a "Builder LLC") to own and develop 948 homes within Escaya and entered into individual operating agreements with each of the three builders as members of the Builder LLCs. Upon admittance of the three builders into their respective Builder LLCs, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation. On January 5, 2017, we made an aggregate capital contribution valued at $33,200,000 to the three Builder LLCs, representing land and completed improvement value. In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements made by the builders, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us.

Although each of the three Builder LLCs is considered a variable interest entity, we do not consolidate any of them since we are not deemed to be the primary beneficiary as we share joint control with each Builder LLC through a management committee and we lack authority over establishing home sales prices and accepting offers. However, since two of our executive officers are members of the four-member management committee at each Builder LLC, designated to consider major decisions for that Builder LLC, we account for them under the equity method of accounting as of March 31, 2017. Our share of the income earned from the sales of built homes in any of these three Builder LLCs will be recorded as income from equity method investments.

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC and any cost overruns as described below. We are responsible for the remaining cost of developing the community infrastructure, for which we have received credit to date as a capital contribution, with funding guaranteed by us under the respective operating agreements and for the marketing costs of the Escaya community. Under the Builder LLCs, credit for capital contributions related to our infrastructure improvements is limited to $78,600,000, and we are responsible for any costs in excess of this limit to complete the community infrastructure. The builders are responsible for the remaining construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 12 for more information.

Summarized financial information for our interest in the three Builder LLCs (in thousands):

	Financial Statement Carrying Amounts
			VIE
March 31, 2017	Assets	Liabilities	Assets
Builder LLCs	$17,191	$—	$78,668

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

Summarized financial information:
At March 31, 2017 and December 31, 2016, our equity method investments are comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
BRP Holding	$77,612	$74,972
BRP Hotel	23,133	24,020
Village III Master	—	28,387
Builder LLCs	17,191	—
Total	$117,936	$127,379

The decrease in investment from Village III Master to Builder LLCs relates to our right to receive reimbursement for infrastructure improvements completed by us from funds contributed to the Builder LLCs by the three builders and was distributed to us during the three months ended March 31, 2017.

Income (losses) from equity method investments includes the following for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016
BRP Holding	$2,640	$(3)
BRP Hotel	(887)	(1,061)
Total	$1,753	$(1,064)

4.   Debt

Lines of Credit:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of April 27, 2017, no amounts have been drawn under either line of credit.

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

The indenture governing the Notes contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness collateralized by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions. Additionally, certain customary events of default may result in an acceleration of the maturity of the Notes. At March 31, 2017, we are in compliance with all debt covenants.

On January 27, 2017, we entered into a supplemental indenture (the “Supplemental Indenture”) to the indenture dated as of June 30, 2015 (as supplemented from time to time, the “Indenture”) among the Company, certain guarantors party thereto and Wilmington Trust, National Association as trustee (the “Trustee”) pursuant to which the Company had issued its Notes.

The Supplemental Indenture amends and waives certain provisions in the Indenture to, among other things, permit certain financing transactions in connection with the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Service pursuant to the Immigration and Nationality Act ("EB-5 Program") (the “Financing Transactions”) for the project involving infrastructure improvements at Otay Ranch Village 3 North subject to certain restrictions and limitations set forth in the Supplemental Indenture. Such amendments and waivers include amendments to certain negative covenants to permit the incurrence of indebtedness pursuant to the Financing Transactions and subject to certain restrictions in the Supplemental Indenture and to release guarantees by certain specified subsidiaries that are not Significant Subsidiaries (as defined in the Indenture). Holders of a majority in aggregate principal amount of the outstanding Notes consented to the amendments and waivers set forth in the Supplemental Indenture. The Supplemental Indenture became effective upon execution.

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

After considering the repurchases, the remaining principal due under the Notes is $103,150,000 as of March 31, 2017.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $1,950,000 and $2,200,000 for the three months ended March 31, 2017 and 2016, respectively.

The Notes are presented on the Balance Sheet net of issuance costs of $350,000 and $550,000 and debt discount of $400,000 and $500,000 at March 31, 2017 and December 31, 2016, respectively.

5.   Income Taxes

As of December 31, 2016, we have an unrecognized tax benefit of approximately $4,300,000 which is reflected in Other liabilities resulting from a tax matter related to the Acquisition. During the three months ended March 31, 2017, we increased the unrecognized tax benefit by approximately $400,000 related to this tax matter. The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2012, and with respect to California state income tax returns through 2011. We are currently under examination by the Internal Revenue Service for the tax year ended 2014 and the state of California for the years ended 2014 to 2015. We do not expect that resolution of these examinations will have a significant effect on our consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

6.   Earnings (loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$226	$(1,458)

Denominator for basic earnings (loss) per share– weighted average shares	15,448	15,411

Stock options	5	—

Denominator for diluted earnings (loss) per share– weighted average shares	15,453	15,411

If the effect of stock options were not antidilutive due to our loss, weighted average shares outstanding would have increased by 16,000 for the three months ended March 31, 2016.

7.   Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Long-term debt (a)	$102,355	$103,377	$102,084	$103,274

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

8.   Related Party Transactions

On March 23, 2017, Ian M. Cumming resigned from the Board of Directors. To fill the vacancy, the Board of Directors elected Jimmy Hallac, who is a Managing Director for Leucadia, on March 28, 2017. Leucadia executives now hold three of the seven board of director positions. Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s board, and one of our Directors, Brian P. Friedman, is the President and a director of Leucadia.

Prior to Mr. Cumming's resignation, he sold 783,889 of our shares for $31,300,000 to Leucadia in a privately negotiated transaction during March 2017. Mr. Cumming was considered to be a “Related Person” under our related person transactions policy (the “Policy”) at the time of the sale.  Accordingly, pursuant to and in accordance with the Policy and taking into account all relevant facts and circumstances, the independent Audit Committee of the Board (the “Audit Committee”) considered the transaction and recommended to the Board the approval of the sales transaction, which was unanimously approved by the Board (with Mr. Cumming abstaining from the vote).

In 2015, Mr. Steinberg, the chairman of our Board of Directors, and Mr. Cumming, who then was one of our directors, each entered into a Purchase Agreement with us and the Guarantors, pursuant to which they each purchased Notes with a value of $5 million, or four percent (4%), of the principal amount of the Notes issued (such purchases, the “Affiliate Note Purchases”). Mr. Steinberg is and Mr. Cumming was considered to be a “Related Person” under our Policy at the time of the Affiliate Note Purchases.  Accordingly, pursuant to and in accordance with the Policy and taking into account all relevant facts and circumstances, the independent Audit Committee of the Board (the “Audit Committee”) considered the Affiliate Note Purchases and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Messrs. Steinberg and Cumming abstaining from the vote).

Pursuant to a Placement Agency Agreement, Jefferies acted as Placement Agent for the Notes.  Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Leucadia. Leucadia is our affiliate and a “Related Person” under the Policy.  Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreement and approved, and recommended to the Board the approval of, the Placement Agency Agreement, which was unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group LLC and Mr. Steinberg, abstaining from the vote).  Pursuant to the Placement Agency Agreement, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Notes on the first anniversary of the Issue Date and will receive a fee equal to 50 basis points of the outstanding balance on the second anniversary of the Issue Date provided that Notes are outstanding at such date.  Additionally, we and each of the Guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

Builder LLCs:

Two of our executive officers are members of the four-member management committee at each Builder LLC and are designated to consider major decisions for each of the three Builder LLCs. Each Builder LLC appointed two members to the management committee, which is controlled jointly by us and the respective builder. HomeFed is contractually obligated to obtain infrastructure improvement bonds on behalf of the Builder LLCs. See Note 12 for more information. HomeFed may also be responsible for the funding of the real estate improvement costs for the infrastructure of the development if our subsidiary that invested in each Builder LLC fails to do so.

Brooklyn Renaissance Plaza:

As more fully discussed in the 2016 10-K, BRP Leasing holds a master lease at BRP Holding and subleases the office space to multiple tenants.  Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at March 31, 2017 (in thousands):

Remainder of 2017	$5,671
2018	6,301
$11,972

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Leucadia:

Pursuant to an administrative services agreement, Leucadia provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 for each of the three months ended March 31, 2017 and 2016.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended March 31, 2017 and 2016.

Leucadia is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project. See Note 12 for more information.

9.   Interest and Other Income

Interest and other income include interest income of $10,000 and $300,000 for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2016, interest and other income includes a $1,000,000 recovery in January 2016 from the judgment against certain defendants in the Flat Rock litigation. See Note 12 for more information on this legal matter.

10.  Real Estate Sales Activity

San Elijo Hills project:
The 48,800 square feet of commercial space in phase one and two of the Towncenter and the 12 multi-family units in phase two were sold during the first quarter of 2017 to a local developer for a cash payment of $5,800,000.

The third phase of the Towncenter is a 2.5 acre parcel of land, formerly designated as a church site. The third phase of the Towncenter is under contract with a local developer for a cash payment of $600,000 plus $100,000 per multi-family unit that the buyer is able to entitle, currently anticipated to be 12 multi-family units. Closing of the third phase of the Towncenter is subject to entitlement approvals by the City of San Marcos and closing is expected to occur in the second half of 2017.

There were no sales at the San Elijo Hills project during the three month period ended March 31, 2016.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. As of April 27, 2017, we have entered into agreements to sell thirteen single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $18,350,000. Home closings are anticipated to begin during the second quarter of 2017.

Ashville Park project:
There were no sales at the Ashville Park project during the three months ended March 31, 2017 and 2016. The entitlement effort to re-plan Villages C, D and E is currently impacted by a delay within the City of Virginia Beach. In 2014 and 2016, severe storm events caused regional flooding, and large portions of the City’s storm water management system did not perform as expected. In 2016, the City hired outside civil engineers to study the system and provide possible solutions. The study is now complete and reveals that significant improvements to the storm water management system within the City are needed. The impact of the study and related City storm water management system issues on the timing of our future development is uncertain.

The Market Common:
For the three months ended March 31, 2017 and 2016, we closed on sales of real estate at The Market Common as follows:

	2017		2016
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	16	$710,000	11	$550,000
Multi-family lots	—	—	5	150,000
Profit sharing agreements	N/A	350,000	N/A	300,000

As of April 27, 2017, we have entered into an agreement to sell 46 single family lots for $2,300,000 and 78 multi-family lots for $1,250,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

SweetBay project:
We sold 19 single family homes for $6,350,000 during the first quarter of 2017. Cost of sales of real estate was $6,200,000 for the first quarter of 2017. There were no sales at the SweetBay project during the three month period ended March 31, 2016.

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project.  As of April 27, 2017, we have entered into agreements to sell 38 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $12,500,000 which are expected to close in 2017.

11. Real Estate Acquisitions

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

In 2016, Pacific Gas & Electric ("PG&E"), an affiliate of the lessor of the Pacho Property in which we have a leasehold interest, began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time. The lessor has recently stated that it will not make any commitments on land disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $17,900,000 as of March 31, 2017. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

12.  Commitments and contingencies

BRP Leasing holds a master lease at BRP Holding and subleases the office space to multiple tenants.  See Note 8 for information concerning BRP Leasing’s minimum annual rental expense.

In April 2016, the school at the SweetBay project refinanced its $5,500,000 loan for which we had pledged 42 acres of land as collateral.  The school increased the total loan to $8,100,000.  Additionally, we dedicated the school site land and building to the school and terminated their below market lease.  We were also released from our 42 acres of land pledged as collateral.  We retained a repurchase right in the event the school defaults on their loan.  The loan is now only collateralized by the school cash flow and the real estate now owned by the school.

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

As of March 31, 2017, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$49,150,000
San Elijo Hills project	2,150,000
Ashville Park project	800,000

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $1,250,000.  We placed $1,250,000 on deposit with a qualified financial institution to obtain the replacement letter of credit; such amount is reflected as restricted cash.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At March 31, 2017, $1,600,000 was in the escrow account and is classified as restricted cash.

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of March 31, 2017 was approximately $18,000,000, which includes approximately $6,000,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2013, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay. The remediation activities were completed in February 2013. We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013. Otay and Flat Rock had commenced a lawsuit in California Superior Court seeking compensation from the parties who they believe are responsible for the contamination of the property. In February 2015, the court denied us any recovery. As a result, the defendants may be entitled to be reimbursed by us for their legal costs incurred, and we accordingly accrued $350,000 during the first quarter of 2016 as we believe that such loss is probable and reasonably estimable. In addition, the defendants are seeking to recover attorney’s fees in the amount of approximately $13,500,000 pursuant to an attorneys’ fee provision in Otay Land’s purchase agreement for the property. In August 2015, the court denied the defendants’ request for recovery of attorney fees. The defendants have appealed the ruling. Based on our evaluation of applicable law, we believe the claim for attorney’s fees is without merit and we intend to defend against this claim vigorously. We can give no assurances as to the ultimate outcome of this matter or that our appeal will be successful.

During the course of the Otay and Flat Rock litigation, we settled with one of the peripheral defendants which settlement included a cash payment of $400,000 and an assignment of the settling defendant’s then pending lawsuit in California Superior Court for the County of Orange against several other co-defendants for the costs of the settling defendant’s defense fees and costs and indemnification for settlement monies paid in connection with the environmental cost recovery action.  Otay and Flat Rock proceeded to prosecute that assigned action and obtained a judgment against some of the defendants in an amount in excess of $4,000,000.  In January 2016, we collected $1,000,000 of this judgment to settle the matter.  However, other defendants prevailed on a defense resulting in a judgment against Otay and Flat Rock subjecting them to payment of the prevailing defendants’ litigation costs and attorneys’ fees.   As a result, we paid $200,000 during the third quarter of 2015.

13. Restricted Stock Units

On August 13, 2014, the Board of Directors adopted the RSU Opportunity Plan (the “RSU Plan”). An aggregate of 100,000 shares of Common Stock was authorized for issuance under the RSU Plan to our executive officers (the “Participants”). Participants were eligible for restricted stock unit (“RSU”) awards based on satisfaction of performance criteria established by the Board of Directors in 2014. The performance period under the RSU Plan ended on December 31, 2016. The Board of Directors evaluated the Participants' performance against the performance criteria and determined to award an aggregate of 75,000 RSUs to the Participants on March 15, 2017.
Fifty percent of the RSU award will vest on December 31, 2017, and the remaining fifty percent of the RSU award will vest on December 31, 2018, provided that the executive officer has been continuously employed by the Company through the applicable vesting date.
The RSU grant consists of two settlement features: (i) 45,000 RSUs will be settled with shares of common stock within 30 days of each vesting date. This component is classified as an equity award for accounting purposes. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. Stock compensation expense for this component of the award was $50,000 for the three months ended March 31, 2017 and (ii) 30,000 RSUs will be settled in cash based on the average closing price over a period of ten trading days immediately preceding the date of declaration which must occur within thirty days of the respective vesting date. This component is classified as a liability award for accounting purposes, which requires us to measure the fair value of the award at the end of each reporting period. Using a fair value approach, stock compensation expense for this component of the award was $30,000 for the three months ended March 31, 2017.

14. Segment Information

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development. Real estate also includes the equity method investments in BRP Holding, BRP Hotel and the Builder LLCs in the Otay Land project. Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard under development. Corporate primarily consists of investment income and overhead expenses. Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three months ended March 31, 2017 and 2016 is presented in the following table.

	2017	2016
	(in thousands)
Revenues:
Real estate	$20,989	$7,887
Farming	—	—
Corporate	3	3
Total consolidated revenues	$20,992	$7,890

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$4,140	$763
Farming	(1,052)	(1,227)
Corporate	(2,595)	(2,107)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$493	$(2,571)

Depreciation and amortization expenses:
Real estate	$851	$952
Farming	72	54
Corporate	14	11
Total consolidated depreciation and amortization expenses	$937	$1,017

Identifiable assets employed:	March 31, 2017	December 31, 2016
Real estate	$524,420	$516,260
Farming	12,476	13,468
Corporate	48,674	52,604
Total consolidated assets	$585,570	$582,332

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”).

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

Results of Operations

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding, BRP Hotel and the Builder LLCs in the Otay Land project.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard.  Corporate primarily consists of interest income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three months ended March 31, 2017 and 2016 is presented in the following table.

	2017	2016
	(in thousands)
Revenues:
Real estate	$20,989	$7,887
Farming	—	—
Corporate	3	3
Total consolidated revenues	$20,992	$7,890

Income (loss) from continuing operations before income taxes and nonconrolling interest:
Real estate	$4,140	$763
Farming	(1,052)	(1,227)
Corporate	(2,595)	(2,107)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$493	$(2,571)

Real Estate

Otay Land Project:

We own approximately 4,450 acres of land within the Otay Ranch community. Approximately 2,800 acres are designated as various qualities of non-developable open space mitigation land. We refer to all of our acreage as our Otay Land project, which is currently approved for approximately 13,050 residential units and 1.85 million square feet of commercial space. The Otay Land project is in the early stages of development and additional permits are in process. Development will occur in phases, or by village. We are currently developing in the first of five villages (village three, now known as Escaya). The Escaya community has 21 model homes currently under construction with grand opening and home reservations scheduled to begin in June 2017. Home closings are anticipated to begin in the fourth quarter of 2017.

There were no sales of real estate at the Otay Land project during the three months ended March 31, 2017 and 2016.

General and administrative expenses for the three months ended March 31, 2017 as compared to the same period in 2016 includes a $200,000 decline due to decreased legal fees related to the Flat Rock litigation (see Note 12 for more information) and a $100,000 increase in marketing expenses related to the initial launch of the Escaya community.

Interest and other income decreased by $1,000,000 during the three month 2017 period versus the three month 2016 period due to the recovery of $1,000,000 in 2016 from the judgment against certain defendants in the Flat Rock litigation.

San Elijo Hills Project:

We own 85% of and serve as the development manager for San Elijo Hills, a master-planned community in San Diego County, California, consisting of about 3,500 homes and apartments and a commercial and residential Towncenter.

Through March 31, 2017, we have sold 3,391 of the total of 3,463 single family lots and multi-family units, and have an agreement in place with a homebuilder to construct and sell on our behalf, for a fee, homes on the remaining 58 single family lots. There were no sales during this quarter; however we have 13 homes under contract for aggregate proceeds of $18,350,000 as of April 27, 2017, which are expected to begin closing in the second quarter of 2017.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three months ended March 31, 2017 and 2016, revenues include amounts that were deferred from lot sales in prior periods of $1,800,000 and $500,000, respectively. Cost of sales of real estate related to the recognized deferred revenue for the three months ended March 31, 2017 and 2016 was $950,000 and $250,000, respectively. Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

We recorded co-op marketing and advertising fee revenue of approximately $70,000 and $80,000 for the three months ended March 31, 2017 and 2016, respectively. We record these fees pursuant to contractual agreements, which are generally recorded when builders sell homes, and the fees are based upon a fixed percentage of the homes’ selling price.

The Towncenter consists of three phases. The first and second phases, which include a total of 48,800 square feet of commercial space and 12 multi-family units, were sold during the first quarter of 2017 to a local developer for a cash payment of $5,800,000. Revenue of $5,800,000 was recognized at the time of sale, and cost of sales aggregated $4,700,000. The third phase of the Towncenter is a 2.5 acre parcel of land that is under contract with a local developer for a cash payment of $600,000 plus $100,000 per multi-family unit that the buyer is able to entitle, currently anticipated to be 12 multi-family units. Closing of the third phase is subject to entitlement approvals and is anticipated to close in the second half of 2017.

Ashville Park:

Ashville Park is a 450 acre master planned community in Virgina Beach, Virginia, which we are developing in phases. The first two phases, which together consist of 91 finished lots and a 164 lot development, have been sold. We are currently awaiting approval for the remaining three phases. There have been delays associated with the City of Virginia Beach’s need to address storm water management issues, causing the timing of our future development to be uncertain.

There were no sales of residential lots at the Ashville Park project during the three months ended March 31, 2017 and 2016.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $20,000 and $300,000 for the three months ended March 31, 2017 and 2016, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $40,000 and $30,000 for the three months ended March 31, 2017 and 2016, respectively.  We record these fees pursuant to contractual agreements, which are generally recorded when builders sell the homes as the fees are based upon a fixed percentage of the homes’ selling price.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $30,000 for the each of the three months ended March 31, 2017 and 2016.

Cost of sales of real estate was $10,000 and $100,000 for the three months ended March 31, 2017 and 2016, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

The Market Common:

The Market Common is a 114 acre mixed-use retail, office and residential lifestyle center, including adjacent land for future commercial and residential development. It includes retail and office space, as well as long term apartments, all of which are about 90% leased.

For the three months ended March 31, 2017 and 2016, the rental activity is as follows:

	2017	2016
Rental income	$2,650,000	$2,500,000
Amortization of lease intangibles included in rental income	(100,000)	(90,000)
Adjustment for straight-line rental income	(30,000)	(30,000)

Rental operating expenses	$1,150,000	$1,200,000

For the three months ended March 31, 2017 and 2016, we have closed on sales of real estate as follows:

	2017		2016
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	16	$710,000	11	$550,000
Multi-family lots	—	—	5	150,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $350,000 and $300,000 for the three months ended March 31, 2017 and 2016, respectively.

Depreciation and amortization expenses decreased by $100,000 for the three month 2017 period versus the same period in 2016 primarily due to a runoff of certain depreciable and amortizable assets over the course of 2016

SweetBay project:

The SweetBay project is a 700 acre mixed use master planned community located in Panama City, Florida. The project is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, and a marina with up to 117 wet slips and 240 dry docks. Development has begun in the initial portion of Phase 1 of the community consisting of 127 single family homes, which are currently being built for us by a local homebuilder, for a fee, with nine model homes and the welcome center now open.

We sold 19 single family homes for $6,350,000 during the first quarter of 2017. Cost of sales of real estate was $6,200,000 for the first quarter of 2017. There were no sales of residential homes at the SweetBay project during the three months ended March 31, 2016.

Pacho Project:

The Pacho project is a leasehold interest in approximately 2,369 acres of unentitled property located along the central California coast in San Luis Obispo County, California. We own a 90% controlling interest in the partnerships that are the lessees under a long term lease entered into on December 26, 1968. The lessor is an affiliate of Pacific Gas & Electric (“PG&E”), which owns the nearby Diablo Canyon Power Plant.

In 2016, PG&E began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time. The lessor has recently stated that it will not make any commitments on land disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $17,900,000 as of March 31, 2017. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

General administration expenses increased by $50,000 for the three months ended March 31, 2017 as compared to the same period in 2016 related to legal fees.

Brooklyn Renaissance Plaza and Hotel:

Brooklyn Renaissance Plaza is comprised of a 665 room hotel operated by Marriott, an approximately 850,000 square foot office building complex and an 888 space parking garage located in Brooklyn, New York. We own a 25.80% equity interest in the hotel and a 61.25% equity interest in the office building and garage.

General and administrative expenses increased by $50,000 during the three months ended March 31, 2017 as compared to the same period in 2016 due to an increase in the estimation of annual capital taxes for New York City and New York State.

BRP Leasing:

BRP leasing is the indirect obligor under a lease through October 2018 of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.
For the three months ended March 31, 2017 and 2016, the rental activity is as follows:

	2017	2016
Rental income	$3,100,000	$3,200,000
Amortization of lease intangibles included in rental income	400,000	400,000
Adjustment for straight-line rental income	100,000	(20,000)

Rental operating expenses	$2,950,000	$2,950,000

Farming

Rampage Property:

The Rampage property is an approximately 1,650 acre grape vineyard and almond orchard located in southern Madera County, California. Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

Farming expenses decreased by $200,000 during the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to well repairs that occurred in 2016.

Corporate

General and administrative expenses increased by $400,000 during the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to an increase in compensation expense, professional fees, travel and marketing expenses.  Compensation and benefits increased by $200,000 due to higher estimated bonus expense and includes stock compensation expense related to the grant of RSUs to executive officers in March 2017 (see Note 13 for more information). Professional fees increased by $100,000 related to tax planning and accounting services for potential projects and joint ventures. Travel expenses increased by $50,000 due to increased business activity pursuing new deals including international travel related to enrolling in the EB-5 Program. Marketing expenses increased by $50,000 related to the enhancing of the corporate website as well as promoting our businesses.

For the three months ended March 31, 2017 and 2016, our provision (benefit) for income taxes was $200,000 and $(1,100,000), respectively, representing an effective tax rate of 38.7% and 43.2%, respectively.

Liquidity and Capital Resources

Net cash of $1,850,000 and $11,400,000 was used for operating activities during the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties including the improvement of the almond orchard.

Net cash of $11,200,000 was provided by investing activities during the three months 2017 period consisting of a $20,000,000 capital distribution from the Builder LLCs as a credit for the infrastructure improvements at the Escaya community and a $8,800,000 equity investment in the Builder LLCs in order to fund the infrastructure improvements at the Escaya community.

Net cash of $450,000 was used for financing activities during the three month 2016 period. The 2016 period includes the repurchases of $600,000 of debt through asset sale offers partially offset by proceeds received from the exercise of options to purchase common shares of $150,000.

Our principal sources of funds are cash and cash equivalents, proceeds from the sale of real estate, proceeds from sales of bulk grapes, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from subsidiaries, interest income, distributions from equity method investments, Rampage property’s lines of credit, proceeds from the issuance of the Notes (as described below) and financing from Immigration and Nationality Act (“EB-5 Program”) (see below for more information).

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

The indenture governing the Notes contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness collateralized by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions. Additionally, certain customary events of default may result in an acceleration of the maturity of the Notes.   At March 31, 2017, we are in compliance with all debt covenants.

On January 27, 2017, we entered into a supplemental indenture (the “Supplemental Indenture”) to the indenture dated as of June 30, 2015 (as supplemented from time to time, the “Indenture”) among the Company, certain guarantors party thereto and Wilmington Trust, National Association as trustee (the “Trustee”) pursuant to which the Company had issued its outstanding 6.50% Senior Notes due 2018 (the “Notes”).

The Supplemental Indenture amends and waives certain provisions in the Indenture to, among other things, permit certain financing transactions in connection with the EB-5 Immigrant Investor Program (the “Financing Transactions”) for a project involving infrastructure improvements at Otay Ranch Village 3 North subject to certain restrictions and limitations set forth in the Supplemental Indenture. Such amendments and waivers include amendments to certain negative covenants to permit the incurrence of indebtedness pursuant to the Financing Transactions and subject to certain restrictions in the Supplemental Indenture and to release guarantees by certain specified subsidiaries that are not Significant Subsidiaries (as defined in the Indenture). Holders of a majority in aggregate principal amount of the outstanding Notes consented to the amendments and waivers set forth in the Supplemental Indenture.

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

After considering the repurchases, the remaining principal due under the Notes is $103,150,000 as of March 31, 2017.

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

Information about the Otay Land, San Elijo Hills and Ashville Park projects, The Market Common, SweetBay and our other projects is provided below. Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

Otay Land Project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, HomeFed Village III Master, LLC (“Village III Master”), to own and develop an approximate 450 acre community planned for 948 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. The basis difference will be amortized as additional income for us as future real estate sales occur.

In January 2017, we recorded the final map that subdivided the approximately 450 acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the community of Escaya. We formed three limited liability companies (each, a "Builder LLC") to own and develop 948 homes within Escaya and entered into individual operating agreements with each of the three builders as members of the Builder LLCs. Upon admittance of the three builders into their respective Builder LLCs, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation. On January 5, 2017, we made an aggregate capital contribution valued at $33,200,000 to the three Builder LLCs, representing land and completed improvement value. In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements made by the builders, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us.

Although each of the three Builder LLCs is considered a variable interest entity, we do not consolidate any of them since we are not deemed to be the primary beneficiary as we share joint control of each Builder LLC through a management committee and lack authority over establishing home sales prices and accepting offers. However, since two of our executive officers are members of the four-member management committee at each Builder LLC, designated to consider major decisions for that Builder LLC, we account for them under the equity method of accounting as of March 31, 2017. Our share of the income earned from the sales of built homes in any of these three Builder LLCs will be recorded as income from equity method investments.

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC and any cost overruns as described below. We are responsible for the remaining cost of developing the community infrastructure, for which we have received credit to date as a capital contribution, with funding guaranteed by us under the respective operating agreements and for the marketing costs of the Escaya community. Under the Builder LLCs, credit for capital contributions related to our infrastructure improvements is limited to $78,600,000, and we are responsible for any costs in excess of this limit to complete the community infrastructure. The builders are responsible for the remaining construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 12 for more information.

We intend to fund our Otay Ranch Village 3 North project (“Village 3”or the “Project”) in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on May 5, 2017 but is expected to be extended to September 30, 2017. Various reforms and bills have been proposed and will be considered by Congress in the coming months. We are monitoring the status of the EB-5 Program and do not expect the proposed actions to have a negative effect on our ability to raise funds under the EB-5 Program. However, no assurance can be made that the EB-5 Program will be extended on favorable terms to us.

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

The NCE has offered the units to investors primarily located in China, Vietnam, and South Korea either directly or through relationships with agents qualified in their respective countries, in which case the NCE will pay an agent fee. Once an investor’s subscription and funds are accepted by the NCE, the investor must file a I-526 petition with the USCIS seeking approval of the investment’s suitability under the EB-5 program requirements and the investor’s suitability and source of funds. All investments will be held in an escrow account and will not be released until the investor files their I-526 petition with the USCIS and we have identified and provided collateral to secure the amount of the funds drawn from escrow. As of April 27, 2017, no amounts have been drawn from escrow related to the EB-5 financing. The Village 3 project must be approved by the State of California as a TEA and by the USCIS under the

EB-5 program rules. Prior to approval by the USCIS, funds may be drawn from the escrow account with a HomeFed guarantee that funds will be returned in the event the Village 3 project is not approved.

San Elijo Hills Project:
The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. During the first quarter of 2017, the 48,800 square feet of commercial space in phases one and two of the Towncenter and the 12 multi-family units in phase two were sold to a local developer for a cash payment of $5,800,000.

The third phase remains to be sold at the Towncenter which is a 2.5 acre parcel of land, formerly designated as a church site, and it is under contract with a local developer for a cash payment of $600,000 plus $100,000 per multi-family unit that the buyer is able to entitle, currently anticipated to be 12 multi-family units. Closing of the third phase of the Towncenter is subject to entitlement approvals by the City of San Marcos, and anticipated in the second half of 2017.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities. This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. As of April 27, 2017, we have entered into agreements to sell 13 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $18,350,000. Home closings are anticipated to begin during the second quarter of 2017.

As of March 31, 2017, the remaining land at the San Elijo Hills project to be sold or leased consists of 72 dwelling units (combined single and multi-family lots).

Ashville Park Project:
There were no sales of real estate at the Ashville Park project during the three months ended March 31, 2017 and 2016.

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

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three months ended March 31, 2017 and 2016 is comprised of the following:

	2017		2016
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	16	$710,000	11	$550,000
Multi-family lots	—	—	5	150,000
Profit sharing agreements	N/A	350,000	N/A	300,000

As of April 27, 2017, we have entered into an agreement to sell 46 single family lots for $2,300,000 and 78 multi-family lots for $1,250,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

We have placed $1,250,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at March 31, 2017.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project. We sold 19 single family homes for $6,350,000 during the first quarter of 2017. As of April 27, 2017, we have entered into agreements to sell 38 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $12,500,000 which are expected to close during 2017.

Other projects:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available that is secured by the Rampage property’s crops and matures on January 1, 2018.  As of March 31, 2017, no amounts have been drawn under either line of credit.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At March 31, 2017, $1,600,000 was in the escrow account and is reflected as restricted cash.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills, Ashville Park. SweetBay projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of March 31, 2017, $2,600,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

As of March 31, 2017, we had consolidated cash and cash equivalents aggregating $62,300,000.

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

imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Leucadia’s real estate assets and investments; influence over our affairs by our principal stockholders; our ability to generate sufficient taxable income to fully realize our deferred tax asset; limitations on our business activities imposed by the terms of our indentures and our ability to finance our development projects and related business activities.  For additional information see Part I, Item 1A. Risk Factors in the 2016 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2016 10-K, and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2017.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a detailed discussion of the Risk Factors applicable to us. As a result of pursuing financing under the EB-5 Program, we are updating our risk factors to reflect the following:

Cancellation of the EB-5 Program, significant changes in the program guidelines, or the inability to successfully raise capital under the program may adversely affect our ability to complete capital improvements at our projects and could adversely impact our operations. The current EB-5 Program expires on May 5, 2017 but is expected to be extended to September 30, 2017. Though the program has been regularly extended since inception, there is no guarantee that it will be approved for future extensions. In addition, the program guidelines may change which may adversely impact our ability to raise capital under the program. We intend to fund our Otay Ranch Village 3 project in part by raising funds under the program. Delay in extension of the program or changes in the program guidelines may adversely impact our ability to fund the improvements necessary to complete the project.

Under the EB-5 program, investor funds may be drawn from escrow prior to project approval by the USCIS. If the project is denied, investor funds must be returned within 60 days after conclusion of any appeal. Our collateral may be at risk if we are not be able to raise sufficient capital within the repayment time period in the event of a project denial. We have submitted an application to the USCIS and State of California for approval of our Village 3 project at the Otay Land project under the EB-5 Program. Prior to project approval, funds may be drawn from the escrow account with a HomeFed guarantee that funds will be returned to the investor in the event the Village 3 project is not approved. In addition, all funds will be held in escrow until we have identified and provided collateral to secure the amount of funds drawn from escrow. To the extent the project is not approved, investors may seek recovery through possession of the collateral if repayment is not made within the cure period.

Item 6.             Exhibits.

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: May 3, 2017	By:	/s/ Erin N. Ruhe
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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.