Form 10-Q
period 2017-06-30
HOMEFED CORP
filed 2017-08-02
CIK 833795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On July 24, 2017, there were 15,451,532 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Real estate held for development	$304,069	$297,665
Real estate held for investment, net	38,610	42,536
Cash and cash equivalents	54,140	53,140
Restricted cash	2,670	2,672
Equity method investments	128,898	127,379
Accounts receivable, deposits and other assets	22,645	18,564
Intangible assets, net	4,317	5,634
Net deferred tax asset	43,234	34,742

TOTAL	$598,583	$582,332

LIABILITIES
Accounts payable and accrued liabilities	$23,348	$13,438
Below market lease contract intangibles, net	2,327	2,729
Non-refundable option payments	25	25
Liability for environmental remediation	1,452	1,455
Deferred revenue	1,731	4,311
Income taxes payable	—	1,338
Other liabilities	2,029	5,778
Long-term debt, net	102,114	102,084

Total liabilities	133,026	131,158

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,448,500 and 15,448,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	599,437	599,033
Accumulated deficit	(141,104)	(155,011)
Total HomeFed Corporation common shareholders' equity	458,487	444,176
Noncontrolling interest	7,070	6,998
Total equity	465,557	451,174

TOTAL	$598,583	$582,332

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2017 and 2016
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Sales of real estate	$20,178	$33,155	$35,128	$35,048
Rental income	6,357	5,823	12,289	11,706
Co-op marketing and advertising fees	127	196	237	310
	26,662	39,174	47,654	47,064

EXPENSES
Cost of sales	18,248	23,829	30,750	24,794
Rental operating expenses	4,101	4,451	8,219	8,658
Farming expenses	988	814	1,925	1,940
General and administrative expenses	4,257	3,439	8,068	6,838
Depreciation and amortization	915	961	1,852	1,978
Administrative services fees to Leucadia National Corporation	45	45	90	90
	28,554	33,539	50,904	44,298

Income (loss) from operations before income (losses) from equity method investment	(1,892)	5,635	(3,250)	2,766

Income (losses) from equity method investments	2,657	(273)	4,410	(1,337)

Income from operations	765	5,362	1,160	1,429

Interest and other income	95	954	193	2,316

Income before income taxes and noncontrolling interest	860	6,316	1,353	3,745

Income tax benefit	12,816	29,428	12,626	30,538

Net income	13,676	35,744	13,979	34,283

Net (income) loss attributable to the noncontrolling interest	5	12	(72)	15

Net income attributable to HomeFed Corporation common shareholders	$13,681	$35,756	$13,907	$34,298

Basic earnings per common share attributable to HomeFed Corporation common shareholders	$0.89	$2.32	$0.90	$2.22

Diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.88	$2.32	$0.90	$2.22

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended June 30, 2017 and 2016
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2016	$154	$597,922	$(191,695)	$406,381	$10,019	$416,400

Net income (loss)			34,298	34,298	(15)	34,283
Exercise of options to purchase common shares, including excess tax benefit		953		953		953
Share-based compensation expense		36		36		36

Balance, June 30, 2016	$154	$598,911	$(157,397)	$441,668	$10,004	$451,672

Balance January 1, 2017	$154	$599,033	$(155,011)	$444,176	$6,998	$451,174

Net income			13,907	13,907	72	13,979
Share-based compensation expense		404		404		404

Balance, June 30, 2017	$154	$599,437	$(141,104)	$458,487	$7,070	$465,557

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2017 and 2016
(In thousands)
(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	13,979	$34,283
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) losses from equity method investments	(4,410)	1,337
Benefit for deferred income taxes	(8,492)	(31,853)
Share-based compensation expense	624	36
Excess tax benefit from exercise of options	—	(6)
Depreciation and amortization of property, equipment and leasehold improvements	254	246
Other amortization	2,253	2,401
Amortization related to investments	—	(538)
Changes in operating assets and liabilities:
Real estate, held for development	2,730	6,284
Real estate, held for investment	3,183	(100)
Restricted cash related to development activities	2	(16)
Accounts receivable, deposits and other assets	(2,943)	(1,806)
Deferred revenue	(2,580)	(1,067)
Accounts payable and accrued liabilities	1,325	(69)
Liability for environmental remediation	(3)	(14)
Income taxes payable	(3,150)	(2,804)
Other liabilities	(3,969)	58
Net cash provided by (used for) operating activities	(1,197)	6,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in equity method investments	(17,109)	(5,115)
Capital distributions from equity method investments	20,000	—
Net cash provided by (used for) investing activities	2,891	(5,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(694)	(586)
Reduction of debt	—	(618)
Exercise of options to purchase common shares	—	947
Excess tax benefit from exercise of stock options	—	6
Net cash used for financing activities	(694)	(251)

Net increase in cash and cash equivalents	1,000	1,006

Cash and cash equivalents, beginning of period	53,140	66,676

Cash and cash equivalents, end of period	$54,140	$67,682

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of tax refunds	$3,513	$4,403
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating and investing activities:
Land contributed as an investment in Village III Master	$—	$15,150
Project development costs incurred that remain payable at end of period	$16,969	$6,627

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

There is no other comprehensive income for the three and six months ended June 30, 2017 and 2016.

Certain amounts have been reclassified to be consistent with the 2017 presentation.

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

In May 2017, the FASB issued new guidance providing clarity and reducing diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

A summary of intangible assets is as follows (in thousands):

	June 30, 2017	December 31, 2016	Amortization (in years)
Above market lease contracts, net of accumulated amortization of $7,777 and $6,719	$3,097	$4,155	1 to 24
Lease in place value, net of accumulated amortization of $2,865 and $2,606	1,220	1,479	1 to 24
Intangible assets, net	$4,317	$5,634

Below market lease contracts, net of accumulated amortization of $3,261 and $2,859	$2,327	$2,729	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income.  Above market lease values are amortized over the remaining terms of the underlying leases, and below market lease values are amortized over the initial terms plus the terms of any below market renewal options of the underlying leases.  The estimated future amortization expense recognized in Rental income for the above market lease intangible assets is as follows: remainder of 2017 - $1,050,000; 2018 - $1,700,000; 2019 - $50,000; 2020 - $50,000; 2021 - $50,000 and thereafter - $200,000. The estimated future negative amortization expense recognized in Rental income for the below market lease intangible assets is as follows: remainder of 2017 - $(400,000); 2018 - $(550,000); 2019 - $(200,000); 2020 - $(200,000); 2021 - $(200,000) and thereafter - $(750,000).

The lease in place intangible is reflected in Depreciation and amortization expenses and amortized over the life of the related lease.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2017 - $250,000; 2018 - $300,000; 2019 - $100,000; 2020 - $100,000; 2021 - $100,000 and thereafter - $400,000. Amortization expense on lease in place intangible assets was $100,000 and $150,000 for the three months ended June 30, 2017 and 2016, respectively, and was $250,000 and $300,000 for the six months ended June 30, 2017 and 2016, respectively.

3.   Equity Method Investments

Otay project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, HomeFed Village III Master, LLC (“Village III Master”), to own and develop an approximate 450 acre community planned for 992 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master to build and sell 948 homes within the community.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. The basis difference will be amortized as additional income for us as future real estate sales occur.

In January 2017, we recorded the final map that subdivided the approximately 450 acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the community of Village of Escaya. We formed three limited liability companies (each, a "Builder LLC") to own and develop 948 homes within Village of Escaya and entered into individual operating agreements with each of the three builders as members of the Builder LLCs. Upon admittance of the three builders into their respective Builder LLCs, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation. On January 5, 2017, we made an aggregate capital contribution valued at $33,200,000 to the three Builder LLCs, representing land and completed improvement value. In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements made by the builders, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us.

Although each of the three Builder LLCs is considered a variable interest entity, we do not consolidate any of them since we are not deemed to be the primary beneficiary as we share joint control with each Builder LLC through a management committee and we lack authority over establishing home sales prices and accepting offers. However, since two of our executive officers are members of the four-member management committee at each Builder LLC, designated to consider major decisions for that Builder LLC, we account for them under the equity method of accounting. Our share of the income earned from the sales of built homes in any of these three Builder LLCs will be recorded as income from equity method investments.

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC and any cost overruns as described below. We are responsible for the remaining cost of developing the community infrastructure, for which we have received credit to date as a capital contribution, with funding guaranteed by us under the respective operating agreements and for the marketing costs of the Village of Escaya. Under the Builder LLCs, credit for capital contributions related to our infrastructure improvements is limited to $78,600,000, and we are responsible for any costs in excess of this limit to complete the community infrastructure. The builders are responsible for the remaining construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 12 for more information.

Summarized financial information for our interest in the three Builder LLCs (in thousands):

	Financial Statement Carrying Amounts
			VIE
June 30, 2017	Assets	Liabilities	Assets
Builder LLCs	$25,422	$—	$100,820

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

Summarized financial information:
At June 30, 2017 and December 31, 2016, our equity method investments are comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
BRP Holding	$80,437	$74,972
BRP Hotel	23,039	24,020
Village III Master	—	28,387
Builder LLCs	25,422	—
Total	$128,898	$127,379

The decrease in investment from Village III Master to Builder LLCs relates to our right to receive reimbursement for infrastructure improvements completed by us from funds contributed to the Builder LLCs by the three builders and was distributed to us during the first quarter of 2017.

Income (losses) from equity method investments includes the following for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
BRP Holding	$2,825	$(402)	$5,465	$(405)
BRP Hotel	(94)	129	(981)	(932)
Builder LLCs	(74)	—	(74)	—
Total	$2,657	$(273)	$4,410	$(1,337)

The following table provides summarized data with respect to our significant equity method investments in BRP Holding and BRP Hotel for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Total revenues	$59,463	$45,164
Income from continuing operations before extraordinary items	10,200	14
Net income	10,200	14
Equity earnings (losses) of equity method investments	4,484	(1,337)

4.   Debt

Lines of Credit:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of July 24, 2017, no amounts have been drawn under either line of credit.

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

The indenture governing the Notes contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness collateralized by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions. Additionally, certain customary events of default may result in an acceleration of the maturity of the Notes. At June 30, 2017, we are in compliance with all debt covenants.

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

After considering the repurchases, the remaining principal due under the Notes is $103,150,000 as of June 30, 2017.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $3,900,000 and $4,400,000 for the six months ended June 30, 2017 and 2016, respectively.

The Notes are presented on the Balance Sheet net of issuance costs of $700,000 and $550,000 and debt discount of $350,000 and $500,000 at June 30, 2017 and December 31, 2016, respectively.

5.   Income Taxes

During the second quarter of 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,600,000 reduction to unrecognized tax benefits.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2012, and with respect to California state income tax returns through 2011.  We are currently under examination by the state of California for the years ended 2014 to 2015.  We do not expect that resolution of this examination will have a significant effect on our consolidated financial position, but it could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

6.   Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator – net income attributable to HomeFed Corporation common shareholders	$13,681	$35,756	13,907	$34,298

Denominator for basic earnings per share– weighted average shares	15,448	15,432	15,448	15,422

Restricted stock units	45	—	26	—
Stock options	5	13	5	15

Denominator for diluted earnings per share– weighted average shares	15,498	15,445	15,479	15,437

7.   Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Long-term debt (a)	$102,114	$103,611	$102,084	$103,274

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

Prior to Mr. Cumming's resignation, he sold 783,889 of our shares for $31,300,000 to Leucadia in a privately negotiated transaction during March 2017. Mr. Cumming was considered to be a “Related Person” under our related person transactions policy (the “Policy”) at the time of the sale.  Accordingly, the independent Audit Committee of the Board (the “Audit Committee”) considered the transaction and recommended to the Board the approval of the sales transaction, which was unanimously approved by the Board (with Mr. Cumming abstaining from the vote).

In 2015, Mr. Steinberg, the chairman of our Board of Directors, and Mr. Cumming, who then was one of our directors, each entered into a Purchase Agreement with us and the Guarantors, pursuant to which they each purchased Notes with a value of $5 million, or four percent (4%), of the principal amount of the Notes issued (such purchases, the “Affiliate Note Purchases”). Mr. Steinberg is and Mr. Cumming was considered to be a “Related Person” under our Policy at the time of the Affiliate Note Purchases.  Accordingly, the Audit Committee considered the Affiliate Note Purchases and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Messrs. Steinberg and Cumming abstaining from the vote).

Pursuant to a Placement Agency Agreement, Jefferies acted as Placement Agent for the Notes.  Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Leucadia. Leucadia is our affiliate and a “Related Person” under the Policy.  Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreement and approved, and recommended to the Board the approval of, the Placement Agency Agreement, which was unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group LLC and Mr. Steinberg, abstaining from the vote).  Pursuant to the Placement Agency Agreement, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Notes on the first anniversary of the Issue Date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the Issue Date.  Additionally, we and each of the Guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

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
Brooklyn Renaissance Plaza:

As more fully discussed in the 2016 10-K, BRP Leasing holds a master lease at BRP Holding and subleases the office space to multiple tenants.  Future minimum annual rental expense (exclusive of real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at June 30, 2017 (in thousands):

Remainder of 2017	$3,781
2018	6,301
$10,082

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Leucadia:

Pursuant to an administrative services agreement, Leucadia provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 and $90,000 for each of the three and six months ended June 30, 2017 and 2016, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended June 30, 2017 and 2016 and $6,000 for each of the six months ended June 30, 2017 and 2016.

Leucadia is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project. See Note 12 for more information.

9.  Interest and Other Income

Interest income was not significant for the three months ended June 30, 2017 and was $250,000 for the three months ended June 30, 2016, and $10,000 and $550,000 for the six months ended June 30, 2017 and 2016, respectively.

During the second quarter of 2016, our subsidiary at the SweetBay project received $550,000 related to the settlement of a claim against British Petroleum ("BP") arising from the damages caused by the Deepwater Horizon incident in April 2010 and the resulting BP oil spill in the Gulf of Mexico and recognized this amount as other income. For the six months ended June 30, 2016, interest and other income includes a $1,000,000 recovery in January 2016 from the judgment against certain defendants in the Flat Rock litigation. See Note 12 for more information on this legal matter. Other income also includes service income related to a utility bundling service agreement with the homeowners at the Ashville Park project.  Income of $90,000 and $80,000 was recognized during the three months ended June 30, 2017 and 2016, respectively, and $170,000 and $140,000 was recognized during the six months ended June 30, 2017 and 2016.

10.  Real Estate Sales Activity

Otay Land project:
In April 2016, through a HomeFed subsidiary as the managing member, we formed a limited liability company (the “LLC”) to own and develop an approximate 450 acre community in the Otay Ranch General Plan Area of Chula Vista, California and entered into an operating agreement with three builders as members of the LLC.  As a result of contributing land to the LLC, we received $30,000,000 from the builders at closing which was recognized as revenue from sales of real estate for the three and six months ended June 30, 2016. Our share of the income earned from the sales of built homes by the LLC will be recorded as income from equity method investments. For more details on this transaction, please refer to Note 3.

San Elijo Hills project:
The 48,800 square feet of commercial space in phase one and two of the Towncenter and the 12 multi-family units in phase two were sold during the first quarter of 2017 to a local developer for a cash payment of $5,800,000.

The third phase of the Towncenter is a 2.5 acre parcel of land, formerly designated as a church site. The third phase of the Towncenter is under contract with a local developer for a cash payment of $600,000 plus $100,000 per multi-family unit that the buyer is able to entitle, currently anticipated to be 12 multi-family units. Closing of the third phase of the Towncenter is subject to entitlement approvals by the City of San Marcos and is expected to occur in the second half of 2017.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. For the three and six months ended June 30, 2017, we sold nine of these homes for $13,100,000. At time of closing, we recognized real estate revenues of $13,000,000 and cost of sales of $12,200,000.

As of July 24, 2017, we have entered into agreements to sell 10 single family homes at the San Elijo Hills project under these agreements for aggregate cash proceeds of $13,700,000, which we expect to close during the second half of 2017.

There were no sales at the San Elijo Hills project during the three and six month period ended June 30, 2016.

Ashville Park project:
There were no sales at the Ashville Park project during the three and six months ended June 30, 2017 and 2016. The entitlement effort to re-plan Villages C, D and E is currently impacted by a delay within the City of Virginia Beach (the "City"). In 2014 and 2016, severe storm events caused regional flooding and large portions of the City’s storm water management system did not perform as expected. In 2016, the City hired outside civil engineers to study the system and provide possible solutions. The study is now complete and reveals that significant improvements to the storm water management system within the City are needed. The impact of the study and related City storm water management system issues on the timing of our future development is uncertain.

The Market Common:
For the three and six months ended June 30, 2017 and 2016, we closed on sales of real estate at The Market Common as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	6	$270,000	11	$500,000	22	$980,000	22	$1,050,000
Multi-family lots	8	200,000	5	100,000	8	200,000	10	250,000
Profit sharing agreements	N/A	400,000	N/A	350,000	N/A	750,000	N/A	650,000

As of July 24, 2017, we have entered into an agreement to sell 42 single family lots for $2,100,000 and 70 multi-family lots for $1,050,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project. We sold 13 and 32 single family homes for $5,300,000 and $11,650,000 during the three and six months ended June 30, 2017, respectively. Cost of sales of real estate was $5,100,000 and $11,300,000 during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2016, we received $1,300,000 from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390.

 As of July 24, 2017, we have entered into agreements to sell 34 single family homes at the SweetBay project under the local builder agreement for aggregate cash proceeds of $10,800,000 which are expected to close in 2017.

11. Real Estate Acquisitions

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase was contingent upon approval of the 67 lot entitlement by the City of Virginia Beach. We have terminated the transaction and expect to have the refundable deposit returned to us in August 2017.

In 2016, Pacific Gas & Electric ("PG&E"), an affiliate of the lessor of the Pacho Property in which we have a leasehold interest, began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time. The lessor has stated that it will not make any commitments on the disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. The time frame for completion of the review and approval of the decommissioning plan is uncertain. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $17,800,000 as of June 30, 2017. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

12.  Commitments and contingencies

In April 2016, the school at the SweetBay project refinanced its $5,500,000 loan for which we had pledged 42 acres of land as collateral.  The school increased the total loan to $8,100,000.  Additionally, we dedicated the school site land and building to the school and terminated their below market lease.  We were also released from our pledge of 42 acres of land as collateral.  We retained a repurchase right in the event the school defaults on their loan.  The loan is now only collateralized by the school cash flow and the real estate now owned by the school.

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

As of June 30, 2017, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$49,500,000
San Elijo Hills project	2,050,000
Ashville Park project	800,000

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

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At June 30, 2017, $1,400,000 was in the escrow account and is classified as restricted cash.

A former subsidiary of Leucadia was the primary obligor under certain lease obligations to BRP Holding. In connection with Leucadia's earlier sale of that subsidiary to a third party, Leucadia assumed its lease obligations through another of its subsidiaries at that time, BRP Leasing. When HomeFed purchased BRP Leasing, we agreed to indemnify Leucadia for these obligations. The primary lease expires in 2018 and the aggregate amount of rental obligations was approximately $10,100,000 as of June 30, 2017, plus approximately $5,550,000 of projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

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

13. Share-based compensation

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
The RSU grant consists of two settlement features: (i) 45,000 RSUs will be settled with shares of common stock within 30 days of each vesting date. This component is classified as an equity award for accounting purposes. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. Stock compensation expense for this component of the award was $300,000 and $350,000, respectively, for the three and six months ended June 30, 2017 and (ii) 30,000 RSUs will be settled in cash based on the average closing price over a period of ten trading days immediately preceding the date of declaration which must occur within thirty days of the respective vesting date. This component is classified as a liability award for accounting purposes, which requires us to measure the fair value of the award at the end of each reporting period. Using a fair value approach, stock compensation expense for this component of the award was $200,000 and $230,000, respectively, for the three and six months ended June 30, 2017.
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

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

Certain information concerning our segments for the three and six months ended June 30, 2017 and 2016 is presented in the following table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Real estate	$26,659	$39,171	$47,648	$47,058
Corporate	3	3	6	6
Total consolidated revenues	$26,662	$39,174	$47,654	$47,064

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$4,685	$9,495	$8,825	$10,258
Farming	(1,107)	(889)	(2,159)	(2,116)
Corporate	(2,718)	(2,290)	(5,313)	(4,397)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$860	$6,316	$1,353	$3,745

Depreciation and amortization expenses:
Real estate	$820	$885	$1,671	$1,837
Farming	80	64	152	118
Corporate	15	12	29	23
Total consolidated depreciation and amortization expenses	$915	$961	$1,852	$1,978

Identifiable assets employed:		June 30, 2017	December 31, 2016
Real estate		$526,713	$516,260
Farming		11,416	13,468
Corporate		60,454	52,604
Total consolidated assets		$598,583	$582,332

15. Subsequent event

In July 2017, we closed on the sale of nine single family homes at the SweetBay project for aggregate cash proceeds of $2,950,000.

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

Certain information concerning our segments for the three and six months ended June 30, 2017 and 2016 is presented in the following table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Real estate	$26,659	$39,171	$47,648	$47,058
Corporate	3	3	6	6
Total consolidated revenues	$26,662	$39,174	$47,654	$47,064

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$4,685	$9,495	$8,825	$10,258
Farming	(1,107)	(889)	(2,159)	(2,116)
Corporate	(2,718)	(2,290)	(5,313)	(4,397)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$860	$6,316	$1,353	$3,745

Real Estate

Otay Land Project:

We own approximately 4,450 acres of land within the Otay Ranch community. Approximately 2,800 acres are designated as various qualities of non-developable open space mitigation land. We refer to all of our acreage as our Otay Land project, which is currently approved for approximately 13,050 residential units and 1.85 million square feet of commercial space. The Otay Land project is in the early stages of development and additional permits are in process. Development will occur in phases, or by village. We are currently developing in the first of five villages (village three, now known as Village of Escaya).  During the course of development, we discovered the presence of underground soil gas impacted with methane and certain volatile organic compounds (collectively "compounds") in a portion of the Village of Escaya project.  These types of compounds commonly exist in soils and can be mitigated through the construction process.  We are working with local authorities and have developed measures to mitigate the effect of the impacted soil gas.  The number of homes that will need mitigating is to be determined as further testing is conducted while development progresses.  We expect that costs associated with mitigating during the homebuilding process will be shared with the builders through our Builder LLCs.

The grand opening occurred in June 2017. As of July 24, 2017, 81 homes have been released for sale and 68 homes are under contract with closings expected to begin in the fourth quarter of 2017.

There were no sales of real estate at the Otay Land project during the three and six months ended June 30, 2017. As discussed above in Notes 3 and 10, revenues include $30,000,000 for the land sold to the LLC during the three and six months ended June 30, 2016. Cost of sales was $22,800,000 for the three and six months ended June 30, 2016.

General and administrative expenses increased by $650,000 and $700,000, respectively, for the three and six months ended June 30, 2017 as compared to the same periods in 2016 which includes a $650,000 and $800,000 increase in marketing expenses, respectively, related to the initial launch of the Village of Escaya. For the six months 2017 period versus the six months 2016 period, legal expenses declined by $100,000 due to decreased legal fees related to the Flat Rock litigation (see Note 12 for more information).

Interest and other income decreased by $1,000,000 during the six month 2017 period versus the six month 2016 period due to the recovery of $1,000,000 in 2016 from the judgment against certain defendants in the Flat Rock litigation.

San Elijo Hills Project:

We own 85% of and serve as the development manager for San Elijo Hills, a master-planned community in San Diego County, California, consisting of about 3,500 homes and apartments and a commercial and residential Towncenter.

The Towncenter consists of three phases. The first and second phases, which include a total of 48,800 square feet of commercial space and 12 multi-family units, were sold for $5,800,000 to a local developer during the six months ended June 30, 2017. Revenue of $5,800,000 was recognized at the time of sale, and cost of sales aggregated $4,700,000. The third phase of the Towncenter is a 2.5 acre parcel of land that is under contract with a local developer for a cash payment of $600,000 plus $100,000 per multi-family unit that the buyer is able to entitle, currently anticipated to be 12 multi-family units. Closing of the third phase is subject to entitlement approvals and is anticipated to close in the second half of 2017.

Through June 30, 2017, we have sold 3,400 of the total of 3,463 single family lots and multi-family units, and have an agreement in place with a homebuilder to construct and sell on our behalf, for a fee, homes on the remaining 49 single family lots. For the three and six months period ended June 30, 2017, we sold 9 of 58 homes under the agreement with a local San Diego luxury homebuilder for $13,100,000. At time of closing, we recognized real estate revenues of $13,000,000 and cost of sales of $12,200,000.

As of July 24, 2017, we have entered into agreements to sell 10 single family homes at the San Elijo Hills project under these agreements for aggregate cash proceeds of $13,700,000, which we expect to close during the second half of 2017.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three months ended June 30, 2017 and 2016, revenues include amounts that were deferred from lot sales in prior periods of $1,000,000 and $200,000, respectively. For the six months ended June 30, 2017 and 2016, revenues include amounts that were previously deferred of $2,800,000 and $700,000, respectively.

Cost of sales of real estate related to the recognized deferred revenue for the three months ended June 30, 2017 and 2016 was $650,000 and $100,000, respectively, and cost of sales of real estate for the six months ended June 30, 2017 and 2016 was $1,600,000 and $350,000, respectively. Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

We recorded co-op marketing and advertising fee revenue of approximately $80,000 and $90,000 for the three months ended June 30, 2017 and 2016, respectively, and $150,000 and $170,000 for the six months ended June 30, 2017 and

2016, respectively. We record these fees pursuant to contractual agreements, which are generally recorded when builders sell homes, and the fees are based upon a fixed percentage of the homes’ selling price.

General and administrative expenses decreased by $50,000 for the three and six months ended June 30, 2017 as compared to the same period in 2016 primarily due to lower legal activity at the project.

Depreciation and amortization expenses decreased by $50,000 for the six month 2017 period versus the same period in 2016 primarily due to the sale of phase one and two of the Towncenter during the first quarter of 2017.

Ashville Park:

Ashville Park is a 450 acre master planned community in Virginia Beach, Virginia, which we are developing in phases. The first two phases, which together consist of 91 finished lots and a 164 lot development, have been sold. We are currently awaiting approval for the remaining three phases. There have been delays associated with the City of Virginia Beach’s need to address storm water management issues, causing the timing of our future development to be uncertain. We are cooperating with the City and working toward a solution that may allow us to proceed with development of Village C, a 116 single family lot development, in the near term and may require that we participate in a share of the cost associated with improvement of the City storm water system.

There were no sales of residential lots at the Ashville Park project during the three and six months ended June 30, 2017 and 2016.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts that were not significant for the three and six months ended June 30, 2017, and $50,000 and $350,000 for the three and six months ended June 30, 2016, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $50,000 and $110,000 for the three months ended June 30, 2017 and 2016, respectively, and $90,000 and $140,000 for the six months ended June 30, 2017 and
2016, respectively.  We record these fees pursuant to contractual agreements, which are generally recorded when builders sell the homes as the fees are based upon a fixed percentage of the homes’ selling price.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $20,000 and $85,000 for the three months ended June 30, 2017 and 2016, respectively, and $50,000 and $110,000 for the six months ended June 30, 2017 and 2016, respectively.

Cost of sales of real estate was not significant for the three and six months ended June 30, 2017, and $350,000 and $450,000 for the three and six months ended June 30, 2016, respectively. Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

The Market Common:

The Market Common is a 114 acre mixed-use retail, office and residential lifestyle center, including adjacent land for future commercial and residential development. It includes retail and office space, as well as long term apartments, all of which are about 90% leased.

For the three and six months ended June 30, 2017 and 2016, the rental activity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Rental income	$3,050,000	$2,550,000	$5,700,000	$5,050,000
Amortization of lease intangibles included in rental income	(100,000)	(90,000)	(200,000)	(180,000)
Adjustment for straight-line rental income	(30,000)	(30,000)	(60,000)	—

Rental operating expenses	$1,100,000	$1,500,000	$2,250,000	$2,700,000

Rental income for the three and six months period ended June 30, 2017 includes $400,000 pursuant to the termination of the lease with Piggly Wiggly in June 2017.

For the three and six months ended June 30, 2017 and 2016, we have closed on sales of real estate as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	6	$270,000	11	$500,000	22	$980,000	22	$1,050,000
Multi-family lots	8	200,000	5	100,000	8	200,000	10	250,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $400,000 and $350,000 for the three months ended June 30, 2017 and 2016, respectively, and $750,000 and $650,000 for the six months ended June 30, 2017 and 2016, respectively.

General and administrative expenses decreased by $200,000 for the three and six months ended June 30, 2017 as compared to the same period in 2016 primarily due to the reversal of certain fees previously accrued regarding an uncertain tax liability that was successfully resolved during the second quarter of 2017. Legal expenses decreased by $50,000 for the six months ended June 30, 2017 as compared to the same period in 2016 primarily due to lower activity at the project.

Depreciation and amortization expenses decreased by $150,000 for the six month 2017 period versus the same period in 2016 primarily due to a runoff of certain depreciable and amortizable assets over the course of 2016.

SweetBay project:

The SweetBay project is a 700 acre mixed use master planned community located in Panama City, Florida. The project is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, and a marina with up to 117 wet slips and 240 dry docks. Development continues in the initial portion of Phase 1 of the community consisting of 127 single family homes, which are currently being built for us by a local homebuilder, for a fee, with nine model homes and the welcome center which are opened. Development has begun in the second portion of Phase 1 consisting of 58 single family homes, a community pool and a neighborhood park.

We sold 13 and 32 single family homes for $5,300,000 and $11,650,000, respectively, during the three and six months ended June 30, 2017. Cost of sales of real estate was $5,100,000 and $11,300,000, respectively, for the three and six months ended June 30, 2017. During the three and six months period ended June 30, 2016, we received and recognized $1,300,000 as sales of real estate from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390. Cost of sales related to this transaction was $70,000. This sale was a unique transaction in that we sold raw, unimproved land.

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

In 2016, PG&E began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time. The lessor has recently stated that it will not make any commitments on the disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. The time frame for completion of the review and approval of the decommissioning plan is uncertain. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $17,800,000 as of June 30, 2017. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

General administration expenses decreased by $100,000 and $50,000, respectively, for the three and six months ended June 30, 2017 as compared to the same period in 2016 due to decreased legal fees.

Brooklyn Renaissance Plaza and Hotel:

Brooklyn Renaissance Plaza is comprised of a 665 room hotel operated by Marriott, an approximately 850,000 square foot office building complex and an 888 space parking garage located in Brooklyn, New York. We own a 25.80% equity interest in the hotel and a 61.25% equity interest in the office building and garage.

General and administrative expenses increased by $100,000 during the six months ended June 30, 2017 as compared to the same period in 2016 due to an increase in the estimation of annual capital taxes for New York City and New York State.

BRP Leasing:

BRP leasing is the indirect obligor under a lease through October 2018 of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.
For the three and six months ended June 30, 2017 and 2016, the rental activity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Rental income	$3,250,000	$3,100,000	$6,350,000	$6,300,000
Amortization of lease intangibles included in rental income	400,000	400,000	800,000	800,000
Adjustment for straight-line rental income	100,000	(20,000)	200,000	(40,000)

Rental operating expenses	$3,000,000	$2,950,000	$5,950,000	$5,900,000

Farming

Rampage Property:

The Rampage property is an approximately 1,650 acre grape vineyard and almond orchard located in southern Madera County, California. Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold. In June 2017, the southern Madera County, California area experienced an extended period of days with temperatures in excess of 100 degrees. A portion of the vineyard was adversely impacted by the excessive and extended period of heat. The financial impact of this weather event remains uncertain and a claim has been filed under the crop insurance program.

Farming expenses increased by $150,000 during the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to higher utility expenses and consulting fees related to the irrigation system.

Corporate

General and administrative expenses increased by $500,000 during the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to an increase in stock compensation and salaries expense.  Stock compensation increased by $500,000 related to the grant of RSUs to executive officers in March 2017 (see Note 13 for more information). Compensation and benefits expense increased by $100,000 due to higher headcount and estimated bonus expense. Professional fees declined by $100,000 due to decreased business activity pursuing new deals during the three month 2017 period versus the three month 2016 period.

General and administrative expenses increased by $800,000 during the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to an increase in stock compensation, salaries and travel expenses. Stock compensation increased by $600,000 related to the grant of RSUs to executive officers in March 2017 (see Note 13 for more information). Compensation and benefits increased by $200,000 due to higher headcount and estimated bonus expense. Travel expenses increased by $100,000 primarily related to traveling abroad to enroll investors in the EB-5 Program. Professional fees declined by $100,000 due to decreased business activity pursuing new deals during the six month 2017 period versus the six month 2016 period.

During the second quarter of 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, we recognized an income tax benefit of $13,200,000 in our consolidated results of operations. During the second quarter of 2016, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset. As a result, $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during the three and six months ended June 30, 2016. For the three months ended June 30, 2017 and 2016, our benefit for income taxes was $12,800,000 and $29,450,000, respectively, and for the six months ended June 30, 2017 and 2016, our benefit for income taxes was $12,650,000 and $30,550,000, respectively.

Liquidity and Capital Resources

Net cash of $1,200,000 was used for operating activities during the six months ended June 30, 2017. For the six months ended June 30, 2017, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties; however, this decrease in cash was partially offset by cash generated primarily from the sales at the San Elijo Hills and SweetBay projects. For the six months ended June 30, 2016, cash was provided by the sale of real estate at the Otay Land project for $30,000,000. Additionally, for the six months ended June 30, 2016, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties including the improvement of the almond orchard.

Net cash of $2,900,000 was provided by investing activities during the six months 2017 period consisting of a $20,000,000 capital distribution from the Builder LLCs as a credit for the infrastructure improvements at the Village of Escaya community and a $17,100,000 equity investment in the Builder LLCs in order to fund the infrastructure improvements at the Village of Escaya community. Net cash of $5,100,000 was used for investing activities during the six months 2016 period consisting of a $2,200,000 equity investment in BRP Hotel for the funding of the hotel renovation and a $2,900,000 equity investment in Village III Master in order to fund the project for the infrastructure improvements.

Net cash was used for financing activities related to the payment of debt issuances costs of $500,000 on the Senior Notes and a prepayment of debt issuance costs of $200,000 related to the EB-5 Program during the six months ended

June 30, 2017. Net cash of $250,000 was used for financing activities during the six months 2016 period related to the payment of debt issuance costs of $600,000 and the repurchase of $600,000 of debt through tender offers. During the six months ended June 30, 2016, we received $950,000 from the exercise of options to purchase common shares.

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

The indenture governing the Notes contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility and another $35,000,000 of indebtedness collateralized by our other assets), issue shares of disqualified or preferred stock, pay dividends on equity, buyback our common shares or consummate certain asset sales or affiliate transactions. Additionally, certain customary events of default may result in an acceleration of the maturity of the Notes.   At June 30, 2017, we are in compliance with all debt covenants.

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

After considering the repurchases, the remaining principal due under the Notes is $103,150,000 as of June 30, 2017.

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

Otay Land Project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, HomeFed Village III Master, LLC (“Village III Master”), to own and develop an approximate 450 acre community planned for 992 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master to build and sell 948 homes within the community.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. The basis difference will be amortized as additional income for us as future real estate sales occur.

In January 2017, we recorded the final map that subdivided the approximately 450 acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the Village of Escaya. We formed three limited liability companies (each, a "Builder LLC") to own and develop 948 homes within the Village of Escaya and entered into individual operating agreements with each of the three builders as members of the Builder LLCs. Upon admittance of the three builders into their respective Builder LLCs, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation. On January 5, 2017, we made an aggregate capital contribution valued at $33,200,000 to the three Builder LLCs, representing land and completed improvement value. In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements made by the builders, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us.

Although each of the three Builder LLCs is considered a variable interest entity, we do not consolidate any of them since we are not deemed to be the primary beneficiary as we share joint control of each Builder LLC through a management committee and lack authority over establishing home sales prices and accepting offers. However, since two of our executive officers are members of the four-member management committee at each Builder LLC, designated to consider major decisions for that Builder LLC, we account for them under the equity method of accounting. Our share of the income earned from the sales of built homes in any of these three Builder LLCs will be recorded as income from equity method investments.

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC and any cost overruns as described below. We are responsible for the remaining cost of developing the community infrastructure, for which we have received credit to date as a capital contribution, with funding guaranteed by us under the respective operating agreements and for the marketing costs of the Village of Escaya. Under the Builder LLCs, credit for capital contributions related to our infrastructure improvements is limited to $78,600,000, and we are responsible for any costs in excess of this limit to complete the community infrastructure. The builders are responsible for the remaining construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 12 for more information.

We intend to fund our Otay Ranch Village 3 North project (“Village 3”or the “Project”) in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services pursuant to the Immigration and Nationality Act (“EB-5 Program”). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on September 30, 2017 but is expected to be extended. Various reforms and bills have been proposed and will be considered by Congress in the coming months. We are monitoring the status of the EB-5 Program and do not expect the proposed actions to have a negative effect on our ability to raise funds under the EB-5 Program. However, no assurance can be made that the EB-5 Program will be extended on favorable terms to us.

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

The NCE has offered the units to investors primarily located in China, Vietnam, and South Korea either directly or through relationships with agents qualified in their respective countries, in which case the NCE will pay an agent fee. Once an investor’s subscription and funds are accepted by the NCE, the investor must file a I-526 petition with the USCIS seeking approval of the investment’s suitability under the EB-5 program requirements and the investor’s suitability and source of funds. All investments will be held in an escrow account and will not be released until the investor files their I-526 petition with the USCIS and we have identified and provided collateral to secure the amount of the funds drawn from escrow. As of July 24, 2017, no amounts have been drawn from escrow related to the EB-5 financing. The Village 3 project must be approved by the State of California as a TEA and by the USCIS under the

EB-5 program rules. Prior to approval by the USCIS, funds may be drawn from the escrow account with a HomeFed guarantee that funds will be returned in the event the Village 3 project is not approved.

San Elijo Hills Project:
The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. During the six months ended June 30, 2017, the 48,800 square feet of commercial space in phases one and two of the Towncenter and the 12 multi-family units in phase two were sold to a local developer for a cash payment of $5,800,000.

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

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities. This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. During the six months ended June 30, 2017, we sold nine of these homes for $13,100,000.

As of July 24, 2017, we have entered into agreements to sell 10 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $13,700,000. These home closings are anticipated to occur during the second half of 2017.

As of June 30, 2017, the remaining land at the San Elijo Hills project to be sold or leased consists of 63 dwelling units (combined single and multi-family lots).

Ashville Park Project:
There were no sales of real estate at the Ashville Park project during the three and six months ended June 30, 2017 and 2016.

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase was contingent upon approval of the 67 lot entitlement into our project by the City of Virginia Beach. We have terminated the transaction and expect to have the refundable deposit returned to us in August 2017.

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three and six months ended June 30, 2017 and 2016 is comprised of the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	6	$270,000	11	$500,000	22	$980,000	22	$1,050,000
Multi-family lots	8	200,000	5	100,000	8	200,000	10	250,000
Profit sharing agreements	N/A	400,000	N/A	350,000	N/A	750,000	N/A	650,000

As of July 24, 2017, we have entered into an agreement to sell 42 single family lots for $2,100,000 and 70 multi-family lots for $1,050,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

We have placed $1,250,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at June 30, 2017.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project. We sold 32 single family homes for $11,650,000 during the six months ended June 30, 2017, respectively. As of July 24, 2017, we have entered into agreements to sell 34 single family homes at the SweetBay project under the local builder agreement for aggregate cash proceeds of $10,800,000 which are expected to close during 2017.

Other projects:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available that is secured by the Rampage property’s crops and matures on January 1, 2018.  As of June 30, 2017, no amounts have been drawn under either line of credit.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At June 30, 2017, $1,400,000 was in the escrow account and is reflected as restricted cash.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills, Ashville Park, SweetBay projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of June 30, 2017, $1,750,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

As of June 30, 2017, we had consolidated cash and cash equivalents aggregating $54,150,000.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the regions where our business is concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Leucadia’s real estate assets and investments; influence over our affairs by our principal stockholders; our ability to generate sufficient taxable income to fully realize our deferred tax asset; limitations on our business activities imposed by the terms of our indentures and our ability to finance our development projects and related business activities.  For additional information see Part I, Item 1A. Risk Factors in the 2016 10-K and in Item 1A. Risk Factors in Part II in this quarterly report.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2017.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a detailed discussion of the Risk Factors applicable to us. The following are updates to our risk factors since December 31, 2016:

Cancellation of the EB-5 Program, significant changes in the program guidelines, or the inability to successfully raise capital under the program may adversely affect our ability to complete capital improvements at our projects and could adversely impact our operations. The current EB-5 Program expires on September 30, 2017 but is expected to be extended. Though the program has been regularly extended since inception, there is no guarantee that it will be approved for future extensions. In addition, the program guidelines may change which may adversely impact our ability to raise capital under the program. We intend to fund our Otay Ranch Village 3 project in part by raising funds under the program. Delay in extension of the program or changes in the program guidelines may adversely impact our ability to fund the improvements necessary to complete the project.

Under the EB-5 program, investor funds may be drawn from escrow prior to project approval by the USCIS. If the project is denied, investor funds must be returned within 60 days after conclusion of any appeal. Our collateral may be at risk if we are not able to raise sufficient capital within the repayment time period in the event of a project denial. We have submitted an application to the USCIS and State of California for approval of our Village 3 project at the Otay Land project under the EB-5 Program. Prior to project approval, funds may be drawn from the escrow account with a HomeFed guarantee that funds will be returned to the investor in the event the Village 3 project is not approved. In addition, all funds will be held in escrow until we have identified and provided collateral to secure the amount of funds drawn from escrow. To the extent the project is not approved, investors may seek recovery through possession of the collateral if repayment is not made within the cure period.

Item 6.             Exhibits.

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: August 2, 2017	By:	/s/ Erin N. Ruhe
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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.