Form 10-Q
period 2017-09-30
HOMEFED CORP
filed 2017-11-03
CIK 833795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 24, 2017, there were 15,451,532 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Real estate held for development	$310,705	$297,665
Real estate held for investment, net	38,315	42,536
Cash and cash equivalents	35,382	53,140
Restricted cash	2,642	2,672
Equity method investments	139,778	127,379
Accounts receivable, deposits and other assets	23,013	18,564
Intangible assets, net	3,660	5,634
Net deferred tax asset	40,944	34,742

TOTAL	$594,439	$582,332

LIABILITIES
Accounts payable and accrued liabilities	$24,746	$13,438
Below market lease contract intangibles, net	2,128	2,729
Non-refundable option payments	255	25
Liability for environmental remediation	1,452	1,455
Deferred revenue	1,441	4,311
Income taxes payable	—	1,338
Accrued interest payable	38	—
Other liabilities	2,389	5,778
Long-term debt, net	97,483	102,084

Total liabilities	129,932	131,158

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,451,532 and 15,448,500 shares outstanding after deducting 397,377 and 395,409 shares held in treasury	155	154
Additional paid-in capital	599,865	599,033
Accumulated deficit	(140,634)	(155,011)
Total HomeFed Corporation common shareholders' equity	459,386	444,176
Noncontrolling interest	5,121	6,998
Total equity	464,507	451,174

TOTAL	$594,439	$582,332

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2017 and 2016
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Sales of real estate	$7,980	$2,757	$43,108	$37,805
Rental income	5,877	5,812	18,166	17,518
Farming revenues	3,411	4,427	3,411	4,427
Co-op Marketing and advertising fees	157	194	394	504
	17,425	13,190	65,079	60,254

EXPENSES
Cost of sales	7,609	1,442	38,359	26,236
Rental operating expenses	4,422	4,336	12,641	12,994
Farming expenses	1,179	1,165	3,104	3,105
General and administrative expenses	4,533	3,789	12,601	10,627
Depreciation and amortization	927	941	2,779	2,919
Administrative services fees to Leucadia National Corporation	45	45	135	135
	18,715	11,718	69,619	56,016

Income (loss) from operations before income (losses) from equity method investment	(1,290)	1,472	(4,540)	4,238

Income (losses) from equity method investments	2,278	(292)	6,688	(1,629)

Income from operations	988	1,180	2,148	2,609

Interest and other income	102	394	295	2,710

Income before income taxes and noncontrolling interest	1,090	1,574	2,443	5,319

Income tax (provision) benefit	(619)	(364)	12,007	30,174

Net income	471	1,210	14,450	35,493

Net (income) loss attributable to the noncontrolling interest	(1)	30	(73)	45

Net income attributable to HomeFed Corporation common shareholders	$470	$1,240	$14,377	$35,538

Basic and diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.03	$0.08	$0.93	$2.30

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended September 30, 2017 and 2016
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2016	$154	$597,922	$(191,695)	$406,381	$10,019	$416,400

Net income (loss)			35,538	35,538	(45)	35,493
Distributions to noncontrolling interests					(3,300)	(3,300)
Exercise of options to purchase common shares, including excess tax benefit		1,036		1,036		1,036
Share-based compensation expense		55		55		55

Balance, September 30, 2016	$154	$599,013	$(156,157)	$443,010	$6,674	$449,684

Balance January 1, 2017	$154	$599,033	$(155,011)	$444,176	$6,998	$451,174

Net income			$14,377	14,377	73	14,450
Distributions to noncontrolling interests					(1,950)	(1,950)
Exercise of options to purchase common shares, including excess tax benefit	1	22		23		23
Share-based compensation expense		810		810		810

Balance, September 30, 2017	$155	$599,865	$(140,634)	$459,386	$5,121	$464,507

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended September 30, 2017 and 2016
(In thousands)
(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	14,450	$35,493
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) losses from equity method investments	(6,688)	1,629
Benefit for deferred income taxes	(6,202)	(31,937)
Share-based compensation expense	1,218	55
Excess tax benefit from exercise of options	—	(25)
Depreciation and amortization of property, equipment and leasehold improvements	384	383
Other amortization	3,380	3,536
Amortization related to issuance costs and debt discount of Senior Notes	—	886
Amortization related to investments	—	(821)
Loss on extinguishment of debt	331	—
Changes in operating assets and liabilities:
Real estate, held for development	(5,210)	(2,420)
Real estate, held for investment	3,182	(323)
Restricted cash related to development activities	30	3,758
Accounts receivable, deposits and other assets	(2,983)	(4,864)
Deferred revenue	(2,870)	(1,266)
Accounts payable and accrued liabilities	1,028	812
Accrued interest payable	38	1,893
Non-refundable option payments	230	—
Liability for environmental remediation	(3)	(15)
Income taxes payable	(4,646)	(2,679)
Other liabilities	(3,797)	148
Net cash provided by (used for) operating activities	(8,128)	4,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in equity method investments	(25,711)	(10,270)
Capital distributions from equity method investments	20,000	—
Net cash used for investing activities	(5,711)	(10,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	100,000	—
Payment of debt issuance costs	(797)	(586)
Distributions to noncontrolling interests	—	(3,300)
Reduction of debt	(103,145)	(1,243)
Exercise of options to purchase common shares	23	1,011
Excess tax benefit from exercise of stock options	—	25
Net cash used for financing activities	(3,919)	(4,093)

Net decrease in cash and cash equivalents	(17,758)	(10,120)

Cash and cash equivalents, beginning of period	53,140	66,676

Cash and cash equivalents, end of period	$35,382	$56,556

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of tax refunds	$3,513	$4,974
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating activities:
Project development costs incurred that remain payable at end of period	$15,398	$8,448
Non-cash investing activities:
Land contributed as an investment in Village III Master	$—	$15,150
Non-cash financing activities:
Dividends declared but not paid yet	$1,950	$—
Debt issuance costs incurred but not paid yet	$1,350	$—

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

There is no other comprehensive income for the three and nine months ended September 30, 2017 and 2016.

Accounting Developments- Accounting Standards to be Adopted in Future Periods

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures.  The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  This guidance is effective for interim and annual periods beginning after December 15, 2017. We intend to adopt the new guidance with a cumulative-effect adjustment to opening retained earnings. Our impact of the evaluation of the new guidance is ongoing. We are currently evaluating our revenue streams and contracts with customers within each revenue stream. We have evaluated our contracts with our customers related to our farm revenues and do not expect this guidance will have a material impact on our grape revenues and may have a timing impact on when we recognize almond revenues but is not anticipated to be material. We expect that this guidance may impact the timing of revenue recognition related to certain of our land sales, home sales, profit participation agreements, and co-op marketing fees.

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

In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases.  The new guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, along with additional qualitative and quantitative disclosures. Lessor accounting will remain substantially similar to current accounting guidance for leases.  However, leasing costs that are currently eligible to be capitalized as initial direct costs will be immediately expensed under the new guidance.  The guidance is effective for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual and interim periods beginning after December 15, 2017. We have evaluated the new guidance and believe it will not have a material effect on our consolidated financial statements.

In May 2017, the FASB issued new guidance providing clarity and reducing diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We have evaluated the new guidance and believe it will not have a material effect on our consolidated financial statements.

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

A summary of intangible assets is as follows (in thousands):

	September 30, 2017	December 31, 2016	Amortization (in years)
Above market lease contracts, net of accumulated amortization of $8,305 and $6,719	$2,569	$4,155	1 to 24
Lease in place value, net of accumulated amortization of $2,994 and $2,606	1,091	1,479	1 to 24
Intangible assets, net	$3,660	$5,634

Below market lease contracts, net of accumulated amortization of $3,460 and $2,859	$2,128	$2,729	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income.  Above market lease values are amortized over the remaining terms of the underlying leases, and below market lease values are amortized over the initial terms plus the terms of any below market renewal options of the underlying leases.  The estimated future amortization expense recognized in Rental income for the above market lease intangible assets is as follows: remainder of 2017 - $550,000; 2018 - $1,700,000; 2019 - $50,000; 2020 - $50,000; 2021 - $50,000 and thereafter - $200,000. The estimated future negative amortization expense recognized in Rental income for the below market lease intangible assets is as follows: remainder of 2017 - $(200,000); 2018 - $(550,000); 2019 - $(200,000); 2020 - $(200,000); 2021 - $(200,000) and thereafter - $(750,000).

The lease in place intangible is reflected in Depreciation and amortization expenses and amortized over the life of the related lease.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2017 - $100,000; 2018 - $300,000; 2019 - $100,000; 2020 - $100,000; 2021 - $100,000 and thereafter - $400,000. Amortization expense on lease in place intangible assets was $100,000 and $150,000 for the three months ended September 30, 2017 and 2016, respectively, and was $400,000 and $450,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

In January 2017, we recorded the final map that subdivided the approximately 450 acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the community of Village of Escaya. We formed three limited liability companies (each, a "Builder LLC") to own and develop 948 homes within Village of Escaya and entered into individual operating agreements with each of the three builders as members of each Builder LLC. Upon admittance of the three builders into their respective Builder LLC, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation. On January 5, 2017, we made an aggregate capital contribution valued at $33,200,000 to the three Builder LLCs, representing land and completed improvement value. In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements made by the builders, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us.

Although each of the three Builder LLCs is considered a variable interest entity, we do not consolidate any of them since we are not deemed to be the primary beneficiary as we share joint control with each Builder LLC through a management committee and we lack authority over establishing home sales prices and accepting offers. However, since two of our executive officers are members of the four-member management committee at each Builder LLC, designated to consider major decisions for that Builder LLC, we account for each Builder LLC under the equity method of accounting. Our share of the income earned from the sales of built homes in any of the three Builder LLCs will be recorded as income from equity method investments.

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

Summarized financial information for our interest in the three Builder LLCs (in thousands):

	Financial Statement Carrying Amounts
			VIE
September 30, 2017	Assets	Liabilities	Assets
Builder LLCs	$33,724	$—	$125,143

Brooklyn Renaissance Plaza and Hotel:
We own a 61.25% membership interest in BRP Holding. Although we have a majority interest, we concluded that we do not have control but only have the ability to exercise significant influence on this investment.  As such, we account for BRP Holding under the equity method of accounting.  We also own a 25.8% membership interest in BRP Hotel, which we account for under the equity method of accounting.

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

Summarized financial information:
At September 30, 2017 and December 31, 2016, our equity method investments are comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
BRP Holding	$83,358	$74,972
BRP Hotel	22,696	24,020
Village III Master	—	28,387
Builder LLCs	33,724	—
Total	$139,778	$127,379

Income (losses) from equity method investments includes the following for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
BRP Holding	$2,921	$(186)	$8,386	$(591)
BRP Hotel	(343)	(106)	(1,324)	(1,038)
Builder LLCs	(300)	—	(374)	—
Total	$2,278	$(292)	$6,688	$(1,629)

The following table provides summarized data with respect to our significant equity method investments in BRP Holding and BRP Hotel for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Total revenues	$90,267	$70,718
Income from continuing operations before extraordinary items	16,160	1,228
Net income	16,160	1,228
Equity earnings (losses) of equity method investments	7,062	(1,629)

4.   Debt

Lines of Credit:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available which is secured by the Rampage property’s crops and matures on January 1, 2018.  As of October 24, 2017, no amounts have been drawn under either line of credit.

Senior Notes:
On June 30, 2015, we issued $125,000,000 principal amount of 6.5% Senior Notes due 2018 (the “Old Notes”) in a private placement. The Old Notes were fully and unconditionally guaranteed by our wholly-owned domestic subsidiaries and any of our future domestic wholly-owned subsidiaries, and matured on June 30, 2018. The Old Notes were senior unsecured obligations and the guarantees are the senior unsecured obligations of the Guarantors.

In addition, we were required to use the net proceeds of certain asset sales to offer to purchase the Old Notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest as of the date fixed for the closing of such asset sale offer. Accordingly, we made the following repurchases:

Date of Repurchase	Principal Repurchased	Approximate Interest Payment Associated with Repurchase

December 15, 2016	$4,162,000	$120,000

November 15, 2016	$9,176,000	$220,000

September 27, 2016	$625,000	$10,000

January 28, 2016	$618,000	$3,000

October 20, 2015	$7,274,000	$146,000

On September 27, 2017, we and certain of our domestic wholly-owned subsidiaries as guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which we agreed to issue to the Purchasers an aggregate of $75,000,000 of 6.5% Senior Notes due 2019 (the “New Notes”) in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the New Notes was 100% of the principal amount. Pursuant to the Placement Agency Agreement, Jefferies LLC (“Jefferies”), a wholly-owned subsidiary of Leucadia, received a fee of $100,000 for acting as the placement agent and the closing agent.

On September 28, 2017, we used proceeds of the New Notes, as described below, together with cash on hand, to redeem all of the outstanding Old Notes. After considering the repurchases and redemption, there is no remaining principal due under the Notes as of September 30, 2017. In connection with the extinguishment of the Notes, issuance costs of approximately $350,000 were recorded as an expense.

The New Notes were issued on September 28, 2017 (“Issue Date”), pursuant to an indenture among us, the Guarantors and Wilmington Trust, N.A., as trustee (“Indenture”), containing such terms as set forth below. The New Notes mature on October 1, 2019 and are fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture. Interest on the New Notes accrues at a rate of 6.50% per annum and is payable semi-annually in arrears on April 1 and October 1, commencing April 1, 2018. The New Notes are senior unsecured obligations of the Company and the guarantees are the senior unsecured obligations of the Guarantors.

At September 30, 2017, the New Notes had a $75,000,000 principal amount outstanding, and there was no principal amount outstanding on the Old Notes.

We may not redeem or repurchase the New Notes prior to April 1, 2018 after which time, we may redeem the New Notes, in whole or in part, at any time or in part from time to time at a redemption price equal to 100% of the principal amount of the New Notes plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

Upon the occurrence of a Change of Control (as defined in the Indenture) after the Issue Date, to the extent the New Notes were not otherwise redeemed, we must make an offer to purchase all of the outstanding New Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, in each case, as provided in, and subject to the terms of, the Indenture. Pursuant to the Indenture, we will use the net proceeds of certain asset sales to offer to purchase the New Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility, another $70,000,000 of indebtedness collateralized by our other assets, and up to $65,000,000 under a construction loan secured by our Village of Escaya mixed use apartment project), issue shares of disqualified or preferred stock, pay dividends on equity, buy back our common shares outside of existing stock compensation plan arrangements, or consummate certain asset sales or affiliate transactions. The Indenture also permits certain financing transactions in connection with the EB-5 Program, as defined below, for the project involving infrastructure improvements at the Village of Escaya subject to certain restrictions and limitation as set forth in the Indenture. Additionally, certain customary events of default may result in an acceleration of the maturity of the New Notes.

EB-5 Program:
We intend to fund our Village of Escaya project (“Village 3”or the “Project”) in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services ("USCIS") pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Geographic areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on December 8, 2017 but is expected to be extended. Various reforms and bills have been proposed and will be considered by Congress in the coming months.

In February 2017, we formed Otay Village III Lender, LLC, which is intended to serve as a new commercial enterprise (“NCE”) under the EB-5 Program. The NCE is managed by Otay Village III Manager, LLC, a wholly owned subsidiary of HomeFed. The NCE is seeking to raise up to $125,000,000 by offering up to 250 units in the NCE to qualified accredited EB-5 investors for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 Program rules. The proceeds of the offering will be used to repay any outstanding bridge loan provided by HomeFed to its wholly owned subsidiary HomeFed Village III LLC, a job creating entity under the EB-5 Program, and to fund infrastructure costs related to the development of Village 3.

The NCE has offered the units to investors primarily located in China, Vietnam, and South Korea either directly or through relationships with agents qualified in their respective countries, in which case the NCE will pay an agent fee. Once an investor’s subscription and funds are accepted by the NCE, the investor must file an I-526 petition with the USCIS seeking approval of the investment’s suitability under the EB-5 Program requirements and the investor’s suitability and source of funds. All investments are held in an escrow account and will not be released until the investor files their I-526 petition with the USCIS and we have identified and provided collateral to secure the amount of the funds drawn from escrow. The Village 3 project must be approved by the USCIS under the EB-5 Program rules. Prior to approval by the USCIS, funds may be drawn from the escrow account with a HomeFed guarantee that funds will be returned in the event the Village 3 project is not approved. On September 18, 2017, $25,000,000 was drawn from escrow related to EB-5 financing to fund infrastructure costs related to the development of the Project. The drawn funds are guaranteed by us until the project is approved by the USCIS and are collateralized by certain Otay Village property. The loan term is five years with two one-year options to extend by us with principal due in full at maturity. The effective interest rate is approximately 3.5%, payable as certain milestones are achieved according to various agreements with agents and investors.

As of October 24, 2017, we have $24,900,000 in escrow which is subject to approval by the USCIS and cannot be drawn until certain provisions (such as filing of Investor I-526, investor suitability and source of funds) are satisfied.

At September 30, 2017, we are in compliance with all debt covenants.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $5,900,000 and $6,600,000 for the nine months ended September 30, 2017 and 2016, respectively.

The New Notes and EB-5 Program financing are presented on the Balance Sheet net of aggregate issuance costs of $2,350,000 and $550,000 and debt discount of $150,000 and $500,000 at September 30, 2017 and December 31, 2016, respectively.

5.   Income Taxes

During the nine months ended September 30, 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,600,000 reduction to unrecognized tax benefits.  The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2013, and with respect to California state income tax returns through 2011.  We are currently under examination by the City of New York for the year ended 2014.  We do not expect that resolution of this examination will have a significant effect on our consolidated financial position, but it could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

6.   Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator – net income attributable to HomeFed Corporation common shareholders	$470	$1,240	$14,377	$35,538

Denominator for basic earnings per share– weighted average shares	15,451	15,448	15,449	15,431

Restricted stock units	45	—	32	—
Stock options	3	4	4	12

Denominator for diluted earnings per share– weighted average shares	15,499	15,452	15,485	15,443

7.   Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Long-term debt (a)	$74,386	$74,944	$102,084	$103,274
Long-term debt: EB-5	23,097	25,000	—	—

(a) The fair value of the New Notes was determined by utilizing available market data inputs that are considered level 2 inputs.  Quoted prices are available but trading is infrequent.  We utilized the available market data based on the quoted market prices to determine an average fair market value over the last 10 business days of the reporting period.

For cash and cash equivalents, the carrying amounts of such financial instruments approximate their fair values.  We did not invest in any derivatives or engage in any hedging activities.

8.   Related Party Transactions

On March 23, 2017, Ian M. Cumming resigned from the Board of Directors. To fill the vacancy, on March 28, 2017, the Board of Directors elected Jimmy Hallac, who is a Managing Director for Leucadia. Leucadia executives now hold three of the seven board of director positions. Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s board, and one of our Directors, Brian P. Friedman, is the President and a director of Leucadia.

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

In 2015, Mr. Steinberg, the chairman of our Board of Directors, entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased Notes with a value of $5 million, or 4%, of the principal amount of the Notes issued, which were fully redeemed on September 28, 2017 on the same terms as other redemptions.

On September 27, 2017, Mr. Steinberg entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased New Notes with a value of $7 million, or 9.3%, of the principal amount of the New Notes issued (such purchases and redemptioms, the “Affiliate Note Transactions”). Mr. Steinberg is considered to be a Related Person under our Policy. Accordingly, the Audit Committee considered the Affiliate Note Transactions and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Mr. Steinberg abstaining from the vote).

Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the Notes and for the New Notes. Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Leucadia. Leucadia is our affiliate and a Related Person under the Policy. Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group LLC, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the New Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

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

Brooklyn Renaissance Plaza:

As more fully discussed in the 2016 10-K, BRP Leasing holds a master lease at BRP Holding and subleases the office space to multiple tenants.  Future minimum annual rental expense (exclusive of real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay to BRP Holding for office space is as follows at September 30, 2017 (in thousands):

Remainder of 2017	$1,890
2018	6,301
$8,191

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Leucadia:

During the third quarter of 2017, certain of our executive officers and a director sold an aggregate 14,008 shares of our stock from their personal holdings to Leucadia in private transactions at an agreed upon price of $43.00 per share. The transaction was approved by our Audit Committee in accordance with our Related Party Transaction Policy taking into consideration that Leucadia is our majority shareholder, among other factors.

Pursuant to an administrative services agreement, Leucadia provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 and $135,000 for each of the three and nine months ended September 30, 2017 and 2016, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Leucadia under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended September 30, 2017 and 2016 and $9,000 for each of the nine months ended September 30, 2017 and 2016.

Leucadia is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project. See Note 12 for more information.

9.  Interest and Other Income

Interest income was not significant for the three months ended September 30, 2017 and was $300,000 for the three months ended September 30, 2016 and was $25,000 and $850,000 for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2016, our subsidiary at the SweetBay project received $550,000 related to the settlement of a claim against British Petroleum ("BP") arising from the damages caused by the Deepwater Horizon incident in April 2010 and the resulting BP oil spill in the Gulf of Mexico and recognized this amount as other income. For the nine months ended September 30, 2016, interest and other income includes a $1,000,000 recovery in January 2016 from the judgment against certain defendants in the Flat Rock litigation. See Note 12 for more information on this legal matter.

Other income also includes service income related to a utility bundling service agreement with the homeowners at the Ashville Park project.  Income of $90,000 and $75,000 was recognized during the three months ended September 30, 2017 and 2016, respectively, and $260,000 and $225,000 was recognized during the nine months ended September 30, 2017 and 2016, respectively.

10.  Real Estate Sales Activity

Otay Land project:
In April 2016, through a HomeFed subsidiary as the managing member, we formed a limited liability company (the “LLC”) to own and develop an approximate 450 acre community in the Otay Ranch General Plan Area of Chula Vista, California and entered into an operating agreement with three builders as members of the LLC.  As a result of contributing land to the LLC, we received $30,000,000 from the builders at closing which was recognized as revenue from sales of real estate for the three and nine months ended September 30, 2016. Our share of the income earned from the sales of built homes by the LLC will be recorded as income from equity method investments. For more details on this transaction, please refer to Note 3.

There were no sales at the Otay Land project during the three and nine month periods ended September 30, 2017.

San Elijo Hills project:
The 48,800 square feet of commercial space in phase one and two of the Towncenter and the 12 multi-family units in phase two were sold during the first quarter of 2017 to a local developer for a cash payment of $5,800,000.

The third phase of the Towncenter is a 2.5 acre parcel of land, formerly designated as a church site. The third phase of the Towncenter is under contract with a local developer for a cash payment of $600,000 plus $100,000 per multi-family unit that the buyer is able to entitle, currently anticipated to be 12 multi-family units. We received a $230,000 non-refundable deposit during the third quarter of 2017 which will be applied to the sales price at time of closing. Closing of the third phase of the Towncenter is subject to entitlement approvals by the City of San Marcos and is expected to occur in the fourth quarter of 2017.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. For the nine months ended September 30, 2017, we sold nine of these homes for $13,100,000. At time of closing, we recognized real estate revenues of $13,000,000 and cost of sales of $12,200,000 for the nine months ended September 30, 2017.

As of October 24, 2017, we have entered into agreements to sell 15 single family homes at the San Elijo Hills project under these agreements for aggregate cash proceeds of $21,500,000, which we expect to close during the fourth quarter of 2017 and first half of 2018.

There were no sales at the San Elijo Hills project during the three and nine month periods ended September 30, 2016.

Ashville Park project:
There were no sales at the Ashville Park project during the three and nine months ended September 30, 2017 and during the three months ended September 30, 2016. During the nine months ended September 30, 2016, we sold the former visitor center for net cash proceeds of $550,000 which generated a gross profit of $250,000. The entitlement effort to re-plan Villages C, D and E is currently impacted by a delay within the City of Virginia Beach (the "City"). In 2014 and 2016, severe storm events caused regional flooding and large portions of the City’s storm water management system did not perform as expected. In 2016, the City hired outside civil engineers to study the system and provide possible solutions. The study is now complete and reveals that significant improvements to the storm water management system within the City are needed. The impact of the study and related City storm water management system issues on the timing of our future development is uncertain.

The Market Common:
For the three and nine months ended September 30, 2017 and 2016, we closed on sales of real estate at The Market Common as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	8	$400,000	10	$450,000	30	$1,380,000	32	$1,500,000
Multi-family lots	7	180,000	—	—	15	380,000	10	250,000
Profit sharing agreements	N/A	200,000	N/A	500,000	N/A	950,000	N/A	1,150,000

As of October 24, 2017, we have entered into an agreement to sell 34 single family lots for $1,700,000 and 63 multi-family lots for $850,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project. We sold 21 and 53 single family homes for $6,900,000 and $18,550,000 during the three and nine months ended September 30, 2017, respectively. Cost of sales of real estate was $7,100,000 and $18,400,000 during the three and nine months ended September 30, 2017, respectively. The pre-tax loss for the three months ended September 30, 2017 is due to an increase in home building costs of approximately $100,000 on homes closed and includes a reserve for a potential loss of $100,000 that was recorded related to home sales under contract which are expected to close during the fourth quarter of 2017 and 2018. During the nine months ended September 30, 2016, we received $1,300,000 from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390.

As of October 24, 2017, we have entered into agreements to sell 26 single family homes at the SweetBay project under the local builder agreement for aggregate cash proceeds of $8,500,000 which are expected to close in the fourth quarter of 2017 and the first half of 2018.

11. Real Estate Acquisitions

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase was contingent upon approval of the 67 lot entitlement by the City of Virginia Beach. We have terminated the transaction, and the refundable deposit was returned to us in August 2017.

In 2016, Pacific Gas & Electric ("PG&E"), an affiliate of the lessor of the Pacho Property in which we have a leasehold interest, began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time. The lessor has stated that it will not make any commitments on the disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. The time frame for completion of the review and approval of the decommissioning plan is uncertain. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $17,750,000 as of September 30, 2017. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

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

As of September 30, 2017, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$49,500,000
San Elijo Hills project	1,550,000
Ashville Park project	800,000

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

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At September 30, 2017, $1,400,000 was in the escrow account and is classified as restricted cash.

A former subsidiary of Leucadia was the primary obligor under certain lease obligations to BRP Holding. In connection with Leucadia's earlier sale of that subsidiary to a third party, Leucadia assumed its lease obligations through another of its subsidiaries at that time, BRP Leasing. When HomeFed purchased BRP Leasing, we agreed to indemnify Leucadia for these obligations. The primary lease expires in 2018 and the aggregate amount of rental obligations was approximately $8,200,000 as of September 30, 2017, plus approximately $4,500,000 of projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2013, we completed environmental remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay in February 2013, and received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.

In 2014, Otay and Flat Rock commenced a lawsuit in California Superior Court seeking compensation from the parties who they believed were responsible for the contamination of the property. In February 2015, the trial court denied us any recovery and entered judgment in favor of the defendants as to all causes of action. In post-trial proceedings, the defendants sought, and the trial court allowed, reimbursement for court costs, of $350,000. Although our appeal of the judgment stayed the defendants’ right to collect court costs pending resolution of the appeal, we accrued $350,000 during the first quarter of 2016 as we believed at the time that such loss was probable and reasonably estimable. The defendants also sought, but were denied, recovery of attorney’s fees in the amount of approximately $13,500,000, which the defendants appealed.

On September 26, 2017, the Fourth District Court of Appeals (the “Appellate Court”) affirmed in part and reversed in part the judgment and remanded the matter to the trial court for further proceedings. The Appellate Court determined that Otay and Flat Rock were the prevailing parties and awarded their costs on appeal, the $350,000 cost award in favor of the defendants was reversed by operation of law, and the defendants’ appeal of the trial court’s denial of the defendants’ claim for attorneys’ fees was dismissed as being moot. The defendants’ requests for rehearing with the Appellate Court were summarily denied.

The decision of the Appellate Court became final on October 27, 2017. The defendants have until November 6, 2017 to file a petition for review with the California Supreme Court, which must be acted upon by the California Supreme Court within sixty (60) days (January 5, 2018). We believe it is unlikely the Supreme Court will grant review of the decision, and that the matter will be remanded to the Superior Court for further proceedings consistent with the Appellate Court’s decision. We have not reversed the accrual of the cost award. No assurances can be given as to the ultimate outcome of this matter.

13. Share-Based Compensation

1999 Stock Incentive Plan:
On August 4, 2017, options to purchase an aggregate of 7,000 shares of Common Stock were granted to the members of the Board of Directors and 136,500 shares of Common Stock were granted to employees under our 1999 Stock Incentive Plan at an exercise price of $44.00 per share, the market price per share on the grant date. Options granted become exercisable in four equal instalments starting one year from date of grant and must be exercised within five years from date of grant and will be expensed equally over the four year vesting period. As of September 30, 2017, 255,400 shares are available under the 1999 Stock Incentive Plan.

2017 RSU Plan:
On August 4, 2017, the Board of Directors adopted an RSU Opportunity Plan (the “2017 RSU Plan”) under which 66,000 shares of Common Stock are authorized for issuance to our executive officers. The restricted stock units (“RSUs”) may be granted at the end of the performance period based on the degree to which performance criteria has been satisfied at the sole discretion of the Board of Directors. The performance period ends on December 31, 2019, and awards will be issued no later than April 1, 2020.

2014 RSU Plan:

On August 13, 2014, the Board of Directors adopted an RSU Opportunity Plan (the "2014 RSU Plan”) under which 100,000 shares of Common Stock are authorized for issuance under the 2014 RSU Plan to our executive officers. Participants were eligible for RSU awards based on satisfaction of performance criteria established by the Board of Directors in 2014. The performance period under the 2014 RSU Plan ended on December 31, 2016. The Board of Directors evaluated the participants' performance against the performance criteria and awarded an aggregate of 75,000 RSUs to the participants on March 15, 2017. Fifty percent of the RSU award under the 2014 RSU Plan will vest on December 31, 2017, and the remaining fifty percent will vest on December 31, 2018, provided that the executive officer has been continuously employed by the Company through the applicable vesting date.

The 2014 RSU grant consists of two settlement features: (1) 45,000 RSUs will be settled through the issuance of shares of Common Stock within 30 days of each vesting date; this component is classified as an equity award. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. Stock compensation expense for this component of the award was $300,000 and $700,000, respectively, for the three and nine months ended September 30, 2017. (2) 30,000 RSUs will be settled in cash based on the average closing price over a period of ten trading days immediately preceding the date of declaration which must occur within thirty days of the respective vesting date. This component is classified as a liability award, which requires us to measure the fair value of the award at the end of each reporting period. Using a fair value approach, stock compensation expense for this component of the award was $200,000 and $400,000, respectively, for the three and nine months ended September 30, 2017.

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

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

Certain information concerning our segments for the three and nine months ended September 30, 2017 and 2016 is presented in the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Real estate	$14,011	$8,760	$61,659	$55,818
Farming	3,411	4,427	3,411	4,427
Corporate	3	3	9	9
Total consolidated revenues	$17,425	$13,190	$65,079	$60,254

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$2,113	$955	$10,938	$11,213
Farming	2,100	3,166	(59)	1,050
Corporate	(3,123)	(2,547)	(8,436)	(6,944)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$1,090	$1,574	$2,443	$5,319

Depreciation and amortization expenses:
Real estate	$817	$858	$2,488	$2,695
Farming	95	71	247	189
Corporate	15	12	44	35
Total consolidated depreciation and amortization expenses	$927	$941	$2,779	$2,919

Identifiable assets employed:		September 30, 2017	December 31, 2016
Real estate		$528,615	$516,260
Farming		13,442	13,468
Corporate		52,382	52,604
Total consolidated assets		$594,439	$582,332

15. Subsequent events

During the third quarter of 2017, dividends of $13,000,000 were declared by our subsidiary that owns the San Elijo Hills project, of which $1,950,000 related to the noncontrolling interest. The dividends were paid during the fourth quarter of 2017. The dividends that will be retained by us will not increase the amount of consolidated liquidity reflected on our consolidated balance sheet; however, they will increase the liquidity of the parent Company.

In October 2017, we extended our 10,515 square feet lease at the Carlsbad, CA office through October 31, 2023.

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

Certain information concerning our segments for the three and nine months ended September 30, 2017 and 2016 is presented in the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Real estate	$14,011	$8,760	$61,659	$55,818
Farming	3,411	4,427	3,411	4,427
Corporate	3	3	9	9
Total consolidated revenues	$17,425	$13,190	$65,079	$60,254

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$2,113	$955	$10,938	$11,213
Farming	2,100	3,166	(59)	1,050
Corporate	(3,123)	(2,547)	(8,436)	(6,944)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$1,090	$1,574	$2,443	$5,319

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

The grand opening occurred in June 2017. As of October 24, 2017, 224 homes have been released for sale and 165 homes are under contract with closings expected to begin in the fourth quarter of 2017.

There were no sales of real estate at the Otay Land project during the three months ended September 30, 2017 and 2016 and no sales of real estate during the nine months ended September 30, 2017. As discussed above in Notes 3 and 10, revenues include $30,000,000 for the land sold to the Village III Master during the nine months ended September 30, 2016. Cost of sales was $22,800,000 for the nine months ended September 30, 2016.

General and administrative expenses increased by $150,000 and $900,000, respectively, for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 which includes a $200,000 and $1,000,000 increase in marketing expenses, respectively, related to the initial launch of the Village of Escaya. For the three and nine months 2017 periods versus the three and nine months 2016 period, legal expenses declined by $50,000 and $100,000, respectively, due to decreased legal fees related to the Flat Rock litigation (see Note 12 for more information).

Interest and other income decreased by $1,000,000 during the nine month 2017 period versus the nine month 2016 period due to the recovery of $1,000,000 in 2016 from the judgment against certain defendants in the Flat Rock litigation.

San Elijo Hills Project:

We own 85% of and serve as the development manager for San Elijo Hills, a master-planned community in San Diego County, California, consisting of about 3,500 homes and apartments and a commercial and residential Towncenter.

The Towncenter consists of three phases. The first and second phases, which include a total of 48,800 square feet of commercial space and 12 multi-family units, were sold for $5,800,000 to a local developer during the nine months ended September 30, 2017. Revenue of $5,800,000 was recognized at the time of sale, and cost of sales aggregated $4,700,000. The third phase of the Towncenter is a 2.5 acre parcel of land that is under contract with a local developer for a cash payment of $600,000 plus $100,000 per multi-family unit that the buyer is able to entitle, currently anticipated to be 12 multi-family units. We received a $230,000 non-refundable deposit during the third quarter of 2017 which will be applied to the sales price at time of closing. Closing of the third phase is subject to entitlement approvals and is anticipated to close in the fourth quarter of 2017.

Through September 30, 2017, we have sold 3,400 of the total of 3,463 single family lots and multi-family units, and have an agreement in place with a homebuilder to construct and sell on our behalf, for a fee, homes on the remaining 49 single family lots. For the nine months ended September 30, 2017, we sold 9 of 58 homes under the agreement with a local San Diego luxury homebuilder for $13,100,000. At time of closing, we recognized real estate revenues of $13,000,000 and cost of sales of $12,200,000 for nine months ended September 30, 2017.

As of October 24, 2017, we have entered into agreements to sell 15 single family homes at the San Elijo Hills project under these agreements for aggregate cash proceeds of $21,500,000, which we expect to close during the fourth quarter of 2017 and the first half of 2018.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  For the three months ended September 30, 2017 and 2016, revenues include amounts that were deferred from lot sales in prior periods of $250,000 and $75,000, respectively. For the nine months ended September 30, 2017 and 2016, revenues include amounts that were previously deferred of $3,050,000 and $775,000, respectively.

Cost of sales of real estate related to the recognized deferred revenue for the three months ended September 30, 2017 and 2016 was $50,000 and $35,000, respectively, and cost of sales of real estate for the nine months ended September 30, 2017 and 2016 was $1,650,000 and $360,000, respectively. Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

We recorded co-op marketing and advertising fee revenue of approximately $150,000 and $130,000 for the three months ended September 30, 2017 and 2016, respectively, and $300,000 for the nine months ended September 30, 2017 and 2016. We record these fees pursuant to contractual agreements, which are generally recorded when builders sell homes, and the fees are based upon a fixed percentage of the homes’ selling price.

Depreciation and amortization expenses decreased by $50,000 for the nine month 2017 period versus the same period in 2016 primarily due to the sale of phase one and two of the Towncenter during the first quarter of 2017.

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

There were no sales at the Ashville Park project during the three and nine months ended September 30, 2017 and during the three months ended September 30, 2016. During the nine months ended September 30, 2016, we sold the former visitor center for net cash proceeds of $550,000 which generated a gross profit of $250,000.

Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts that were not significant for the three and nine months ended September 30, 2017, and $100,000 and $450,000 for the three and nine months ended September 30, 2016, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $10,000 and $60,000 for the three months ended September 30, 2017 and 2016, respectively, and $100,000 and $200,000 for the nine months ended September 30, 2017 and 2016, respectively.  We record these fees pursuant to contractual agreements, which are generally recorded when builders sell the homes as the fees are based upon a fixed percentage of the homes’ selling price.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $40,000 and $35,000 for the three months ended September 30, 2017 and 2016, respectively, and $100,000 and $145,000 for the nine months ended September 30, 2017 and 2016, respectively.

Cost of sales of real estate was not significant for the three and nine ended September 30, 2017. Cost of sales of real estate was not significant during the three months ended September 30, 2016 and $450,000 for the nine months ended September 30, 2016. Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

The Market Common:

The Market Common is a 114 acre mixed-use retail, office and residential lifestyle center, including adjacent land for future commercial and residential development. It includes retail and office space, as well as long term apartments, of which is about 96% leased.

For the three and nine months September 30, 2017 and 2016, the rental activity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Rental income	$2,500,000	$2,600,000	$8,200,000	$7,650,000
Amortization of lease intangibles included in rental income	(100,000)	(100,000)	(300,000)	(250,000)
Adjustment for straight-line rental income	(40,000)	(50,000)	(100,000)	(50,000)

Rental operating expenses	$1,350,000	$1,300,000	$3,600,000	$3,950,000

Rental income for the nine months period ended September 30, 2017 includes $400,000 pursuant to the termination of the lease with Piggly Wiggly in June 2017.

For the three and nine months ended September 30, 2017 and 2016, we have closed on sales of real estate as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	8	$400,000	10	$450,000	30	$1,380,000	32	$1,500,000
Multi-family lots	7	180,000	—	—	15	380,000	10	250,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $200,000 and $500,000 for the three months ended September 30, 2017 and 2016, respectively, and $950,000 and $1,150,000 for the nine months ended September 30, 2017 and 2016, respectively.

General and administrative expenses decreased by $50,000 and $200,000 for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to the reversal of certain fees previously accrued regarding an uncertain tax liability that was successfully resolved during 2017. Legal expenses also decreased by $50,000 for the nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to lower activity at the project.

Depreciation and amortization expenses decreased by $150,000 for the nine month 2017 period versus the same period in 2016 primarily due to a runoff of certain depreciable and amortizable assets over the course of 2016.

SweetBay project:

The SweetBay project is a 700 acre mixed use master planned community located in Panama City, Florida. The project is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, and a marina with up to 117 wet slips and 240 dry docks. Development continues in the initial portion of Phase 1 of the community consisting of 127 single family homes, which are currently being built for us by a local homebuilder, for a fee, with nine model homes and the welcome center which are opened. Development has begun in the second portion of Phase 1 consisting of 56 single family homes, a community pool and a neighborhood park.

We sold 21 and 53 single family homes for $6,900,000 and $18,550,000, respectively, during the three and nine months ended September 30, 2017. Cost of sales of real estate was $7,100,000 and $18,400,000, respectively, for the three and nine months ended September 30, 2017. The pre-tax loss for the three months ended September 30, 2017 is due to an increase in home building costs of approximately $100,000 on homes closed and includes a reserve for a potential loss of $100,000 that was recorded related to home sales under contract which are expected to close during the fourth quarter of 2017 and 2018. During the nine months ended September 30, 2016, we received and recognized $1,300,000 as sales of real estate from the Florida Department of Transportation for the purchase of approximately seven acres of land at the SweetBay project to be used for the expansion of State Road 390. Cost of sales related to this transaction was $70,000. This sale was a unique transaction in that we sold unimproved land.

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

In 2016, PG&E began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time. The lessor has recently stated that it will not make any commitments on the disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. The time frame for completion of the review and approval of the decommissioning plan is uncertain. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $17,750,000 as of September 30, 2017. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

General administration expenses decreased by $50,000 and $100,000, respectively, for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due to decreased legal fees.

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
For the three and nine months ended September 30, 2017 and 2016, the rental activity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Rental income	$3,250,000	$3,000,000	$9,600,000	$9,250,000
Amortization of lease intangibles included in rental income	450,000	400,000	1,250,000	1,200,000
Adjustment for straight-line rental income	100,000	(20,000)	300,000	(60,000)

Rental operating expenses	$3,050,000	$3,000,000	$9,000,000	$8,900,000

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

Farming revenues decreased by $1,000,000 for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 as a result of the weather event in June 2017. However, we have filed a claim under our crop insurance policy for damages incurred but we are uncertain how much will be ultimately received. We experienced our first almond harvest, and sales commenced during the third quarter of 2017. Revenues from almonds will be immaterial for 2017 but we anticipate a larger almond yield from the 2018 harvest.

Depreciation and amortization expenses increased by $50,000 for the nine month 2017 period versus the same period in 2016 primarily due to the acquisition of farming equipment related to the almond orchard during 2017.

Corporate

General and administrative expenses increased by $700,000 during the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to an increase in stock compensation and a loss on extinguishment of debt.  Stock compensation increased by $550,000 related to the grant of RSUs to executive officers in March 2017 and the employee stock option grant on August 4, 2017 (see Note 13 for more information). When we extinguished the Notes during September 2017, a portion of the capitalized issuance costs of approximately $350,000 were immediately expensed as a loss on extinguishment of debt. Professional fees declined by $200,000 due to decreased business activity pursuing new deals during the three month 2017 period versus the three month 2016 period.

General and administrative expenses increased by $1,500,000 during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to an increase in stock compensation, a loss on extinguishment of debt and salaries expenses. Stock compensation increased by $1,150,000 related to the grant of RSUs to executive officers in March 2017 and the employee stock option grant on August 4, 2017 (see Note 13 for more information). Upon extinguishing the 6.5% Senior Notes due 2018 during September 2017, a portion of the capitalized issuance costs of approximately $350,000 were immediately expensed as a loss on extinguishment of debt. Compensation and benefits increased by $150,000 due to higher headcount and estimated bonus expense. Professional fees declined by $150,000 due to decreased business activity pursuing new deals during the nine month 2017 period versus the nine month 2016 period.

During the nine months ended September 30, 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, we recognized an income tax benefit of $13,200,000 in our consolidated results of operations. During the second quarter of 2016, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset. As a result, $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during the nine months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, our provision for income taxes was $600,000 and $350,000, respectively, and for the nine months ended September 30, 2017 and 2016, our benefit for income taxes was $12,000,000 and $30,150,000, respectively.

Liquidity and Capital Resources

Net cash of $8,150,000 was used for operating activities during the nine months ended September 30, 2017. For the nine months ended September 30, 2017, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties; however, this decrease in cash was partially offset by cash generated primarily from sales at the San Elijo Hills and SweetBay projects. For the nine months ended September 30, 2016, cash was provided by the sale of real estate at the Otay Land project in the amount of $30,000,000. For the nine months ended September 30, 2016, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties including the improvement of the almond orchard.

Net cash of $5,700,000 was used for investing activities during the nine months 2017 period consisting of a $25,700,000 equity investment in the Builder LLCs in order to fund the infrastructure improvements at the Village of Escaya community partially offset by a $20,000,000 capital distribution from the Builder LLCs as a credit for the infrastructure improvements at the Village of Escaya community. Net cash of $10,250,000 was used for investing activities during the nine months 2016 period consisting of a $3,250,000 equity investment in BRP Hotel for the funding of the hotel renovation and a $7,000,000 equity investment in Village III Master in order to fund the project for the infrastructure improvements.

Net cash of $3,900,000 was used for financing activities related to the net cash outflow impact from issuing and extinguishing debt of $3,150,000 and payment of debt issuance costs of $800,000 related to the Notes, the New Notes and EB-5 Program during the nine months ended September 30, 2017. Net cash of $4,100,000 was used for financing activities during the nine months 2016 period related to the $3,300,000 distribution to a non-controlling interest related to the San Elijo Hills project, the repurchase of $1,250,000 of debt through asset sale offers and the payment of debt issuance costs of $600,000. During the nine months ended September 30, 2016, we received $1,000,000 from the exercise of options to purchase shares of our Common Stock.

Our principal sources of funds are cash and cash equivalents, proceeds from the sale of real estate, proceeds from sales of bulk grapes and almonds, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from subsidiaries, interest income, distributions from equity method investments, Rampage property’s lines of credit, proceeds from the issuance of the Notes and New Notes (as described below) and financing from the EB-5 Program (see below for more information).

On June 30, 2015, we issued $125,000,000 principal amount of 6.5% Senior Notes due 2018 (the “Old Notes”) in a private placement. The Old Notes were fully and unconditionally guaranteed by our wholly-owned domestic subsidiaries and any of our future domestic wholly-owned subsidiaries, and matured on June 30, 2018. The Old Notes were senior unsecured obligations and the guarantees are the senior unsecured obligations of the Guarantors.

In addition, we were required to use the net proceeds of certain asset sales to offer to purchase the Old Notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest as of the date fixed for the closing of such asset sale offer. Accordingly, we made the following repurchases:

Date of Repurchase	Principal Repurchased	Approximate Interest Payment Associated with Repurchase

December 15, 2016	$4,162,000	$120,000

November 15, 2016	$9,176,000	$220,000

September 27, 2016	$625,000	$10,000

January 28, 2016	$618,000	$3,000

October 20, 2015	$7,274,000	$146,000

On September 27, 2017, we and certain of our domestic wholly-owned subsidiaries as guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which we agreed to issue to the Purchasers an aggregate of $75,000,000 of 6.5% Senior Notes due 2019 (the “New Notes”) in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the New Notes was 100% of the principal amount. Pursuant to the Placement Agency Agreement, Jefferies LLC (“Jefferies”), a wholly-owned subsidiary of Leucadia, received a fee of $100,000 for acting as the placement agent and the closing agent.

On September 28, 2017, we used proceeds of the New Notes, as described below, together with cash on hand, to redeem all of the outstanding Old Notes. After considering the repurchases and redemption, there is no remaining principal due under the Notes as of September 30, 2017. In connection with the extinguishment of the Notes, issuance costs of approximately $350,000 were recorded as an expense.

The New Notes were issued on September 28, 2017 (“Issue Date”), pursuant to an indenture among us, the Guarantors and Wilmington Trust, N.A., as trustee (“Indenture”), containing such terms as set forth below. The New Notes mature on October 1, 2019 and are fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture. Interest on the Notes accrues at a rate of 6.50% per annum and is payable semi-annually in arrears on April 1 and October 1, commencing April 1, 2018. The New Notes are senior unsecured obligations of the Company and the guarantees are the senior unsecured obligations of the Guarantors.

At September 30, 2017, the New Notes had a $75,000,000 principal amount outstanding, and there was no principal amount outstanding on the Old Notes.

We may not redeem or repurchase the New Notes prior to April 1, 2018 after which time, we may redeem the New Notes, in whole or in part, at any time or in part from time to time at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

Upon the occurrence of a Change of Control (as defined in the Indenture) after the Issue Date, to the extent the New Notes were not otherwise redeemed, we must make an offer to purchase all of the outstanding New Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, in each case, as provided in, and subject to the terms of, the Indenture. Pursuant to the Indenture, we will use the net proceeds of certain asset sales to offer to purchase the New Notes at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility, another $70,000,000 of indebtedness collateralized by our other assets, and up to $65,000,000 under a construction loan secured by our Village of Escaya mixed use apartment project), issue shares of disqualified or preferred stock, pay dividends on equity, buy back our common shares outside of existing stock compensation plan arrangements, or consummate certain asset sales or affiliate transactions. The Indenture also permits certain financing transactions in connection with the EB-5 Program, as defined below, for the project involving infrastructure improvements at the Village of Escaya subject to certain restrictions and limitation as set forth in the Indenture. Additionally, certain customary events of default may result in an acceleration of the maturity of the New Notes.

We expect that our cash and cash equivalents, together with the other sources described above, will be sufficient for both our short and long term liquidity needs. We also have the flexibility to refinance a portion of our long term debt if we choose to conserve cash for future business opportunities. Residential sales at the Otay Land, San Elijo Hills, Ashville Park, The Market Common and the SweetBay projects are expected to be a source of funds to us in the future; however, except as otherwise disclosed, the amount and timing is uncertain. We are not relying on receipt of funds from our other projects for the short and intermediate term, since the timing of development activity and sales of developable and undevelopable property cannot be predicted with any certainty. Except as disclosed herein, we are not committed to acquire any new real estate projects, but we believe we have sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

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

EB-5 Program:
We intend to fund our Village of Escaya project (“Village 3”or the “Project”) in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services ("USCIS") pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Geographic areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on December 8, 2017 but is expected to be extended. Various reforms and bills have been proposed and will be considered by Congress in the coming months.

In February 2017, we formed Otay Village III Lender, LLC, which is intended to serve as a new commercial enterprise (“NCE”) under the EB-5 Program. The NCE is managed by Otay Village III Manager, LLC, a wholly owned subsidiary of HomeFed. The NCE is seeking to raise up to $125,000,000 by offering up to 250 units in the NCE to qualified accredited EB-5 investors for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 Program rules. The proceeds of the offering will be used to repay any outstanding bridge loan provided by HomeFed to its wholly owned subsidiary HomeFed Village III LLC, a job creating entity under the EB-5 Program, and to fund infrastructure costs related to the development of Village 3.

The NCE has offered the units to investors primarily located in China, Vietnam, and South Korea either directly or through relationships with agents qualified in their respective countries, in which case the NCE will pay an agent fee. Once an investor’s subscription and funds are accepted by the NCE, the investor must file an I-526 petition with the USCIS seeking approval of the investment’s suitability under the EB-5 Program requirements and the investor’s suitability and source of funds. All investments are held in an escrow account and will not be released until the investor files their I-526 petition with the USCIS and we have identified and provided collateral to secure the amount of the funds drawn from escrow. The Village 3 project must be approved by the USCIS under the EB-5 Program rules. Prior to approval by the USCIS, funds may be drawn from the escrow account with a HomeFed guarantee that funds will be returned in the event the Village 3 project is not approved. On September 18, 2017, $25,000,000 was drawn from escrow related to EB-5 financing to fund infrastructure costs related to the development of the Project. The drawn funds are guaranteed by us until the project is approved by the USCIS and is collateralized by certain Otay Village property. The loan term is five years with two one-year options to extend by us. The effective interest rate is approximately 3.5%.

As of October 24, 2017, we have $24,900,000 in escrow which is subject to approval by the USCIS and cannot be drawn until certain provisions (such as filing of Investor I-526, investor suitability and source of funds) are satisfied.

San Elijo Hills Project:
The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. During the nine months ended September 30, 2017, the 48,800 square feet of commercial space in phases one and two of the Towncenter and the 12 multi-family units in phase two were sold to a local developer for a cash payment of $5,800,000.

The third phase remains to be sold at the Towncenter which is a 2.5 acre parcel of land, formerly designated as a church site, and it is under contract with a local developer for a cash payment of $600,000 plus $100,000 per multi-family unit that the buyer is able to entitle, currently anticipated to be 12 multi-family units. Closing of the third phase of the Towncenter is subject to entitlement approvals by the City of San Marcos, and anticipated in the fourth quarter of 2017.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities. This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. During the nine months ended September 30, 2017, we sold nine of these homes for $13,100,000.

As of October 24, 2017, we have entered into agreements to sell 15 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $21,500,000. These home closings are anticipated to occur during the fourth quarter of 2017 and the first half of 2018.

As of September 30, 2017, the remaining land at the San Elijo Hills project to be sold or leased consists of 63 dwelling units (combined single and multi-family lots).

During the third quarter of 2017, dividends of $13,000,000 were declared by our subsidiary that owns the San Elijo Hills project, of which $1,950,000 related to the noncontrolling interest. The dividends were paid during the fourth quarter of 2017. The dividends retained by us did not increase the amount of consolidated liquidity reflected on our consolidated balance sheet; however, they did increase the liquidity of the parent Company.

Ashville Park Project:
There were no sales at the Ashville Park project during the three and nine months ended September 30, 2017 and during the three months ended September 30, 2016. During the nine months ended September 30, 2016, we sold the former visitor center for net cash proceeds of $550,000 which generated a gross profit of $250,000.

During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase was contingent upon approval of the 67 lot entitlement into our project by the City of Virginia Beach. We have terminated the transaction, and the refundable deposit was returned to us in August 2017.

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three and nine months ended September 30, 2017 and 2016 is comprised of the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	8	$400,000	10	$450,000	30	$1,380,000	32	$1,500,000
Multi-family lots	7	180,000	—	—	15	380,000	10	250,000
Profit sharing agreements	N/A	200,000	N/A	500,000	N/A	950,000	N/A	1,150,000

As of October 24, 2017, we have entered into an agreement to sell 34 single family lots for $1,700,000 and 63 multi-family lots for $850,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

We have placed $1,250,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at September 30, 2017.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project. We sold 21 and 53 single family homes for $6,900,000 and $18,550,000 during the three and nine months ended September 30, 2017, respectively. As of October 24, 2017, we have entered into agreements to sell 26 single family homes at the SweetBay project under the local builder agreement for aggregate cash proceeds of $8,500,000 which are expected to close during the fourth quarter of 2017 and the first half of 2018.

Other projects:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  There is also a $3,000,000 operational line of credit available that is secured by the Rampage property’s crops and matures on January 1, 2018.  As of September 30, 2017, no amounts have been drawn under either line of credit.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At September 30, 2017, $1,400,000 was in the escrow account and is reflected as restricted cash.

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

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills, Ashville Park, SweetBay projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of September 30, 2017, $1,450,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

As of September 30, 2017, we had consolidated cash and cash equivalents aggregating $35,400,000.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2017.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a detailed discussion of the Risk Factors applicable to us. The following are updates to our risk factors since December 31, 2016:

Cancellation of the EB-5 Program, significant changes in the program guidelines, or the inability to successfully raise capital under the program may adversely affect our ability to complete capital improvements at our projects and could adversely impact our operations. The current EB-5 Program expires on December 8, 2017 but is expected to be extended. Though the program has been regularly extended since inception, there is no guarantee that it will be approved for future extensions. In addition, the program guidelines may change which may adversely impact our ability to raise capital under the program. We intend to fund our Otay Ranch Village 3 project in part by raising funds under the program. Delay in extension of the program or changes in the program guidelines may adversely impact our ability to fund the improvements necessary to complete the project.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended September 30, 2017:

	(a) Total number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	1,968	$45.50	—	104,591
August 1, 2017 to August 31, 2017	—	$—	—	104,591
September 1, 2017 to September 30, 2017	—	$—	—	104,591
Total	1,968		—

(1) Includes an aggregate 1,968 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to fund the exercise of stock options.

(2) In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of common stock.

Item 6.             Exhibits.

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture, dated September 28, 2017, among the Company, the Guarantors party thereto from time to time and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 2, 2017).

10.1
Placement Agency Agreement, dated September 27, 2017, among the Company, the Guarantors and Jefferies (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 2, 2017).

10.2
Form of Non-Affiliate Note Purchase Agreement, dated September 27, 2017, among the Company, the Guarantors and the Non-Affiliate Investors (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 2, 2017).

10.3
Form of Affiliate Note Purchase Agreement, dated September 27, 2017, among the Company, the Guarantors and the Affiliate Investors (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 2, 2017).

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: November 3, 2017	By:	/s/ Erin N. Ruhe
Erin N. Ruhe
Vice President, Treasurer and Controller
(Principal Accounting Officer)