Form 10-K
period 2017-12-31
HOMEFED CORP
filed 2018-03-05
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ x ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based on the average bid and asked prices of the Registrant’s Common Stock as published by the OTC Bulletin Board Service as of June 30, 2017, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $172,176,000 on that date.

As of February 8, 2018, there were 15,474,032 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE
LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 50.

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
Strategic Priorities

In 2018, our primary strategic priority is to optimize our asset in the Otay Ranch area by focusing on expediting development and maximizing revenue over the coming years.  In addition, we intend to continue to focus on lot and home sales to maximize our revenue at our San Elijo Hills, Ashville Park, Market Common and SweetBay projects.  We also plan to strategically develop land and continue the entitlement process where these activities are ongoing. We own a portfolio of diverse assets and continue to focus on improving cash flow and value creation at Brooklyn Renaissance Plaza and our other properties held for investment purposes.

Company Information

At December 31, 2017, we and our consolidated subsidiaries had 35 full-time employees.  We incorporated in 1988, and our executive office is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  Our primary telephone number is (760) 918-8200 and our website address is www.homefedcorporation.com.

As used herein, the term “Company”, “HomeFed”, “we”, “us”, “our” or similar expressions refer to HomeFed Corporation, and our subsidiaries, except as the context otherwise may require.

Recent Transactions

During 2015, we completed the acquisition of approximately 1,600 acres in the Otay Ranch area of San Diego County, California for a cash purchase price of $150,000,000.  This purchased land is contiguous with the 2,800 acres in the Otay Ranch area that we already own.  The purchase was funded from working capital and cash proceeds of $125,000,000 from a private sale of our 6.5% Senior Notes due 2018 (the "Old Notes").

In September 2017, the Old Notes were fully redeemed using cash on hand and proceeds of $75,000,000 from the issuance of the 6.5% Senior Notes due October 1, 2019 (the "New Notes").

Our Businesses

We operate in three reportable segments—real estate, farming and corporate.  Our real estate operations, which represent the majority of our operations, consist of a variety of residential and commercial land development projects and other unimproved land, all in various stages of development, and retail and office operating properties.  Real estate also includes our equity method investments in BRP Holding, BRP Hotel and three limited liability companies (each, a "Builder LLC") which own and develop at the Village of Escaya within the Otay Land project.  Farming operations consist of the Rampage property, a project with which we are conducting farming activities.  The Rampage property was sold in January 2018 (see Note 17 for more information). Farming will no longer be presented as a segment beginning in the first quarter of 2018. Corporate primarily consists of interest income and overhead expenses.

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

The following table summarizes the stages of development of our properties:

Otay Land

Otay Ranch is a master-planned community comprised of 22,900 acres in south San Diego County, California. The General Development Plan (“GDP”), a joint effort between the City of Chula Vista and the County of San Diego, establishes land use goals, objectives and policies within the area, and contemplates home sites, a golf-oriented resort and residential community, commercial retail centers, a university site and a network of infrastructure, including roads and highways, a public transportation system, park systems and schools.  Any development within the Otay Ranch master-planned community must be consistent with the GDP. Although there is no specified time within which implementation of the GDP must be completed, it is expected that full development of the larger planning area will take years.
We have owned land in Otay Ranch since our initial purchase in 1998, but recent transactions have significantly increased our holdings. In March 2015, we acquired approximately 64 acres for a cash purchase price of $3,750,000, which added 26 acres for industrial development and entitlements for 62 single family homes.  In July 2015, we acquired approximately 1,600 acres for a cash purchase price of $150,000,000. These 1,600 acres are contiguous with the land we already owned and are entitled for approximately 2,640 single family lots, 4,300 multi-family residential units and 40,000 square feet of commercial space. These acres also include approximately 30 acres of land designated for industrial and office space development and 700 acres of land designated for open space and preserve.  The purchase was funded in part by our working capital and in part by the proceeds of a $125,000,000 private offering, sale and issuance of the 6.5% Senior Notes.
As a result of these transactions, we own approximately 4,450 acres of land within the Otay Ranch community as of December 31, 2016.  Approximately 2,800 acres are designated as various qualities of non-developable open space mitigation land.  Under the GDP, 1.188 acres of open space mitigation land from within the Otay Ranch area must be dedicated to the government for each 1.0 acre of land that is developed. We have more mitigation land than we need to develop our property at this project. This land could have value to other developers within the larger Otay Ranch development area or elsewhere, should such developers need to acquire additional mitigation land for their projects. We refer to all of our acreage as our "Otay Land" project, which is currently approved for approximately 13,050 residential units and 1.85 million square feet of commercial space.
The Otay Land project is in the early stages of development and additional permits are in process. The development of the overall project is likely to take years and will occur in phases, or by village, as the GDP refers to them. Development began in the first of five villages (village three, now known as the "Village of Escaya" (as further described below)) in early 2016.  We negotiated contracts with three homebuilders for approximately 948 homes within the Village of Escaya, and are working with the local school districts regarding their school site needs given the future growth throughout the development project.  The grand opening occurred in June 2017 and home sales began in January 2018.

In December 2017, we entered into an agreement with a San Diego-based contractor to build the town center portion of the Village of Escaya project, known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments and approximately 20,000 square feet of retail space. The contractor will also build a 10,000-square foot community facility building adjacent to the town center, which we anticipate will be used for a youth recreational and after school care facility. The construction commenced in January 2018 and is anticipated to be complete over a two-year period with the first apartments expected to be occupied in spring 2019. The improvements will be funded by proceeds from the sale of the Rampage property (described below) as part of a 1031 like-kind exchange, cash on hand, EB-5 financing and a new construction loan.

In April 2016, we formed a limited liability company, HomeFed Village III Master LLC, ("Village III Master") to own and develop an approximate 450-acre community in the Village of Escaya planned for 948 homes. We entered into an operating agreement with three home builders as members of Village III Master.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions.

In January 2017, we recorded the final map that subdivided the approximately 450-acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the community of Village of Escaya. We formed three limited liability companies (each, a "Builder LLC") to own and develop 948 homes within Village of Escaya and entered into individual operating agreements with each of the three builders as members of each Builder LLC. Upon admittance of the three builders into their respective Builder LLC, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation. On January 5, 2017, we made an aggregate capital contribution valued at $33,200,000 to the three Builder LLCs, representing land and completed improvement value. In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements made by the builders, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us.

During the course of development, we discovered the presence of underground perched groundwater that was impacted with certain petroleum byproducts while constructing the primary access road to the community. We are working with regulatory agencies to investigate the matter and develop mitigation measures, which we anticipate will be mitigated through the construction process. Further investigation disclosed that soil vapor in a portion of the Village of Escaya project where homes are to be constructed was impacted with methane and certain volatile organic compounds (collectively “compounds”). These types of compounds commonly exist in soil vapor and can be mitigated through the construction process. We are working with local authorities and have developed measures to fully mitigate the effect of the impacted soil vapors where they have been detected. The number of homes that will need mitigation is to be determined as further investigation is conducted while development progresses. We expect that costs associated with mitigation during the homebuilding process will be shared with the builders through our Builder LLCs. For additional information concerning governmental and environmental matters, see “Government Regulations: and “Environmental Compliance” below.

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC and any cost overruns as described below. We are responsible for the remaining cost of developing the community infrastructure, for which we have received credit to date as a capital contribution, with funding guaranteed by us under the respective operating agreements and for the marketing costs of the Village of Escaya. Credit for capital contributions related to our infrastructure improvements is limited to $78,600,000, and we are responsible for any costs in excess of this limit to complete the community infrastructure. The builders are responsible for the remaining construction and the sale of the 948 homes with funding guaranteed by their respective parent entities.

A map indicating the location of the Chula Vista General Plan area in San Diego County, California and a more detailed map showing general information about our land within that General Plan area can be found on our website at www.homefedcorporation.com. In addition, information about the Village of Escaya can be found at www.escayalife.com.

Brooklyn Renaissance Plaza

Brooklyn Renaissance Plaza is comprised of a 665 room hotel operated by Marriott, an approximate 850,000 square foot office building complex and an 888 space parking garage located in Brooklyn, New York.  We own a 25.80% equity interest in the hotel and a 61.25% equity interest in the office building and garage.

The office building and garage are owned in partnership with New York City-based Muss Development Corporation and the hotel is owned in partnership with Muss Development Corporation and Marriott.  Brooklyn Renaissance Plaza was originally built in 1998; an additional hotel tower was completed in 2005.  Tenants in the office building include, among others, the King’s County District Attorney’s Office, New York City Board of Education, the United States General Services Administration and the United Federation of Teachers.  Certain tenants were the original anchors of the building and their leases were used to secure construction financing for a significant portion of the office building in the form of self-amortizing New York City Industrial Revenue Bonds.  The leases that serve as collateral to the bondholders expire in 2018 at which time the bonds will be fully paid off. On February 28, 2018, BRP Holding satisfied, in full, the $8,750,000 principal balance of a portion of the self-amortizing New York City Industrial Revenue Bonds, with the proceeds of a new $198,350,000 fully amortizing 23-year structured lease-back financing. Approximately $157,250,000 of the proceeds was distributed to members of which we received $88,000,000.

Two of our larger tenants in Brooklyn Renaissance Plaza, who currently lease approximately 465,000 and 64,000 square feet have agreed to 10-year and 15-year lease renewals, respectively, which begin in 2018.  Base rent will be at a market rate that is comparable to similar buildings in the surrounding New York City metro area. We have also commenced negotiations with other tenants in the building that have leases ending in 2018.

In addition to its equity interest, Marriott manages the hotel for an annual fee subject to the achievement of certain performance thresholds. The hotel completed a major renovation of the restaurant, lobby, banquet facilities and rooms during the third quarter of 2016.  During the renovation process, revenues were adversely affected across all revenue categories.  Brooklyn Renaissance Hotel refinanced their mortgage during the fourth quarter of 2016 and used the proceeds to reimburse each partner for their respective contribution for the hotel renovation. In December 2016, we received $3,400,000 representing our portion of the contributions made for the hotel renovation.

BRP Leasing

BRP Leasing is the indirect obligor under a lease through October 2018 of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.  We expect that these subleases will provide positive annual cash flow, net of the underlying lease. We do not intend to extend the lease upon expiration in October 2018. BRP Holding will be responsible for negotiating and renewing leases with these tenants.

San Elijo Hills

San Elijo Hills is a master-planned community located in the City of San Marcos in San Diego County, California, consisting of approximately 3,500 homes and apartments, as well as a commercial and residential town center (the "Towncenter").  We own 85% of the project and since August 1998, we have been the development manager, with responsibility for the overall management of the project, including, among other things, preserving existing entitlements and obtaining any additional entitlements required for the project, arranging financing for the project, coordinating marketing and sales activity, and acting as the construction manager.  The development management agreement provides that we receive fees for the field overhead, management and marketing services we provide (“development management fees”), based on the revenues of the project.

As of December 31, 2017, we have sold 3,400 of the 3,463 combined single family lots and multi-family units.  We have also substantially completed development of the remaining residential single family lots at the San Elijo Hills project, the remaining lots are “premium” lots which are expected to command premium prices, but typically sell at a slower pace. During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, homes on the remaining 58 single family lots at the San Elijo Hills project. The model complex opened in December 2016 and, we sold nine of these homes for $13,100,000 during 2017.

The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. During 2017, the 48,800 square feet of commercial space in phases one and two of the Towncenter and the 12 multi-family units in phase two were sold to a local developer for a cash payment of $5,800,000.

The third phase of the Towncenter which is a 2.5-acre parcel of land formerly designated as a church site, remains to be sold, and it is under contract with a local developer for a cash payment of $1,600,000 subject to adjustments and entitlement approvals by the City of San Marcos. Closing of the third phase of the Towncenter is anticipated during the first quarter of 2018.

General information about the San Elijo Hills project can be found at www.sanelijohills.com.

Ashville Park

In February 2012, we acquired Ashville Park, a 450-acre master planned community located in Virginia Beach, Virginia, with 451 entitled single family lots, one of which is a visitor's center for $17,350,000.  The project is being developed in phases: the first phase is a development of 91 finished lots ("Village A"), and the second phase is a 164 lot development ("Village B").  The project also includes a junior Olympic size pool and a clubhouse that opened in 2016. As of December 31, 2017, all lots in Village A and Village B were sold.  During August 2015, we agreed to purchase 67 acres of land for $5,000,000 located adjacent to our Ashville Park project with the intention to entitle an additional 67 single family lots into the project.  We placed a $200,000 refundable deposit and submitted the plans to the City of Virginia Beach.  The purchase was contingent upon approval of the 67 lot entitlement into our project by the City of Virginia Beach. We have terminated the transaction, and the refundable deposit was returned to us in August 2017.

The entitlement effort to re-plan Villages C, D and E is currently impacted by a delay within the City of Virginia Beach. In 2014 and 2016, severe storm events caused regional flooding, and large portions of the City’s storm water management system did not perform as expected. In 2016, the City hired outside civil engineers to study the system and provide possible solutions. The study is now complete and reveals that significant improvements to the storm water management system within the City, including Ashville Park, are needed. We are continuing to work with the City toward a solution related to the City storm water management system issues and the impact on the timing of our future development is uncertain.

General information about the Ashville Park project can be found at www.ashvilleparkva.com.

Market Common

The Market Common is located in Myrtle Beach, South Carolina and was acquired in 2014 as part of our acquisition during 2014 of substantially all of the real estate properties, operations and investments of Leucadia National Corporation (“Leucadia”) and approximately $14,000,000 of cash (including cash acquired as part of working capital) in exchange for 7.5 million newly-issued unregistered shares of HomeFed common stock (the “Acquisition”). The project is a mixed-used retail, office and residential lifestyle center, including adjacent land for future commercial and residential development.  The 114 acre mixed-use development is part of a larger 3,900 acre redevelopment of the Myrtle Beach Air Force Base that was closed in 1993.  The Market Common includes a 346,580 square foot retail center, approximately 40,000 square feet of office space and 195 long term apartment units.  The retail and office space, which opened in 2008, are currently 95% leased.  The long-term apartments are approximately 95% leased.  Tenants in the retail center include: Barnes and Noble, PF Chang’s, Gordon Biersch, Anthropology, Chico’s, Pottery Barn, Victoria’s Secret and Grand 14 Cinema. Piggly Wiggly, a local supermarket, closed in the fourth quarter of 2016 due to economic hardship with several years remaining on its lease. We terminated the lease with Piggly Wiggly in July 2017 for a cash settlement of $400,000. In December 2017, we signed a lease with a new tenant which will operate an upscale entertainment facility, including bowling alleys with food and bar accommodations. The lease commences on the earlier of the tenant opening for business or September 1, 2018 with a 10-year lease term.

The balance of the residential land was entitled for up to 866 townhomes and 575 condominiums. Since 2008, several planning areas have been redesigned to include small single lot family homes into the master plan resulting in significantly less density.  A local homebuilder has purchased and built approximately 436 townhome and single family homes.  Final product design and density will likely change with market conditions.

General information about The Market Common can be found at www.marketcommonmb.com.

SweetBay Project

The SweetBay project ("SweetBay") is a 700-acre mixed use master planned community located in Panama City, Florida.  The project is a bay front planned community with over five miles of shoreline at the site of the former Panama City-Bay County International Airport.  SweetBay is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, a marina with approval for 117 wet slips and 240 dry docks, as well as an extensive trail system, neighborhood parks and the new site of University Park Charter Academy.  The school opened in 2012 in cooperation with Florida State University-Panama City and has relocated to the renovated former airport terminal building which currently provides space for 330 full-time K thru 5 students, eventually expanding to 536 students.  The enrollment of the school is oversubscribed; however future residents of SweetBay will have an enrollment preference for up to 50% of the available seats.  For the 2017-2018 school year, 36 student seats have been reserved for residents of SweetBay.  We may increase or decrease the number of reserved seats for SweetBay residents in an annual notice to the school prior to commencement of the following school year. The financial contribution for reserved student seats is an amount equal to the state funding per student as determined by the Bay County School District and the State of Florida.

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

Development has begun in the initial portion of the first phase of the community consisting of 183 single family homes, with 10 models, a welcome center, a community pool and a sport court. Since the opening in 2016, 84 single family homes have been sold as of December 31, 2017.

General information about the SweetBay project can be found at www.sweetbayfl.com.

Maine Project

Northeast Point is located on Isleboro Island and is an entitled 75-acre project subdivided into 12 oceanfront lots and one existing residence. Islesboro Island is a small island community that is accessed by ferry service from Lincolnville, Maine, just north of Camden, Maine and is a seasonal destination. We are evaluating our options for the Northeast Point property while exercising patience in order to maximize shareholder value for this project.

Fanita Ranch

In January 2011, we acquired in a foreclosure sale the Fanita Ranch property, a 2,600-acre parcel of vacant land located in Santee, California for aggregate consideration of $12,350,000.  The City of Santee is located at the intersection of SR125 and SR52 in East San Diego County, about a 30 minute drive from downtown San Diego.  We acquired the property with the intention of completing the necessary entitlements to develop the property as a master-planned community.  Fanita Ranch was approved for approximately 1,400 residential units. The project’s Environmental Impact Report (“EIR”) and development agreement with the City of Santee were approved in 2007.

During 2013, the existing project entitlements for the Fanita Ranch property were successfully challenged under the California Environmental Quality Act (“CEQA”) related to alleged defects in the EIR.  As a result, the City of Santee decertified the project’s EIR and rescinded the project’s discretionary approvals pending City compliance with the court order. We evaluated our options and chose to address the defects identified through the CEQA process and we have designed and are processing a new plan for the project that will include an update to the project EIR.

During 2015, we received approval to process an amendment from the City of Santee to amend the General Plan.  We are preparing the project and General Plan EIRs and will then prepare a new master development plan which will be the basis for a future plan submittal or development application to the City of Santee. As a prerequisite for development, we are working in cooperation with the City of Santee to complete a habitat preserve plan, which will create an open space preserve required by state and federal regulations for the City of Santee to process and approve our development plans.  In addition, we have entered into an agreement with the California Department of Transportation to identify operational improvements to State Highway Route 52 from the City of Santee to Interstate 15, which may enhance access to the City of Santee and our project. There are no assurances that real estate market conditions, or costs of construction, will allow the project to be profitably developed as currently planned.  If successful, obtaining all the entitlements is expected to take years.

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

We own a 90% controlling interest in the partnerships that are the lessees under a long-term lease entered on December 26, 1968.  The lessor is an affiliate of Pacific Gas & Electric Company ("PG&E"), which owns the nearby Diablo Canyon Power Plant.  The property is largely open space and features slopes rising above Avila Bay offering spectacular panoramic views in all directions.

In 2016, Pacific Gas & Electric (“PG&E”), an affiliate of the lessor of the Pacho Property in which we have a leasehold interest, began the process of decommissioning its Diablo Canyon Power Plant, which is expected to be complete by 2025. The lessor has stated that it will not make any commitments on the disposition of certain lands, including the Pacho Property, until PG&E completes a public input process regarding the disposition of land that is required as part of the decommissioning plan and the plan for disposition of land is approved by the California Public Utility Commission (“CPUC”). We are cooperating with PG&E during their public input process and are continuing to pursue fee title to the Pacho Property, which is currently held for development as a leasehold interest with a book value of $17,650,000 as of December 31, 2017. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

Competition

Real estate development and ownership is a highly competitive business.  There are numerous residential real estate developers and operators, as well as properties and development projects, operating in the same geographic areas in which we operate.  Competition among real estate developers and development projects is determined by the location of the real estate, the market appeal of the development plan, and the developer’s ability to build, market and deliver project segments on a timely basis.  Many of our competitors may have greater financial resources and/or access to cheaper capital than we may have.  Residential developers sell to homebuilders, who compete based on location, price, market segmentation, product design and reputation.

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

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2013, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay Land Company, LLC (“Otay”).  The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.  Otay and Flat Rock commenced a lawsuit in California Superior Court seeking compensation from the parties who Otay and Flat Rock believe are responsible for the contamination of the property.  In February 2015, the court denied us any recovery.  We filed an appeal of this decision, and the Fourth District Court of Appeals affirmed in part and reversed in part the judgment and remanded the matter to the trial court for further proceedings. See Note 12 to our consolidated financial statements for more information.

Farming

The Rampage property is a 1,544-acre grape vineyard located in southern Madera County, California.  Although this property is not currently entitled for residential development, it is located in a growing residential area northwest of Fresno, California.  During 2014, we purchased 95 acres of land adjacent to the Rampage property, which has been planted as an almond orchard.  We have also converted approximately 200 acres of grape vineyard to expand the almond orchard.  We experienced our first almond harvest, and sales commenced during the third quarter of 2017. Revenues from almonds were not significant for 2017.

In January 2018, we entered into an agreement to sell the Rampage property for $26,000,000. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind exchange for tax purposes. The sale closed on January 26, 2018 and proceeds from the sale are held in a trust account for Rampage pending identification of qualified replacement property. The Rampage property and related other assets are considered assets held for sale at December 31, 2017. The sale does not represent a major strategic shift for our business and does not meet the criteria for reporting as discontinued operations. We will record a gain on the sale of approximately $17,300,000.

Corporate

Corporate primarily consists of investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.  The principal assets of the corporate segment are cash and cash equivalents.

Financial Information about Segments

Our reportable segments consist of the consolidated operating units identified above.  Equity method investments include equity interests in other entities that we account for under the equity method of accounting and are not consolidated.  Financial information regarding our reportable segments is contained in Note 15, Segment Information, in our consolidated financial statements.

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

Recent U.S. tax legislation may adversely affect our financial condition, results of operations and cash flows. Recently enacted U.S. tax legislation has made significant changes to the U.S. Internal Revenue Code, including the taxation of U.S. corporations by, among other things, limiting interest deductions, limiting deductibility of certain executive compensation, reducing the U.S. corporate income tax rate from 35% to 21%, disallowing certain deductions that had previously been allowed, altering the expensing of capital expenditures, adopting elements of a territorial tax system, assessing a repatriation tax or transition tax on undistributed earnings and profits of U.S. owned foreign corporations, and introducing certain anti-base erosion provisions. The legislation is highly complex and broad and will require further guidance, interpretation and implementing regulations by the Internal Revenue Service and state tax authorities. Additionally, the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation.  Thus, the impact of certain aspects of the legislation on us is currently unclear and could have an adverse impact on our financial condition, results of operations and cash flows.

The refundable nature of the alternative minimum tax credits in excess of our federal tax liability may be reduced as a result of tax reform. In some prior years, sequestration under the Balanced Budget and Emergency Deficit Control Act of 1985 has reduced refunds of certain corporate AMT credits.  The sequestration rate can vary, but may be 6.6% for fiscal year 2018.  In the past, the IRS has stated that the sequestration rate would be applied unless and until a law is enacted that cancels or otherwise affects the sequester.  Thus, AMT credit refunds claimed under the new law might be subject to reduction due to sequestration requirements.

Significant competition from other real estate developers and homebuilders could adversely affect our results.  Many of our competitors may have advantages over us, such as more favorable locations which may provide more desirable schools and easier access to roads and shopping, or amenities that we may not offer, as well as greater financial resources and/or access to cheaper capital.  In addition, the downturn in the real estate markets nationwide could result in an influx of lower-priced lots and homes coming onto the market, as competitors need to address their individual liquidity needs.  Lower-priced homes and lots would increase the competition we face, and could adversely affect our ability to sell lots and/or pricing.

Delays in construction schedules and cost overruns could adversely affect us.  Any material delays could adversely affect our ability to complete our projects, significantly increasing the costs of doing so, or drive potential customers to purchase competitors’ products.

Increased costs for and/or scarcity of land, materials and for labor could adversely affect us.  If these costs increase, it will increase the costs of completing our projects; if we are not able to recoup these increased costs, our results of operations would be adversely affected.

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

Our properties may be at risk from natural disasters beyond our control.  Damage to any of our properties, whether by natural disasters or weather related events, including earthquakes, hurricanes, flooding, drought, extreme heat, other adverse weather events and fires or otherwise, may either delay or preclude our ability to develop and sell our properties, or affect the price at which we may sell such properties.

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

Shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects could adversely affect the value of our properties or restrict us from commencing development.  If we are unable to obtain adequate water resources and reliable energy sources for our development projects, development of the projects might be delayed and/or their value may decrease, resulting in reduced profitability and cash flows.

Opposition from local community, political or environmental groups with respect to construction or development at a particular site could increase development costs.  At acquisition, the Fanita Ranch property had an approved EIR and development agreement.  However, the project's existing entitlements have been challenged, some of which have been successful, resulting in us incurring legal expenses to defend our entitlements and being required to reimburse legal and other costs incurred by the plaintiffs.  Further challenges to our entitlements at any of our projects are possible, which would result in increased legal fees, development costs and/or delays in development.

We own or have economic interests in real estate investments in California, Florida, Maine, New York, South Carolina and Virginia.  As a result, our financial results are dependent on the economic strength of various regions within the U.S. Significant adverse changes in local economic conditions in areas where we own or are developing real estate projects could adversely affect the value of our projects and negatively impact our financial results. Significant increases in local unemployment and cost of living, including increases in residential property or other taxes, or concerns about the financial condition of the municipalities in which we have properties, could adversely affect consumer demand for our housing projects and negatively impact our financial results.

We may not be able to renew the ground leases at Brooklyn Renaissance Plaza at rates that are satisfactory to us. The majority of Brooklyn Renaissance Plaza is subject to a 99-year ground lease with the City of New York (the “City”).  The first period of the ground lease expires in June 2022, with the base rent at a stated flat rent in addition to a percentage of the garage operating income.  The amount of the ground lease payment beyond June of 2022 will be determined every 10 years based on then-market conditions and subject to certain qualifiers specified in the lease. There can be no assurance that we will agree with the City on the what constitutes market rent.  Our inability to renew the ground lease at rates that are satisfactory to us or that we view as market could have a negative impact on our cash flow and the valuation of our interest in Brooklyn Renaissance Plaza.

Significant influence over our affairs may be exercised by our principal stockholders who could impact our business. As of February 8, 2018, Leucadia is the beneficial owner of an aggregate of 10,852,123 shares of our common stock or approximately 70% of our common stock outstanding.  In addition, our other significant stockholders include our Chairman, Joseph S. Steinberg (approximately 4.8% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) who is also Chairman, a director and a significant stockholder of Leucadia.  Pursuant to a stockholders' agreement with the Company, Leucadia has agreed that to the extent its ownership of shares of our common stock exceeds 45% of the outstanding voting securities of the Company, Leucadia will limit its vote to no more than 45% of the total outstanding voting securities voting on any matter, assuming all of the total outstanding voting securities not owned by Leucadia vote on such matter.  This concentration of equity ownership may delay or prevent a change in control of our Company and may make some transactions more difficult without the support of Leucadia.  In addition, the interests of our significant stockholders may not always coincide with the interests of other stockholders.

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

The terms of our indebtedness contain various covenants that could limit our business activities.  The terms of our indebtedness contain, and our future indebtedness may contain, various restrictive covenants that limit our management’s discretion in operating our business.  In particular, the indenture dated September 28, 2017 (the "Indenture"), among us, our domestic wholly-owned subsidiaries and Wilmington Trust, N.A., as trustee governing our 6.5% Senior Notes with an aggregate principal amount of $75,000,000 (as of December 31, 2017) due October 2019 (the "New Notes") contains certain covenants that restrict our and certain of our subsidiaries' ability to, among other things, incur, issue, assume or guarantee certain indebtedness; issue shares of disqualified or preferred stock; incur liens; pay dividends on equity; or consummate certain asset sales or affiliate transactions.  We cannot assure you that we will be able to satisfy any of these covenants in the future or that we will be able to pursue our new business strategies within the constraints of these restrictive covenants in our Indenture.   Additionally, the Indenture contains certain customary events of default, including failure to comply with the covenants contained therein, which may result in the acceleration of the maturity of the New Notes.

Our ability to comply with our covenants under the Indenture may be affected by events beyond our control.  Examples of such events beyond our control include prevailing economic, financial and industry conditions.  The breach of any of our covenants could result in a default or an event of default under our Indenture. Such breach could result in the acceleration of all amounts borrowed thereunder and cause them to become due and payable, together with accrued interest.  Alternative sources of financing may not be available to us under these circumstances or available on attractive terms. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to the Indenture.

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

We will rely on builders who will hire subcontractors to construct our homes. The failure of the builders and their subcontractors to properly construct our homes may be costly.  The builders will engage subcontractors to perform the actual construction of our homes. Despite the builders’ quality control efforts, we may discover that the subcontractors are engaging in improper construction practices. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of satisfying our legal or other obligations in these instances may be significant, and we may be unable to recover the cost of repair from the builders, subcontractors, suppliers and insurers.

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

Cancellation of the EB-5 Program, significant changes in the program guidelines, or the inability to successfully raise capital under the program may adversely affect our ability to complete capital improvements at our projects and could adversely impact our operations. The current EB-5 Program expires on March 23, 2018. Though the program has been regularly extended since inception, there is no guarantee that it will be approved for future extensions. In addition, the program guidelines may change which may adversely impact our ability to raise capital under the program. We intend to fund the Village of Escaya project in part by raising funds under the program. Delay in extension of the program or changes in the program guidelines may adversely impact our ability to fund the improvements necessary to complete the project.

Item 1B.  Unresolved Staff Comments.
Not applicable.

Item 2.  Properties.

At December 31, 2017, we are the developer of various real estate properties, all of which are described under Item 1. Business under our Real Estate segment disclosure.  Our real estate had an aggregate book value of approximately $349,700,000 at December 31, 2017.

We lease 10,515 square feet for our corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  We rent office space at our corporate headquarters to Leucadia for an annual rent of $12,000, payable in twelve equal monthly installments.

BRP Leasing leases 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.

Item 3.  Legal Proceedings.

From time to time, we or our subsidiaries may be parties to legal proceedings that are considered to be either ordinary routine litigation incidental to our business or not material to our business or consolidated financial position or liquidity.  We do not believe that the ultimate resolution of any such matters will materially affect our consolidated financial position, consolidated results of operations or liquidity.

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

	High	Low
2016
First Quarter	$36.50	$31.25
Second Quarter	46.00	33.98
Third Quarter	44.00	36.00
Fourth Quarter	50.00	42.25
2017
First Quarter	$48.00	$43.00
Second Quarter	44.80	43.00
Third Quarter	45.50	41.52
Fourth Quarter	51.80	43.10

2018
First quarter (through February 8, 2018)	$54.50	$49.75

The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions.  On February 8, 2018, the closing bid price for our common stock was $49.75 per share.  As of that date, there were 341 stockholders of record.  No parent company dividends were paid during 2017 or 2016 to HomeFed common shareholders.  We do not have a regular dividend policy, and whether or not to pay dividends is subject to the discretion of our Board of Directors.

During the third quarter of 2017, dividends of $13,000,000 were declared and distributed by our subsidiary that owns the San Elijo Hills project, of which $1,950,000 was paid to the noncontrolling interests in the San Elijo Hills project, and the balance was transferred to HomeFed Corporation.  During the third quarter of 2016, dividends of $22,000,000 were declared and distributed by our subsidiary that owns the San Elijo Hills project, of which $3,300,000 was paid to the noncontrolling interests in the San Elijo Hills project, and the balance was transferred to HomeFed Corporation. The dividends retained by us did not increase the amount of consolidated liquidity reflected on our consolidated balance sheet; however, they did increase the liquidity of the parent company, HomeFed Corporation.

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

The transfer agent for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock.  As of December 31, 2017, 104,591 common shares remain available for repurchase under this program.  The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice, and our ability to make such purchases remains subject to the covenants and restrictions in our Indenture governing our outstanding Notes (defined below).

We did not purchase any of our common shares during the fourth quarter of 2017.

See "Equity Compensation Plan Information" in Item 12 of Part III below.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding-500 Index for the period commencing December 31, 2012 to December 31, 2017.  Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2012 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec12	Dec13	Dec14	Dec15	Dec16	Dec17
HomeFed Corporation	100	138.11	169.81	128.49	169.81	197.17
S&P 500 Index	100	132.39	150.51	152.59	170.84	208.14
S&P 500 Homebuilding Index	100	109.40	121.90	132.32	120.69	209.21

Item 6.  Selected Financial Data.

The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 of this Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
Revenues	$78,643	$80,996	$69,538	$59,505	$56,804
Expenses	86,250	76,900	61,257	54,066	38,491
Net income (a)	11,909	36,963	6,503	4,732	12,704
Net income attributable to HomeFed Corporation common shareholders (a)	11,851	36,684	5,835	3,886	11,268
Basic earnings per share (a)	$0.77	$2.38	$0.38	$0.29	$1.43
Diluted earnings per share (a)	$0.77	$2.38	$0.38	$0.29	$1.43

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$40,415	$53,140	$66,676	$61,495	$57,306
Investments available for sale	—	—	—	35,898	31,896
Real estate held for development	311,664	297,665	301,683	143,301	103,465
Real estate held for investment, net	38,022	42,536	43,347	45,184	3,607
Total assets	612,986	582,332	555,311	433,189	204,402
HomeFed Corporation shareholders’ equity	457,303	444,176	406,381	399,895	179,835
Shares outstanding	15,474	15,449	15,408	15,388	7,880
Book value per share (b)	$29.55	$28.75	$26.37	$25.99	$22.82

(a)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986. The Tax Act revises the U.S. Corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21% and adopting a territorial income tax system. We have evaluated the impact that the Tax Act will have on both our Consolidated Balance Sheets and Consolidated Statements of Operations. At this time, based on information currently available, results for the fourth quarter of 2017 reflect a provisional expense of $1,250,000.

During 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,700,000 reduction to unrecognized tax benefits. The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2013, and with respect to California state income tax returns through 2012. We are currently under examination by the City of New York for the year ended 2014. We do not expect that resolution of this examination will have a significant effect on our consolidated financial position, but it could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

During 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. As a result, $31,850,000 of the deferred tax valuation allowance was reduced as a credit to income tax expense during 2016. For the years ended December 31, 2015, 2014 and 2013 we decreased our deferred tax valuation allowance by recording a decrease to our income tax provision of $1,550,000, $900,000 and $1,350,000, respectively.

(b)    Excludes noncontrolling interest.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources, off-balance sheet arrangements and results of operations.  This analysis should be read in conjunction with the consolidated financial statements, related footnote disclosures and the following “Cautionary Statements for Forward-Looking Information.”

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

Results of Operations

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes the equity method investments in BRP Holding, BRP Hotel and the Builder LLCs in the Otay Land project.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard which was sold in January 2018.  Corporate primarily consists of investment income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the years ended 2017, 2016 and 2015 is presented in the following table.

	2017	2016	2015
	(in thousands)
Revenues:
Real estate	$75,124	$76,548	$64,484
Farming	3,507	4,436	5,042
Corporate	12	12	12
Total consolidated revenues	$78,643	$80,996	$69,538

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$14,497	$16,638	$16,137
Farming	(342)	462	1,242
Corporate	(12,098)	(9,212)	(8,620)
Total consolidated income from continuing operations before income taxes and noncontrolling interest	$2,057	$7,888	$8,759

Real Estate

Otay Land Project:

During 2017, we sold seven acres of open space mitigation land for $250,000 to another developer who needed it to satisfy their mitigation land requirement. Cost of sales was $20,000 for 2017. The grand opening at the Village of Escaya occurred in June 2017. As of February 8, 2018, 289 homes have been released for sale, 40 homes have closed and 175 homes are under contract.

Revenues include $30,000,000 for the land sold as part of the HomeFed Village III Master, LLC ("Village III Master") transaction during 2016. Cost of sales was $22,800,000 for 2016. There were no sales of real estate at the Otay Land project during 2015.

During the course of development, we discovered the presence of underground perched groundwater that was impacted with certain petroleum byproducts while constructing the primary access road to the community. We are working with regulatory agencies to investigate the matter and develop mitigation measures, which we anticipate will be mitigated through the construction process. Further investigation disclosed that soil vapor in a portion of the Village of Escaya project where homes are to be constructed was impacted with methane and certain volatile organic compounds (collectively “compounds”). These types of compounds commonly exist in soil vapor and can be mitigated through the construction process. We are working with local authorities and have developed measures to fully mitigate the effect of the impacted soil vapors where they have been detected. The number of homes that will need mitigation is to be determined as further investigation is conducted while development progresses. We expect that costs associated with mitigation during the homebuilding process will be shared with the builders through our Builder LLCs.

General and administrative expenses increased by $1,200,000 in 2017 as compared to 2016 which includes a $1,250,000 increase in marketing expenses related to the initial launch of the Village of Escaya, a $200,000 increase for the marketing expenses for the EB-5 Program and a $150,000 increase in legal expenses related to the Village of Escaya. It also reflects a decrease of $400,000 for legal fees related to the Flat Rock litigation (see Note 12 for more information).

Legal expenses decreased by $600,000 during 2016 as compared to 2015 primarily due to decreased legal fees relating to the Flat Rock litigation (see Note 12 to our consolidated financial statements for more information).

Interest and other income increased by $1,000,000 during 2016 period versus 2015 due to the recovery of $1,000,000 in 2016 from the judgment against certain defendants in the Flat Rock litigation.

San Elijo Hills Project:

For the three years ended December 31, we have closed on sales of real estate as follows:

	2017	2016	2015
Number of units sold:
Single family lots	—	27	44
Single family homes	9	—	—
Sales price, net of closing costs:
Single family lots	$—	$14,600,000	$23,200,000
Single family homes	$13,100,000	$—	$—
Towncenter Phase One & Two	$5,800,000	$—	$—

Revenues recognized at closing were $18,800,000, $11,300,000 and $22,000,000 for 2017, 2016 and 2015, respectively.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $3,150,000, $800,000 and $80,000, respectively, for 2017, 2016 and 2015.

We recorded co-op marketing and advertising fee revenue of approximately $450,000, $300,000 and $450,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

During 2017, 2016 and 2015, cost of sales of real estate aggregated $18,500,000, $6,950,000 and $11,900,000, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Depreciation and amortization expenses decreased by $100,000 for 2017 versus 2016 primarily due to the sale of phase one of the Towncenter during the first quarter of 2017.

General and administrative expenses for 2016 as compared to 2015 decreased by $150,000 as compared to the same period in the prior year, primarily due to lower legal fees as a result of decreased sales and general business activity.

Ashville Park:

For the years ended December 31, 2017, 2016 and 2015, we have closed on sales of real estate as follows:

	2017	2016	2015
Number of units sold:
Single family lots - Village B	—	—	37
Former visitor center	—	1	—
Sales price, net of closing costs:
Single family lots - Village B	$—	$—	$5,200,000
Former visitor center	$—	$550,000	$—

Revenues recognized at closing were $550,000 and $4,950,000 for 2016 and 2015, respectively.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $30,000, $500,000 and $1,550,000 for 2017, 2016 and 2015, respectively.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $100,000 and $200,000 for 2017 and 2016, respectively. There were no amounts recognized pursuant to revenue or profit sharing during 2015.

We recorded co-op marketing and advertising fee revenue of approximately $150,000, $250,000 and $250,000, respectively, for the three years ended December 31, 2017, 2016 and 2015.  We record these fees pursuant to contractual agreements, which is generally when builders sell homes based upon a fixed percentage of the homes’ selling price.

Cost of sales of real estate aggregated $20,000, $450,000 and $3,700,000 for 2017, 2016 and 2015, respectively.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

General and administrative expenses decreased by $100,000 related to salaries expense during 2016 as compared to the same period in 2015 due to a reduction in headcount.

The Market Common:

For the years ended December 31, 2017, 2016 and 2015 the rental activity includes:

	2017	2016	2015
Rental income	$10,600,000	$9,450,000	$10,550,000
Amortization of lease intangibles included in rental income	(400,000)	250,000	(650,000)
Adjustment for straight-line rental income	(100,000)	(50,000)	(250,000)

Rental operating expenses	$4,950,000	$5,600,000	$6,000,000

During the fourth quarter of 2016, Piggly Wiggly closed its supermarket due to economic hardship with several years remaining on its lease. As a result, we had a decline in rental income in 2016 as compared to 2015 because we had to write-off our intangible asset related to their above market lease contract and tenant improvement incentives which aggregated $750,000. Rental income for 2017 includes $400,000 pursuant to a termination payment received from Piggly Wiggly in June 2017. During the fourth quarter, we signed a new tenant which will operate an upscale entertainment facility including bowling alleys with food and bar accommodations. The lease commences on the earlier of the tenant opening for business or September 1, 2018 with a 10-year lease term.

For the years ended December 31, 2017, 2016 and 2015 we have closed on sales of real estate as follows:

	2017	2016	2015
Number of units sold:
Single family lots	38	38	34
Multi-family lots	15	10	14
Sales price, net of closing costs:
Single family lots	$1,800,000	$1,750,000	$1,250,000
Multi-family lots	375,000	250,000	350,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $1,250,000, $1,600,000 and $1,250,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Cost of sales of real estate were $1,900,000, $1,900,000 and $1,250,000, respectively, for the years ended December 31, 2017, 2016 and 2015.

General and administrative expenses decreased by $300,000 for 2017 as compared to 2016 primarily due to the reversal of $200,000 of certain fees previously accrued regarding an uncertain tax liability that was successfully resolved during 2017 and decreased by $100,000 due to lower legal activity at the project.

Depreciation and amortization expenses decreased by $1,300,000 for 2017 versus 2016 primarily due to a runoff of certain depreciable and amortizable assets over the course of 2017 and 2016 and the write-off of lease intangibles and other assets related to Piggly Wiggly's lease during 2016.

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

Maine projects:

There were no sales of real estate for 2017.  During 2016, we closed on the sale of three lots at Rockport, Maine and one home at Northeast Point, Maine for aggregate cash proceeds of $650,000.  During 2015, we closed on the sale of miscellaneous buildings and 2 homes in Rockport, Maine for aggregate cash proceeds of $1,700,000 and 44 single family lots and a home at Brewster Point in Maine for $7,500,000.

General and administrative expenses decreased by $150,000 for 2016 as compared to 2015, primarily due to the reduction in management fees resulting from fewer remaining real estate assets to manage.

SweetBay project:

We sold 71 single family homes for $24,850,000 during 2017. Cost of sales of real estate was $24,750,000 for 2017. Pre-tax income for 2017 was weak due to increased home building costs and includes a reserve for a potential loss of $100,000 that was recorded related to home sales under contract which are expected to close during the first half of 2018.

We sold 13 single family lots for $4,250,000 during 2016. Cost of sales of real estate was $4,400,000 for 2016. This pre-tax loss is primarily due to a reserve for a potential loss of $200,000 that was recorded in 2016 related to home sales under contract that closed in 2017. There were no real estate sales at the project during 2015.

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

General and administrative expenses decreased by $100,000 for 2017 as compared to 2016, primarily due to a reduction in marketing activity which reflects the lower level of inventory available for sale during 2017.

General and administrative expenses increased by $300,000 for 2016 as compared to 2015, primarily due to an increase in marketing activity related to the sales grand opening at the SweetBay project. General and administrative expenses also decreased by $100,000 for 2016 as compared to 2015 due to reduced legal activity for the project.

Pacho Project:

In 2016, Pacific Gas & Electric (“PG&E”), an affiliate of the lessor of the Pacho Property in which we have a leasehold interest, began the process of decommissioning its Diablo Canyon Power Plant, which is expected to be complete by 2025. The lessor has stated that it will not make any commitments on the disposition of certain lands, including the Pacho Property, until PG&E completes a public input process regarding the disposition of land that is required as part of the decommissioning plan and the plan for disposition of land is approved by the California Public Utility Commission (“CPUC”). We are cooperating with PG&E during their public input process and are continuing to pursue fee title to the Pacho Property, which is currently held for development as a leasehold interest with a book value of $17,650,000 as of December 31, 2017. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

General administration expenses decreased by $450,000 during 2017 as compared to 2016 due to decreased legal fees. General administration expenses increased by $450,000 for 2016 compared to 2015 related to legal fees.

BRP Leasing:

For the years ended December 31, 2017, 2016 and 2015 the rental activity is as follows:

	2017	2016	2015
Rental income	$12,900,000	$12,450,000	$11,900,000
Amortization of lease intangibles included in rental income	1,650,000	1,600,000	1,650,000
Adjustment for straight-line rental income	400,000	(100,000)	(100,000)

Rental operating expenses	$12,100,000	$11,900,000	$11,250,000

During 2015, we recorded a reduction of $150,000 to Rental income and Accounts receivable related to the straight-line calculation of rental income in 2014.  This out of period adjustment did not have a material impact on rental income, net income or accounts receivable as of and for the year ended December 31, 2015.

During the fourth quarter of 2017, we recorded a benefit in regards to the capital tax on our recently filed New York State and New York City tax returns. In addition, we lowered our projected 2017 capital expense based on our 2016 tax return information. As a result, our general and administrative expenses decreased by $1,350,000 in 2017 compared to 2016.

General and administrative expenses increased by $800,000 due to increased capital tax expenses incurred during 2016 as compared to the same period in 2015 due to an increase in the estimated annual projections for New York City and New York State assessments.

Farming

Rampage Property:

Farming revenues at the Rampage property aggregated $3,500,000, $4,450,000 and $5,050,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold. The decline in farming revenues during 2017 as compared to 2016 principally due to lower grape yields resulting from an adverse weather event in June 2017.  Farming revenues decreased by $600,000 during the 2016 as compared to 2015 as a result of lower grape yields due to unfavorably hot weather conditions prior to the harvest.

Farming expenses decreased by $100,000 during 2017 versus 2016 primarily due to lower grape yields resulting in reduced harvesting expenses. Farming expenses increased by $150,000 during 2016 as compared to 2015, primarily due to well repairs and additional farming expenses associated with the almond orchard.

Depreciation and amortization expenses increased by $100,000 during 2017 versus 2016 primarily due to the acquisition of farming equipment related to the almond orchard during 2017. Depreciation and amortization expenses increased by $100,000 during 2016 as compared to 2015 as a result of new wind machines purchased for the vineyard and almond orchard during the early summer of 2015.

Interest and other income includes $200,000 for the year ended 2017 from insurance proceeds received under our crop insurance policy for damages incurred from the adverse weather event in June 2017.

In January 2018, we entered into an agreement to sell the Rampage property for $26,000,000. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind exchange for tax purposes. The sale closed on January 26, 2018 and proceeds from the sale are held in a trust account for Rampage pending identification of qualified replacement property. We will record a gain on the sale of approximately $17,300,000.

Corporate

General and administrative expenses increased by $2,850,000 during 2017 as compared to 2016, primarily due to an increase in stock compensation, a loss on extinguishment of debt and salary expenses. Stock compensation increased by $1,950,000 related to the grant of RSUs to executive officers in March 2017 and the employee and director stock option grants on August 4, 2017 (see Note 7 for more information). Upon extinguishing the 6.5% Senior Notes due 2018 (the "Old Notes") during 2017, a portion of the capitalized issuance costs of approximately $350,000 were immediately expensed as a loss on extinguishment of debt. Compensation and benefits increased by $550,000 due to higher headcount and higher bonus expense.

General and administrative expenses increased by $500,000 during 2016 as compared to 2015, primarily due to an increase in compensation expense and audit fees.  Compensation and benefits increased by $350,000 due to higher headcount added to oversee the newly acquired real assets. Audit fees increased by $150,000 as a result of increased business activity and tax matters.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are complex in their application. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21% and adopting a territorial income tax system. In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete tax expense of $1.25 million during 2017. This expense primarily related to the revaluation of our deferred tax assets. Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. To the extent we have been able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we have recorded provisional adjustments. To the extent we have not been able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from our current estimates, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is highly complex and we continue to assess the impact that various provisions will have on our business.

For 2017, 2016 and 2015 our provision (benefit) for income taxes was ($9,850,000), ($29,075,000) and $2,250,000, respectively.

During 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,700,000 reduction to unrecognized tax benefits. The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2013, and with respect to California state income tax returns through 2011. We are currently under examination by the City of New York for the year ended 2014. We do not expect that resolution of this examination will have a significant effect on our consolidated financial position, but it could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

During 2016, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset. As a result, $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2016.

During December 2015, we determined that tax credits could be applied to our 2015 taxable income which resulted in our valuation allowance exceeding our deferred tax assets related to minimum tax credits when we evaluated our full year taxable income. As a result, $1,550,000 of the deferred tax valuation allowance was reduced as a credit to income tax expense.

Liquidity and Capital Resources

Corporate Liquidity

Our principal sources of funds are cash and cash equivalents, proceeds from the sale of real estate, proceeds from sales of bulk grapes and almonds, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from subsidiaries, interest income, distributions from equity method investments, proceeds from the issuance of the New Notes (as described below) and financing from the EB-5 Program (see below for more information).

On June 30, 2015, we issued $125,000,000 principal amount of the Old Notes in a private placement. The Old Notes were fully and unconditionally guaranteed by our wholly-owned domestic subsidiaries and any of our future domestic wholly-owned subsidiaries, and would have matured on June 30, 2018. The Old Notes were senior unsecured obligations and the guarantees are the senior unsecured obligations of the Guarantors.

In addition, we were required to use the net proceeds of certain asset sales to offer to purchase the Old Notes and New Notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest as of the date fixed for the closing of such asset sale offer. Accordingly, we made the following repurchases:

Date of Repurchase	Principal Repurchased	Approximate Interest Payment Associated with Repurchase

December 15, 2016	$4,162,000	$120,000

November 15, 2016	$9,176,000	$220,000

September 27, 2016	$625,000	$10,000

January 28, 2016	$618,000	$3,000

October 20, 2015	$7,274,000	$146,000

On September 27, 2017, we and certain of our domestic wholly-owned subsidiaries as guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which we agreed to issue to the Purchasers an aggregate of $75,000,000 of 6.5% Senior Notes due 2019 (the “New Notes”) in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the New Notes was 100% of the principal amount. Pursuant to the Placement Agency and Closing Agency Agreement dated September 27, 2017 (the "Placement Agency Agreement"), Jefferies LLC (“Jefferies”), a wholly-owned subsidiary of Leucadia, received a fee of $100,000 for acting as the placement agent and the closing agent.

On September 28, 2017, we used proceeds of the New Notes, as described below, together with cash on hand, to redeem all of the outstanding Old Notes. After considering the repurchases and redemption, there is no remaining principal due under the Old Notes. In connection with the extinguishment of the Old Notes, issuance costs of approximately $350,000 were recorded as an expense.

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

At December 31, 2017, the New Notes had a $75,000,000 principal amount outstanding, and there was no principal amount outstanding on the Old Notes.

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

The Indenture contains covenants that, among other things, limit our and certain of our subsidiaries’ ability to incur, issue, assume or guarantee certain indebtedness subject to exceptions (including allowing us to borrow up to $15,000,000 under our Rampage Vineyard revolving facility, another $70,000,000 of indebtedness collateralized by our other assets, and up to $65,000,000 under a construction loan secured by our Village of Escaya mixed use apartment project), issue shares of disqualified or preferred stock, pay dividends on equity, buy back our common shares outside of existing stock compensation plan arrangements, or consummate certain asset sales or affiliate transactions. The Indenture also permits certain financing transactions in connection with the EB-5 Program, as defined below, for the project involving infrastructure improvements at the Village of Escaya subject to certain restrictions and limitation as set forth in the Indenture. Additionally, certain customary defaults or events of default may result in an acceleration of the maturity of the New Notes.

We expect that our cash and cash equivalents, together with the other sources described above, will be sufficient for both our short and long term liquidity needs. We also have the flexibility to refinance a portion of our long-term debt if we choose to conserve cash for future business opportunities. Residential sales at the Otay Land, San Elijo Hills, Ashville Park, The Market Common and the SweetBay projects are expected to be a source of funds to us in the future; however, except as otherwise disclosed, the amount and timing is uncertain. We are not relying on receipt of funds from our other projects for the short and intermediate term, since the timing of development activity and sales of developable and undevelopable property cannot be predicted with any certainty. Except as disclosed herein, we are not committed to acquire any new real estate projects, but we believe we have sufficient liquidity to take advantage of appropriate acquisition opportunities if they are presented.

Consolidated Statements of Cash Flows

Net cash of $11,600,000 was used for and $5,550,000 was provided by operating activities during 2017 and 2016, respectively. For 2017, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties; however, this decrease in cash was partially offset by cash generated primarily from sales at the San Elijo Hills and SweetBay projects and the Market Common. For 2016, cash was provided by the sale of real estate at the Otay Land project in the amount of $30,000,000. For 2016, cash was used for payments of federal and state income taxes and real estate expenditures for development properties including the improvement of the almond orchard.

Net cash of $15,900,000 was used for investing activities during 2017 consisting of a $35,900,000 equity investment in the Builder LLCs in order to fund the infrastructure improvements at the Village of Escaya community partially offset by a $20,000,000 capital distribution from the Builder LLCs as a credit for the infrastructure improvements at the Village of Escaya community. Net cash of $1,650,000 was used for investing activities during 2016 consisting of cash used for an $13,200,000 equity investment in Village III Master in order to fund the project for the infrastructure improvements. For 2016, cash proceeds include $11,400,000 from the redemption of the 2006B Bonds by the City of Myrtle Beach. We also invested $3,250,000 equity investment in BRP Hotel for the funding of the hotel renovation during the first half of 2016 which was subsequently returned to us in the fourth quarter of 2016.

Net cash of $14,800,000 was provided by financing activities during 2017 related to net proceeds received of $18,350,000 from the issuance of the 6.5% Senior Notes due 2019 (the "New Notes") and the EB-5 Program net of cash payments to redeem the 6.5% Senior Notes due 2018 (the "Old Notes"). Cash used in 2017 includes payment of costs of $1,650,000 related to the redemption of the Old Notes, the issuance of the New Notes and EB-5 Program during 2017 and the $1,950,000 distribution to a non-controlling interest related to the San Elijo Hills project. Net cash of $17,450,000 was used for financing activities during 2016 related to the repurchase of $14,600,000 of debt through asset sale offers, the $3,300,000 distribution to a non-controlling interest related to the San Elijo Hills project and the payment of debt issuance costs of $600,000. During 2016, we received $1,000,000 from the exercise of options to purchase common shares. Net cash of $112,600,000 was provided by financing activities during 2015 period related to the issuance of the $125,000,000 principal amount Old Notes for $123,750,000 (99% of principal amount).

Subsidiary Liquidity

Information about the Otay Land, San Elijo Hills and Ashville Park projects, The Market Common, SweetBay and our other projects is provided below. Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

Otay Land Project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, HomeFed Village III Master, LLC (“Village III Master”), to own and develop an approximate 450-acre community planned for 992 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master to build and sell 948 homes within the community.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. As a result, we will recognize approximately $4,850,000 as an increase to our opening retained earnings on January 1, 2018 related to our equity investment in the Builder LLCs.

In January 2017, we recorded the final map that subdivided the approximately 450-acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the Village of Escaya. We formed three limited liability companies (each, a "Builder LLC") to own and develop 948 homes within the Village of Escaya and entered into individual operating agreements with each of the three builders as members of the Builder LLCs. Upon admittance of the three builders into their respective Builder LLCs, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation. On January 5, 2017, we made an aggregate capital contribution valued at $33,200,000 to the three Builder LLCs, representing land and completed improvement value. In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements made by the builders, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us.

The grand opening of the Village of Escaya occurred in June 2017, and home sales began in January 2018. As of February 8, 2018, 40 homes were sold and 175 homes are under contract.

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

During the course of development, we discovered the presence of underground perched groundwater that was impacted with certain petroleum byproducts while constructing the primary access road to the community. We are working with regulatory agencies to investigate the matter and develop mitigation measures, which we anticipate will be mitigated through the construction process. Further investigation disclosed that soil vapor in a portion of the Village of Escaya project where homes are to be constructed was impacted with methane and certain volatile organic compounds (collectively “compounds”). These types of compounds commonly exist in soil vapor and can be mitigated through the construction process. We are working with local authorities and have developed measures to fully mitigate the effect of the impacted soil vapors where they have been detected. The number of homes that will need mitigation is to be determined as further investigation is conducted while development progresses. We expect that costs associated with mitigation during the homebuilding process will be shared with the builders through our Builder LLCs.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 12 of the financial statements for more information.

EB-5 Program:
We intend to fund our Village of Escaya project (“Village 3” or the “Project”) in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services ("USCIS") pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Geographic areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on March 23, 2018. Various reforms and bills have been proposed and will be considered by Congress in the coming months.

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

The NCE has offered the units to investors primarily located in China, Vietnam, and South Korea either directly or through relationships with agents qualified in their respective countries, in which case the NCE will pay an agent fee. Once an investor’s subscription and funds are accepted by the NCE, the investor must file an I-526 petition with the USCIS seeking approval of the investment’s suitability under the EB-5 Program requirements and the investor’s suitability and source of funds. All investments are held in an escrow account and will not be released until the investor files their I-526 petition with the USCIS and we have identified and provided collateral to secure the amount of the funds drawn from escrow. In 2017, $46,500,000 was drawn from escrow related to EB-5 financing to fund infrastructure costs related to the development of the Project. The drawn funds were guaranteed by us until the project was approved by the USCIS in December 2017 and is collateralized by certain Otay Village property. The loan term is five years with two one-year options to extend by us. The effective interest rate is approximately 3.5%.

At December 31, 2017, we had a $46,500,000 principal amount outstanding under the EB-5 Program. As of February 8, 2018, we have $27,000,000 in escrow which cannot be drawn until certain provisions (such as filing of Investor I-526, investor suitability and source of funds) are satisfied.

San Elijo Hills Project:
The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. During 2017, the 48,800 square feet of commercial space in phases one and two of the Towncenter and the 12 multi-family units in phase two were sold to a local developer for a cash payment of $5,800,000.

The third phase remains to be sold at the Towncenter which is a 2.5-acre parcel of land, formerly designated as a church site, and it is under contract with a local developer for a cash payment of $1,600,000 subject to adjustments and entitlement approvals by the City of San Marcos. Closing of the third phase of the Towncenter is anticipated during the first quarter of 2018.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities. This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. During 2017, we sold nine of these homes for $13,100,000. As of February 8, 2018, we have entered into agreements to sell 18 single family homes for aggregate cash proceeds of $26,400,000. These home closings are anticipated to occur during the first half of 2018.

As of December 31, 2017, the remaining land at the San Elijo Hills project to be sold or leased consists of 63 dwelling units (combined single and multi-family lots).

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

Ashville Park Project:
There were no sales at the Ashville Park project during 2017. During 2016, we sold the former visitor center for net cash proceeds of $550,000 which generated a gross profit of $250,000.

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

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during 2017 and 2016 is comprised of the following:

	2017		2016
	Number of units sold	Cash Proceeds	Number of units sold	Cash Proceeds
Single family lots	38	$1,800,000	38	$1,750,000
Multi-family lots	15	375,000	10	250,000
Profit sharing agreements	N/A	1,250,000	N/A	1,600,000

As of February 8, 2018, we have entered into an agreement to sell 26 single family lots for $1,300,000 and 15 multi-family lots for $375,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Leucadia to us as part of the Acquisition.

We have placed $1,250,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at December 31, 2017.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes at the SweetBay project and in 2017, the agreement was amended to include an additional 56 homes. We sold 71 single family homes for $24,850,000 during 2017. As of February 8, 2018, we have entered into agreements to sell 30 single family homes at the SweetBay project under the local builder agreement for aggregate cash proceeds of $10,200,000 which are expected to close during the first half of 2018.

Other projects:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  The revolving line of credit was terminated upon the sale of the Rampage property in January 2018. There was also a $3,000,000 operational line of credit available that was secured by the Rampage property’s crops but matured on January 1, 2018. No amounts were drawn under either line of credit.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At December 31, 2017, $1,450,000 was in the escrow account and is reflected as restricted cash.

Other liquidity information:
Option payments are non-refundable if we fulfill our obligations under the agreements, and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should we fulfill our obligations under the agreements within the specified timeframes and the purchasers decide not to close, our recourse is primarily limited to retaining the option payments.

Since we are obligated to complete certain improvements to lots sold at the San Elijo Hills, Ashville Park, SweetBay projects and The Market Common, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  As of December 31, 2017, $1,250,000 of revenue has been deferred pending completion of the required improvements.  Estimates of future property available for sale, the timing of the sales, selling prices and future development costs are based upon current development plans for the projects and will change based on the strength of the real estate market or other factors that are not within our control.

As of December 31, 2017, we had consolidated cash and cash equivalents aggregating $40,400,000.

As indicated in the table below, at December 31, 2017, our contractual cash obligations consisted of our 6.5% Senior Notes, our EB-5 financing and our operating lease.

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	2018	2019-2020	2021-2022	Thereafter

Indebtedness	$121,500,000	$—	$75,000,000	$46,500,000	$—
Operating lease, net of sublease income	$1,682,000	$246,000	$555,000	$615,000	$266,000

Capitalized Interest

We began capitalizing interest when we issued our Old Notes on June 30, 2015.  Capitalized interest for the Old and New Notes was allocated among all of our projects that are currently under development and capitalized interest for our EB-5 financing was directly allocated to the Village of Escaya. For the years ended December 31, 2017 and 2016, capitalized interest aggregated $7,600,000 and $8,750,000, respectively.

Off-Balance Sheet Arrangements

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

Specifically for the San Elijo Hills project, Leucadia is contractually obligated to obtain these bonds on behalf of the project pursuant to the terms of agreements entered into when the project was acquired by us.  We are responsible for paying all third-party fees related to obtaining the bonds.

As of December 31, 2017, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$49,500,000
San Elijo Hills project	700,000
Ashville Park project	800,000

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

We record interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense.  At this time, we believe we can substantiate our tax positions, and it is more likely than not that our positions will be sustained.  During the third quarter of 2015, resulting from a tax matter related to the Acquisition, we recorded an unrecognized tax benefit of approximately $2,550,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability.  During the fourth quarter of 2015, we increased the unrecognized tax benefit by $400,000 related to this tax matter.  During 2016, we increased the unrecognized tax benefit by approximately $1,350,000 related to this tax matter. During 2016, interest expense of $100,000 was accrued. During 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,700,000 reduction to unrecognized tax benefits.

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

We have periodically examined, and when appropriate, adjusted our liability for environmental remediation to reflect our current best estimate.  A change to the current estimate could result from, among other things, that the cost to implement the remediation is different than our current estimate, that the cost of future on-going monitoring efforts is different than our current estimate, and/or requirements imposed by regulatory authorities that we did not anticipate but are nevertheless required to implement.

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

If a property is considered impaired, the impairment charge is determined by the amount of the property’s carrying value exceeds its fair value.  We did not record any provisions for impairment losses during the years ended December 31, 2017, 2016 and 2015.
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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Currently, our market risk arises principally from interest rate risk related to our borrowing activities.

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$—	$75,000,000	$—	$—	$46,500,000	$—	$121,500,000	$121,970,000
Weighted Average Interest Rate		6.5%			3.5%

In addition, we are required to use the net proceeds of certain asset sales to offer to purchase the Old Notes and the New Notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest as of the date fixed for the closing of such asset sale offer. Accordingly, we have made the following repurchases:

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
Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2017.  Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2017.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Item 9B.  Other Information.
On February 28, 2018, the Board of Directors approved a management transition.  Pursuant to the transition, Paul Borden retired as President and was appointed Vice Chairman and Christian Foulger was appointed President.  As Vice Chairman, it is expected that Mr. Borden will continue his service to HomeFed through December 31, 2019.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of February 8, 2018, our directors and executive officers, their ages, the positions with us held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that our Board of Directors considered in selecting each of them to serve as one of our directors.

Directors

Patrick D. Bienvenue, age 63, has served as a director since August 1998 and was an Executive Vice President of The St. Joe Company from August 2011 to November 2015, a publicly traded company engaged in real estate development, sales and other activities.  From January 1996 until April 2011, Mr. Bienvenue served in a variety of executive capacities with real estate related subsidiaries of Leucadia and was responsible for the entitlement, development and management of these entities and their properties.  Mr. Bienvenue has senior managerial and development experience in the real estate sector.

Timothy M. Considine, age 77, has served as a director since January 1992, serving as Chairman of the Board from 1992 to December 1999. He is now retired from Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002. Mr. Considine has accounting and managerial experience.  Mr. Considine also has experience serving on the boards of private entities.

Mr. Friedman, age 62, has served as a director since April 22, 2014. Mr. Friedman has served as a director and as President of Leucadia since March 1, 2013. Since July 2005, Mr. Friedman has been a director and executive officer of Jefferies, a wholly-owned subsidiary of Leucadia, and has been Chairman of the Executive Committee of Jefferies since 2002. Since 1997, Mr. Friedman has served as President of Jefferies Capital Partners (formerly known as FS Private Investments), a private equity fund management company controlled by Mr. Friedman in which Jefferies has an ownership interest. Mr. Friedman was previously employed by Furman Selz LLC and its successors, including serving as Head of Investment Banking and a member of its Management and Operating Committees. Prior to his 17 years with Furman Selz and its successors, Mr. Friedman was an attorney with the New York City law firm of Wachtell, Lipton, Rosen & Katz. As a result of his roles at Leucadia and Jefferies, as well as his management of various private equity funds and the significant equity positions those funds hold in their portfolio companies, Mr. Friedman serves on several boards of directors of subsidiaries and investee companies of Jefferies and Leucadia, and since May 2012 has served on the board of directors of Fiesta Restaurant Group, Inc., a public company that owns and operates two restaurant chains. Mr. Friedman served on the board of directors of Carrols Restaurant Group from June 2009 through May 2012. Mr. Friedman has managerial and investing experience in a broad range of businesses, as well as experience serving on the boards and committees of both public and private companies.

Mr. Jimmy Hallac, age 47, has served as a director since March 28, 2017 and is a managing director of Leucadia, where he has been employed since 2002. Mr. Hallac also serves on the boards of certain of Leucadia’s portfolio entities, including, FXCM Group LLC, as Chairman, Linkem S.p.A.and Golden Queen Mining Company LLC. Mr. Hallac has managerial and investing experience in a broad range of businesses and has experience serving on the boards of private companies.

Michael A. Lobatz, age 68, has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981.  Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Joseph S. Steinberg, age 74, has served as a director since August 1998 and as Chairman of the Board since December 1999.  Mr. Steinberg is Chairman of the Board of Directors of Leucadia, and from January 1979 until March 1, 2013 served as President of Leucadia.  Mr. Steinberg is also a director of Jefferies.  He also serves as the Chairman of HRG Group, Inc. (formerly known as Harbinger Group Inc.) and serves on the board of directors of Crimson Wine Group, Ltd.  Mr. Steinberg had previously served as a director of Mueller and Fortescue.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Leucadia.  He also has experience serving on the boards and committees of both public and private companies.

Executive Officers

Paul J. Borden, age 69, has served as a director and our President since May 1998.  Mr. Borden was a Vice President of Leucadia from August 1988 through October 2000, responsible for overseeing many of Leucadia’s real estate investments.  Prior to working for Leucadia, he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

John K. Aden, Jr., age 60, has served as Vice President of the Company since May 2012 and has been employed by us as Senior Project Development Manager since May 2012.  Prior to joining us, Mr. Aden was an Executive Vice President from 1998 to April 2012 and Vice President from 1994 to 1997 for The Otay Land Company and JPB Development and Vice President of Community Development from 1989 to 1994 for The Eastlake Company, real estate development companies in San Diego, California.  Mr. Aden is a licensed architect.

Christian E. Foulger, age 43, has served as Vice President of the Company since April 2011 and has been employed by us as a Special Projects Manager since November 2005.  Prior to joining us, Mr. Foulger was a Financial Analyst from 1998 to 2000 and Vice President from 2001 to October 2005 for Cottonwood Partners Management, a real estate development and management company in Salt Lake City, Utah.

Erin N. Ruhe, age 52, has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by us as Controller since January 1999.  Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Leucadia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that during the year ended December 31, 2017, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Business Practice

We have a Code of Business Practice, which is applicable to all of our directors, officers and employees, and includes a Code of Practice applicable to our principal executive officers (as listed above) and senior financial officers.  Both the Code of Business Practice and the Code of Practice applicable to our principal executive officers and senior financial officers are available on our website. We intend to post amendments to or waivers from our Code of Practice on our website if disclosure is required by applicable law.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

The Board of Directors has a Compensation Committee consisting of Joseph S. Steinberg (the "Compensation Committee") that determines and approves the compensation of our executive officers, including those named in the Summary Compensation Table below (the “Named Executive Officers”).

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

At our 2017 annual meeting of stockholders, the say-on-pay advisory vote received approval from approximately 99.9% of the shares voted on the matter and the Compensation Committee made no significant changes to our executive compensation program during the year.

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

Elements of Compensation

Our compensation package for executive officers consists of three basic elements: (1) base salary; (2) annual bonus compensation; and (3) long-term incentives in the form of stock options granted pursuant to our Amended and Restated 1999 Stock Incentive Plan (the “Option Plan”) and the opportunity to be awarded restricted stock units (“RSUs”) pursuant to our RSU Opportunity Plan (the “2014 RSU Plan”) adopted in 2014 and the RSU Opportunity Plan (the "2017 RSU Plan") adopted in 2017.

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

In evaluating each executive’s performance, the Compensation Committee takes into account the incremental value to us of obtaining project approvals and entitlements as our development projects progress, and places more emphasis on whether the executive’s performance has increased our long-term value, rather than on our earnings for that year.  The Compensation Committee also recognizes that, due to the extended length of time that it takes to obtain land entitlements, especially in California where our development business is currently centered, the current efforts of our executive officers may not result in operating profits for many years in the future.

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

For Mr. Borden, the Compensation Committee recognized his leadership role in setting objectives and priorities for the Companies’ projects which often involves resolving issues that could jeopardize progress. For 2017, notable achievements included the successful grand opening of the new master plan community at the Village of Escaya. Other significant achievements relating to Village of Escaya included successfully negotiating agreements which provide for public schools, providing management oversight leading to commencement of construction on the mixed-use town center and addressing issues related to potential environmental concerns. The Compensation Committee also recognized that Mr. Borden worked with Mr. Aden in managing the SweetBay property and the contract homebuilder relationship at The Estates at San Elijo Hills. Mr. Borden worked with Mr. Foulger on the successful EB-5 financing and the project managers on planning and entitlement efforts for the Fanita Ranch property. Much of Mr. Borden’s time was spent on providing managerial oversight and advice on all of the Company’s development projects and income properties. The Compensation Committee also recognized Mr. Borden’s continuing role in ensuring that the Company is well managed with capable senior management in place to provide for management continuity and succession when necessary.

For Mr. Aden, the Compensation Committee recognized his continuing success in providing senior management support to the project managers. Mr. Aden was responsible for ensuring that the deadlines for project improvements were satisfied and for prioritizing tasks to keep projects on schedule. For 2017, the Compensation Committee considered, among Mr. Aden’s accomplishments at the Village of Escaya: (i) the implementation of the builder agreements that led to a very successful grand opening, (ii) the final design and commencement of construction of the various community amenities, (iii) the progress toward completion of infrastructure and (iv) finalizing various project approvals and permits. The Compensation Committee also recognized Mr. Aden’s successful efforts at the SweetBay project which included meeting sales volume goals while implementing price increases and progress made on product development and planning for future phases of development. In regards to Fanita
Ranch, the Compensation Committee recognized his contribution in finalizing submittal of the full project application to the City of Santee, completion of the draft Multiple Species Conservation Plan (“MSCP”), an important environmental hurdle, and progress toward an offsite highway improvement agreement with the state highway agency. At San Elijo Hills, he also assisted in home sale closings and new home sale contracts for future phases.

For Mr. Foulger, the Compensation Committee recognized his success in obtaining funding under the federal EB-5 visa program. Mr. Foulger provided oversight in structuring the EB-5 private placement memorandum and was responsible for the successful marketing effort of this ongoing funding effort. The Compensation Committee also recognized Mr. Foulger’s progress in managing various other projects and properties including the Brooklyn Renaissance Plaza project, The Market Common and Ashville Park. During the year, Mr. Foulger expanded his role where he spent more time collaborating with Mr. Borden and Ms. Ruhe in the operations and planning of all major corporate matters.

For Ms. Ruhe, the Compensation Committee again considered her continuing leadership role in managing the Company’s accounting and financial reporting, the treasury and risk management areas, corporate governance and human resources. Notable accomplishments included the successful conclusion of an IRS audit and the implementation of new tax strategies that will result in significant corporate tax benefits. Other areas of accounting accomplishments were the work done on coordinating new external audits and her enhancement of internal controls and the implementation of accounting requirements related to debt instruments, joint ventures and new business revenues. The Compensation Committee also recognized several important changes made involving human resources and insurance. These included a change in service providers for the Company’s 401(k) plan, delegating human resource administration functions to improve management efficiency, and the continued management of an increasingly important relationship with the Company’s surety company where bonding capacity is increasing. Of particular importance, the Compensation Committee considered Ms. Ruhe’s vital role in managing the Company’s banking and borrowing relationships where new loans are in progress and the Company’s outstanding notes were refinanced. She was also recognized for providing continuing managerial support to all of the Company’s projects and corporate operations.

Based upon the foregoing, on January 5, 2018, the Compensation Committee approved annual salary increases (effective January 1, 2018) and discretionary 2017 cash bonuses for each of the Named Executive Officers reflected in the Summary Compensation Table below.

Additionally, all of our employees receive a year-end bonus equal to approximately 3% of base salary and a discretionary bonus.

Long-Term Incentives – Stock Options

By means of our Option Plan (described below), we seek to retain the services of persons now holding key positions and to secure the services of persons capable of filling such positions.

Options Awarded to Executive Officers

Occasionally, stock options may be awarded which, under the terms of our Amended and Restated 1999 Stock Incentive Plan (the "Option Plan"), permit the executive officer or other employee to purchase shares of our common stock at not less than the fair market value of the shares of common stock at the date of grant.  The extent to which the employee realizes any gain is, therefore, directly related to increases in the price of our common stock and, therefore, stockholder value, during the period of the option.  In certain circumstances, options having an exercise price below the fair market value of our common stock on the date of grant may be issued (although none have been granted to date).  Options granted to executive officers become exercisable at the rate of 25% per year, commencing one year after the date of grant.  As discussed above under “Short-Term Incentives – Annual Bonus Compensation,” the number of stock options awarded to an executive officer is not based on any specific formula, but rather on a subjective assessment of the executive’s performance and our performance.  Options are priced at the closing price on the date of grant and are not granted to precede the announcement of favorable information.

Options Awarded to Directors

Under the terms of our Option Plan, each director, including Paul J. Borden, is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  As stated above, options are priced at the closing price on the date of grant.

In August 2017, pursuant to this automatic grant, each director, including Paul J. Borden, was granted options to purchase 1,000 shares of our common stock with an exercise price of $44.00 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

Long-Term Incentives – Restricted Stock Units

2017 RSU Plan:
On August 4, 2017, the Board of Directors adopted an RSU Opportunity Plan (the “2017 RSU Plan”) under which 66,000 shares of Common Stock are authorized for issuance to our executive officers. Participants were eligible for RSU awards based on satisfaction of performance criteria established by the Board of Directors in 2017. The restricted stock units (“RSUs”) may be granted at the end of the performance period based on the degree to which performance criteria has been satisfied at the sole discretion of the Board of Directors. The performance period ends on December 31, 2019, and RSUs will be issued no later than April 1, 2020.

2014 RSU Plan:
On August 13, 2014, the Board of Directors adopted an RSU Opportunity Plan (the "2014 RSU Plan”) under which 100,000 shares of Common Stock were authorized for issuance under the 2014 RSU Plan to our executive officers. Participants were eligible for RSU awards based on satisfaction of performance criteria established by the Board of Directors in 2014. The performance period under the 2014 RSU Plan ended on December 31, 2016. The Board of Directors evaluated the participants' performance against the performance criteria and awarded an aggregate of 75,000 RSUs to the participants on March 15, 2017. Fifty percent of the RSU award under the 2014 RSU Plan will vest on December 31, 2017, and the remaining fifty percent will vest on December 31, 2018, provided that the executive officer has been continuously employed by the Company through the applicable vesting date.

The 2014 RSU grant consists of two settlement features:

(1) 45,000 RSUs will be settled through the issuance of shares of Common Stock within 30 days of each vesting date; this component is classified as an equity award. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. On December 31, 2017, 22,500 RSUs vested and were distributed in 2018 to our executive officers; stock compensation expense for this component of the award was $1,000,000 for 2017.

(2) 30,000 RSUs will be settled in cash based on the average closing price over a period of ten trading days immediately preceding the date of declaration which must occur within thirty days of the respective vesting date. This component is classified as a liability award, which requires us to measure the fair value of the award at the end of each reporting period. On December 31, 2017, 15,000 RSUs vested and were settled in cash on January 29, 2018, the date of declaration. Stock compensation expense for this component of the award was $750,000 for 2017.

Other Benefits; Executive Perquisites

Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

Mr. Borden maintains his primary residence in New Jersey.  We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California.  Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements.  As a result, beginning in 2005, the Board of Directors (without Mr. Borden’s participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.  In 2017, we paid Mr. Borden $47,172 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2017.

Mr. Aden receives a monthly car allowance.

No other Named Executive Officers receive perquisites.

CEO Pay Ratio

Our 2017 CEO to median employee pay ratio is 14:1. Our CEO had 2017 annual total compensation of $1,398,004, while our median employee had 2017 annual total compensation of $96,644.

Our CEO to median employee pay ratio is calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining the 2017 W-2 wages for all individuals, excluding our CEO, who were employed by us on December 31, 2017. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions or estimates with respect to total compensation, but we did annualize the compensation for any full-time employees that were hired during 2017 so that we could compare data on a similar basis. We believe the use of W-2 wages for all employees is a consistently applied compensation measure that allowed us to efficiently identify the median employee in order to calculate the CEO pay ratio. We define "total compensation" as the aggregate of salary, bonus, stock awards, option awards, and "all other compensation", as applicable, as set forth in the 2017 Summary Compensation Table below. After identifying the median employee based on total W-2 wages, we calculated annual total compensation in 2017 for such employee using the same methodology we use for our named executive officers as set forth in the 2017 Summary Compensation Table below.

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although one of our directors, Mr. Steinberg, beneficially own approximately 4.8% of our outstanding common stock.

Accounting and Tax Matters

The cost of all share-based payments to employees or directors is recognized in the financial statements based on their fair values.  The cost is recognized as an expense over the vesting period of the award.

Under Section 162(m) of the Internal Revenue Code of 1986 (“Section 162(m)”), for 2017 and prior years, certain compensation paid by the Company to its Named Executive Officers was subject to a limitation on tax deduction for amounts in excess of $1 million per year, unless the compensation qualified as “performance-based compensation” under Section 162(m). In 2017 and in prior years, the Company’s executive compensation program was administered, to the maximum extent deemed appropriate by the Compensation Committee, in a manner intended to comply with the performance-based compensation exception, while maintaining flexibility to pay amounts that may not so qualify. Under the Tax Act, the performance-based compensation exception from the deduction limitation under Section 162(m) has been eliminated, except for certain compensation arrangements that are eligible for a transition rule under the new tax law. Thus, the Company expects that additional amounts paid to its named executive officers in 2018 and future years will not be tax deductible for federal income tax purposes. The Compensation Committee will continue to take into account the impact of Section 162(m) on its executive compensation programs, including the availability of the grandfathering rule for existing qualified arrangements.

Compensation Committee Report

I have reviewed and discussed with our management the above Compensation Discussion and Analysis (“CD&A”).  Based upon my review and discussions, I have recommended to the Board of Directors that the CD&A be included in this Form 10-K.

Compensation Committee

Joseph S. Steinberg

Summary Compensation Table

				Equity Compensation
Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Award (2)	Compensation (3)		Total
Paul J. Borden,	2017	$390,770	$261,723	$400,875	$200,807	$143,829	(4)	$1,398,004
President	2016	$383,108	$211,493	$—	$10,535	$133,404		$738,540
	2015	$375,596	$236,268	$—	$10,904	$151,502		$774,270

John K. Aden, Jr.	2017	$319,707	$259,591	$601,313	$157,721	$17,299	(5)	$1,355,631
Vice President	2016	$313,438	$209,403	$—	$—	$17,084		$539,925
	2015	$307,292	$209,219	$—	$—	$17,029		$533,540

Christian E. Foulger,	2017	$245,714	$257,371	$601,313	$157,721	$11,299	(6)	$1,273,418
Vice President	2016	$240,896	$207,227	$—	$—	$11,084		$459,207
	2015	$236,173	$207,085	$—	$—	$11,029		$454,287

Erin N. Ruhe,	2017	$234,462	$207,034	$400,875	$157,721	$11,299	(7)	$1,011,391
Vice President,	2016	$229,865	$206,896	$—	$—	$11,084		$447,845
Treasurer and	2015	$225,358	$181,761	$—	$—	$15,446		$422,565
Controller

(1)
This column represents the aggregate compensation earned in 2017 under the 2014 RSU Plan. The fair value of award was based on the average closing price over a period of ten trading days immediately preceding the date of declaration which was January 29, 2018 which was within the thirty day window from the December 31st vesting date. See Note 7 to our consolidated financial statements contained herein.

(2)
This column represents the grant date fair value of stock options granted to the named executive, including stock options granted to the CEO for director services, in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 7 to our consolidated financial statements contained herein.

(3)
Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer.  The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.

(4)
Consists of non-cash compensation of $40,814 for maintaining a temporary residence in California and $17,139 for airfare to and from his primary residence in New Jersey, $47,172 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us and director fees from the Company of $24,000. This column also includes transportation and the personal use of a company car while in California and related expenses, as well as contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden.

(5)
Consists of a monthly car allowance and contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Aden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Aden.

(6)
Consists of contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Foulger, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Foulger.

(7)
Consists of contributions made by us to a defined contribution 401(k) plan, life insurance benefits on behalf of Ms. Ruhe, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Ms. Ruhe.

Grants of Plan-Based Awards in 2017
This table provides information about equity awards granted to our Named Executive Officers in 2017 under our Option Plan.  As discussed in the CD&A, in August 2017, Mr. Borden was granted 1,000 options pursuant to the automatic grant to directors under the Option Plan.

	Grant	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Date	Options (1)	Awards ($/share) (2)	Option Awards (3)

Paul J. Borden,	8/4/2017	1,000	$44.00	$11,542
President

(1)
This column shows the number of shares of common stock issuable under options granted in 2017.  The options vest and become exercisable in four equal installments beginning one year after the grant date.

(2)	This column shows the exercise price for the stock options granted, which was the closing price of our common stock on the date of grant.

(3)
This column shows the grant date fair value of stock options awarded in 2017.  The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period.  For information on the valuation assumptions with respect to this grant refer to Note 7 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End
This table provides information on the holdings of option awards by our Named Executive Officers at December 31, 2017.  This table includes exercisable and unexercisable stock options.  Options granted to our Named Executive Officers on August 4, 2017, vest and become exercisable in four equal annual installments, commencing one year from the grant date.  Options granted to Mr. Borden as a director also vest and become exercisable in four equal annual installments, commencing one year from the grant date.  For additional information about the option awards, see “Long-Term Incentives – Stock Options –Options Awarded to Executive Officers” in the CD&A.

		Option Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
Name	Grant Date	Exercisable	Unexercisable

Paul J. Borden,	7/11/2013	1,000	—	$32.30	7/11/2018
President	6/12/2014	750	250	$58.00	6/12/2019
	7/15/2015	500	500	$47.85	7/15/2020
	7/14/2016	250	750	$40.50	7/14/2021
	8/4/2017	—	1,000	$44.00	8/4/2022
	8/4/2017	—	15,000	$44.00	8/4/2022

John K. Aden, Jr.	8/4/2017	—	12,500	$44.00	8/4/2022
Vice President

Christian E. Foulger,	8/4/2017	—	12,500	$44.00	8/4/2022
Vice President

Erin N. Ruhe,	8/4/2017	—	12,500	$44.00	8/4/2022
Vice President,
Treasurer and
Controller

Option Exercises in Fiscal 2017

This table provides information for the Named Executive Officers with respect to stock options exercised during 2017, including the number of shares acquired upon exercise and the value realized, each before payment of any applicable withholding taxes.

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise

Paul J. Borden (1)	1,000	$23,150

(1) Mr. Borden exercised 1,000 stock options on July 7, 2017 with an exercise price of $22.35 per share and a market price of $45.50 per share.

Potential Payment upon Termination of Employment

None of the Named Executive Officers is a party to an employment agreement.  However, under the terms of our current Option Plan, the time within which to exercise vested options may be extended in accordance with the Option Plan, but not beyond the expiration date of the option, for a period of either three months, one year or three years, depending on the triggering event (which are various forms of termination of employment); these triggering events do not result in any acceleration of any unvested options.  For the number of options exercisable by each Named Executive Officer as of December 31, 2017 see the “Outstanding Equity Awards at Fiscal Year-End” table above.
Upon the occurrence of an Extraordinary Event of the Company (as defined in the Option Plan, including a change in control of the Company) all then-outstanding options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2017, Mr. Borden would have received $143,013, Mr. Aden would have received $103,125 Mr. Foulger would have received $103,125 and Mrs. Ruhe would have received $103,125 (determined by multiplying (A) the spread between the $52.25 closing price on December 31, 2017 and the per common share exercise price for each option by (B) the number of common shares covered by previously unvested options).

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
Director Compensation
In 2017, each non-employee director received a retainer of $24,000 for serving on the Board of Directors.  In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee and Dr. Lobatz was paid $17,000 for serving on the Audit Committee.  Under the terms of our Option Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year.  The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant.  These options become exercisable at the rate of 25% per year commencing one year after the date of grant.  As a result, options to purchase 1,000 shares of Common Stock at an exercise price of $44.00 per share were awarded to each of Messrs. Borden, Bienvenue, Considine, Friedman, Hallac, Lobatz and Steinberg on August 8, 2017.  We reimburse directors for reasonable travel expenses incurred in attending board and committee meetings.  This table sets forth compensation paid to our non-employee directors during 2017.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	All Other Compensation		Total (3)

Patrick D. Bienvenue	$24,000	$11,542	$39,068	(4)	$74,610
Timothy M. Considine	$50,000	$11,542	$—		$61,542
Brian P. Friedman (5)	$—	$11,542	$—		$11,542
Jimmy Hallac (5)	$—	$11,542	$—		$11,542
Michael A. Lobatz	$41,000	$11,542	$—		$52,542
Joseph S. Steinberg (5)	$—	$11,542	$—		$11,542
(1)    This column reports the amount of cash compensation earned in 2017 for Board and committee service.

(2)
This column represents the fair value of options granted to directors in 2017 calculated in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 7 to our consolidated financial statements contained herein.

(3)	This table does not include disclosure for any perquisites or other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

(4)
Mr. Bienvenue received consulting fees from the Company of $30,000 and travel reimbursement of $9,068.  The fees were approved by the Audit Committee in accordance with our Related Person Transaction Policy as defined below.

(5)    Mr. Friedman, Mr. Steinberg and Mr. Hallac elected to direct their director fees to Leucadia.
The table below reflects the options which were exercised and the value realized during fiscal 2017 for each of our non-employee directors.

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Patrick D. Bienvenue	1,000	$23,150
Michael A. Lobatz	1,000	$23,150
Joseph S. Steinberg	1,000	$22,650

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans as of December 31, 2017.  All outstanding awards relate to our Common Stock.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	215,500	(1)	$34.95	(2)	255,400

Equity compensation plans not approved by security holders	—		—		—
Total	215,500		$34.95		255,400

(1)  Includes shares to be issued upon settlement of 45,000 RSUs under the RSU Opportunity Plan (the "2014 RSU Plan”). Excludes 30,000 RSUs that will be settled in cash under the 2014 RSU Plan.

(2)  The weighted average exercise price is calculated including RSUs which have an exercise price of zero. If the weighted average exercise price was calculated including only those awards that have a specific exercise price, the weighted average exercise price for plans approved by security holders would be $44.18.

Present Beneficial Ownership

Set forth below is certain information as of February 8, 2018, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of our Named Executive Officers, (4) the trusts for the benefit of Mr. Steinberg’s children and charitable foundations established by each of Mr. Cumming and Mr. Steinberg and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Leucadia National Corporation (a)	10,852,123	(b)	70.1%	(c)
Beck, Mack & Oliver LLC	1,427,992	(d)	9.2%
John K. Aden, Jr.	6,750		*
Patrick D. Bienvenue	6,408	(e)	*
Paul J. Borden	8,200	(e)	*
Timothy M. Considine	6,400	(f)	*
Christian E. Foulger	9,250		*
Brian P. Friedman	1,500	(b)(g)	*
Jimmy Hallac	—	(b)	*
Michael A. Lobatz	7,408	(e)	*
Erin N. Ruhe	12,500		*
Joseph S. Steinberg	748,330	(b)(h)	4.8%
The Steinberg 1989 Trust	27,532	(i)	0.2%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(j)	0.3%
All Directors and executive officers as a group (10 persons)	806,746	(k)	5.2%
___________________
* Less than 0.1%.

(a) The business address of this beneficial owner is 520 Madison Avenue, New York, New York 10022.

(b)
Messrs. Steinberg and Friedman are executive officers, directors and shareholders of Leucadia National Corporation. Mr. Hallac is also a managing director and shareholder of Leucadia National Corporation.

(c)
Pursuant to a stockholders' agreement with us, Leucadia has agreed that to the extent its ownership of our common stock exceeds 45% of our outstanding voting securities, Leucadia will limit its vote to no more than 45% of the total outstanding voting securities on any matters, assuming all of the total outstanding voting securities not owned by Leucadia, vote on such matters.

(d)
The business address of the beneficial owner is 360 Madison Avenue, New York, New York 10017.  Based upon a Schedule 13G filed with the SEC on February 2, 2018, by Beck, Mack & Oliver LLC (“BMO”) and discussions with BMO, the securities reported in BMO’s Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO.  Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients.  Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.

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

(g)    Includes 1,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(h)
The business address for Mr. Steinberg is c/o Leucadia National Corporation, 520 Madison Avenue, New York, New York 10022. Includes (i) 3,676 shares (less than 0.1%) beneficially owned by Mr. Steinberg’s wife as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares (0.4%) owned by trusts for the benefit of Mr. Steinberg’s children and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

(i)    Mr. Steinberg disclaims beneficial ownership of our common stock held by this trust.

(j)	Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.
(k)    Includes 14,000 shares that may be acquired upon the exercise of currently exercisable stock options.

As of February 8, 2018, Cede & Co. held of record 4,638,272 shares of our common stock (approximately 30.0% of our total common stock outstanding).  Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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

Prior to Mr. Cumming's resignation, he sold 783,889 of our shares for $31,300,000 to Leucadia in a privately negotiated transaction during March 2017. Mr. Cumming was considered to be a “Related Person” under our Related Person Transaction Policy at the time of the sale.  Accordingly, the Audit Committee of the Board (the “Audit Committee”) considered the transaction and recommended to the Board the approval of the sales transaction, which was unanimously approved by the Board (with Mr. Cumming abstaining from the vote).

In 2015, Mr. Steinberg, the chairman of our Board of Directors, entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased Notes with a value of $5 million, or 4%, of the principal amount of the Old Notes issued, which were fully redeemed on September 28, 2017 on the same terms as other redemptions.

On September 27, 2017, Mr. Steinberg entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased New Notes with a value of $7 million, or 9.3%, of the principal amount of the New Notes issued (such purchases and redemptions, the “Affiliate Note Transactions”). Mr. Steinberg is considered to be a Related Person under our Policy. Accordingly, the Audit Committee considered the Affiliate Note Transactions and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Mr. Steinberg abstaining from the vote).

Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the Notes and for the New Notes. Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Leucadia. Leucadia is our affiliate and a Related Person under the Policy. Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group LLC, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Old Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Old Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the New Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

We entered into a consulting agreement between us and Patrick Bienvenue, one of our directors, to consult on various projects, primarily SweetBay.  The agreement was approved by the Audit Committee pursuant to the Policy.  During 2017 and 2016, we paid Patrick Bienvenue $39,000 and $10,000, respectively, for his services and travel expenses under this agreement.

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Leucadia is contractually obligated to obtain these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned pursuant to the terms of agreements entered into when those subsidiaries were acquired from Leucadia by us.  Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of our subsidiaries would be obligated to reimburse Leucadia for the amount drawn.  As of December 31, 2017, the amount of outstanding bonds was approximately $700,000, none of which has been drawn upon.

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

Since 1995, Leucadia has been providing administrative and accounting services to us.  Under the current administrative services agreement, Leucadia provides services to us for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2017).  Pursuant to this agreement, Leucadia provides the services of Mr. Roland Kelly, our Secretary, in addition to various administrative functions.  Mr. Kelly is an officer of subsidiaries of Leucadia.  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving us not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.

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

Audit Fees and Tax Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K, the review of financial statements included in our Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules.  All such services were approved by the Audit Committee.  Audit Fees aggregated $700,000 and $700,000 for the years ended December 31, 2017 and 2016, respectively.  Additionally, we incurred tax fees for professional services rendered by PwC for tax compliance, tax advice and tax planning of $60,000 in 2017 and $40,000 in 2016.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

	Reports of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets at December 31, 2017 and 2016	F-3

	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	F-4

	Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	Financial Statement Schedules.

Schedule I - Brooklyn Renaissance Holdings audited financial statements as of December 31, 2017 and for the year ended 2017. Brooklyn Renaissance Holdings financial statements as of December 31, 2016 and for the years ended December 31, 2016 and 2015 with audit report not required.

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

3.1	Restated Certificate of Incorporation, as restated July 3, 1995 of the Company (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 1995).
3.2	Amended and Restated Bylaws of the Company, as amended through December 14, 1999 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1999).

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
3.5
Certificate of Amendment of the Restated Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”)).

3.6	Certificate of Amendment of the Certificate of Incorporation of the Company, dated July 10, 2003 (incorporated by reference to Exhibit 3.6 to the Company’s 2003 10-K).
3.7
Certificate of Amendment to the Restated Certificate of Incorporation of the Company, dated August 2, 2010 (incorporated by reference to Exhibit 3.7 to our Annual Report on Form 10-K for the year ended December 31, 2010).

4.1
Stockholders Agreement dated as March 28, 2014, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K dated April 3, 2014).

4.2
Indenture, dated June 30, 2015 (the "2015 Indenture") among HomeFed Corporation, guarantors party thereto from time to time and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K dated July 6, 2015).

4.3
Fourth Supplemental Indenture, dated as of January 27, 2017, by and among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K dated February 2, 2017).

4.4
Indenture, dated as of September 28, 2017 (the “2017 Indenture”), among HomeFed Corporation, guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K dated October 2, 2017).

10.1
Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to our current report on Form 8‑K dated August 28, 1998).

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
10.5
Amendment No. 3 dated as of December 31, 2001 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.6
Registration Rights Agreement dated as of October 21, 2002, by and between HomeFed Corporation and Leucadia National Corporation (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated October 22, 2002).

10.7	Form of Grant Letter for the 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2004). +
10.8
Amendment No. 4 dated as of May 28, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 10-K”)).

10.9	Amendment No. 5 dated as of November 15, 2002 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.35 of the 2002 10-K).
10.10	Amendment dated as of October 21, 2002 to the Development Management Agreement dated as of August 14, 1998 (incorporated by reference to Exhibit 10.36 of the 2002 10-K).
10.11	Contribution Agreement between the Company and San Elijo Hills Development Company, LLC, dated as of October 21, 2002 (incorporated by reference to Exhibit 10.37 of the 2002 10-K).
10.12	Agreement and Guaranty, dated as of October 1, 2002, between Leucadia National Corporation and CDS Holding Corporation (incorporated by reference to Exhibit 10.38 of the 2002 10-K).
10.13	Obligation Agreement, dated as of October 1, 2002, between Leucadia National Corporation and San Elijo Ranch, Inc. (incorporated by reference to Exhibit 10.39 of the 2002 10-K).

10.14	Tax Allocation Agreement between the Company and our subsidiaries dated as of November 1, 2002 (incorporated by reference to Exhibit 10.21 to the 2003 10-K).
10.15
Amendment No. 1 to the First Amended and Restated Development Agreement and Owner Participation Agreement between the City of San Marcos, the San Marcos Redevelopment Agency and the San Elijo Hills Development Company, LLC dated as of February 11, 2004 (incorporated by reference to Exhibit 10.22 to the Company’s 2003 10-K).

10.16	Amendment No. 6 dated as of December 31, 2003 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.23 to the 2003 10-K).
10.17
Amendment No. 7 dated as of December 31, 2004 to the Administrative Services Agreement dated as of March 1, 2000 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

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

10.25
Placement Agency and Closing Agency Agreement dated June 29, 2015, among HomeFed Corporation, the guarantors party to the 2015 Indenture from time to time and Jefferies LLC (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K dated July 6, 2015).

10.26
Non-Affiliate Note Purchase Agreement dated June 29, 2015, among HomeFed Corporation, the guarantors party to the 2015 Indenture from time to time and the non-affiliate investors (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K dated July 6, 2015).

10.27
Affiliate Note Purchase Agreement dated June 29, 2015, among HomeFed Corporation, the guarantors party to the 2015 Indenture from time to time and the affiliate investors (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K dated July 6, 2015).

10.28
Non-Affiliate Note Purchase Agreement, among HomeFed Corporation, the guarantors party to the 2017 Indenture from time to time and the non-affiliate investors (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K dated October 2, 2017).

10.29
Affiliate Note Purchase Agreement, among HomeFed Corporation, the guarantors party to the 2017 Indenture from time to time and the affiliate investors (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K dated October 2, 2017).

10.30	Information Concerning Executive Compensation (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 9, 2018).

21	Subsidiaries of the Company.

23.1
Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statement on Form S-8 (File No. 333-221471), (File No. 333-198188), (File No. 333-97079) and (File No. 333-175563).

23.2
Consent of PricewaterhouseCoopers LLP with respect to the inclusion in this Annual Report on Form 10-K the financial statements of Brooklyn Renaissance Holdings and with respect to the incorporation by reference into the Company’s Registration Statement on Form S-8 (file No. 333-221471), (file No. 333-198188)(File No. 333-97079) and (File No. 333-175563).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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
HOMEFED CORPORATION

March 5, 2018	By /s/	Erin N. Ruhe
Erin N. Ruhe, Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 5, 2018	By /s/ Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

March 5, 2018	By /s/ Christian E. Foulger	President
	Christian E. Foulger	(Principal Executive Officer)

March 5, 2018	By /s/ Erin N. Ruhe	Vice President, Treasurer and Controller
	Erin N. Ruhe	(Principal Financial and Accounting Officer)

March 5, 2018	By /s/ Paul J. Borden	Vice Chairman and Director
Paul J. Borden

March 5, 2018	By /s/ Patrick D. Bienvenue	Director
Patrick D. Bienvenue

March 5, 2018	By /s/ Timothy M. Considine	Director
Timothy M. Considine

March 5, 2018	By /s/ Jimmy Hallac	Director
Jimmy Hallac

March 5, 2018	By /s/ Brian P. Friedman	Director
Brian P. Friedman

March 5, 2018	By /s/ Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

 To the Board of Directors and Shareholders of HomeFed Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), of HomeFed Corporation and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Denver, Colorado
March 5, 2018

We have served as the Company’s auditor since 1995.

Part I -FINANCIAL INFORMATION
Item 1. Financial Statements.
HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2017 and December 31, 2016
(Dollars in thousands, except par value)

	December 31,	December 31,
	2017	2016
ASSETS
Real estate held for development	$311,664	$297,665
Real estate held for investment, net	38,022	42,536
Cash and cash equivalents	40,415	53,140
Restricted cash	2,685	2,672
Equity method investments	152,345	127,379
Accounts receivable, deposits and other assets	21,565	18,564
Intangible assets, net	3,005	5,634
Assets held for sale	8,422	—
Net deferred tax asset	34,863	34,742

TOTAL	$612,986	$582,332

LIABILITIES
Accounts payable and accrued liabilities	$23,671	$13,438
Below market lease contract intangibles, net	1,930	2,729
Non-refundable option payments	255	25
Liability for environmental remediation	1,452	1,455
Deferred revenue	1,230	4,311
Income taxes payable	—	1,338
Other liabilities	2,564	5,778
Accrued interest payable	1,262	—
Long-term debt, net	118,213	102,084

Total liabilities	150,577	131,158

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,474,032 and 15,448,500 shares outstanding after deducting 397,377 and 395,409 shares held in treasury	155	154
Additional paid-in capital	600,308	599,033
Accumulated deficit	(143,160)	(155,011)
Total HomeFed Corporation common shareholders' equity	457,303	444,176
Noncontrolling interest	5,106	6,998
Total equity	462,409	451,174

TOTAL	$612,986	$582,332

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
December 31, 2017, 2016, and 2015
(In thousands, except per share amounts)

	2017	2016	2015
REVENUES
Sales of real estate	$50,622	$53,275	$40,594
Rental income	23,930	22,717	23,210
Farming revenues	3,507	4,436	5,042
Co-op marketing and advertising fees	584	568	692
	78,643	80,996	69,538

EXPENSES
Cost of sales	45,198	35,830	22,243
Rental operating expenses	17,122	17,626	17,485
Farming expenses	3,510	3,596	3,467
General and administrative expenses	16,555	14,695	13,689
Depreciation and amortization	3,685	4,973	4,193
Administrative services fees to Leucadia National Corporation	180	180	180
	86,250	76,900	61,257

Income (loss) before income (losses) from equity method investments	(7,607)	4,096	8,281

Income (losses) from equity method investments	9,046	(947)	(1,137)

Income from operations	1,439	3,149	7,144

Interest and other income	618	4,739	1,615

Income before income taxes and noncontrolling interest	2,057	7,888	8,759

Income tax (expense) benefit	9,852	29,075	(2,256)

Net income	11,909	36,963	6,503

Net income attributable to the noncontrolling interest	(58)	(279)	(668)

Net income attributable to HomeFed Corporation common shareholders	$11,851	$36,684	$5,835

Basic and diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.77	$2.38	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2017, 2016 and 2015
(In thousands, except par value)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2015	$154	$597,271	$—	$(197,530)	$399,895	$12,651	$412,546

Net income				5,835	5,835	668	6,503
Distributions to noncontrolling interest					—	(3,300)	(3,300)
Share-based compensation expense		117			117		117
Exercise of options to purchase common shares, including excess tax benefit		534			534		534

Balance, December 31, 2015	154	597,922	—	(191,695)	406,381	10,019	416,400

Net income				36,684	36,684	279	36,963
Distributions to noncontrolling interest					—	(3,300)	(3,300)
Share-based compensation expense		75			75		75
Exercise of options to purchase common shares, including excess tax benefit		1,036			1,036		1,036

Balance, December 31, 2016	154	599,033	—	(155,011)	444,176	6,998	451,174

Net income				11,851	11,851	58	11,909
Distributions to noncontrolling interest					—	(1,950)	(1,950)
Share-based compensation expense		1,253			1,253		1,253
Exercise of options to purchase common shares	1	22			23		23

Balance, December 31, 2017	$155	$600,308	$—	$(143,160)	$457,303	$5,106	$462,409

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,909	$36,963	$6,503
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) Losses from equity method investments	(9,046)	947	1,137
Benefit for deferred income taxes	(121)	(34,124)	(2,683)
Share-based compensation expense	2,004	75	117
Excess tax benefit from exercise of stock options	—	(25)	(54)
Depreciation and amortization of property, equipment and leasehold improvements	515	516	397
Other amortization	4,485	6,363	4,854
Amortization related to issuance costs and debt discount of Senior Notes	—	1,241	668
Amortization related to investments	—	(821)	(1,141)
Loss on the extinguishment of debt	356	—	—
Acquisition of real estate, held for development	—	—	(154,055)
Changes in operating assets and liabilities:
Real estate, held for development	(10,799)	(7,443)	(1,853)
Real estate, held for investment	3,180	(393)	336
Restricted cash related to development activities	(13)	3,723	24
Accounts receivable, deposits and other assets	(1,509)	(4,313)	(2,827)
Deferred revenue	(3,081)	1,977	(194)
Accounts payable and accrued liabilities	(460)	1,317	(297)
Accrued interest payable	1,262	—	—
Non-refundable option payments	230	—	—
Liability for environmental remediation	(3)	(11)	(29)
Income taxes payable	(6,524)	(1,659)	3,076
Other liabilities	(3,965)	1,195	822
Net cash provided by (used for) operating activities	(11,580)	5,528	(145,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	—	—	(44,792)
Proceeds from sales of redeemed investments	—	11,424	—
Proceeds from sales of investments available for sale	—	—	33,097
Proceeds from maturities of investments available for sale	—	—	47,600
Proceeds from paydowns of investments held to maturity	—	—	1,899
Investments in equity method investments	(35,920)	(16,446)	—
Capital distributions from equity method investments	20,000	3,389	—
Net cash provided by (used for) investing activities	(15,920)	(1,633)	37,804

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	121,500	—	123,750
Reduction of debt	(103,145)	(14,581)	(7,274)
Payment of debt issuance costs	(1,653)	(586)	(1,134)
Distributions to noncontrolling interests	(1,950)	(3,300)	(3,300)
Exercise of options to purchase common shares	23	1,011	480
Excess tax benefit from exercise of stock options	—	25	54
Net cash provided by (used for) financing activities	14,775	(17,431)	112,576

Net increase (decrease) in cash and cash equivalents	(12,725)	(13,536)	5,181

Cash and cash equivalents, beginning of period	53,140	66,676	61,495

Cash and cash equivalents, end of period	$40,415	$53,140	$66,676

Supplemental disclosures of cash flow information:
Cash paid for income taxes (net of tax refunds)	$799	$6,729	$1,371
Cash paid for interest (net of amounts capitalized)	—	—	—

Non-cash operating activities:
Project development costs incurred that remain payable at year end	$16,605	$8,214	$4,194
Non-cash investing activities:
Land contributed as an investment in Village III Master	$—	$15,150	$—
Non-cash financing activities:
Debt issuance costs incurred but not yet paid	$1,748	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HomeFed Corporation and Subsidiaries Notes to Consolidated Financial Statements
1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the “Company,”) and its consolidated subsidiaries.  We also own equity interests in Brooklyn Renaissance Plaza and the Builder LLCs, which are accounted for under the equity method of accounting.  We are currently engaged, directly and through our subsidiaries, in the investment in and development of residential and commercial real estate properties in California, Virginia, South Carolina, Florida, Maine and New York.  All intercompany balances and transactions have been eliminated in consolidation.
There is no other comprehensive income for the years ended December 31, 2017, 2016 and 2015.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are highly complex in their application. The Tax Act revises the U.S. Corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21% and adopting a territorial income tax system. We have evaluated the impact that the Tax Act will have on both our Consolidated Balance Sheets and Consolidated Statements of Operations. At this time, based on information currently available, results for the fourth quarter of 2017 reflect a provisional expense of $1,250,000.
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

We record interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense. During the third quarter of 2015, resulting from a tax matter related to the acquisition of real estate properties and operations from Leucadia in 2014, we recorded an unrecognized tax benefit of approximately $2,550,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability.  During the fourth quarter of 2015, we increased the unrecognized tax benefit by $400,000 related to this tax matter.  During 2016, we increased the unrecognized tax benefit by approximately $1,350,000 related to this tax matter. During 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,700,000 reduction to unrecognized tax benefits.

Provision for Environmental Remediation – We record environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable.  During 2002, we recorded a charge of $11,150,000 representing our estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by a subsidiary of Otay Land Company.  The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the actual cost of the remediation, the expenses of the regulatory process, the costs of post-remediation monitoring requirements, inflation and other items. At December 31, 2017, we have a remaining balance of $1,450,000.

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

If a property is considered impaired, the impairment charge is determined by the amount of the property’s carrying value that exceeds its fair value.  We did not record any provisions for impairment losses during the years ended December 31, 2017, 2016 and 2015.
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

Real Estate – Real estate includes all expenditures incurred in connection with the acquisition, development and construction of the property, including interest paid to third parties and property taxes.  At acquisition, land costs are allocated to individual parcels or lots based on relative fair values or specific identification.  Interest, payroll related to construction, property taxes and other professional fees attributable to land and property construction are capitalized and added to the cost of those properties when active development begins and ends when the property development is fully completed and ready for its intended use. Subsequent to acquisition, substantially all development costs are specifically identifiable to individual parcels or lots, or are considered allocated costs that are allocated principally based on relative sales value. Interest, however, is allocated to each property principally based on the percentage of development costs incurred for the property compared to the total development costs incurred for the period.
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

Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2: Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3: Instruments that have little to no pricing observability as of the reported date.  These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The valuation of financial instruments may include the use of valuation models and other techniques.  Adjustments to valuations derived from valuation models may be made when, in management’s judgment, features of the financial instrument such as its complexity, the market in which the financial instrument is traded and risk and uncertainties about market conditions require that an adjustment be made to the value derived from the models.  Adjustments from the price derived from a valuation model reflect management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider in valuing that same financial instrument.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.

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

Equity Method Investments –  In situations where we have significant influence, but not control, of an entity we apply the equity method of accounting.  Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as income (loss) from equity method investments.  The recognition of our share of the investees’ results takes into account any special rights or priorities of investors; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses, and additionally, amortizing the difference between the fair value of the assets at the date of acquisition and the historical book basis over the remaining useful life of each asset, to calculate our share of the investment.  Our equity interests in Brooklyn Renaissance Plaza and the Builder LLCs are accounted for under the equity method of accounting as of December 31, 2017. We are required to periodically compare an investment’s carrying value to its estimated fair value. We would recognize an impairment charge if the carrying value exceeds the estimated fair value and is determined to be other than temporary.
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

Asset Held for Sale - We classify an asset held for sale in the period in which we commit to a plan to sell the asset, are actively seeking a buyer, the asset is being marketed for sale at a price that is reasonable in relation to its fair value, the asset is readily available for sale in its current condition, and the sale of the asset is likely to occur within one year. The sale of the Rampage property is not considered a strategic shift and has therefore not been presented as discontinued operations.

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

At December 31, 2015, we recorded a reduction of $150,000 to Rental income and Accounts receivable related to the straight-line calculation of rental income in 2014.  This out of period adjustment does not have a material impact on rental income, net income or accounts receivable as of and for the years ending December 31, 2017, 2016 and 2015.

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

Debt discount and issuance costs –We net the debt discount and issuance costs against the carrying value of the debt.  These costs are amortized as capitalized expenditures on a straight-line basis, which approximates the effective interest method, over the expected life of the respective debt liability.

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
Recently Adopted or Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective for interim and annual periods beginning after December 15, 2017. We will adopt the new guidance in the first quarter of 2018 using the modified retrospective approach with a cumulative effect adjustment to opening retained earnings on January 1, 2018. Our implementation efforts include the identification of revenue streams within the scope of the guidance and the evaluation of certain revenue contracts that impact the identified revenue streams. We have evaluated our Builder LLC agreements and have determined that recognition of the basis difference generated as a result of our contribution of land to the Village III Master is appropriate under the new guidance. As a result, we will recognize approximately $4,850,000 as an increase to our opening retained earnings on January 1, 2018 related to our equity investment in the Builder LLCs. We expect that this guidance may impact the timing of revenue recognition related to certain of our land sales, home sales, profit participation agreements, and co-op marketing fees and we expect that there will be an adjustment to opening retained earnings related to these revenue streams. We are continuing our evaluation to quantify the impact on opening retained earnings.

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

In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual and interim periods beginning after December 15, 2017. We have evaluated the guidance, and the adoption will impact the cash flow statement by changing the presentation of cash and cash equivalents to include restricted cash. We also believe it will not have a material effect on our consolidated financial statements.

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

2.            REAL ESTATE

Real estate carrying values are as follows (in thousands):

	December 31,
	2017	2016
Real estate held for development:
Otay Land project	$198,882	$182,075
San Elijo Hills project	29,938	26,929
Pacho project	17,672	17,988
Fanita Ranch property	22,601	20,021
SweetBay project	23,921	25,078
Ashville Park project	8,788	8,321
The Market Common	5,981	7,161
Rampage property (1)	—	6,211
Maine projects	3,881	3,881
Total	$311,664	$297,665

Real estate held for investment, gross
Land:
The Market Common	$3,744	$3,744
Buildings:
The Market Common	35,783	35,783
San Elijo Hills project	—	4,045
Maine projects	209	209
SweetBay project	523	523
Tenant improvements:
The Market Common	2,059	2,056
San Elijo Hills project	—	475
	42,318	46,835
Less: Accumulated depreciation	(4,296)	(4,299)

Real estate held for investment, net	$38,022	$42,536

(1) The Rampage property and related other assets are considered assets held for sale at December 31, 2017.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $7,600,000 and $8,750,000 for 2017 and 2016, respectively.

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

In 2016, Pacific Gas & Electric (“PG&E”), an affiliate of the lessor of the Pacho Property in which we have a leasehold interest, began the process of decommissioning its Diablo Canyon Power Plant, which is expected to be complete by 2025. The lessor has stated that it will not make any commitments on the disposition of certain lands, including the Pacho Property, until PG&E completes a public input process regarding the disposition of land that is required as part of the decommissioning plan and the plan for disposition of land is approved by the California Public Utility Commission (“CPUC”). We are cooperating with PG&E during their public input process and are continuing to pursue fee title to the Pacho Property, which is currently held for development as a leasehold interest with a book value of $17,650,000 as of December 31, 2017. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

The third phase of the Towncenter is a 2.5-acre parcel of land, formerly designated as a church site and is under contract with a local developer for a cash payment of $1,600,000 subject to adjustments and entitlement approvals by the City of San Marcos. We received a $230,000 non-refundable deposit during the third quarter of 2017 which will be applied to the sales price at time of closing. Closing of the third phase of the Towncenter is anticipated during the first quarter of 2018.

Buildings classified as Real estate held for investment are depreciated over estimated useful lives ranging from 2 to 43 years.
3.         INTANGIBLE ASSETS, NET

A summary of intangible assets, net at December 31, 2017 and 2016 is as follows (in thousands):

	December 31,	December 31,	Amortization
	2017	2016	(in years)
Above market lease contracts, net of accumulated amortization of $8,833 and $6,719	$2,041	$4,155	1 to 24
Lease in place value, net of accumulated amortization of $3,122 and $2,606	964	1,479	1 to 24
Intangible assets, net	$3,005	$5,634

Below market lease contracts, net of accumulated amortization of $3,658 and $2,859	$1,930	$2,729	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income.  Above market lease values are amortized over the remaining terms of the underlying leases, and below market lease values are amortized over the initial terms plus the terms of any below market renewal options of the underlying leases.  The estimated future amortization expense recognized in Rental income for the above market lease intangible assets is as follows: 2018 - $1,700,000; 2019 - $50,000; 2020 - $50,000; 2021 - $50,000; 2022 - $50,000 and thereafter - $150,000. The estimated future negative amortization expense recognized in Rental income for the below market lease intangible assets is as follows: 2018 - $(550,000); 2019 - $(250,000); 2020 - $(200,000); 2021 - $(150,000); 2022 - $(150,000) and thereafter - $(600,000).

The lease in place intangible is reflected in Depreciation and amortization expenses and amortized over the life of the related lease.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: 2018 - $300,000; 2019 - $100,000; 2020 - $100,000; 2021 - $100,000; 2022 - $50,000 and thereafter - $350,000. Amortization expense on intangible assets was $500,000, $800,000 and $750,000 during 2017, 2016 and 2015, respectively.

4.         EQUITY METHOD INVESTMENTS

Otay project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, Village III Master, to own and develop an approximate 450-acre community planned for 992 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master to build and sell 948 homes within the community.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. The basis difference will be recorded as an increase to opening retained earnings on January 1, 2018, the adoption date of the new revenue recognition guideline. Village III Master is considered a variable interest entity which we do not consolidate since we are not deemed to be the primary beneficiary (all members share joint control through a management committee). Two of our executive officers are members of the eight-member management committee designated to consider major decisions for the Village III Master. As a result of having significant influence, we account for it under the equity method of accounting as of December 31, 2016.

In January 2017, we recorded the final map that subdivided the approximately 450-acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the community of Escaya. We formed three limited liability companies (each a “Builder LLC”) to own and develop 948 homes within Escaya and entered into individual operating agreements with each of the three builders as members of each Builder LLC.  Upon admittance of the three builders into their respective Builder LLC, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation.  On January 5, 2017, we made an aggregate capital contribution valued at $33,200,000 to the three Builder LLCs, representing land and completed improvement value.  In addition to the $30,000,000 contribution made by the builders, as previously mentioned above, and $2,250,000 of capitalizable land improvements, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us. Although each of the three Builder LLCs is considered a variable interest entity, we do not consolidate any of them since we are not deemed to be the primary beneficiary as we share joint control with each Builder LLC through a management committee and we lack authority over establishing home sales prices and accepting offers.

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC and any cost overruns as described below. We are responsible for the remaining cost of developing the community infrastructure for which we have received credit to date as a capital contribution, with funding guaranteed by us under the respective operating agreements is limited to $78,600,000, and we are responsible for any costs in excess of this limit to complete the community infrastructure. The builders are responsible for the remaining construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 12 for more information.

Brooklyn Renaissance Plaza:
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

The recognition of our share of the investees’ results takes into account the special rights and priorities of investors; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses, and additionally, amortizing the difference between the fair value of the assets at the date of acquisition and the historical book basis over the remaining useful life of each asset, to calculate our share of the investment.  Since we employ a balance sheet approach and our assets and liabilities were assigned fair values at time of acquisition as a result of purchase accounting, our equity pick up can vastly differ from the investee’s statements of income.  At the date of the Acquisition, our interest in BRP Holding and BRP Hotel were fair valued at $77,950,000 and $24,800,000, respectively, while the historical basis was ($15,250,000) and $7,150,000 in BRP Holding and BRP Hotel, respectively.  At December 31, 2017 and 2016, the basis difference for BRP Holding of $79,600,000 and $84,350,000, respectively, and for BRP Hotel of $14,450,000 and $15,050,000, respectively, is being amortized over the estimated useful lives of the respective underlying assets and liabilities acquired.

We have not provided any guarantees, nor are we contingently liable for any of the liabilities incurred by BRP Holding and Hotel.  All such liabilities are non-recourse to us.  Our exposure to adverse events at the investee companies is limited to the book value of BRP Holding and Hotel.

Other:

At December 31, 2017 and 2016, our equity method investments are comprised of the following (in thousands):

	December 31,	December 31,
	2017	2016
BRP Holding	$86,093	$74,972
BRP Hotel	22,651	24,020
Village III Master	—	28,387
Builder LLCs	43,601	—
Total	$152,345	$127,379

Income (loss) related to equity investment companies for the years ending December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
BRP Holding	$11,121	$219	$(1,725)
BRP Hotel	(1,369)	(1,166)	588
Builder LLCs	(706)	—	—
Total	$9,046	$(947)	$(1,137)

The following table provides summarized data with respect to our equity method investments for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Assets	$385,189	$286,898
Liabilities	$197,727	$201,871

Total revenues	$122,245	$98,017	$99,778
Income from continuing operations before extraordinary items	$20,035	$4,050	$8,220
Net income	$20,035	$4,050	$8,220
Our income (losses) related to equity investment companies	$9,046	$(947)	$(1,137)

5.         DEBT

Lines of Credit:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and are secured by the Rampage property. The draw period expires on January 1, 2021, and the loan matures on January 1, 2035.  The revolving line of credit was terminated upon the closing of the sale of the Rampage property in January 2018. There was also a $3,000,000 operational line of credit available that was secured by the Rampage property’s crops but matured on January 1, 2018. No amounts were drawn under either line of credit.

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

In addition, we are required to use the net proceeds of certain asset sales to offer to purchase the Old and New Notes at a price equal to 100% of the aggregate principal amount outstanding plus accrued and unpaid interest as of the date fixed for the closing of such asset sale offer. Accordingly, we made the following repurchases:

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

On September 28, 2017, we used proceeds of the New Notes, as described below, together with cash on hand, to redeem all of the outstanding Old Notes. After considering the repurchases and redemption, there is no remaining principal due under the Old Notes. In connection with the extinguishment of the Old Notes, issuance costs of approximately $350,000 were recorded as an expense.

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

At December 31, 2017, the New Notes had a $75,000,000 principal amount outstanding, and there was no principal amount outstanding on the Old Notes.

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

EB-5 Program:
We intend to fund our Village of Escaya project (“Village 3” or the “Project”) in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services ("USCIS") pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Geographic areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on March 23, 2018. Various reforms and bills have been proposed and will be considered by Congress in the coming months.

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

The NCE has offered the units to investors primarily located in China, Vietnam, and South Korea either directly or through relationships with agents qualified in their respective countries, in which case the NCE will pay an agent fee. Once an investor’s subscription and funds are accepted by the NCE, the investor must file an I-526 petition with the USCIS seeking approval of the investment’s suitability under the EB-5 Program requirements and the investor’s suitability and source of funds. All investments are held in an escrow account and will not be released until the investor files their I-526 petition with the USCIS and we have identified and provided collateral to secure the amount of the funds drawn from escrow. Prior to approval by the USCIS, funds may be drawn from the escrow account with a HomeFed guarantee that funds will be returned in the event the Village 3 project is not approved. During 2017, $46,500,000 was drawn from escrow related to EB-5 financing to fund infrastructure costs related to the development of the Project. In December 2017, the project was approved by the USCIS. The loan term is five years with two one-year options to extend by us with principal due in full at maturity. The effective interest rate is approximately 3.5%, payable as certain milestones are achieved according to various agreements with agents and investors.

At December 31, 2017, we have a $46,500,000 principal amount outstanding under the EB-5 Program.

At December 31, 2017, we are in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, paydown upon sale of certain assets, collateral requirements and restricted use of proceeds.

The aggregate annual mandatory redemptions of all long-term debt during the five year period ending December 31, 2022 are as follows:  2018 -$0; 2019 -$75,000,000; 2020 -$0; 2021-$0 and 2022 -$46,500,000.

The New Notes and EB-5 Program are presented on the Balance Sheet net of aggregate issuance costs of $3,200,000 and $550,000 and debt discount of $100,000 and $500,000 at December 31, 2017 and 2016, respectively.

6.             NONCONTROLLING INTEREST

Our ownership of San Elijo Hills project is through our indirect 85% owned subsidiary, San Elijo Ranch, Inc. (“SERI”).  Pursuant to a stockholders’ agreement with the holders of the noncontrolling interests in SERI, we loan funds to SERI and charge a 12% annual rate.  Once this loan is fully repaid, the noncontrolling shareholders of SERI are entitled to 15% of future cash flows distributed to shareholders.  For the years ended 2017 and 2016, approximately $3,650,000 and $5,500,000, respectively has been recognized for the SERI noncontrolling interests.  Amounts recorded for the noncontrolling interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

During the third quarter of 2017, dividends of $13,000,000 were declared by our subsidiary that owns the San Elijo Hills project, of which $1,950,000 was paid to the noncontrolling interests in the San Elijo Hills project during the fourth quarter of 2017, and the balance was distributed to the parent Company.  During the third quarter of 2016, dividends of $22,000,000 were declared and distributed by our subsidiary that owns the San Elijo Hills project, of which $3,300,000 was paid to the noncontrolling interests in the San Elijo Hills project, and the balance was transferred to the parent Company. The dividends retained by us did not increase the amount of consolidated liquidity reflected on our consolidated balance sheet; however, they did increase the liquidity of the parent Company.

At December 31, 2017 and 2016, noncontrolling interest includes $1,450,000 and $1,500,000, respectively, for the 10% minority shareholder in the Pacho project.

7.            STOCK INCENTIVE PLANS

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

2014 RSU Plan:
On August 13, 2014, the Board of Directors adopted an RSU Opportunity Plan (the "2014 RSU Plan”) under which 100,000 shares of Common Stock are authorized for issuance under the 2014 RSU Plan to our executive officers. Participants were eligible for RSU awards based on satisfaction of performance criteria established by the Board of Directors in 2014. The performance period under the 2014 RSU Plan ended on December 31, 2016. The Board of Directors evaluated the participants' performance against the performance criteria and awarded an aggregate of 75,000 RSUs to the participants on March 15, 2017. Fifty percent of the RSU award under the 2014 RSU Plan will vested on December 31, 2017, and the remaining fifty percent will vest on December 31, 2018, provided that the executive officer is continuously employed by the Company through the applicable vesting date.

The 2014 RSU grant consists of two settlement features:

(1) 45,000 RSUs will be settled through the issuance of shares of Common Stock within 30 days of each vesting date; this component is classified as an equity award. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. On December 31, 2017, 22,500 RSUs vested and were distributed in 2018 to our executive officers; stock compensation expense for this component of the award was $1,000,000 for 2017.

(2) 30,000 RSUs will be settled in cash based on the average closing price over a period of ten trading days immediately preceding the date of declaration which must occur within thirty days of the respective vesting date. This component is classified as a liability award, which requires us to measure the fair value of the award at the end of each reporting period. On December 31, 2017, 15,000 RSUs vested and settled in cash on January 29, 2018. Stock compensation expense for this component of the award was $750,000 for 2017.

1999 Stock Incentive Plan:
Under our Amended and Restated 1999 Stock Incentive Plan (the “Plan”), we may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year.  Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held. On August 4, 2017, options to purchase an aggregate of 7,000 shares of Common Stock were granted to the members of the Board of Directors and 136,500 shares of Common Stock were granted to employees under the Plan at an exercise price of $44.00 per share, the market price per share on the grant date. Options granted become exercisable in four equal instalments starting one year from date of grant and must be exercised within five years from date of grant and will be expensed equally over the four year vesting period.
In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares.  The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant.  Options granted to employees and directors generally become exercisable in four equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant.  As of December 31, 2017, 255,400 shares were available for grant under the Plan.

A summary of activity with respect to the Plan for 2017, 2016 and 2015 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Balance at January 1, 2015	93,500	$27.29
Granted	7,000	$47.85
Exercised	(20,000)	$24.00		$418,240
Cancelled	(1,000)	$21.00
Balance at December 31, 2015	79,500	$30.00
Granted	7,000	$40.50
Exercised	(41,000)	$24.66		$694,830
Cancelled	(12,500)	$24.36
Balance at December 31, 2016	33,000	$40.98
Granted	143,500	$44.00
Exercised	(5,000)	$22.35		$115,250
Cancelled	(1,000)	$22.35
Balance at December 31, 2017	170,500	$44.18	4.2 years	$1,416,625

Exercisable at December 31, 2017	16,500	$44.65	0.3 year	$155,663

The following summary presents the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31:

	2017	2016	2015
Risk free rate	1.82%	1.06%	1.56%
Expected volatility	28.86%	29.97%	24.65%
Expected dividend yield	—%	—%	—%
Expected life	5.0 years	4.3 years	4.3 years
Fair value per grant	$12.57	$10.53	$10.90

The expected life assumptions were based on historical behavior for the awards identified.  The expected volatility was based on the historical behavior of our stock price.

Total Share-based compensation expense:
We recorded compensation cost related to stock incentive plans of $2,000,000, $70,000 and $120,000 for the years ended December 31, 2017, 2016 and 2015, respectively; such costs reduced net income by $800,000, $30,000 and $70,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, total unrecognized compensation cost related to nonvested share-based compensation plans was $3,450,000; this cost is expected to be recognized over a weighted-average period of 1.2 years.
Share Repurchase Plan:
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
8.            SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, is comprised of the following (in thousands):

	2017	2016	2015
Otay Land:
Undeveloped land	$245	$30,000	$—

San Elijo Hills project:
Developed lots	3,167	12,143	22,064
Single family homes	13,088	—	—
Towncenter Phase One & Two	5,800	—	—

Ashville Park project:
Developed lots	31	485	6,562
Single family homes	—	568	—
Revenues from profit sharing agreements	120	214	—

The Market Common:
Developed lots	2,181	2,042	1,558
Revenues from profit sharing agreements	1,261	1,582	1,252

SweetBay project:
Single family homes	24,729	4,168	—
Undeveloped land	—	1,283	—

Maine:
Developed lots	—	—	7,475
Buildings	—	790	1,683

Total	$50,622	$53,275	$40,594

At the time we close on sales of real estate, a portion of the revenue is initially deferred if we are required to make significant improvements to the property.  For the years ended December 31, 2017 and 2016, the activity in the deferred revenue account is as follows (in thousands):

	2017	2016
Deferred revenue balance at January 1,	$4,311	$2,334
Revenue deferred on the date of sale	433	3,399
Deferred revenue recognized in operations	(3,514)	(1,422)
Deferred revenue balance at December 31,	$1,230	$4,311

As of December 31, 2017, we estimate that we will spend approximately $700,000 to complete the required improvements, including costs related to common areas.  We estimate these improvements will be substantially complete by the end of 2018.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. During 2017, we sold nine of these homes for $13,100,000. At time of closing, we recognized real estate revenues of $13,000,000 and cost of sales of $12,200,000.

Advertising costs included in general and administrative expenses were $2,350,000, $1,000,000 and $700,000, respectively, for 2017, 2016 and 2015.

9.            OTHER RESULTS OF OPERATIONS
Interest and other income for each of the three years in the period ended December 31, consists of the following (in thousands):

	2017	2016	2015
Interest income	$36	$876	$1,198
Gain on settlement of a lawsuit	—	1,000	—
Gain on redeemed investments	—	1,914	—
Gain on settlement of BP claim	—	556	—
Insurance proceeds from weather related damages to grapes	200	—	—
Management fee income from Leucadia	—	—	60
Income from utility service agreement	353	300	229
Other	29	93	128
Total	$618	$4,739	$1,615

Other income includes service income related to a utility bundling service agreement with the homeowners at the Ashville Park project.  Income of $350,000, $300,000 and $250,000, respectively, was recognized during 2017, 2016 and 2015.

In 2016, we fully redeemed our investment in the Myrtle Beach Tax Increment Series 2006B Bonds and recorded a gain of $1,900,000.

During 2016, we recovered $1,000,000 from a judgment against certain defendants in the Flat Rock Litigation.

During 2016, our subsidiary at the SweetBay project received $550,000 related to the settlement of a claim against British Petroleum ("BP") arising from the damages caused by the Deepwater Horizon incident in April 2010 and the resulting BP oil spill in the Gulf of Mexico and recognized this amount as other income.

10.             INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will impact many areas of taxation, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax ("AMT"); (3) the introduction of the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income ("GILTI"); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction;  (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of foreign tax credits to reduce U.S. income tax liability; (10) limitations on net operating losses ("NOLs") generated after December 31, 2017, to 80% of taxable income; (11) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years; and (12) bonus depreciation that will allow for full expensing of qualified property.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. SAB 118 provides a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Act.

Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in the financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is complex and we continue to assess the impact that various provisions will have on our business.

Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next twelve months, we consider the accounting for the deferred tax asset re-measurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. In connection with our initial analysis, we have recorded a discrete tax expense of $1.25 million as a provisional estimate of the impact of the Tax Act during 2017 increasing our effective tax rate by 60.0%. This provisional estimate primarily consists of a $1.25 million expense primarily related to the revaluation of our deferred tax asset.

The (benefit) provision for income taxes for each of the three years in the period ended December 31, was as follows (in thousands):

	2017	2016	2015
Current taxes:
Federal	$(5,427)	$3,720	$3,370
State and local	309	1,329	1,569
Total current income taxes	(5,118)	5,049	4,939

Deferred taxes:
Federal	(2,884)	(32,964)	(2,836)
State and local	(1,850)	(1,160)	153
Total deferred income taxes	(4,734)	(34,124)	(2,683)

Provision (benefit) for income taxes	$(9,852)	$(29,075)	$2,256

Current federal income taxes from 2015 to 2017 principally relate to federal alternative minimum tax.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

	2017	2016	2015
Expected federal income tax provision	$720	$2,761	$3,066
State and local income taxes, net of federal income tax benefit	1,580	110	1,119
Decrease in valuation allowance	—	(31,846)	(1,556)
Decrease in unrecognized tax benefit	(13,212)	—	—
Impact of tax reform	1,240	—	—
Excess of stock detriment (benefit)	(109)	—	—
Employee incentive stock options	(88)	—	—
Permanent difference on tax exempt municipal bond interest	—	(198)	(264)
Permanent difference on real estate donation	—	—	(157)
Meals and entertainment	43	37	31
Other permanent differences	27	43	18
Other	(53)	18	(1)
Actual income tax provision (benefit)	$(9,852)	$(29,075)	$2,256

At December 31, 2017 and 2016, the net deferred tax asset (liability) consisted of the following (in thousands):

	2017	2016
Deferred Tax Asset:
Minimum tax credit carryovers	$31,559	$29,743
Land basis	247	1,741
BRP equity interest	3,714	8,855
Other, net	1,125	2,877
	36,645	43,216
Valuation allowance	—	—
	36,645	43,216

Deferred Tax Liability:
Buildings	(1,448)	(6,121)
Leaseholds	(334)	(2,353)
	(1,782)	(8,474)

Net deferred tax asset	$34,863	$34,742

The Tax Act repeals the corporate AMT effective for tax years beginning after December 31, 2017.  Any AMT credit carryovers to tax years after that date generally may be utilized to the extent of the taxpayer’s regular tax liability (as reduced by certain other credits).  In addition, for tax years beginning in 2018, 2019, and 2020, to the extent that AMT credit carryovers exceed regular tax liability (as reduced by certain other credits), 50% of the excess AMT credit carryovers are refundable. Any remaining AMT credits will be fully refundable in 2021.

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

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total
Balance, January 1, 2015	$—	$—	$—
Increases based on tax positions related to current period	2,936		2,936
Interest expense recognized		40	40

Balance, December 31, 2015	2,936	40	2,976
Increases based on tax positions related to current period	1,360		1,360
Interest expense recognized		110	110

Balance, December 31, 2016	$4,296	$150	$4,446
Increases based on tax positions related to current period	382		382
Decreases based on tax positions related to prior periods	(4,678)		(4,678)
Interest expense reversed		(150)	(150)

Balance, December 31, 2017	$—	$—	$—

During 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,700,000 reduction to unrecognized tax benefits. The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2013, and with respect to California state income tax returns through 2012. We are currently under examination by the City of New York for the year ended 2014. We do not expect that resolution of this examination will have a significant effect on our consolidated financial position, but it could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

11.          EARNINGS PER SHARE

Basic earnings per share of common stock was calculated by dividing net income by the sum of the weighted average number of common shares outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations.  The numerators and denominators used to calculate basic and diluted earnings per share for 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Numerator – net income attributable to HomeFed Corporation common shareholders	$11,851	$36,684	$5,835

Denominator for basic earnings per share– weighted average shares	15,450	15,435	15,396
Restricted stock units	36	—	—
Stock options	3	10	30
Denominator for diluted earnings per share– weighted average shares	15,489	15,445	15,426

Options to purchase 74,800, 16,600 and 9,600 weighted-average shares of common stock were outstanding during the years ended December 31, 2017, 2016 and 2015, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

12.         COMMITMENTS AND CONTINGENCIES

BRP Leasing is the indirect obligor under a lease for office space at BRP Holding.  See Note 13 for information concerning BRP Leasing’s minimum annual rental expense.

Future minimum annual rental income (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) from real estate held for investment are aggregated as follows at December 31, 2017 (in thousands):

2018	$4,808
2019	4,003
2020	3,769
2021	3,468
2022	2,849
Thereafter	10,369
$29,266

We agreed to indemnify Leucadia for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Leucadia that was sold to a third party prior to the Acquisition.  The former subsidiary of Leucadia remains the primary obligor under the lease obligations and Leucadia agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of December 31, 2017 was approximately $9,750,000 of which includes approximately $3,450,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At December 31, 2017, $1,400,000 was in the escrow account and is classified as restricted cash.

Our corporate office space lease was renewed during 2017 and is leased under a non-cancellable lease that expires in October 2023.  Rental expense (net of sublease income) was $250,000 for each of the years ended 2017, 2016 and 2015.  Under the new lease, we are subject to a 3% escalator each year commencing on November 1, 2018.  A portion of this space is leased to Leucadia through October 2018; see Note 13 for more information. Future minimum annual rental (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under this lease is as follows (in thousands):

2018	$256
2019	261
2020	294
2021	303
2022	312
Thereafter	266
1,692
Less: sublease income	(10)
$1,682

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

As of December 31, 2017, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$49,500,000
San Elijo Hills project	700,000
Ashville Park project	800,000

We have purchased insurance policies for general liability coverage including completed operations for the Otay Land, San Elijo Hills, Ashville Park and SweetBay projects with limits ranging from $2,000,000 to $22,000,000.  No claims have ever been made under these policies.  In addition, we are indemnified by our homebuilders and we are named as an additional insured party under the policies of contractors who work on the property.

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $1,250,000. We placed $1,250,000 on deposit with a qualified financial institution to obtain the replacement letter of credit; such amount is reflected as restricted cash.

In April 2016, the school at the SweetBay project refinanced its $5,500,000 loan for which we had pledged 42 acres of land as collateral.  The school increased the total loan to $8,100,000.  Additionally, we deeded the school site land and building to the school and terminated the related lease.  We were also released from our 42 acres of land pledged as collateral.  We retained a repurchase right in the event the school defaults on their loan.  The loan is now only secured by the school cash flow and the real estate now owned by the school.

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

The decision of the Appellate Court became final on October 27, 2017 and was upheld by the California Supreme Court in January 2018. The matter will be remanded to the Superior Court for further proceedings consistent with the Appellate Court’s decision. In the fourth quarter of 2017, we reversed the accrual of the cost award plus accrued interest totaling $400,000. No assurances can be given as to the ultimate outcome of this matter.

We are subject to litigation which arises in the course of our business.  We do not believe that the ultimate resolution of any such matters will materially affect our consolidated financial position, our consolidated results of operations or liquidity.

13.         RELATED PARTY TRANSACTIONS
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

Prior to Mr. Cumming's resignation, he sold 783,889 of our shares for $31,300,000 to Leucadia in a privately negotiated transaction during March 2017. Mr. Cumming was considered to be a “Related Person” under our Related Person Transaction Policy at the time of the sale.  Accordingly, the independent Audit Committee of the Board (the “Audit Committee”) considered the transaction and recommended to the Board the approval of the sales transaction, which was unanimously approved by the Board (with Mr. Cumming abstaining from the vote).

In 2015, Mr. Steinberg, the chairman of our Board of Directors, entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased Notes with a value of $5 million, or 4%, of the principal amount of the Old Notes issued, which were fully redeemed on September 28, 2017 on the same terms as other redemptions.

On September 27, 2017, Mr. Steinberg entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased New Notes with a value of $7 million, or 9.3%, of the principal amount of the New Notes issued (such purchases and redemptions, the “Affiliate Note Transactions”). Mr. Steinberg is considered to be a Related Person under our Related Person Transaction Policy. Accordingly, the Audit Committee considered the Affiliate Note Transactions and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Mr. Steinberg abstaining from the vote). Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the Old Notes and for the New Notes. Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Leucadia. Leucadia is our affiliate and a Related Person under the Related Person Transaction Policy. Accordingly, pursuant to and in accordance with the Related Person Transaction Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group LLC, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Old Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Old Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the New Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

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

Brooklyn Renaissance Plaza

BRP Holding is the developer and owner of an 850,000-square foot office tower and parking garage located in Brooklyn, NY.  We own a non-controlling 61.25% interest in the office tower and garage; the remaining interest in the office tower and garage is held by MWR L.L.C. (“MWR”).

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

Included in accounts receivable, deposits and other assets is $6,300,000 representing BRP Leasing’s share of undistributed amounts under the pooling agreement at December 31, 2017.  For the year ended December 31, 2017, rental income includes BRP Leasing’s share of the pooling agreement of $5,800,000, and rental income includes $8,750,000 of sublease income for the five floors originally sublet by Empire.  Rental income includes a non-cash reduction of $1,650,000 for amortization related to purchase price accounting.  For the year ended December 31, 2017, rental operating expenses includes rent paid to BRP Holding (for all nine floors) of $12,100,000.

Future minimum annual rental income (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) from subleasing office space and participation in the pooling agreement is as follows at December 31, 2017 (in thousands):

2018	$10,670
Thereafter	—
$10,670

Future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) that BRP Leasing is obligated to pay rent to BRP Holding for office space is as follows at December 31, 2017 (in thousands):

2018	$6,301
Thereafter	—
$6,301

Leucadia

A portion of our corporate office space is sublet to Leucadia.  Sublease payments from Leucadia reflected in Rental income were $12,000 in each of 2017, 2016 and 2015.
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
We also received $5,000 of fee income per month related to the management and supervision of certain real estate in the Maine projects retained by Leucadia.  For the year ended December 31, 2015, we recognized $60,000.  This agreement was terminated on December 31, 2015.
Pursuant to administrative services agreements, Leucadia provides administrative and accounting services to us, including providing the services of the Company’s Secretary.  Administrative fees paid to Leucadia were $180,000 in each of 2017, 2016 and 2015.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Leucadia has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Leucadia.  The agreement has not been terminated by either party.
Leucadia is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project; see Note 12 for more information.
Our Chairman, Joseph S. Steinberg, is a significant stockholder of Leucadia and Chairman of Leucadia’s Board, and one of our Directors, Brian P. Friedman, is the President and a Director of Leucadia.

14.          FAIR VALUE

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Liabilities:
Long-term debt: New Notes (a)	$74,590	$75,470	$102,084	$103,274
Long-term debt: EB-5 (b)	43,623	46,500	—	—
(a) The fair value of the New Notes was determined by utilizing available market data inputs that are considered level 2 inputs.  Quoted prices are available but trading is infrequent.  We utilized the available market data based on the quoted market prices to determine an average fair market value over the last 10 business days of the reporting period.
(b) The fair value approximates the principal amount of the EB-5 debt utilizing available market data inputs that are considered level 3 inputs.
No assets or liabilities were measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016.

15.          SEGMENT INFORMATION
We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development. Real estate also includes the equity method investments in BRP Holding, BRP Hotel and the Builder LLCs in the Otay Land project. Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard under development which was sold in January 2018. Corporate primarily consists of investment income and overhead expenses. Corporate amounts are not allocated to the operating units.

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

Certain information concerning our segments for the years ended 2017, 2016 and 2015 is presented in the following table.

	2017	2016	2015
	(in thousands)
Revenues:
Real estate	$75,124	$76,548	$64,484
Farming	3,507	4,436	5,042
Corporate	12	12	12
Total consolidated revenues	$78,643	$80,996	$69,538

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$14,497	$16,638	$16,137
Farming	(342)	462	1,242
Corporate	(12,098)	(9,212)	(8,620)
Total consolidated income from continuing operations
before income taxes and noncontrolling interest	$2,057	$7,888	$8,759

Depreciation and amortization expenses:
Real estate	$3,284	$4,670	$3,999
Farming	341	257	161
Corporate	60	46	33
Total consolidated depreciation and amortization expenses	$3,685	$4,973	$4,193

Identifiable assets employed:
Real estate	$545,869	$516,260
Farming	9,925	13,468
Corporate	57,192	52,604
Total consolidated assets	$612,986	$582,332

16.          SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2017
Sales of real estate	$14,950	$20,178	$7,980	$7,514
Rental income	$5,932	$6,357	$5,877	$5,764
Farming revenues	$—	$—	$3,411	$96
Co-op marketing and advertising fees	$110	$127	$157	$190
Cost of sales	$12,502	$18,248	$7,609	$6,839
Farming expenses	$937	$988	$1,179	$406
Income (loss) from operations	$395	$765	$988	$(709)
Net income (loss) attributable to HomeFed Corporation common shareholders	$226	$13,681	$470	$(2,526)
Basic earnings (loss) per common share attributable to HomeFed Corporation shareholders	$0.01	$0.89	$0.03	$(0.16)
Diluted earnings (loss) per common share attributable to HomeFed Corporation shareholders	$0.01	$0.88	$0.03	$(0.16)

2016
Sales of real estate	$1,893	$33,155	$2,757	$15,470
Rental income	$5,883	$5,823	$5,812	$5,199
Farming revenues	$—	$—	$4,427	$9
Co-op marketing and advertising fees	$114	$196	$194	$64
Cost of sales	$965	$23,829	$1,442	$9,594
Farming expenses	$1,126	$814	$1,165	$491
Income (loss) from operations	$(3,933)	$5,362	$1,180	$540
Net income (loss) attributable to HomeFed Corporation common shareholders	$(1,458)	$35,756	$1,240	$1,146
Basic earnings (loss) per common share attributable to HomeFed Corporation shareholders	$(0.09)	$2.32	$0.08	$0.07
Diluted earnings (loss) per common share attributable to HomeFed Corporation shareholders	$(0.09)	$2.32	$0.08	$0.07

Net income (loss) attributable to HomeFed Corporation common shareholders includes a credit to income tax expense of $13,200,000 in the second quarter of 2017 resulting from settling our 2014 federal tax examination where we were allowed to reverse a portion of our deferred tax liability and our unrecognized tax benefits.

Net income (loss) attributable to HomeFed Corporation common shareholders includes a credit to income tax expense of $31,850,000 in the second quarter of 2016 resulting from the reversal of the deferred tax valuation allowance.

17.          SUBSEQUENT EVENTS

In January 2018, we entered into an agreement to sell the Rampage property for $26,000,000. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind Exchange for tax purposes. The sale closed on January 26, 2018 and proceeds from the sale are held in a trust account for Rampage pending identification of qualified replacement property. We will record a gain on the sale of approximately $17,300,000. The sale of Rampage property does not meet the GAAP criteria to be classified as a discontinued operation.

On February 28, 2018, BRP Holding satisfied, in full, the $8,750,000 principal balance of a portion of the self-amortizing New York City Industrial Revenue Bonds, with the proceeds of a new $198,350,000 fully amortizing 23-year structured lease-back financing. Approximately $157,250,000 of the proceeds was distributed to members of which we received $88,000,000.

Schedule I - Brooklyn Renaissance Holdings audited financial statements as of December 31, 2017 and for the year ended 2017. Brooklyn Renaissance Holdings financial statements as of December 31, 2016 and for the years ended December 31, 2016 and 2015 with no report.

Report of Independent Auditors

To the Management of Brooklyn Renaissance Holding Company LLC

We have audited the accompanying combined financial statements of Brooklyn Renaissance Holding Company LLC and its affiliates, which comprise the combined balance sheet as of December 31, 2017, and the related combined statements of income, changes in members’ equity (deficiency), and cash flows for the year then ended.

Management's Responsibility for the Combined Financial Statements

Management is responsible for the preparation and fair presentation of the combined financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on the combined financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Brooklyn Renaissance Holding Company LLC and its affiliates as of December 31, 2017, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Other Matter

The combined balance sheets of Brooklyn Renaissance Holding Company LLC as of December 31, 2016 and 2015, and the related combined statements of income, changes in members’ equity (deficiency) and cash flows for the years then ended are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2016 and 2015 financial statements to be audited and they are therefore not covered by this report.

/s/PricewaterhouseCoopers LLP
Denver, Colorado
March 5, 2018

BROOKLYN RENAISSANCE HOLDING COMPANY LLC
AND AFFILIATED ENTITIES

COMBINED BALANCE SHEET

DECEMBER 31, 2017

ASSETS
Real estate, net	$60,594,859
Cash and cash equivalents	4,935,453
Mortgage escrow deposits	934,046
Tenant and other receivables	651,750
Prepaid expenses and deposits	3,730,906
Deferred rent receivable	22,075,995
Deferred costs, net of accumulated amortization of $6,826,783	408,183
$93,331,192

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Bonds payable, net of $0 unamortized debt issuance costs	$14,130,500
Mortgages payable, net of $501,426 unamortized debt issuance costs	44,513,915
Accounts payable, accrued expenses and other liabilities	11,849,522
Due to Brooklyn Renaissance Hotel LLC and Subsidiaries	1,866,102
72,360,039

Commitments and contingencies

Members’ equity	20,971,153
$93,331,192

See notes to combined financial statements.

BROOKLYN RENAISSANCE HOLDING COMPANY LLC
AND AFFILIATED ENTITIES

COMBINED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2017

Revenues
Base rents	$37,684,057
Recoveries	11,176,623
Garage income	5,492,109
54,352,789
Expenses
Management fees	1,189,549
Administration	365,686
Payroll	554,579
Utilities	3,379,373
Cleaning	3,238,253
Repairs and maintenance	1,125,451
Security	790,965
Building operations	439,711
Garage operations	1,438,912
Ground rent	964,401
Payments in lieu of taxes and business improvement
district costs	4,565,009
NYC unincorporated business taxes	69,388
Depreciation and amortization	4,360,685
22,481,962

Operating income	31,870,827

Interest expense	(4,730,421)

Net income	$27,140,406

See notes to combined financial statements.

BROOKLYN RENAISSANCE HOLDING COMPANY LLC
AND AFFILIATED ENTITIES

COMBINED STATEMENT OF CHANGES IN
MEMBERS’ EQUITY (DEFICIENCY)

YEAR ENDED DECEMBER, 31, 2017

	Balance,		Balance,
	beginning of year	Net Income	end of year

HomeRen, Inc.	$4,398,986	$16,623,499	$21,022,485

MWR L.L.C.	(10,568,239)	10,516,907	(51,332)

	$(6,169,253)	$27,140,406	$20,971,153

See notes to combined financial statements.

BROOKLYN RENAISSANCE HOLDING COMPANY LLC
AND AFFILIATED ENTITIES

COMBINED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2017

Cash flows from operating activities
Net income	$27,140,406
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,360,685
Amortization of debt issuance costs	345,651
Deferred rent receivable	(13,491,636)
Changes in assets and liabilities
Escrow deposits	(76,925)
Tenant and other receivables	201,864
Prepaid expenses	(239,573)
Accounts payable, accrued expenses and other liabilities	1,555,897
Net cash provided by operating activities	19,796,369

Cash flows from investing activities
Reserve for capital improvement	(37,537)

Cash flows from financing activities
Refinance rate lock deposit	(2,000,000)
Repayment of bond principal	(17,366,100)
Repayment of mortgage principal	(812,620)
Due to Brooklyn Renaissance Hotel LLC and Subsidiaries	20,477
Net cash used in financing activities	(20,158,243)

Net decrease in cash and cash equivalents	(399,411)

Cash and cash equivalents, beginning of year	5,334,864
Cash and cash equivalents, end of year	$4,935,453

Supplemental cash flow disclosures
Interest paid	$4,352,710
Unincorporated business taxes paid	53,917
Payment in lieu of taxes paid	2,414,836

See notes to combined financial statements.

BROOKLYN RENAISSANCE HOLDING COMPANY LLC
AND AFFILIATED ENTITIES

NOTES TO COMBINED FINANCIAL STATEMENTS

1 - ORGANIZATION

Brooklyn Renaissance Plaza LLC (“BRP”) was organized on June 27, 1996 as a New York limited liability company to construct and operate a mixed-use development project (the “Project”) under its leasehold interest on city-owned property located at Jay, Johnson and Adams Streets in downtown Brooklyn, New York. The original members of BRP were MWR L.L.C. (“MWR”), a New York limited liability company and affiliate of Muss Development LLC; TCG Brooklyn L.L.C. (“TCG”), a Delaware limited liability company and affiliate of The Carlyle Group, a merchant bank; and Luk-Ren, Inc. (“Luk-Ren”), a subsidiary of Leucadia National Corporation (collectively, the “Members”). On July 23, 2004, MWR and Luk-Ren purchased equal parts of TCG’s interest in BRP and TCG withdrew as a member.

The manager of BRP is Allied Renaissance Managers LLC, a New York limited liability company and an affiliate of MWR. Luk-Ren is designated as a special manager.

The Project is a 31-story building tower consisting of:

•	Office Unit #1 is leased to the Kings County District Attorney and occupies approximately 420,000 rentable square feet;

•
Office Unit #2 is leased to the Empire Insurance Company (“Empire”), an operating subsidiary of Leucadia National Corporation. Empire leases approximately 286,000 rentable square feet, an office and retail unit, and an underground garage unit in the Project. Empire subsequently transferred its lease to a Luk-Ren affiliate, BRP Leasing LLC, on October 15, 2013.

In 1998, BRP entered into a series of transactions constituting an internal reorganization of entities under common control. The transactions were all recorded at historical cost.

On December 29, 1998, the Members contributed their interests in BRP to Brooklyn Renaissance Holding Company LLC (the “Company”), a New York limited liability company organized on December 23, 1998. Concurrently, the assets of the underground garage unit were distributed to the Members, who contributed the assets to Brooklyn Renaissance Garage LLC (“BRG”), a New York limited liability company organized on December 22, 1998 to operate and manage the garage. The Company wholly owns BRP and BRG. The Company is owned by the Members with the same percentage interests they originally had in BRP as adjusted for the 2004 purchase of TCG’s member interest by MWR and Luk-Ren.

The Company’s operating agreement (the “Agreement”), dated December 29, 1998, provides that:

a.	The term of the Company shall continue until December 31, 2095 unless it is terminated earlier by mutual agreement.

b.	Profits and losses are to be allocated to the Members in accordance with their percentage interests.

c.	Distributions are to be allocated in accordance with the Agreement.

Effective March 28, 2014, Luk-Ren assigned 49% of its 61.25% membership interest in the Company, its entire interest in two BRP affiliated entities and BRP Leasing LLC to a Luk-Ren affiliate, HomeFed Corporation (“HomeFed”).

Effective September 23, 2014, Luk-Ren assigned the remaining 12.25% of its membership interest in the Company to HomeFed.

Effective September 23, 2014, HomeFed assigned its entire membership interest in the Company, two BRP affiliates and BRP Leasing LLC to HomeRen Inc., a subsidiary of HomeFed.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Combined Presentation
The combined financial statement presentation reflects the consolidated accounts of the Company and its wholly owned subsidiaries, BRP and BRG. The presentation also combines the accounts of BRP II LLC and Brooklyn Renaissance Funding Company LLC (“BRF LLC”), entities with common ownership and management. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates
The preparation of the combined financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the combined financial statements, and reported amounts of the combined revenues and expenses during the reporting period. The most significant assumptions and estimates relate to depreciable lives, impairment of real estate and the recovery of trade accounts receivable. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalent balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations. For purposes of the combined statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Tenant Receivables
Tenant receivables are stated at net realizable value. An allowance for doubtful accounts may be recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. At December 31, 2017, no allowance was considered necessary.

Real Estate, Net
Real estate is recorded at cost. Maintenance and repairs are charged to operations at the time the expenditures are made, whereas betterments and improvements are capitalized. Upon sale or other disposition of real estate, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that the carrying values may no longer be appropriate.  Recoverability of carrying values is assessed by estimating future net cash flows from the assets.  Based on management’s evaluations, no impairment charge was deemed necessary at December 31, 2017.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact management’s assumptions as to rental rates, costs, holding periods or other factors that may result in changes in the Company’s estimates of future cash flows.  Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

Deferred Costs, Net
Deferred costs consist of deferred leasing costs and commissions which are being amortized on a straight-line basis over the life of the respective leases.

Debt Issuance Costs
Debt issuance costs represent costs incurred in connection with obtaining debt financing. These costs are being amortized on a straight-line basis over the life of the related bonds and mortgages, which approximate the effective interest method.  Amortization of debt issuance costs is included in interest expense.

Rental and Other Income
Leases are classified as operating leases. Base rents are recognized on a straight-line basis over the terms of the respective leases. Deferred rent receivable represents the cumulative amount by which straight-line rental revenue differs from rents currently billed in accordance with the lease agreements. Recoveries from tenants for reimbursements of certain operating expenses and real estate taxes are recognized in the period the associated costs are expensed.

Depreciation
Depreciation on building and improvements is calculated using the straight-line method over an estimated useful life of 39 years. Depreciation on tenant improvements is calculated using the straight-line method over the terms of the respective leases or the useful life, whichever is shorter. Depreciation on garage equipment is calculated using the straight-line method over an estimated useful life of five or seven years.

Income Taxes
The Company has elected to be treated as a partnership for federal income tax purposes. As a partnership, the Company is not directly subject to tax and the taxable income or loss of the Company is included in the tax returns of the Members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying financial statements. The Company is subject to New York City unincorporated business tax on net parking income. As of December 31, 2017, the Company had no uncertain tax positions or interest and penalties that qualify for either recognition or disclosure in the financial statements.

The tax returns of the Company are subject to examination by taxing authorities. Federal, state, and local tax returns for years prior to 2014 are no longer subject to examination by tax authorities. The Company has no examinations in progress as of December 31, 2017.

Presentation of Sales Tax
New York City (the “City”) imposes a sales tax on parking and garaging. The Company’s parking garage operator collects the sales tax from customers and remits the amount to the City. The Company’s accounting policy is to record the revenue net of the sales tax remitted to the City.

3 - REAL ESTATE, NET

Real estate is comprised of the following at December 31, 2017:

Building and improvements	$120,079,073
Tenant improvements	18,425,040
Equipment	1,148,285
139,652,398
Less - Accumulated depreciation	79,057,539
$60,594,859

Depreciation expense was $3,979,153 for the year ended December 31, 2017.

4 - TENANT AND OTHER RECEIVABLES

Tenant and other receivables consist of the following as of December 31, 2017:

Tenant receivables	$442,700
Due from SP Plus Corporation Garage	209,050
$651,750

5 - DEFERRED COSTS, NET

Deferred costs, net of accumulated amortization, as of December 31, 2017 are as follows:

Unamortized leasing costs, other	$209,827
Unamortized leasing commissions	198,356
$408,183

Amortization expense was $381,532 for the year ended December 31, 2017.

6 - BONDS PAYABLE

Office Unit #1 Funding
BRF LLC issued lease revenue bonds to qualified institutional buyers to finance the construction of Office Unit #1 for the Kings County District Attorney’s Office. The 9.83% bonds were issued in three tranches, Series A, Series B and Series C, with a total face value of $80,766,000. The Series A and Series B tranches have been repaid. The principal balance of the Series C tranche is $8,740,000 at December 31, 2017.

Since commencement of the Kings County District Attorney’s office lease of Office Unit #1, rents paid by the City have been used to make principal and interest payments on the above series of bonds. The total monthly payment on the Series C Bonds is approximately $1,011,000, until the bond matures on September 11, 2018.

On December 5, 2017, the Company entered into a rate lock agreement with CGA Mortgage Capital LLC (“CGA”) and paid a deposit of $2,000,000 to establish a fixed and non-fluctuating rate of 4.476% per annum on the refinancing of the bond. The rate will be locked until March 5, 2018. The deposit of $2,000,000 is included in prepaid expenses and deposits.

Office Unit #1 Funding (Continued)

On February 27, 2018, the principal balance of the Series C Bonds was satisfied in full with the proceeds of a new $198,337,912 structured lease-backed financing obtained from CGA, which will fully amortize in 20.66 years. Consequently, the rate lock deposit made was refunded. Approximately, $157,240,000 of the proceeds were distributed to members.

Office Unit #2 Funding
Bonds for Office Unit #2 were issued on July 11, 1996 by BRP II LLC, as 8.8% taxable industrial revenue bonds due September 11, 2018, with a total face value of $53,433,000. The principal balance at December 31, 2017 is $5,390,500. Such bonds were sponsored by the NYC Industrial Development Corp. to fund the construction of the space to be occupied by Empire (BRP Leasing LLC). The bonds are payable solely from the lease payments due to the Company as lessor. The total monthly payment is approximately $622,000, until the bond matures on September 11, 2018.

Annual future maturities of both bonds are as follows:

	Office Unit #1	Office Unit #2	Total

Year ending December 31, 2018	$8,740,000	$5,390,500	$14,130,500

Amortization expense was $244,240 for the year ended December 31, 2017.

7 - MORTGAGES PAYABLE

Garage Unit
A $20,000,000 mortgage loan with Allstate T.F.I on the garage unit requires monthly payments of $98,857, including interest at 4.29%. The loan matures on August 1, 2024. The mortgage balance at maturity will be approximately $15,951,000. The mortgage is collateralized by the garage unit and is secured by the leasehold interest on the property.

Office/Retail Unit
A $28,000,000 mortgage loan payable to CIBX Commercial Mortgage, LLC requires monthly interest and principal payments of $156,356 based on a 30-year amortization and monthly escrow payments of $16,089. The loan matures on June 1, 2021, with a final payment due of approximately $24,439,000. The mortgage loan is collateralized by the office/retail unit.

Annual future maturities are as follows:

Year Ending	Garage	Office/
December 31,	Unit	Retail Unit	Total

2018	$386,000	$467,000	$853,000
2019	403,000	493,000	896,000
2020	421,000	517,000	938,000
2021	439,000	24,712,000	25,151,000
2022	458,000	-	458,000
Thereafter	16,719,341	-	16,719,341
			45,015,341
Less - Unamortized debt issuance costs			501,426
Total			$44,513,915

Amortization expense was $101,411 for the year ended December 31, 2017.

8 - LEASE ARRANGEMENTS

The Company leases commercial office space to tenants under various lease agreements. These operating lease agreements include renewal options and provisions for additional rent based on increases in operating expenses over base period amounts. The leases generally also require tenants to reimburse the Company for certain operating costs and for increases in real estate taxes above base year amounts based on the Consumer Price Index.

Future minimum rentals required under noncancelable leases, not including tenant reimbursements, as of December 31, 2017 are approximately as follows:

Year Ending
December 31,

2018	$26,345,000
2019	26,374,000
2020	24,299,000
2021	23,654,000
2022	23,377,000
Thereafter	169,868,000
$293,917,000

Two tenants lease approximately 46% and 35% of rentable space at December 31, 2017 representing approximately 81% of the total base rent (excluding straight-line) for the year ended December 31, 2017.

The 46% tenant exercised the option to extend the term of its original lease for an additional period of ten years, commencing September 1, 2018 and expiring August 31, 2028. The 35% tenant’s lease expires in 2018 and its subleased tenants will have direct leases with the Company expiring through year 2033.

Contingent rentals (electricity escalations, operating escalations and real estate tax escalations) included in recoveries were $10,849,932 for the year ended December 31, 2017.

9 - GROUND RENT

Pursuant to the terms of the ground lease agreement with the City of New York expiring June 18, 2086, ground rent is payable at a fixed annual rate of $312,834 through June 1, 2022, after which ground rent is payable at an annual amount equal to the fair market rental value of the land. In addition, the Company is obligated to pay as additional base rent 21% of operating garage cash flow, as defined in the agreement. The Company recorded $651,567 in additional ground rent for the year ended December 31, 2017.

10 - MANAGEMENT AGREEMENTS

The Company entered into a management agreement with SP Plus Corporation (formerly known as Central Parking Systems of New York, Inc.) to manage and operate the garages. The management agreement renews annually on December 31 unless terminated by either party upon 30 days’ written notice. Annual management fee is $48,000 for the year ended December 31, 2017 and is included in garage operations.

11 - RELATED PARTY TRANSACTIONS

Renaissance Property Managers LLC (“RPM LLC”), an affiliate of MWR, is paid to manage the office and garage units of the building. Effective January 1, 2017, management fees were increased and will increase annually at a rate of 3% per year until December 31, 2022. Management fees for the year ended December 31, 2017 were $1,189,549.

BRP Leasing LLC (formerly Empire) paid $7,462,946 in base rent and $3,898,289 in recoveries during the year ended December 31, 2017, representing approximately 31% of total base rent (excluding straight-line). BRP Leasing LLC occupies approximately 35% of rentable space. As of December 31, 2017, deferred rent receivable of $1,111,327 relates to BRP Leasing LLC.

In an agreement dated June 23, 1998, the members pooled spaces currently subleased to various credit tenants. In relation to this agreement, MWR paid $430,258 in recoveries for the year ended December 31, 2017. The agreement also provided for remittance to members of rents received from these credit tenants. As of December 31, 2017, the amount of $8,891,601 was not yet distributed and included in accounts payable, accrued expenses and other liabilities.

During 1996, Empire received a date-certain payment of $1,691,000 as consideration for a guarantee to commence rental payments on November 1, 1998 even if construction was not completed on such date. The payment is included in deferred costs and is being amortized over the lease term.

Luk-Ren received payments of approximately $591,000 in total for the costs of obtaining a letter of credit to cover the Empire rent commitment. These costs are included in deferred costs and are being amortized over the lease term.

The amount due to Brooklyn Renaissance Hotel LLC and Subsidiaries is $1,866,102 as of December 31, 2017. This amount is noninterest-bearing and payable on demand.

12 - UNION AGREEMENT

In accordance with the collective bargaining agreement between RPM LLC and the United Construction Trades & Industrial Employees (“U.C.T.I.E.”) that expires on January 31, 2021, the Company participates in three multiemployer plans that provide benefits other than pensions to all covered employees.  The Company is required to make monthly contributions for all covered employees to the United Benefit Fund, a health and welfare fund, as well as to the U.C.T.I.E. 401(k) Savings Plan and the Labor Management Corporation Committee/Member Benefit and Scholarship Fund.  The Company contributed $31,066 to the plan for the year ended December 31, 2017.

13 - CONTINGENCIES

The Company, from time to time, is involved in various legal proceedings incurred in the normal course of business. In the opinion of management, if adversely decided, none of these proceedings would have a material effect on the Company’s financial position or results of operations.

14 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 5, 2018 which is also the date the financial statements were issued. The Company is not aware of any subsequent events that require disclosure in the financial statements, except as disclosed in Note 6.

BROOKLYN RENAISSANCE HOLDING COMPANY LLC
AND AFFILIATED ENTITIES

COMBINED BALANCE SHEETS
(Audit report not required)

	December 31,
	2016	2015
ASSETS
Real estate, net	$64,574,012	$68,561,819
Cash and cash equivalents	5,334,864	3,550,648
Mortgage escrow deposits	819,584	1,160,094
Tenant and other receivables	53,614	722,278
Prepaid expenses	1,507,513	1,282,765
Deferred rent receivable	8,584,359	11,728,092
Deferred costs, net of $6,461,431 and $6,096,079
amortization	773,535	1,138,887
	$82,447,481	$88,144,583

LIABILITIES AND MEMBERS’ DEFICIENCY
Liabilities
Bonds payable, net of $244,240 and $564,496 of
unamortized debt issuance costs	$31,252,360	$46,740,704
Mortgages payable, net of $602,837 and $704,243 of
unamortized debt issuance costs	45,225,124	45,893,553
Accounts payable, accrued expenses and other liabilities	10,293,625	7,701,414
Due to Brooklyn Renaissance Hotel LLC and
Subsidiaries	1,845,625	3,045,625
	88,616,734	103,381,296

Commitments and contingencies

Members’ deficiency	(6,169,253)	(15,236,713)
	$82,447,481	$88,144,583

See notes to combined financial statements.

BROOKLYN RENAISSANCE HOLDING COMPANY LLC
AND AFFILIATED ENTITIES

COMBINED STATEMENTS OF INCOME
(Audit report not required)

	Year Ended December 31,
	2016	2015
Revenues
Base rents	$20,977,346	$20,031,444
Recoveries	10,556,116	8,810,087
Garage income	5,601,317	5,210,421
Prior year water and sewer refund	-	271,279
Prior year real estate tax refund	21,612	-
	37,156,391	34,323,231
Expenses
Management fees	770,440	748,000
Administration	860,863	526,711
Payroll	605,453	665,932
Utilities	3,556,736	3,620,404
Cleaning	3,127,564	3,027,571
Repairs and maintenance	1,054,337	976,215
Security	745,016	635,679
Building operations	459,179	445,603
Garage operations	1,441,029	1,313,570
Ground rent	828,087	828,548
Payments in lieu of taxes and business improvement
district costs	3,753,516	3,125,596
NYC unincorporated business taxes	77,344	69,436
Depreciation and amortization	4,368,639	4,503,872
	21,648,203	20,487,137

Operating income	15,508,188	13,836,094

Interest expense	6,440,728)	(7,881,141)

Net income	$9,067,460	$5,954,953

See notes to combined financial statements.

BROOKLYN RENAISSANCE HOLDING COMPANY LLC
AND AFFILIATED ENTITIES

COMBINED STATEMENT OF CHANGES IN
MEMBERS’ EQUITY (DEFICIENCY)
(Audit report not required)

	Balance,		Balance,		Balance,
	January 1,		December 31,		December 31,
	2015	Net Income	2015	Net Income	2016

HomeRen,Inc.	$(4,802,242)	$3,647,409	$(1,154,833)	$5,553,819	$4,398,986

MWR L.L.C.	16,389,424)	2,307,544	(14,081,880)	3,513,641	(10,568,239)

	$(21,191,666)	$5,954,953	$(15,236,713)	$9,067,460	$(6,169,253)

See notes to combined financial statements.

BROOKLYN RENAISSANCE HOLDING COMPANY LLC
AND AFFILIATED ENTITIES
COMBINED STATEMENTS OF CASH FLOWS
(Audit report not required)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$9,067,460	$5,954,953
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	4,368,639	4,503,872
Amortization of debt issuance costs	421,665	421,665
Deferred rent receivable	3,143,733	3,909,177
Changes in assets and liabilities
Escrow deposits	451,976	(81,607)
Tenant and other receivables	(131,336)	1,812
Prepaid expenses	(240,228)	(153,029)
Accounts payable, accrued expenses and other
liabilities	2,592,208	875,713
Net cash provided by operating activities	19,674,117	15,432,556

Cash flows from investing activities
Reserve for capital improvement	(111,466)	(111,654)

Cash flows from financing activities
Repayment of bond principal	(15,808,600)	(14,390,800)
Repayment of mortgage principal	(769,835)	(737,049)
Repayment to Brooklyn Renaissance Hotel LLC and
Subsidiaries	(1,200,000)	-
Net cash used in financing activities	(17,778,435)	(15,127,849)

Net increase in cash and cash equivalents	1,784,216	193,053
Cash and cash equivalents, beginning of year	3,550,648	3,357,595
Cash and cash equivalents, end of year	$5,334,864	$3,550,648

Supplemental cash flow disclosures
Interest paid	$6,084,577	$7,534,140
Unincorporated business taxes paid	72,525	102,436
Payment in lieu of taxes paid	1,949,394	1,651,411

See notes to combined financial statements.

BROOKLYN RENAISSANCE HOLDING COMPANY LLC
AND AFFILIATED ENTITIES

NOTES TO COMBINED FINANCIAL STATEMENTS
(Audit report not required)

1 - ORGANIZATION

Brooklyn Renaissance Plaza (“BRP”) was organized on June 27, 1996 as a New York limited liability company to construct and operate a mixed-use development project (the “Project”) under its leasehold interest on city-owned property located at Jay, Johnson and Adams Streets in downtown Brooklyn, New York. The original members of BRP were MWR L.L.C. (“MWR”), a New York limited liability company and affiliate of Muss Development LLC; TCG Brooklyn L.L.C. (“TCG”), a Delaware limited liability company and affiliate of The Carlyle Group, a merchant bank; and Luk-Ren, Inc. (“Luk-Ren”), a subsidiary of Leucadia National Corporation (collectively, the “Members”). On July 23, 2004, MWR and Luk-Ren purchased equal parts of TCG’s interest in BRP and TCG withdrew as a member.

The manager of BRP is Allied Renaissance Managers LLC, a New York limited liability company and an affiliate of MWR. Luk-Ren is designated as a special manager.

The Project is a 31-story building tower consisting of:

•	Office Unit #1 is leased to the Kings County District Attorney and occupies approximately 420,000 rentable square feet;

•
Office Unit #2 is leased to the Empire Insurance Company (“Empire”), an operating subsidiary of Leucadia National Corporation. Empire leases approximately 286,000 rentable square feet, an office and retail unit, and an underground garage unit in the Project. Empire subsequently transferred its lease to a Luk-Ren affiliate, BRP Leasing LLC, on October 15, 2013.

In 1998, BRP entered into a series of transactions constituting an internal reorganization of entities under common control. The transactions were all recorded at historical cost.

On December 29, 1998, the Members contributed their interests in BRP to Brooklyn Renaissance Holding Company LLC (the “Company”), a New York limited liability company organized on December 23, 1998. Concurrently, the assets of the underground garage unit were distributed to the Members, who contributed the assets to Brooklyn Renaissance Garage LLC (“BRG”), a New York limited liability company organized on December 22, 1998 to operate and manage the garage. The Company wholly owns BRP and BRG. The Company is owned by the Members with the same percentage interests they originally had in BRP as adjusted for the 2004 purchase of TCG’s member interest by MWR and Luk-Ren.

The Company’s operating agreement (the “Agreement”), dated December 29, 1998, provides that:

a.	The term of the Company shall continue until December 31, 2095 unless it is terminated earlier by mutual agreement.

b.	Profits and losses are to be allocated to the Members in accordance with their percentage interests.

c.	Distributions are to be allocated in accordance with the Agreement.

Effective March 28, 2014, Luk-Ren assigned 49% of its 61.25% membership interest in the Company, its entire interest in two BRP affiliated entities and BRP Leasing LLC to a Luk-Ren affiliate, HomeFed Corporation (“HomeFed”).

Effective September 23, 2014, Luk-Ren assigned the remaining 12.25% of its membership interest in the Company to HomeFed.

Effective September 23, 2014, HomeFed assigned its entire membership interest in the Company, two BRP affiliates and BRP Leasing LLC to HomeRen Inc., a subsidiary of HomeFed.

2 - CHANGE IN ACCOUNTING PRINCIPLE

In 2016, the Company adopted the requirements of Accounting Standards Update 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, for the presentation of debt issuance costs. Debt issuance costs are now reported on the combined balance sheet as a direct reduction of the carrying amount of the related debt.  Previously, such costs were shown as a deferred asset on the balance sheet.  ASU 2015-03 requires retrospective application.  Therefore, the total 2015 amounts have been retrospectively reduced by the same amount.  The Company continues to reflect amortization of debt issuance costs as interest expense, in accordance with ASU 2015-03.  Adoption of ASU 2015-03 had no effect on previously reported net income or members’ deficiency.

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Combined Presentation
The combined financial statement presentation reflects the consolidated accounts of the Company and its wholly owned subsidiaries, BRP and BRG. The presentation also combines the accounts of BRP II LLC, and Brooklyn Renaissance Funding Company LLC (“BRF LLC”), entities with common ownership and management. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates
The preparation of the combined financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the combined financial statements, and reported amounts of the combined revenues and expenses during the reporting period. The most significant assumptions and estimates relate to depreciable lives, impairment of real estate and the recovery of trade accounts receivable. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalent balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations. For purposes of the combined statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Tenant Receivables
Tenant receivables are stated at net realizable value. An allowance for doubtful accounts may be recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts are considered past due or delinquent based on contractual terms and how recently payments have been received. At December 31, 2016 and 2015, no allowance was considered necessary.

Real Estate, Net
Real estate is recorded at cost. Maintenance and repairs are charged to operations at the time the expenditures are made, whereas betterments and improvements are capitalized. Upon sale or other disposition of real estate, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that the carrying values may no longer be appropriate.  Recoverability of carrying values is assessed by estimating future net cash flows from the assets.  Based on management’s evaluations, no impairment charge was deemed necessary at December 31, 2016 and 2015.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact management’s assumptions as to rental rates, costs, holding periods or other factors that may result in changes in the Company’s estimates of future cash flows.  Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

Deferred Costs, Net
Deferred costs consist of deferred leasing costs and commissions which are being amortized on a straight-line basis over the life of the respective leases.

Debt Issuance Costs
Debt issuance costs represent costs incurred in connection with obtaining debt financing. These costs are being amortized on a straight-line basis over the life of the related bonds and mortgages, which approximate the effective interest method.  Amortization of debt issuance costs is included in interest expense.

Rental and Other Income
Leases are classified as operating leases. Base rents are recognized on a straight-line basis over the terms of the respective leases. Deferred rent receivable represents the cumulative amount by which straight-line rental revenue differs from rents currently billed in accordance with the lease agreements. Recoveries from tenants for reimbursements of certain operating expenses and real estate taxes are recognized in the period the associated costs are expensed.

Depreciation
Depreciation on building and improvements is calculated using the straight-line method over an estimated useful life of 39 years. Depreciation on tenant improvements is calculated using the straight-line method over the terms of the respective leases or the useful life, whichever is shorter. Depreciation on garage equipment is calculated using the straight-line method over an estimated useful life of five or seven years.

Income Taxes
The Company has elected to be treated as a partnership for federal income tax purposes. As a partnership, the Company is not directly subject to tax, and the taxable income or loss of the Company is included in the tax returns of the Members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying financial statements.

The Company is subject to New York City unincorporated business tax on net parking income. As of December 31, 2016 and 2015, the Company has no uncertain tax positions or interest and penalties that qualify for either recognition or disclosure in the financial statements.

The tax returns of the Company are subject to examination by taxing authorities. Federal, state, and local tax returns for years prior to 2013 are no longer subject to examination by tax authorities. The Company has no examinations in progress as of December 31, 2016 and 2015.

Presentation of Sales Tax
New York City (the “City”) imposes a sales tax on parking and garaging. The Company’s parking garage operator collects the sales tax from customers and remits the amount to the City. The Company’s accounting policy is to record the revenue net of the sales tax remitted to the City.

4 - REAL ESTATE, NET

	December 31,
	2016	2015

Building and improvements	$120,079,073	$120,079,073
Tenant improvements	18,425,040	18,425,040
Equipment	1,148,285	1,148,285
	139,652,398	139,652,398
Less - Accumulated depreciation	75,078,386	71,090,579
	$64,574,012	$68,561,819

Depreciation expense was $3,987,807 and $4,129,086 for the years ended December 31, 2016 and 2015, respectively.

5 - TENANT AND OTHER RECEIVABLES

Tenant and other receivables consist of the following:

	December 31,
	2016	2015

Tenant receivables	$644,351	$586,499
Due from SP Plus Corporation	209,263	135,779
	$853,614	$722,278

6 - DEFERRED COSTS, NET

Deferred costs, net of accumulated amortization, are as follows:

	December 31,
	2016	2015

Unamortized leasing costs, other	$492,487	$775,147
Unamortized leasing commissions	281,048	363,740
	$773,535	$1,138,887

Amortization expense was $380,832 and $374,786 for the years ended December 31, 2016 and 2015, respectively.

7 - BONDS PAYABLE

Two separate bonds were issued to fund construction costs for Office Unit #1 and Office Unit #2, as described below.

Office Unit #1 Funding
BRF LLC issued lease revenue bonds to qualified institutional buyers to finance the construction of Office Unit #1 for the Kings County District Attorney’s Office. The 9.83% bonds were issued in three tranches, Series A, Series B and Series C, with a total face value of $80,766,000. The Series A and Series B tranches have been repaid. The principal balance of the Series C tranche is $19,440,000 and $29,142,100 at December 31, 2016 and 2015, respectively.

Since commencement of the Kings County District Attorney’s office lease of Office Unit #1, rents paid by the City have been used to make principal and interest payments on the above series of bonds. The total monthly payment on the Series C Bonds is approximately $1,011,000, until the bond matures on September 11, 2018.

Office Unit #2 Funding
Bonds for Office Unit #2 were issued on July 11, 1996 by BRP II LLC, as 8.8% taxable industrial revenue bonds due September 11, 2018, with a total face value of $53,433,000. The principal balance at December 31, 2016 and 2015 is $12,056,600 and $18,163,100, respectively. Such bonds were sponsored by the NYC Industrial Development Corp. to fund the construction of the space to be occupied by Empire (BRP Leasing LLC). The bonds are payable solely from the lease payments due to the Company as lessor. The total monthly payment is approximately $622,000, until the bond matures on September 11, 2018.

Annual future maturities of both bonds are as follows:

Year Ending
December 31,	Office Unit #1	Office Unit #2	Total

2017	$10,700,000	$6,666,100	$17,366,100
2018	8,740,000	5,390,500	14,130,500
			31,496,600
Less - Unamortized debt issuance costs			244,240
Total			$31,252,360

Amortization expense was $320,258 for each of the years ended December 31, 2016 and 2015.

8 - MORTGAGES PAYABLE

Garage Unit
A $20,000,000 mortgage loan with Allstate T.F.I on the garage unit requires monthly payments of $98,857, including interest at 4.29%. The loan matures on August 1, 2024. The mortgage balance at maturity will be approximately $15,951,000. The mortgage is collateralized by the garage unit and is secured by the leasehold interest on the property.

Office/Retail Unit
A $28,000,000 mortgage loan payable to CIBX Commercial Mortgage, LLC requires monthly interest and principal payments of $156,356 based on a 30-year amortization and monthly escrow payments of $16,089. The loan matures on June 1, 2021, with a final payment due of approximately $24,439,000. The mortgage loan is collateralized by the office/retail unit.

Annual future maturities are as follows:

Year Ending	Garage	Office/
December 31,	Unit	Retail Unit	Total

2017	$370,000	$443,000	$813,000
2018	386,000	467,000	853,000
2019	403,000	493,000	896,000
2020	421,000	517,000	938,000
2021	439,000	24,712,000	25,151,000
Thereafter	17,176,961	-	17,176,961
			45,827,961
Less - Unamortized debt issuance costs			602,837
Total			$45,225,124

Amortization expense was $101,407 for each of the years ended December 31, 2016 and 2015.

9 - LEASE ARRANGEMENTS

The Company leases commercial office space to tenants under various lease agreements. These operating lease agreements include renewal options and provisions for additional rent based on increases in operating expenses over base period amounts. The leases generally also require tenants to reimburse the Company for certain operating costs and for increases in real estate taxes above base year amounts based on the Consumer Price Index.

Future minimum rentals required under noncancelable leases, not including tenant reimbursements, as of December 31, 2016 are approximately as follows:

Year Ending
December 31,

2017	$24,986,000
2018	25,831,000
2019	23,285,000
2020	21,210,000
2021	20,566,000
Thereafter	151,912,000
$267,790,000

Two tenants lease approximately 46% and 35% of rentable space at December 31, 2016 and 2015, representing approximately 81% and 82% of the total base rent (excluding straight-line) for the years ended December 31, 2016 and 2015, respectively.

The 46% tenant exercised the option to extend the term of its original lease for an additional period of ten years, commencing September 1, 2018 and expiring August 31, 2028. The 35% tenant’s lease expires in 2018.

Contingent rentals (electricity escalations, operating escalations and real estate tax escalations) included in recoveries were $10,273,623 and $8,365,622 for the years ended December 31, 2016 and 2015, respectively.

10 - GROUND RENT

Pursuant to the terms of the ground lease agreement with the City of New York expiring June 18, 2086, ground rent is payable at a fixed annual rate of $312,834 through June 1, 2022, after which ground rent is payable at an annual amount equal to the fair market rental value of the land. In addition, the Company is obligated to pay as additional base rent 21% of operating garage cash flow, as defined in the agreement. The Company recorded $511,503 and $515,714 in additional ground rent for the years ended December 31, 2016 and 2015, respectively.

11 - MANAGEMENT AGREEMENTS

The Company entered into a management agreement with SP Plus Corporation (formerly known as Central Parking Systems of New York, Inc.) to manage and operate the garages. The management agreement renews annually on December 31 unless terminated by either party upon 30 days’ written notice. Annual management fees are $48,000 for each of the years ended December 31, 2016 and 2015 and are included in garage operations.

The Company entered into a management agreement with American Leisure Services Corp. (“ALSC”) to manage and operate the pool facilities. Effective July 1, 2015, the management agreement was transferred to an affiliate of the Company. Management fees to ALSC were $70,110 for the year ended December 31, 2015.

12 - RELATED PARTY TRANSACTIONS

Renaissance Property Managers LLC (“RPM LLC”), an affiliate of MWR, is paid to manage the office and garage units of the building. Effective January 1, 2015, the annual management fees were $748,000 with annual increases of 3% per year until December 31, 2018. Management fees for the years ended December 31, 2016 and 2015 were $770,440 and $748,000, respectively.

BRP Leasing LLC (formerly Empire) paid $7,462,946 in base rent during each of the years ended December 31, 2016 and 2015, representing approximately 31% of total base rent (excluding straight-line). BRP Leasing LLC occupies approximately 35% of rentable space and also paid $3,741,377 and $2,957,230 in recoveries for the years ended December 31, 2016 and 2015, respectively.

In an agreement dated June 23, 1998, the members pooled spaces currently subleased to various credit tenants. In relation to this agreement, MWR paid $449,491 and $336,091 in recoveries for the years ended December 31, 2016 and 2015, respectively. The agreement also provided for remittance to members of rents received from these credit tenants. As of December 31, 2016 and 2015, the amounts of $6,992,366 and $5,367,807, respectively were not yet distributed and included in accounts payable, accrued expenses and other liabilities.

During 1996, Empire received a date-certain payment of $1,691,000 as consideration for a guarantee to commence rental payments on November 1, 1998 even if construction was not completed on such date. The payment is included in deferred costs and is being amortized over the lease term.

Luk-Ren received payments of approximately $591,000 in total for the costs of obtaining a letter of credit to cover the Empire rent commitment. These costs are included in deferred costs and are being amortized over the lease term.

The amount due to Brooklyn Renaissance Hotel LLC and Subsidiaries is $1,845,625 and $3,045,625 as of December 31, 2016 and 2015, respectively. This amount is noninterest-bearing and payable on demand.

13 - UNION AGREEMENT

In accordance with the collective bargaining agreement between RPM LLC and the United Construction Trades & Industrial Employees (“U.C.T.I.E.”) that expires on January 31, 2018, the Company participates in three multiemployer plans that provide benefits other than pensions to all covered employees.  The Company is required to make monthly contributions for all covered employees to the United Benefit Fund, a health and welfare fund, as well as to the U.C.T.I.E. 401(k) Savings Plan and the Labor Management Corporation Committee/Member Benefit and Scholarship Fund.  The Company contributed $28,342 and $37,793 to these plans for the years ended December 31, 2016 and 2015, respectively.

14 - CONTINGENCIES

The Company, from time to time, is involved in various legal proceedings incurred in the normal course of business. In the opinion of management, if adversely decided, none of these proceedings would have a material effect on the Company’s financial position or results of operations.

15 – SUBSEQUENT EVENTS

These combined financial statements were approved by management and available for issuance on January 27, 2017. Management has evaluated subsequent events through this date.