Form 10-Q/A
period 2017-03-31
HOMEFED CORP
filed 2018-05-30
CIK 833795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q/A
 (Amendment No. 1)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 30, 2018, there were 15,474,746 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) of HomeFed Corporation (“HomeFed,” the “Company” or “we”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2017 (the “Original Filing”).
We are filing this Form 10-Q/A to restate our unaudited consolidated financial statements, financial data and related disclosures as of and for the three month period ended March 31, 2017 to give effect to the restatement reflecting a correction in the method of accounting for the deferral of revenues relating to the 2016 Otay Land sale, as previously disclosed in our Current Report on Form 8-K filed with the SEC on May 11, 2018.
For more detailed financial information related to the restatement please refer to “Restatement of Previously Issued Consolidated Financial Statements” in Note 1 Summary of Significant Accounting Policies herein. We are contemporaneously filing herewith an amendment to our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K/A”), which includes our restated consolidated financial statements as of and for the years ended December 31, 2017 and 2016 and restated Forms 10-Q/A for each of the second and third quarters of fiscal 2017.
Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from the Company's principal executive officer and principal financial officer, which are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. We have also revised Item 4 of the Original Filing.
This Form 10-Q/A sets forth the Original Filing in its entirety and is as amended to reflect only the corrections and revisions described below. Other than as set forth below, no other changes have been made to the Original Filing (except that references to “Leucadia National Corporation” or “Leucadia” now refer to “Jefferies Financial Group Inc.” or “Jefferies” to reflect a corporate name change). In addition, this Form 10-Q/A speaks as of the date of the Original Filing and does not reflect any events occurring after the filing date of the Original Filing and has not been otherwise updated or amended.

In addition to correcting the consolidated financial statements, related revisions have been made to the following sections of the Original Filing:

•	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations

•	Part I - Item 4. Controls and Procedures

•	Part II- Item 6. Exhibits

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(Dollars in thousands, except par value)
(Unaudited)

	Restated
	March 31,	December 31,
	2017	2016
ASSETS
Real estate held for development	$303,293	$297,665
Real estate held for investment, net	38,906	42,536
Cash and cash equivalents	62,322	53,140
Contract assets	—	5,951
Restricted cash	2,860	2,672
Equity method investments	115,998	114,195
Accounts receivable, deposits and other assets	20,198	18,564
Intangible assets, net	4,975	5,634
Net deferred tax asset	38,200	37,856

TOTAL	$586,752	$578,213

LIABILITIES
Accounts payable and accrued liabilities	$16,784	$13,438
Below market lease contract intangibles, net	2,525	2,729
Non-refundable option payments	25	25
Liability for environmental remediation	1,453	1,455
Deferred revenue	2,599	4,311
Contract liabilities	5,295	—
Income taxes payable	—	1,338
Accrued interest payable	1,676	—
Other liabilities	6,605	5,778
Long-term debt, net	102,355	102,084

Total liabilities	139,317	131,158

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,448,500 and 15,448,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	599,104	599,033
Accumulated deficit	(158,898)	(159,130)
Total HomeFed Corporation common shareholders' equity	440,360	440,057
Noncontrolling interest	7,075	6,998
Total equity	447,435	447,055

TOTAL	$586,752	$578,213

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2017 and 2016
(In thousands, except per share amounts)
(Unaudited)

	Restated
	2017	2016
REVENUES
Sales of real estate	$14,950	$1,893
Contract service revenues	8,754	—
Rental income	5,932	5,883
Co-op marketing and advertising fees	110	114
	29,746	7,890

EXPENSES
Cost of sales	12,502	965
Contract service expenses	8,754	—
Rental operating expenses	4,118	4,207
Farming expenses	937	1,126
General and administrative expenses	3,811	3,399
Depreciation and amortization	937	1,017
Administrative services fees to Leucadia National Corporation	45	45
	31,104	10,759

Loss from operations before income (losses) from equity method investment	(1,358)	(2,869)

Income (losses) from equity method investments	1,753	(1,064)

Income (loss) from operations	395	(3,933)

Interest and other income	98	1,362

Income (loss) before income taxes and noncontrolling interest	493	(2,571)

Income tax (provision) benefit	(184)	1,110

Net income (loss)	309	(1,461)

Net (income) loss attributable to the noncontrolling interest	(77)	3

Net income (loss) attributable to HomeFed Corporation common shareholders	$232	$(1,458)

Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$0.02	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2017 and 2016
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2016	$154	$597,922	$(191,695)	$406,381	$10,019	$416,400

Net loss			(1,458)	(1,458)	(3)	(1,461)
Exercise of options to purchase common shares, including excess tax benefit		170		170		170
Share-based compensation expense		18		18		18

Balance, March 31, 2016	$154	$598,110	$(193,153)	$405,111	$10,016	$415,127

Balance January 1, 2017 - restated	$154	$599,033	$(159,130)	$440,057	$6,998	$447,055

Net income - restated			232	232	77	309
Share-based compensation expense		71		71		71

Balance, March 31, 2017 - restated	$154	$599,104	$(158,898)	$440,360	$7,075	$447,435

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2017 and 2016
(In thousands)
(Unaudited)

	Restated
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$309	$(1,461)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
(Income) losses from equity method investments	(1,753)	1,064
Provision (benefit) for deferred income taxes	(344)	(713)
Share-based compensation expense	103	18
Depreciation and amortization of property, equipment and leasehold improvements	139	116
Other amortization	1,122	1,243
Amortization related to issuance costs and debt discount of Senior Notes	271	299
Amortization related to investments	—	(266)
Changes in operating assets and liabilities:
Real estate, held for development	(1,709)	(7,747)
Real estate, held for investment	3,191	(94)
Contract assets/liabilities	11,246	—
Restricted cash related to development activities	(188)	36
Accounts receivable, deposits and other assets	(1,081)	(570)
Deferred revenue	(1,712)	(819)
Accounts payable and accrued liabilities	(500)	(88)
Accrued interest payable	1,676	1,903
Liability for environmental remediation	(2)	(12)
Income taxes payable	(2,162)	(4,378)
Other liabilities	795	72
Net cash provided by (used for) operating activities	9,401	(11,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in equity method investments	(50)	(22)
Net cash used for investing activities	(50)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(169)	—
Reduction of debt	—	(618)
Exercise of options to purchase common shares	—	170
Net cash used for financing activities	(169)	(448)

Net increase (decrease) in cash and cash equivalents	9,182	(11,867)

Cash and cash equivalents, beginning of period	53,140	66,676

Cash and cash equivalents, end of period	$62,322	$54,809

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of tax refunds	$2,414	$4,128
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating and investing activities:
Project development costs incurred that remain payable at end of period	$12,216	$5,870

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

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

Restatement of Previously Issued Consolidated Financial Statements – During 2018, as part of our ordinary course review and analysis of the adoption of the new revenue recognition standard, management determined that it was necessary to restate their financial statements as of and for the three months ended March 31, 2017 related to an error in the contribution of land in April 2016 in the Otay project to Village III Master in exchange for $30 million in cash.  The transaction was originally accounted for as a partial sale of land for which $30 million of sales of real estate and $22.8 million of cost of sales were recognized.  Due to development cost increases, management has re-evaluated that conclusion based on the fact that there was an obligation to further develop the land with a cap of $78.6 million on reimbursement of development costs from the Builder LLCs and determined that the appropriate accounting would be to treat the combined contribution of land and the development obligation under a percentage of completion method of accounting.  As there are significant future development costs to be incurred and profits on the development are tied to future home sales, a reasonable estimate of the development costs and profits cannot be made. As development costs are incurred, revenue will be recognized at an amount equal to the costs incurred during the three months ended March 31, 2017. Also as development costs are incurred (which were previously recorded as a contribution to equity method investments), a contract asset will be recorded for the amount of development costs incurred. At such time as management can reasonably estimate profit, the cumulative profit on costs incurred to date will be recognized and treated as a change in estimate.

Management determined that the financial statements as of and for the three months ended March 31, 2017 were materially misstated.  The financial statement line items that have been impacted and related footnote disclosures have been restated.  The financial statement line items that have been impacted, as originally presented and as restated, are presented below:

The table below reconciles the effects of the adjustments to the previously reported Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 including the related tax effects (in thousands):

	March 31, 2017			December 31, 2016
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Balance Sheets
Contract assets	$—	$—	$—	$—	$5,951	$5,951
Equity method investments	117,936	(1,938)	115,998	127,379	(13,184)	114,195
Net deferred tax asset	35,080	3,120	38,200	34,742	3,114	37,856
Total assets	585,570	1,182	586,752	582,332	(4,119)	578,213
Contract liabilities	—	5,295	5,295	—	—	—
Total liabilities	134,022	5,295	139,317	131,158	—	131,158
Accumulated deficit	(154,785)	(4,113)	(158,898)	(155,011)	(4,119)	(159,130)
Total HomeFed Corporation common shareholders' equity	444,473	(4,113)	440,360	444,176	(4,119)	440,057
Total equity	451,548	(4,113)	447,435	451,174	(4,119)	447,055

The following table reconciles the effects of the adjustments to the previously reported Consolidated Statement of Income for the three month period ended March 31, 2017 (in thousands, except per share amounts):

	For the three months ended March 31, 2017
	Previously Reported	Adjustment	As Restated

Consolidated Statements of Income
Contract service revenues	$—	$8,754	$8,754
Total revenues	20,992	8,754	29,746
Contract service expenses	—	8,754	8,754
Total expenses	22,350	8,754	31,104
Income tax (expense) benefit	(190)	6	(184)
Net income	303	6	309
Net income attributable to HomeFed Corporation common shareholders	226	6	232
Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	0.01	0.01	0.02

The following table reconciles the effects of the adjustments to the previously reported Consolidated Statement of Cash flow for the three month period ended March 31, 2017 (in thousands):

	For the three months ended March 31, 2017
	Previously Reported	Adjustment	As Restated

Consolidated Statements of Cash Flow
Net income	$303	$6	$309
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Benefit for deferred income taxes	(338)	(6)	(344)
Changes in operating assets and liabilities:
Contract assets	—	11,246	11,246
Net cash provided by (used for) operating activities	(1,845)	11,246	9,401

Cash flows investing activities:
Investment in equity method investments	(8,804)	8,754	(50)
Capital distributions from equity method investments	20,000	(20,000)	—
Net cash provided by (used for) investing activities	11,196	(11,246)	(50)

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

In January 2017, we recorded the final map that subdivided the approximately 450 acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the community of Escaya. We formed three limited liability companies (each, a "Builder LLC") to own and develop 948 homes within Escaya and entered into individual operating agreements with each of the three builders as members of the Builder LLCs. Upon admittance of the three builders into their respective Builder LLCs, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation. On January 5, 2017, we made an aggregate capital contribution valued at $20,000,000 of unimproved land and $13,200,000 of completed infrastructure improvements to the three Builder LLCs, representing land and completed improvement value. In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements made by the builders, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us.

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

Summarized financial information for our interest in the three Builder LLCs (in thousands):

	Financial Statement Carrying Amounts
			VIE
March 31, 2017	Assets	Liabilities	Assets
Builder LLCs	$15,253	$—	$78,668

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

Summarized financial information:
At March 31, 2017 and December 31, 2016, our equity method investments are comprised of the following (in thousands):

	Restated
	March 31,	December 31,
	2017	2016
BRP Holding	$77,612	$74,972
BRP Hotel	23,133	24,020
Village III Master	—	15,203
Builder LLCs	15,253	—
Total	$115,998	$114,195

Income (losses) from equity method investments includes the following for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016
BRP Holding	$2,640	$(3)
BRP Hotel	(887)	(1,061)
Total	$1,753	$(1,064)

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

6.   Earnings (loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$232	$(1,458)

Denominator for basic earnings (loss) per share– weighted average shares	15,448	15,411

Stock options	5	—

Denominator for diluted earnings (loss) per share– weighted average shares	15,453	15,411

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
14. Segment Information

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development. Real estate also includes contract service revenues, contract service expenses and the equity method investments in BRP Holding, BRP Hotel and the Builder LLCs in the Otay Land project. Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard under development. Corporate primarily consists of investment income and overhead expenses. Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three months ended March 31, 2017 and 2016 is presented in the following table.

	Restated
	2017	2016
	(in thousands)
Revenues:
Real estate	$29,743	$7,887
Farming	—	—
Corporate	3	3
Total consolidated revenues	$29,746	$7,890

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$4,140	$763
Farming	(1,052)	(1,227)
Corporate	(2,595)	(2,107)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$493	$(2,571)

Depreciation and amortization expenses:
Real estate	$851	$952
Farming	72	54
Corporate	14	11
Total consolidated depreciation and amortization expenses	$937	$1,017

Identifiable assets employed:	March 31, 2017	December 31, 2016
Real estate	$522,482	$509,027
Farming	12,476	13,468
Corporate	51,794	55,718
Total consolidated assets	$586,752	$578,213

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

Results of Operations

We have three reportable segments—real estate, farming and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development.  Real estate also includes contract service revenues, contract service expenses and the equity method investments in BRP Holding, BRP Hotel and the Builder LLCs in the Otay Land project.  Farming operations consist of the Rampage property which includes an operating grape vineyard and an almond orchard.  Corporate primarily consists of interest income and overhead expenses.  Corporate amounts are not allocated to the operating units.

Certain information concerning our segments for the three months ended March 31, 2017 and 2016 is presented in the following table.

	Restated
	2017	2016
	(in thousands)
Revenues:
Real estate	$29,743	$7,887
Farming	—	—
Corporate	3	3
Total consolidated revenues	$29,746	$7,890

Income (loss) from continuing operations before income taxes and nonconrolling interest:
Real estate	$4,140	$763
Farming	(1,052)	(1,227)
Corporate	(2,595)	(2,107)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$493	$(2,571)

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

Contract service revenues and expenses were $8,750,000 for the three months ended March 31, 2017. Under our agreements, we are responsible for the remaining cost of developing the community infrastructure but we also are entitled to receive up to $78,600,000 as reimbursement of development costs through the sale of homes at the Village of Escaya.

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

For the three months ended March 31, 2017 and 2016, our provision (benefit) for income taxes was $200,000 and $(1,100,000), respectively, representing an effective tax rate of 37.4% and 43.2%, respectively.

Liquidity and Capital Resources

Net cash of $9,400,000 was provided by and $11,400,000 was used for operating activities during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, we received payment that satisfied the 2016 year end balance of our contract assets of $5,950,000 for our costs incurred to complete the infrastructure improvements related to the Village of Escaya and $5,300,000 for infrastructure improvements not yet completed by us. For the three months ended March 31, 2017 and 2016, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties including the improvement of the almond orchard.

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

In January 2017, we recorded the final map that subdivided the approximately 450 acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the community of Escaya. We formed three limited liability companies (each, a "Builder LLC") to own and develop 948 homes within Escaya and entered into individual operating agreements with each of the three builders as members of the Builder LLCs. Upon admittance of the three builders into their respective Builder LLCs, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation. On January 5, 2017, we made an aggregate capital contribution valued at $20,000,000 of unimproved land and $13,200,000 of completed infrastructure improvements to the three Builder LLCs, representing land and completed improvement value. In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements made by the builders, the builders then made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. At the time our quarterly report on Form 10-Q for the three months ended March 31, 2017 was filed on May 3, 2017, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2017.  Subsequent to that evaluation, our principal executive and principal financial officers concluded that, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, our disclosure controls and procedures were not effective.

Notwithstanding the existence of the material weaknesses described below, management has concluded that the restated unaudited consolidated financial statements included in this Amendment No. 1 to the Quarterly Report on Form 10-Q present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented herein in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified a control deficiency related to the inadequate design of the control specific to complex revenue transactions that involve our equity method investments where there is both an obligation to perform further development combined with an unusual development pattern where costs and profits are difficult to reasonably estimate.

Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

We have initiated a plan to remediate the material weaknesses described above. The remediation plan includes implementation of a new control designed to evaluate the appropriateness of complex revenue recognition policies and procedures pertaining to equity method investments and the recording of revenue transactions covered by such policies.  However, we are required to demonstrate the effectiveness of the new processes for a sufficient period of time. Therefore, until all remedial actions, including the efforts to test the necessary control activities, are fully completed, the material weakness identified will continue to exist.  We are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency.

During the fiscal quarter ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HOMEFED CORPORATION
(Registrant)

Date: May 30, 2018	By:	/s/ Erin N. Ruhe
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