Form 10-Q/A
period 2017-06-30
HOMEFED CORP
filed 2018-05-30
CIK 833795

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

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) of HomeFed Corporation (“HomeFed,” the “Company” or “we”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on August 2, 2017 (the “Original Filing”).
We are filing this Form 10-Q/A to restate our unaudited consolidated financial statements, financial data and related disclosures as of and for the three and six months period ended June 30, 2017 and 2016 to give effect to the restatement reflecting a correction in the method of accounting for the deferral of revenues relating to the 2016 Otay Land sale, as previously disclosed in our Current Report on Form 8-K filed with the SEC on May 11, 2018.
For more detailed financial information related to the restatement please refer to “Restatement of Previously Issued Consolidated Financial Statements” in Note 1 Summary of Significant Accounting Policies herein. We are contemporaneously filing herewith an amendment to our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K/A”), which includes our restated consolidated financial statements as of and for the years ended December 31, 2017 and 2016 and restated Forms 10-Q/A for the first and third quarters of fiscal 2017.
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

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.
HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(Dollars in thousands, except par value)
(Unaudited)

	Restated
	June 30,	December 31,
	2017	2016
ASSETS
Real estate held for development	$304,069	$297,665
Real estate held for investment, net	38,610	42,536
Cash and cash equivalents	54,140	53,140
Contract assets	3,011	5,951
Restricted cash	2,670	2,672
Equity method investments	118,654	114,195
Accounts receivable, deposits and other assets	22,645	18,564
Intangible assets, net	4,317	5,634
Net deferred tax asset	46,355	37,856

TOTAL	$594,471	$578,213

LIABILITIES
Accounts payable and accrued liabilities	$23,348	$13,438
Below market lease contract intangibles, net	2,327	2,729
Non-refundable option payments	25	25
Liability for environmental remediation	1,452	1,455
Deferred revenue	1,731	4,311
Income taxes payable	—	1,338
Other liabilities	2,029	5,778
Long-term debt, net	102,114	102,084

Total liabilities	133,026	131,158

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,448,500 and 15,448,500 shares outstanding after deducting 395,409 shares held in treasury	154	154
Additional paid-in capital	599,437	599,033
Accumulated deficit	(145,216)	(159,130)
Total HomeFed Corporation common shareholders' equity	454,375	440,057
Noncontrolling interest	7,070	6,998
Total equity	461,445	447,055

TOTAL	$594,471	$578,213

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2017 and 2016
(In thousands, except per share amounts)
(Unaudited)

	Restated
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Sales of real estate	$20,178	$25,922	$35,128	$27,815
Contract service revenues	8,306	2,865	17,060	2,865
Rental income	6,357	5,823	12,289	11,706
Co-op marketing and advertising fees	127	196	237	310
	34,968	34,806	64,714	42,696

EXPENSES
Cost of sales	18,248	23,829	30,750	24,794
Contract service expenses	8,306	2,865	17,060	2,865
Rental operating expenses	4,101	4,451	8,219	8,658
Farming expenses	988	814	1,925	1,940
General and administrative expenses	4,257	3,439	8,068	6,838
Depreciation and amortization	915	961	1,852	1,978
Administrative services fees to Jefferies Financial Group Inc.	45	45	90	90
	36,860	36,404	67,964	47,163

Loss from operations before income (losses) from equity method investment	(1,892)	(1,598)	(3,250)	(4,467)

Income (losses) from equity method investments	2,657	(273)	4,410	(1,337)

Income (losses) from operations	765	(1,871)	1,160	(5,804)

Interest and other income	95	954	193	2,316

Income (losses) before income taxes and noncontrolling interest	860	(917)	1,353	(3,488)

Income tax benefit	12,817	32,446	12,633	33,556

Net income	13,677	31,529	13,986	30,068

Net (income) loss attributable to the noncontrolling interest	5	12	(72)	15

Net income attributable to HomeFed Corporation common shareholders	$13,682	$31,541	$13,914	$30,083

Basic earnings per common share attributable to HomeFed Corporation common shareholders	$0.89	$2.04	$0.90	$1.95

Diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.88	$2.04	$0.90	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended June 30, 2017 and 2016
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2016	$154	$597,922	$(191,695)	$406,381	$10,019	$416,400

Net income (loss) - restated			30,083	30,083	(15)	30,068
Exercise of options to purchase common shares, including excess tax benefit		953		953		953
Share-based compensation expense		36		36		36

Balance, June 30, 2016 - restated	$154	$598,911	$(161,612)	$437,453	$10,004	$447,457

Balance January 1, 2017 - restated	$154	$599,033	$(159,130)	$440,057	$6,998	$447,055

Net income - restated			13,914	13,914	72	13,986
Share-based compensation expense		404		404		404

Balance, June 30, 2017 - restated	$154	$599,437	$(145,216)	$454,375	$7,070	$461,445

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2017 and 2016
(In thousands)
(Unaudited)

	Restated
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,986	$30,068
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) losses from equity method investments	(4,410)	1,337
Benefit for deferred income taxes	(8,499)	(34,871)
Share-based compensation expense	624	36
Excess tax benefit from exercise of options	—	(6)
Depreciation and amortization of property, equipment and leasehold improvements	254	246
Other amortization	2,253	2,401
Amortization related to investments	—	(538)
Changes in operating assets and liabilities:
Real estate, held for development	2,730	6,284
Real estate, held for investment	3,183	(100)
Contract assets/liabilities	2,940	4,368
Restricted cash related to development activities	2	(16)
Accounts receivable, deposits and other assets	(2,943)	(1,806)
Deferred revenue	(2,580)	(1,067)
Accounts payable and accrued liabilities	1,325	(69)
Liability for environmental remediation	(3)	(14)
Income taxes payable	(3,150)	(2,804)
Other liabilities	(3,969)	58
Net cash provided by operating activities	1,743	3,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in equity method investments	(49)	(2,250)
Capital distributions from equity method investments	—	—
Net cash used for investing activities	(49)	(2,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(694)	(586)
Reduction of debt	—	(618)
Exercise of options to purchase common shares	—	947
Excess tax benefit from exercise of stock options	—	6
Net cash used for financing activities	(694)	(251)

Net increase in cash and cash equivalents	1,000	1,006

Cash and cash equivalents, beginning of period	53,140	66,676

Cash and cash equivalents, end of period	$54,140	$67,682

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of tax refunds	$3,513	$4,403
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating and investing activities:
Land contributed as an investment in Village III Master	$—	$15,150
Project development costs incurred that remain payable at end of period	$16,969	$6,627

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

Restatement of Previously Issued Consolidated Financial Statements – During 2018, as part of our ordinary course review and analysis of the adoption of the new revenue recognition standard, management determined that it was necessary to restate their financial statements as of and for the three and six months ended June 30, 2017 and 2016 related to the contribution of land in April 2016 in the Otay project to Village III Master in exchange for $30 million in cash.  The transaction was originally accounted for as a partial sale of land for which $30 million of sales of real estate and $22.8 million of cost of sales were recognized.  Due to development cost increases, management has re-evaluated that conclusion based on the fact that there was an obligation to further develop the land with a cap of $78.6 million on reimbursement of development costs from the Builder LLCs and determined that the appropriate accounting would be to treat the combined contribution of land and the development obligation under a percentage of completion method of accounting.  As there are significant future development costs to be incurred and profits on the development are tied to future home sales, a reasonable estimate of the development costs and profits cannot be made. As such it was determined that no profit would be recognized on the land sale for the three and six months ended June 30, 2016.  As development costs are incurred, revenue will be recognized at an amount equal to the costs incurred during the three and six months ended June 30, 2017 and 2016. Also as development costs are incurred (which were previously recorded as a contribution to equity method investments), a contract asset will be recorded for the amount of development costs incurred. At such time as management can reasonably estimate profit, the cumulative profit on costs incurred to date will be recognized and treated as a change in estimate.

Management determined that the financial statements as of and for the three and six months ended June 30, 2017 and 2016 were materially misstated.  The financial statement line items that have been impacted and related footnote disclosures have been restated.  The financial statement line items that have been impacted, as originally presented and as restated, are presented below:

The table below reconciles the effects of the adjustments to the previously reported Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 including the related tax effects (in thousands):

	June 30, 2017			December 31, 2016
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Balance Sheets
Contract assets	$—	$3,011	$3,011	$—	$5,951	$5,951
Equity method investments	128,898	(10,244)	118,654	127,379	(13,184)	114,195
Net deferred tax asset	43,234	3,121	46,355	34,742	3,114	37,856
Total assets	598,583	(4,112)	594,471	582,332	(4,119)	578,213
Accumulated deficit	(141,104)	(4,112)	(145,216)	(155,011)	(4,119)	(159,130)
Total HomeFed Corporation common shareholders' equity	458,487	(4,112)	454,375	444,176	(4,119)	440,057
Total equity	465,557	(4,112)	461,445	451,174	(4,119)	447,055

The following tables reconcile the effects of the adjustments to the previously reported Consolidated Statements of Income for the three and six month periods ended June 30, 2017 and 2016 (in thousands, except per share amounts).

	For the three months ended June 30, 2017			For the six months ended June 30, 2017
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Statements of Income
Contract service revenues	$—	$8,306	$8,306	$—	$17,060	$17,060
Total revenues	26,662	8,306	34,968	47,654	17,060	64,714
Contract service expenses	—	8,306	8,306	—	17,060	17,060
Total expenses	28,554	8,306	36,860	50,904	17,060	67,964
Income tax (expense) benefit	12,816	1	12,817	12,626	7	12,633
Net income	13,676	1	13,677	13,979	7	13,986
Net income attributable to HomeFed Corporation common shareholders	13,681	1	13,682	13,907	7	13,914

	For the three months ended June 30, 2016			For the six months ended June 30, 2016
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Statements of Income
Sales of real estate	$33,155	$(7,233)	$25,922	$35,048	$(7,233)	$27,815
Contract service revenues	—	2,865	2,865	—	2,865	2,865
Total revenues	39,174	(4,368)	34,806	47,064	(4,368)	42,696
Contract service expenses	—	2,865	2,865	—	2,865	2,865
Total expenses	33,539	2,865	36,404	44,298	2,865	47,163
Income (loss) before income (losses) from equity method investments	5,635	(7,233)	(1,598)	2,766	(7,233)	(4,467)
Income (loss) from operations	5,362	(7,233)	(1,871)	1,429	(7,233)	(5,804)
Income (losses) before income taxes and noncontrolling interest	6,316	(7,233)	(917)	3,745	(7,233)	(3,488)
Income tax benefit	29,428	3,018	32,446	30,538	3,018	33,556
Net income	35,744	(4,215)	31,529	34,283	(4,215)	30,068
Net income attributable to HomeFed Corporation common shareholders	35,756	(4,215)	31,541	34,298	(4,215)	30,083
Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	2.32	(0.28)	2.04	2.22	(0.27)	1.95

The following table reconciles the effects of the adjustments to the previously reported Consolidated Statements of Cash flow for the six month periods ended June 30, 2017 and 2016 (in thousands).

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Statements of Cash Flow
Net income	$13,979	$7	$13,986	$34,283	$(4,215)	$30,068
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Benefit for deferred income taxes	(8,492)	(7)	(8,499)	(31,853)	(3,018)	(34,871)
Changes in operating assets and liabilities:
Contract assets/liabilities	—	2,940	2,940	—	4,368	4,368
Net cash provide by (used for) operating activities	(1,197)	2,940	1,743	6,372	(2,865)	3,507

Cash flows investing activities:
Investment in equity method investments	(17,109)	17,060	(49)	(5,115)	2,865	(2,250)
Capital distributions from equity method investments	20,000	(20,000)	—	—	—	—
Net cash provide by (used for) investing activities	2,891	(2,940)	(49)	(5,115)	2,865	(2,250)

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

2.   Intangibles, Net

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2014, intangible assets include above market leases and leases in place and intangible liabilities include below market leases which were recorded at fair value when we acquired substantially all of the real estate properties and operations of Leucadia National Corporation ("Leucadia"), now known as Jefferies Financial Group Inc. ("Jefferies"), the membership interests in Brooklyn Renaissance Plaza ("BRP Holding") and Brooklyn Renaissance Hotel LLC ("BRP Hotel") and cash in exchange for 7.5 million of our common shares (the "Acquisition") during 2014.

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

Summarized financial information for our interest in the three Builder LLCs (in thousands):

	Financial Statement Carrying Amounts
			VIE
June 30, 2017	Assets	Liabilities	Assets
Builder LLCs	$15,178	$—	$100,820

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

Summarized financial information:
At June 30, 2017 and December 31, 2016, our equity method investments are comprised of the following (in thousands):

	Restated
	June 30,	December 31,
	2017	2016
BRP Holding	$80,437	$74,972
BRP Hotel	23,039	24,020
Village III Master	—	15,203
Builder LLCs	15,178	—
Total	$118,654	$114,195

Income (losses) from equity method investments includes the following for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
BRP Holding	$2,825	$(402)	$5,465	$(405)
BRP Hotel	(94)	129	(981)	(932)
Builder LLCs	(74)	—	(74)	—
Total	$2,657	$(273)	$4,410	$(1,337)

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

6.   Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Restated
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator – net income attributable to HomeFed Corporation common shareholders	$13,682	$31,541	13,914	$30,083

Denominator for basic earnings per share– weighted average shares	15,448	15,432	15,448	15,422

Restricted stock units	45	—	26	—
Stock options	5	13	5	15

Denominator for diluted earnings per share– weighted average shares	15,498	15,445	15,479	15,437

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

8.   Related Party Transactions

On March 23, 2017, Ian M. Cumming resigned from the Board of Directors. To fill the vacancy, the Board of Directors elected Jimmy Hallac, who is a Managing Director for Jefferies, on March 28, 2017. Jefferies executives now hold three of the seven board of director positions. Our Chairman, Joseph S. Steinberg, is a significant stockholder of Jefferies and Chairman of Jefferies’ board, and one of our Directors, Brian P. Friedman, is the President and a director of Jefferies.

Prior to Mr. Cumming's resignation, he sold 783,889 of our shares for $31,300,000 to Jefferies in a privately negotiated transaction during March 2017. Mr. Cumming was considered to be a “Related Person” under our related person transactions policy (the “Policy”) at the time of the sale.  Accordingly, the independent Audit Committee of the Board (the “Audit Committee”) considered the transaction and recommended to the Board the approval of the sales transaction, which was unanimously approved by the Board (with Mr. Cumming abstaining from the vote).

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

Pursuant to a Placement Agency Agreement, Jefferies Group LLC ("Jefferies Group") acted as Placement Agent for the Notes.  Jefferies Group is a wholly-owned subsidiary of Jefferies. Jefferies is our affiliate and a “Related Person” under the Policy.  Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreement and approved, and recommended to the Board the approval of, the Placement Agency Agreement, which was unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group and Mr. Steinberg, abstaining from the vote).  Pursuant to the Placement Agency Agreement, Jefferies Group received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Notes on the first anniversary of the Issue Date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the Issue Date.  Additionally, we and each of the Guarantors has agreed to indemnify Jefferies Group against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies Group.

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

Jefferies:

Pursuant to an administrative services agreement, Jefferies provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 and $90,000 for each of the three and six months ended June 30, 2017 and 2016, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Jefferies under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended June 30, 2017 and 2016 and $6,000 for each of the six months ended June 30, 2017 and 2016.

Jefferies is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project. See Note 12 for more information.

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

10.  Real Estate Sales Activity

Otay Land project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, HomeFed Village III Master, LLC (“Village III Master”), to own and develop an approximate 450-acre community planned for 992 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master to build and sell 948 homes within the community.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. Of the $30,000,000 in cash proceeds we received from the builders at closing, $22,800,000 was recognized as revenue from sales of real estate and cost of sales during 2016. Under the percentage of completion model, profit will be recognized when we have sufficient evidence to reasonably estimate profits on the land sale and ongoing development activities. At that point, cumulative profit will be recognized as a change in estimate.

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

As of July 24, 2017, we have entered into an agreement to sell 42 single family lots for $2,100,000 and 70 multi-family lots for $1,050,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

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

Specifically for the San Elijo Hills project, Jefferies is contractually obligated to obtain these bonds on behalf of the project pursuant to the terms of agreements entered into when the project was acquired by us.  We are responsible for paying all third party fees related to obtaining the bonds.

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

A former subsidiary of Jefferies was the primary obligor under certain lease obligations to BRP Holding. In connection with Jefferies' earlier sale of that subsidiary to a third party, Jefferies assumed its lease obligations through another of its subsidiaries at that time, BRP Leasing. When HomeFed purchased BRP Leasing, we agreed to indemnify Jefferies for these obligations. The primary lease expires in 2018 and the aggregate amount of rental obligations was approximately $10,100,000 as of June 30, 2017, plus approximately $5,550,000 of projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

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

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

Certain information concerning our segments for the three and six months ended June 30, 2017 and 2016 is presented in the following table.

	Restated
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Real estate	$34,965	$34,803	$64,708	$42,690
Corporate	3	3	6	6
Total consolidated revenues	$34,968	$34,806	$64,714	$42,696

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$4,685	$2,262	$8,825	$3,025
Farming	(1,107)	(889)	(2,159)	(2,116)
Corporate	(2,718)	(2,290)	(5,313)	(4,397)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$860	$(917)	$1,353	$(3,488)

Depreciation and amortization expenses:
Real estate	$820	$885	$1,671	$1,837
Farming	80	64	152	118
Corporate	15	12	29	23
Total consolidated depreciation and amortization expenses	$915	$961	$1,852	$1,978

Identifiable assets employed:		June 30, 2017	December 31, 2016
Real estate		$519,480	$509,027
Farming		11,416	13,468
Corporate		63,575	55,718
Total consolidated assets		$594,471	$578,213

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

Certain information concerning our segments for the three and six months ended June 30, 2017 and 2016 is presented in the following table.

	Restated
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Real estate	$34,965	$34,803	$64,708	$42,690
Corporate	3	3	6	6
Total consolidated revenues	$34,968	$34,806	$64,714	$42,696

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$4,685	$2,262	$8,825	$3,025
Farming	(1,107)	(889)	(2,159)	(2,116)
Corporate	(2,718)	(2,290)	(5,313)	(4,397)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$860	$(917)	$1,353	$(3,488)

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

There were no sales of real estate at the Otay Land project during the three and six months ended June 30, 2017. As discussed above in Notes 3 and 10, of the $30,000,000 in cash proceeds we received from the builders at closing of HomeFed Village III Master, LLC, $22,800,000 was recognized as revenue from sales of real estate and cost of sales during the three and six months ended June 30, 2016. Under the percentage of completion model, profit will be recognized when we have sufficient evidence to reasonably estimate profits on the land sale and ongoing development activities. At that point, cumulative profit will be recognized as a change in estimate.

Contract service revenues and expenses were $8,300,000 and $17,050,000 for the three and six months ended June 30, 2017, respectively, and $2,850,000 for each of the three and six months ended June 30, 2016. Under our agreements, we are responsible for the remaining cost of developing the community infrastructure but we also are entitled to receive up to $78,600,000 as reimbursement of development costs through the sale of homes at the Village of Escaya.

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

During the second quarter of 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, we recognized an income tax benefit of $13,200,000 in our consolidated results of operations. During the second quarter of 2016, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset. As a result, $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during the three and six months ended June 30, 2016. For the three months ended June 30, 2017 and 2016, our benefit for income taxes was $12,800,000 and $32,450,000, respectively, and for the six months ended June 30, 2017 and 2016, our benefit for income taxes was $12,650,000 and $33,550,000, respectively.

Liquidity and Capital Resources

Net cash of $1,750,000 and $3,500,000, respectively, was provided by operating activities during the six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, we collected an excess of $2,950,000 of cash from the Builders LLC between what was earned and what we actually received. This was partially offset by cash used for payments of federal and state income taxes and real estate expenditures on held for development properties; For the six months ended June 30, 2016, cash was provided by the sale of real estate at the Otay Land project for $30,000,000. Additionally, for the six months ended June 30, 2016, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties including the improvement of the almond orchard.

Net cash of $2,250,000 was primarily used for investing activities during the six months 2016 period consisting of a $2,200,000 equity investment in BRP Hotel for the funding of the hotel renovation.

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

As of July 24, 2017, we have entered into an agreement to sell 42 single family lots for $2,100,000 and 70 multi-family lots for $1,050,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the regions where our business is concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Jefferies’ real estate assets and investments; influence over our affairs by our principal stockholders; our ability to generate sufficient taxable income to fully realize our deferred tax asset; limitations on our business activities imposed by the terms of our indentures and our ability to finance our development projects and related business activities.  For additional information see Part I, Item 1A. Risk Factors in the 2016 10-K and in Item 1A. Risk Factors in Part II in this quarterly report.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. At the time our quarterly report on Form 10-Q for the three and six months ended June 30, 2017 was filed on August 2, 2017, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2017.  Subsequent to that evaluation, our principal executive and principal financial officers concluded that, due to the material weakness in internal control over financial reporting that was disclosed in ou

r Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, our disclosure controls and procedures were not effective.

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

During the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q/A of HomeFed Corporation for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

31.1         Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

101          Financial statements from the Quarterly Report on Form 10-Q/A of HomeFed Corporation for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.