Form 10-Q/A
period 2017-09-30
HOMEFED CORP
filed 2018-05-30
CIK 833795

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

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) of HomeFed Corporation (“HomeFed,” the “Company” or “we”) amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2017 (the “Original Filing”).
We are filing this Form 10-Q/A to restate our unaudited consolidated financial statements, financial data and related disclosures as of and for the three and nine months period ended September 30, 2017 and 2016 to give effect to the restatement reflecting a correction in the method of accounting for the deferral of revenues relating to the 2016 Otay Land sale, as previously disclosed in our Current Report on Form 8-K filed with the SEC on May 11, 2018.
For more detailed financial information related to the restatement please refer to “Restatement of Previously Issued Consolidated Financial Statements” in Note 1 Summary of Significant Accounting Policies herein. We are contemporaneously filing herewith an amendment to our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K/A”), which includes our restated consolidated financial statements as of and for the years ended December 31, 2017 and 2016 and restated Forms 10-Q/A for the first and second quarters of fiscal 2017.
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

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(Dollars in thousands, except par value)
(Unaudited)

	Restated
	September 30,	December 31,
	2017	2016
ASSETS
Real estate held for development	$310,705	$297,665
Real estate held for investment, net	38,315	42,536
Cash and cash equivalents	35,382	53,140
Contract assets	11,595	5,951
Restricted cash	2,642	2,672
Equity method investments	120,950	114,195
Accounts receivable, deposits and other assets	23,013	18,564
Intangible assets, net	3,660	5,634
Net deferred tax asset	44,065	37,856

TOTAL	$590,327	$578,213

LIABILITIES
Accounts payable and accrued liabilities	$24,746	$13,438
Below market lease contract intangibles, net	2,128	2,729
Non-refundable option payments	255	25
Liability for environmental remediation	1,452	1,455
Deferred revenue	1,441	4,311
Income taxes payable	—	1,338
Accrued interest payable	38	—
Other liabilities	2,389	5,778
Long-term debt, net	97,483	102,084

Total liabilities	129,932	131,158

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,451,532 and 15,448,500 shares outstanding after deducting 397,377 and 395,409 shares held in treasury	155	154
Additional paid-in capital	599,865	599,033
Accumulated deficit	(144,746)	(159,130)
Total HomeFed Corporation common shareholders' equity	455,274	440,057
Noncontrolling interest	5,121	6,998
Total equity	460,395	447,055

TOTAL	$590,327	$578,213

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2017 and 2016
(In thousands, except per share amounts)
(Unaudited)

	Restated
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Sales of real estate	$7,980	$2,757	$43,108	$30,572
Contract service revenues	8,584	4,121	25,644	6,986
Rental income	5,877	5,812	18,166	17,518
Farming revenues	3,411	4,427	3,411	4,427
Co-op Marketing and advertising fees	157	194	394	504
	26,009	17,311	90,723	60,007

EXPENSES
Cost of sales	7,609	1,442	38,359	26,236
Contract service expenses	8,584	4,121	25,644	6,986
Rental operating expenses	4,422	4,336	12,641	12,994
Farming expenses	1,179	1,165	3,104	3,105
General and administrative expenses	4,533	3,789	12,601	10,627
Depreciation and amortization	927	941	2,779	2,919
Administrative services fees to Jefferies Financial Group Inc.	45	45	135	135
	27,299	15,839	95,263	63,002

Income (loss) from operations before income (losses) from equity method investment	(1,290)	1,472	(4,540)	(2,995)

Income (losses) from equity method investments	2,278	(292)	6,688	(1,629)

Income (losses) from operations	988	1,180	2,148	(4,624)

Interest and other income	102	394	295	2,710

Income (losses) before income taxes and noncontrolling interest	1,090	1,574	2,443	(1,914)

Income tax (provision) benefit	(619)	(281)	12,014	33,275

Net income	471	1,293	14,457	31,361

Net (income) loss attributable to the noncontrolling interest	(1)	30	(73)	45

Net income attributable to HomeFed Corporation common shareholders	$470	$1,323	$14,384	$31,406

Basic and diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.03	$0.09	$0.93	$2.03

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended September 30, 2017 and 2016
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2016	$154	$597,922	$(191,695)	$406,381	$10,019	$416,400

Net income (loss) - restated			31,406	31,406	(45)	31,361
Distributions to noncontrolling interests					(3,300)	(3,300)
Exercise of options to purchase common shares, including excess tax benefit		1,036		1,036		1,036
Share-based compensation expense		55		55		55

Balance, September 30, 2016 - restated	$154	$599,013	$(160,289)	$438,878	$6,674	$445,552

Balance January 1, 2017 - restated	$154	$599,033	$(159,130)	$440,057	$6,998	$447,055

Net income - restated			$14,384	14,384	73	14,457
Distributions to noncontrolling interests					(1,950)	(1,950)
Exercise of options to purchase common shares, including excess tax benefit	1	22		23		23
Share-based compensation expense		810		810		810

Balance, September 30, 2017 - restated	$155	$599,865	$(144,746)	$455,274	$5,121	$460,395

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended September 30, 2017 and 2016
(In thousands)
(Unaudited)

	Restated
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,457	$31,361
Adjustments to reconcile net income to net cash used for operating activities:
(Income) losses from equity method investments	(6,688)	1,629
Benefit for deferred income taxes	(6,209)	(35,038)
Share-based compensation expense	1,218	55
Excess tax benefit from exercise of options	—	(25)
Depreciation and amortization of property, equipment and leasehold improvements	384	383
Other amortization	3,380	3,536
Amortization related to issuance costs and debt discount of Senior Notes	—	886
Amortization related to investments	—	(821)
Loss on extinguishment of debt	331	—
Changes in operating assets and liabilities:
Real estate, held for development	(5,210)	(2,420)
Real estate, held for investment	3,182	(323)
Contract assets/liabilities	(5,644)	247
Restricted cash related to development activities	30	3,758
Accounts receivable, deposits and other assets	(2,983)	(4,864)
Deferred revenue	(2,870)	(1,266)
Accounts payable and accrued liabilities	1,028	812
Accrued interest payable	38	1,893
Non-refundable option payments	230	—
Liability for environmental remediation	(3)	(15)
Income taxes payable	(4,646)	(2,679)
Other liabilities	(3,797)	148
Net cash used for operating activities	(13,772)	(2,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in equity method investments	(67)	(3,284)
Capital distributions from equity method investments	—	—
Net cash used for investing activities	(67)	(3,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	100,000	—
Payment of debt issuance costs	(797)	(586)
Distributions to noncontrolling interests	—	(3,300)
Reduction of debt	(103,145)	(1,243)
Exercise of options to purchase common shares	23	1,011
Excess tax benefit from exercise of stock options	—	25
Net cash used for financing activities	(3,919)	(4,093)

Net decrease in cash and cash equivalents	(17,758)	(10,120)

Cash and cash equivalents, beginning of period	53,140	66,676

Cash and cash equivalents, end of period	$35,382	$56,556

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of tax refunds	$3,513	$4,974
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating activities:
Project development costs incurred that remain payable at end of period	$15,398	$8,448
Non-cash investing activities:
Land contributed as an investment in Village III Master	$—	$15,150
Non-cash financing activities:
Dividends declared but not paid yet	$1,950	$—
Debt issuance costs incurred but not paid yet	$1,350	$—

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

Restatement of Previously Issued Consolidated Financial Statements – During 2018, as part of our ordinary course review and analysis of the adoption of the new revenue recognition standard, management determined that it was necessary to restate their financial statements as of and for the three and nine months ended September 30, 2017 and 2016 related to the contribution of land in April 2016 in the Otay project to Village III Master in exchange for $30 million in cash.  The transaction was originally accounted for as a partial sale of land for which $30 million of sales of real estate and $22.8 million of cost of sales were recognized.  Due to development cost increases, management has re-evaluated that conclusion based on the fact that there was an obligation to further develop the land with a cap of $78.6 million on reimbursement of development costs from the Builder LLCs and determined that the appropriate accounting would be to treat the combined contribution of land and the development obligation under a percentage of completion method of accounting.  As there are significant future development costs to be incurred and profits on the development are tied to future home sales, a reasonable estimate of the development costs and profits cannot be made. As such it was determined that no profit would be recognized on the land sale for the three and nine months ended September 30, 2016.  As development costs are incurred, revenue will be recognized at an amount equal to the costs incurred during the three and nine months ended September 30, 2017 and 2016. Also as development costs are incurred (which were previously recorded as a contribution to equity method investments), a contract asset will be recorded for the amount of development costs incurred. At such time as management can reasonably estimate profit, the cumulative profit on costs incurred to date will be recognized and treated as a change in estimate.

Management determined that the financial statements as of and for the three and nine months ended September 30, 2017 and 2016 were materially misstated.  The financial statement line items that have been impacted and related footnote disclosures have been restated.  The financial statement line items that have been impacted, as originally presented and as restated, are presented below:

The table below reconciles the effects of the adjustments to the previously reported Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 including the related tax effects (in thousands):

	September 30, 2017			December 31, 2016
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Balance Sheets
Contract assets	$—	$11,595	$11,595	$—	$5,951	$5,951
Equity method investments	139,778	(18,828)	120,950	127,379	(13,184)	114,195
Net deferred tax asset	40,944	3,121	44,065	34,742	3,114	37,856
Total assets	594,439	(4,112)	590,327	582,332	(4,119)	578,213
Accumulated deficit	(140,634)	(4,112)	(144,746)	(155,011)	(4,119)	(159,130)
Total HomeFed Corporation common shareholders' equity	459,386	(4,112)	455,274	444,176	(4,119)	440,057
Total equity	464,507	(4,112)	460,395	451,174	(4,119)	447,055

The following tables reconcile the effects of the adjustments to the previously reported Consolidated Statements of Income for the three and nine month periods ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	For the three months ended September 30, 2017			For the nine months ended September 30, 2017
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Statements of Income
Contract service revenues	$—	$8,584	$8,584	$—	$25,644	$25,644
Total revenues	17,425	8,584	26,009	65,079	25,644	90,723
Contract service expenses	—	8,584	8,584	—	25,644	25,644
Total expenses	18,715	8,584	27,299	69,619	25,644	95,263
Income tax (expense) benefit	(619)	—	(619)	12,007	7	12,014
Net income	471	—	471	14,450	7	14,457
Net income attributable to HomeFed Corporation common shareholders	470	—	470	14,377	7	14,384

	For the three months ended September 30, 2016			For the nine months ended September 30, 2016
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Statements of Income
Sales of real estate	$2,757	$—	$2,757	$37,805	$(7,233)	$30,572
Contract service revenues	—	4,121	4,121	—	6,986	6,986
Total revenues	13,190	4,121	17,311	60,254	(247)	60,007
Contract service expenses	—	4,121	4,121	—	6,986	6,986
Total expenses	11,718	4,121	15,839	56,016	6,986	63,002
Income (loss) before income (losses) from equity method investments	1,472	—	1,472	4,238	(7,233)	(2,995)
Income (loss) from operations	1,180	—	1,180	2,609	(7,233)	(4,624)
Income before income taxes and noncontrolling interest	1,574	—	1,574	5,319	(7,233)	(1,914)
Income tax (expense) benefit	(364)	83	(281)	30,174	3,101	33,275
Net income	1,210	83	1,293	35,493	(4,132)	31,361
Net income attributable to HomeFed Corporation common shareholders	1,240	83	1,323	35,538	(4,132)	31,406
Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	0.08	0.01	0.09	2.30	(0.27)	2.03

The following table reconciles the effects of the adjustments to the previously reported Consolidated Statements of Cash flow for the nine month periods ended September 30, 2017 and 2016 (in thousands):

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Statements of Cash Flow
Net income	$14,450	$7	$14,457	$35,493	$(4,132)	$31,361
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Benefit for deferred income taxes	(6,202)	(7)	(6,209)	(31,937)	(3,101)	(35,038)
Changes in operating assets and liabilities:
Contract assets	—	(5,644)	(5,644)	—	247	247
Net cash provided by (used for) operating activities	(8,128)	(5,644)	(13,772)	4,243	(6,986)	(2,743)

Cash flows investing activities:
Investment in equity method investments	(25,711)	25,644	(67)	(10,270)	6,986	(3,284)
Capital distributions from equity method investments	20,000	(20,000)	—	—	—	—
Net cash provided by (used for) investing activities	(5,711)	5,644	(67)	(10,270)	6,986	(3,284)

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

2.   Intangibles, Net

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2014, intangible assets include above market leases and leases in place and intangible liabilities include below market leases which were recorded at fair value when we acquired substantially all of the real estate properties and operations of Leucadia National Corporation, now known as Jefferies Financial Group Inc. ("Jefferies"), the membership interests in Brooklyn Renaissance Plaza ("BRP Holding") and Brooklyn Renaissance Hotel LLC ("BRP Hotel") and cash in exchange for 7.5 million of our common shares (the "Acquisition") during 2014.

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

Although each of the three Builder LLCs is considered a variable interest entity, we do not consolidate any of them since we are not deemed to be the primary beneficiary as we share joint control with each Builder LLC through a management committee and we lack authority over establishing home sales prices and accepting offers. However, since two of our executive officers are members of the four-member management committee at each Builder LLC, designated to consider major decisions for that Builder LLC, we account for each Builder LLC under the equity method of accounting. Our share of the profit earned from the sales of built homes in any of the three Builder LLCs will be recorded as income from equity method investments.

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

Summarized financial information for our interest in the three Builder LLCs (in thousands):

	Financial Statement Carrying Amounts
			VIE
September 30, 2017	Assets	Liabilities	Assets
Builder LLCs	$14,896	$—	$125,143

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

Summarized financial information:
At September 30, 2017 and December 31, 2016, our equity method investments are comprised of the following (in thousands):

	Restated
	September 30,	December 31,
	2017	2016
BRP Holding	$83,358	$74,972
BRP Hotel	22,696	24,020
Village III Master	—	15,203
Builder LLCs	14,896	—
Total	$120,950	$114,195

Income (losses) from equity method investments includes the following for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
BRP Holding	$2,921	$(186)	$8,386	$(591)
BRP Hotel	(343)	(106)	(1,324)	(1,038)
Builder LLCs	(300)	—	(374)	—
Total	$2,278	$(292)	$6,688	$(1,629)

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

On September 27, 2017, we and certain of our domestic wholly-owned subsidiaries as guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which we agreed to issue to the Purchasers an aggregate of $75,000,000 of 6.5% Senior Notes due 2019 (the “New Notes”) in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the New Notes was 100% of the principal amount. Pursuant to the Placement Agency Agreement, Jefferies Group LLC (“Jefferies Group”), a wholly-owned subsidiary of Jefferies, received a fee of $100,000 for acting as the placement agent and the closing agent.

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

6.   Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator – net income attributable to HomeFed Corporation common shareholders	$470	$1,323	$14,384	$31,406

Denominator for basic earnings per share– weighted average shares	15,451	15,448	15,449	15,431

Restricted stock units	45	—	32	—
Stock options	3	4	4	12

Denominator for diluted earnings per share– weighted average shares	15,499	15,452	15,485	15,443

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

8.   Related Party Transactions

On March 23, 2017, Ian M. Cumming resigned from the Board of Directors. To fill the vacancy, on March 28, 2017, the Board of Directors elected Jimmy Hallac, who is a Managing Director for Jefferies. Jefferies executives now hold three of the seven board of director positions. Our Chairman, Joseph S. Steinberg, is a significant stockholder of Jefferies and Chairman of Jefferies’ board, and one of our Directors, Brian P. Friedman, is the President and a director of Jefferies.

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

Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the Notes and for the New Notes. Jefferies Group is a wholly-owned subsidiary of Jefferies. Jefferies is our affiliate and a Related Person under the Policy. Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement

Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group LLC, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the New Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

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

Jefferies:

During the third quarter of 2017, certain of our executive officers and a director sold an aggregate 14,008 shares of our stock from their personal holdings to Jefferies in private transactions at an agreed upon price of $43.00 per share. The transaction was approved by our Audit Committee in accordance with our Related Party Transaction Policy taking into consideration that Jefferies is our majority shareholder, among other factors.

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

10.  Real Estate Sales Activity

Otay Land project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, HomeFed Village III Master, LLC (“Village III Master”), to own and develop an approximate 450-acre community planned for 992 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master to build and sell 948 homes within the community.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. Of the $30,000,000 in cash proceeds we received from the builders at closing, $22,800,000 was recognized as revenue from sales of real estate and cost of sales during the nine months ended September 30, 2016. Under the percentage of completion model, profit will be recognized when we have sufficient evidence to reasonably estimate profits on the land sale and ongoing development activities. At that point, cumulative profit will be recognized as a change in estimate.

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

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

Certain information concerning our segments for the three and nine months ended September 30, 2017 and 2016 is presented in the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Real estate	$22,595	$12,881	$87,303	$55,571
Farming	3,411	4,427	3,411	4,427
Corporate	3	3	9	9
Total consolidated revenues	$26,009	$17,311	$90,723	$60,007

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$2,113	$955	$10,938	$3,980
Farming	2,100	3,166	(59)	1,050
Corporate	(3,123)	(2,547)	(8,436)	(6,944)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$1,090	$1,574	$2,443	$(1,914)

Depreciation and amortization expenses:
Real estate	$817	$858	$2,488	$2,695
Farming	95	71	247	189
Corporate	15	12	44	35
Total consolidated depreciation and amortization expenses	$927	$941	$2,779	$2,919

Identifiable assets employed:		September 30, 2017	December 31, 2016
Real estate		$521,382	$509,027
Farming		13,442	13,468
Corporate		55,503	55,718
Total consolidated assets		$590,327	$578,213

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

Certain information concerning our segments for the three and nine months ended September 30, 2017 and 2016 is presented in the following table.

	Restated
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Real estate	$22,595	$12,881	$87,303	$55,571
Farming	3,411	4,427	3,411	4,427
Corporate	3	3	9	9
Total consolidated revenues	$26,009	$17,311	$90,723	$60,007

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$2,113	$955	$10,938	$3,980
Farming	2,100	3,166	(59)	1,050
Corporate	(3,123)	(2,547)	(8,436)	(6,944)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$1,090	$1,574	$2,443	$(1,914)

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

There were no sales of real estate at the Otay Land project during the three months ended September 30, 2017 and 2016 and no sales of real estate during the nine months ended September 30, 2017. As discussed above in Notes 3 and 10, of the $30,000,000 in cash proceeds we received from the builders at closing of HomeFed Village III Master LLC, $22,800,000 was recognized as revenue from sales of real estate and cost of sales during the nine months ended September 30, 2016. Under the percentage of completion model, profit will be recognized when we have sufficient evidence to reasonably estimate profits on the land sale and ongoing development activities. At that point, cumulative profit will be recognized as a change in estimate.

Contract service revenues and expenses were $8,600,000 and $25,650,000 for the three and nine months ended September 30, 2017, respectively, and $4,100,000 and $7,000,000 for three and nine months ended September 30, 2016, respectively. Under our agreements, we are responsible for the remaining cost of developing the community infrastructure but we also are entitled to receive up to $78,600,000 as reimbursement of development costs through the sale of homes at the Village of Escaya.

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

During the second quarter of 2016, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset. As a result, $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during the nine months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, our provision for income taxes was $600,000 and $300,000, respectively, and for the nine months ended September 30, 2017 and 2016, our benefit for income taxes was $12,000,000 and $33,300,000, respectively.

Liquidity and Capital Resources

Net cash of $13,750,000 was used for operating activities during the nine months ended September 30, 2017. For the nine months ended September 30, 2017, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties; however, this decrease in cash was partially offset by cash generated primarily from sales at the San Elijo Hills and SweetBay projects. For the nine months ended September 30, 2017, we also collected less cash of $5,650,000 from the Builders LLC between what was earned and what we actually received. Net cash of $2,750,000 was used for operating activities during the nine months ended September 30, 2016. For the nine months ended September 30, 2016, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties including the improvement of the almond orchard.

Net cash of $3,300,000 was used for investing activities during the nine months 2016 period primarily consisting of a $3,250,000 equity investment in BRP Hotel for the funding of the hotel renovation.

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

On September 27, 2017, we and certain of our domestic wholly-owned subsidiaries as guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which we agreed to issue to the Purchasers an aggregate of $75,000,000 of 6.5% Senior Notes due 2019 (the “New Notes”) in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the New Notes was 100% of the principal amount. Pursuant to the Placement Agency Agreement, Jefferies Group LLC (“Jefferies Group”), a wholly-owned subsidiary of Jefferies, received a fee of $100,000 for acting as the placement agent and the closing agent.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. At the time our quarterly report on Form 10-Q for the three and nine months ended September 30, 2017 was filed on November 3, 2017, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2017.  Subsequent to that evaluation, our principal executive and principal financial officers concluded that, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, our disclosure controls and procedures were not effective.

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

During the fiscal quarter ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Financial statements from the Quarterly Report on Form 10-Q/A of HomeFed Corporation for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: May 30, 2018	By:	/s/ Erin N. Ruhe
Erin N. Ruhe
Vice President, Treasurer and Controller
(Principal Accounting Officer)