Form 10-K/A
period 2017-12-31
HOMEFED CORP
filed 2018-05-30
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

As of May 30, 2018, there were 15,474,746 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE
LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 50.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K (the “Form 10-K/A”) of HomeFed Corporation (“HomeFed,” the “Company,” or “we”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2018 (the “Original Filing”). This Form 10-K/A includes restated 2017 and 2016 financial statements as well as restated footnotes reflecting a correction in the method of accounting for the deferral of revenues related to the 2016 Otay Land sale, as previously disclosed in our Current Report on Form 8-K filed with the SEC on May 11, 2018.
For more detailed financial information related to the restatement please refer to “Restatement of Previously Issued Consolidated Financial Statements” in Note 1 Summary of Significant Accounting Policies herein. We are also filing contemporaneously with this Form 10-K/A our restated Forms 10-Q/A for the first three quarters of fiscal 2017.
Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from the Company’s principal executive officer and principal financial officer, which are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. We have also revised Item 9A of the Original Filing, and the report of the Company’s independent auditor has been reissued as of May 30, 2018.
This Form 10-K/A sets forth the Original Filing in its entirety and is as amended to reflect only the corrections and revisions described below. Other than as set forth below, no other changes have been made to the Original Filing (except that references to “Leucadia National Corporation” or “Leucadia” now refer to “Jefferies Financial Group Inc.” or “Jefferies” to reflect a corporate name change). In addition, this Form 10-K/A speaks as of the date of the Original Filing and does not reflect any events occurring after the filing date of the Original Filing and has not been otherwise updated or amended.

In addition to correcting the consolidated financial statements, related revisions have been made to the following sections of the Original Filing:

•	Part II - Item 6. Selected Financial Data

•	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 8. Financial Statements and Supplementary Data

•	Part II - Item 9A. Controls and Procedures

•	Part IV - Item 15. Exhibits

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

Market Common

The Market Common is located in Myrtle Beach, South Carolina and was acquired in 2014 as part of our acquisition during 2014 of substantially all of the real estate properties, operations and investments of Leucadia National Corporation, now known as Jefferies Financial Group Inc. ("Jefferies") and approximately $14,000,000 of cash (including cash acquired as part of working capital) in exchange for 7.5 million newly-issued unregistered shares of HomeFed common stock (the “Acquisition”). The project is a mixed-used retail, office and residential lifestyle center, including adjacent land for future commercial and residential development.  The 114 acre mixed-use development is part of a larger 3,900 acre redevelopment of the Myrtle Beach Air Force Base that was closed in 1993.  The Market Common includes a 346,580 square foot retail center, approximately 40,000 square feet of office space and 195 long term apartment units.  The retail and office space, which opened in 2008, are currently 95% leased.  The long-term apartments are approximately 95% leased.  Tenants in the retail center include: Barnes and Noble, PF Chang’s, Gordon Biersch, Anthropology, Chico’s, Pottery Barn, Victoria’s Secret and Grand 14 Cinema. Piggly Wiggly, a local supermarket, closed in the fourth quarter of 2016 due to economic hardship with several years remaining on its lease. We terminated the lease with Piggly Wiggly in July 2017 for a cash settlement of $400,000. In December 2017, we signed a lease with a new tenant which will operate an upscale entertainment facility, including bowling alleys with food and bar accommodations. The lease commences on the earlier of the tenant opening for business or September 1, 2018 with a 10-year lease term.

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

Significant influence over our affairs may be exercised by our principal stockholders who could impact our business. As of February 8, 2018, Jefferies is the beneficial owner of an aggregate of 10,852,123 shares of our common stock or approximately 70% of our common stock outstanding.  In addition, our other significant stockholders include our Chairman, Joseph S. Steinberg (approximately 4.8% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) who is also Chairman, a director and a significant stockholder of Jefferies.  Pursuant to a stockholders' agreement with the Company, Jefferies has agreed that to the extent its ownership of shares of our common stock exceeds 45% of the outstanding voting securities of the Company, Jefferies will limit its vote to no more than 45% of the total outstanding voting securities voting on any matter, assuming all of the total outstanding voting securities not owned by Jefferies vote on such matter.  This concentration of equity ownership may delay or prevent a change in control of our Company and may make some transactions more difficult without the support of Jefferies.  In addition, the interests of our significant stockholders may not always coincide with the interests of other stockholders.

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

Cancellation of the EB-5 Program, significant changes in the program guidelines, or the inability to successfully raise capital under the program may adversely affect our ability to complete capital improvements at our projects and could adversely impact our operations. The current EB-5 Program expires on September 30, 2018. Though the program has been regularly extended since inception, there is no guarantee that it will be approved for future extensions. In addition, the program guidelines may change which may adversely impact our ability to raise capital under the program. We intend to fund the Village of Escaya project in part by raising funds under the program. Delay in extension of the program or changes in the program guidelines may adversely impact our ability to fund the improvements necessary to complete the project.

Item 1B.  Unresolved Staff Comments.
Not applicable.

Item 2.  Properties.

At December 31, 2017, we are the developer of various real estate properties, all of which are described under Item 1. Business under our Real Estate segment disclosure.  Our real estate had an aggregate book value of approximately $349,700,000 at December 31, 2017.

We lease 10,515 square feet for our corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  We rent office space at our corporate headquarters to Jefferies for an annual rent of $12,000, payable in twelve equal monthly installments.

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

	Year Ended December 31,
	Restated	Restated
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
Revenues	$114,508	$86,947	$69,538	$59,505	$56,804
Expenses	122,115	90,084	61,257	54,066	38,491
Net income (a)	10,989	32,844	6,503	4,732	12,704
Net income attributable to HomeFed Corporation common shareholders (a)	10,931	32,565	5,835	3,886	11,268
Basic earnings per share (a)	$0.71	$2.11	$0.38	$0.29	$1.43
Diluted earnings per share (a)	$0.71	$2.11	$0.38	$0.29	$1.43

	At December 31,
	Restated	Restated
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$40,415	$53,140	$66,676	$61,495	$57,306
Investments available for sale	—	—	—	35,898	31,896
Real estate held for development	311,664	297,665	301,683	143,301	103,465
Real estate held for investment, net	38,022	42,536	43,347	45,184	3,607
Total assets	607,947	578,213	555,311	433,189	204,402
HomeFed Corporation shareholders’ equity	452,264	440,057	406,381	399,895	179,835
Shares outstanding	15,474	15,449	15,408	15,388	7,880
Book value per share (b)	$29.23	$28.48	$26.37	$25.99	$22.82

(a)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986. The Tax Act revises the U.S. Corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21% and adopting a territorial income tax system. We have evaluated the impact that the Tax Act will have on both our Consolidated Balance Sheets and Consolidated Statements of Operations. At this time, based on information currently available, results for the fourth quarter of 2017 reflect a provisional expense of $2,150,000.

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

Certain information concerning our segments for the years ended 2017, 2016 and 2015 is presented in the following table.

	Restated	Restated
	2017	2016	2015
	(in thousands)
Revenues:
Real estate	$110,989	$82,499	$64,484
Farming	3,507	4,436	5,042
Corporate	12	12	12
Total consolidated revenues	$114,508	$86,947	$69,538

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$14,497	$9,405	$16,137
Farming	(342)	462	1,242
Corporate	(12,098)	(9,212)	(8,620)
Total consolidated income from continuing operations before income taxes and noncontrolling interest	$2,057	$655	$8,759

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

Of the $30,000,000 in cash proceeds we received from the builders at closing of HomeFed Village III Master, LLC, $22,800,000 was recognized as revenue from sales of real estate and cost of sales during 2016. Under the percentage of completion model, profit will be recognized when we have sufficient evidence to reasonably estimate profits on the land sale and ongoing development activities. At that point, cumulative profit to date will be recognized as a change in estimate.

Contract service revenues and expenses were $35,850,000 for 2017 and $13,200,000 for 2016. Under our agreements, we are responsible for the remaining cost of developing the community infrastructure but we also are entitled to receive up to $78,600,000 as reimbursement of development costs through the sale of homes at the Village of Escaya.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are complex in their application. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21% and adopting a territorial income tax system. In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete tax expense of $2.15 million during 2017. This expense primarily related to the revaluation of our deferred tax assets. Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. To the extent we have been able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we have recorded provisional adjustments. To the extent we have not been able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from our current estimates, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is highly complex and we continue to assess the impact that various provisions will have on our business.

For 2017, 2016 and 2015 our provision (benefit) for income taxes was ($8,950,000), ($32,200,000) and $2,250,000, respectively.

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

On September 27, 2017, we and certain of our domestic wholly-owned subsidiaries as guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which we agreed to issue to the Purchasers an aggregate of $75,000,000 of 6.5% Senior Notes due 2019 (the “New Notes”) in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the New Notes was 100% of the principal amount. Pursuant to the Placement Agency and Closing Agency Agreement dated September 27, 2017 (the "Placement Agency Agreement"), Jefferies Group LLC (“Jefferies Group”), a wholly-owned subsidiary of Jefferies, received a fee of $100,000 for acting as the placement agent and the closing agent.

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

Consolidated Statements of Cash Flows

Net cash of $27,450,000 and $7,650,000 was used for operating activities during 2017 and 2016, respectively. For 2017, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties; however, this decrease in cash was partially offset by cash generated primarily from sales at the San Elijo Hills and SweetBay projects and the Market Common. For 2016, cash was provided by the sale of real estate at the Otay Land project in the amount of $30,000,000. For 2016, cash was used for payments of federal and state income taxes and real estate expenditures for development properties including the improvement of the almond orchard.

Net cash of $11,550,000 was provided by investing activities during 2016 consisting of $11,400,000 from the redemption of the 2006B Bonds by the City of Myrtle Beach. We also invested $3,250,000 equity investment in BRP Hotel for the funding of the hotel renovation during the first half of 2016 which was subsequently returned to us in the fourth quarter of 2016.

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

Although each of the three Builder LLCs is considered a variable interest entity, we do not consolidate any of them since we are not deemed to be the primary beneficiary as we share joint control of each Builder LLC through a management committee and lack authority over establishing home sales prices and accepting offers. However, since two of our executive officers are members of the four-member management committee at each Builder LLC, designated to consider major decisions for that Builder LLC, we account for them under the equity method of accounting. Our share of the profit earned from the sales of built homes in any of these three Builder LLCs will be recorded as income from equity method investments.

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

EB-5 Program:
We intend to fund our Village of Escaya project (“Village 3” or the “Project”) in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services ("USCIS") pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Geographic areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on September 30, 2018. Various reforms and bills have been proposed and will be considered by Congress in the coming months.

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

Profit Recognition on Sales of Real Estate – When we have an obligation to complete improvements on property subsequent to the date of sale, we utilize the percentage of completion method of accounting to record revenues and cost of sales.  Under percentage of completion accounting, we generally recognize revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas.  Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets.

We generally believe we can reasonably estimate our future costs and profit allocation in order to determine how much revenue should be deferred.  However, such estimates are based on numerous assumptions and require management’s judgment.  For example, the estimate of future development costs includes an assumption about the cost of construction services for which we have no current contractual arrangement.  If the estimate of these future costs proves to be too low, then we will have recognized too much profit as of the date of sale resulting in less profit to be reported as the improvements are completed.  However, to date our estimates of future development costs that have been used to determine the amount of revenue to be deferred at the date of sale have subsequently been proven to be reasonably accurate.

Due to the length of the development period and the amount of consideration tied to the homes at the Otay project, we determined that we do not yet have sufficient evidence to reasonably estimate profits on the land sale and ongoing development activities. Profit will be deferred until we can reasonably estimate it. At that point, cumulative profit will be recognized as a change in estimate.

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
Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2017. At the time our Annual Report on Form 10-K for the year ended December 31, 2017 was filed on March 5, 2018, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2017. Subsequent to that evaluation, our principal executive and principal financial officers concluded that due to the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

–	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

–
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and our expenditures are being made only in accordance with authorizations of our management and directors; and

–	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Based on our initial assessment of internal control over financial reporting based on the COSO criteria, management initially concluded that we maintained effective internal control over financial reporting as of December 31, 2017 within our report dated March 5, 2018. However, as part of our ordinary course review and analysis of the adoption of the new revenue recognition standard in the first quarter of 2018 combined with current information related to increases in development costs, we reevaluated our revenue recognition approach related to the 2016 Otay Land Sale. After an extensive evaluation of the facts and circumstances and the judgments required to determine the appropriate amount of the gain, we determined that, under U.S. GAAP, the percentage of completion model should have been used. Given the inherent uncertainty in predicting the ultimate profitability of the transaction, we determined that profit should be deferred until revenues and costs can reasonably be estimated. As a result, we determined that a material misstatement of the financial statements had occurred which required a restatement of the 2016 and 2017 financial statements included in our Form 10-K for the year ended December 31, 2017 and our Form 10-Q’s for the quarterly periods ended March 31, 2017 through September 30, 2017. This was due to the inadequate design of the control specific to complex revenue transactions that involve equity method investments of the Company where there is both an obligation to perform further development combined with an unusual development pattern where costs and profits are difficult to reasonably estimate. This type of control is designed to operate on an as needed basis since the control only operates upon the occurrence of a certain type of transaction. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Management subsequently concluded that the material weakness described above existed as of December 31, 2017. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a).

Remediation Plan for the Material Weakness
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness, which is specific to the transaction identified above. The remediation plan includes implementation of a new control designed to evaluate the appropriateness of complex revenue recognition policies and procedures pertaining to equity method investments and the recording of revenue transactions covered by such policies going forward.

Changes in Internal Control over Financial Reporting

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

Directors

Patrick D. Bienvenue, age 63, has served as a director since August 1998 and was an Executive Vice President of The St. Joe Company from August 2011 to November 2015, a publicly traded company engaged in real estate development, sales and other activities.  From January 1996 until April 2011, Mr. Bienvenue served in a variety of executive capacities with real estate related subsidiaries of Jefferies and was responsible for the entitlement, development and management of these entities and their properties.  Mr. Bienvenue has senior managerial and development experience in the real estate sector.

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

Mr. Friedman, age 62, has served as a director since April 22, 2014. Mr. Friedman has served as a director and as President of Jefferies since March 1, 2013. Since July 2005, Mr. Friedman has been a director and executive officer of Jefferies Group, a wholly-owned subsidiary of Jefferies, and has been Chairman of the Executive Committee of Jefferies since 2002. Since 1997, Mr. Friedman has served as President of Jefferies Capital Partners (formerly known as FS Private Investments), a private equity fund management company controlled by Mr. Friedman in which Jefferies has an ownership interest. Mr. Friedman was previously employed by Furman Selz LLC and its successors, including serving as Head of Investment Banking and a member of its Management and Operating Committees. Prior to his 17 years with Furman Selz and its successors, Mr. Friedman was an attorney with the New York City law firm of Wachtell, Lipton, Rosen & Katz. As a result of his roles at Jefferies and Jefferies Group, as well as his management of various private equity funds and the significant equity positions those funds hold in their portfolio companies, Mr. Friedman serves on several boards of directors of subsidiaries and investee companies of Jefferies Group and Jefferies, and since May 2012 has served on the board of directors of Fiesta Restaurant Group, Inc., a public company that owns and operates two restaurant chains. Mr. Friedman served on the board of directors of Carrols Restaurant Group from June 2009 through May 2012. Mr. Friedman has managerial and investing experience in a broad range of businesses, as well as experience serving on the boards and committees of both public and private companies.

Mr. Jimmy Hallac, age 47, has served as a director since March 28, 2017 and is a managing director of Jefferies, where he has been employed since 2002. Mr. Hallac also serves on the boards of certain of Jefferies’ portfolio entities, including, FXCM Group LLC, as Chairman, Linkem S.p.A.and Golden Queen Mining Company LLC. Mr. Hallac has managerial and investing experience in a broad range of businesses and has experience serving on the boards of private companies.

Michael A. Lobatz, age 68, has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981.  Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Joseph S. Steinberg, age 74, has served as a director since August 1998 and as Chairman of the Board since December 1999.  Mr. Steinberg is Chairman of the Board of Directors of Jefferies, and from January 1979 until March 1, 2013 served as President of Jefferies.  Mr. Steinberg is also a director of Jefferies.  He also serves as the Chairman of HRG Group, Inc. (formerly known as Harbinger Group Inc.) and serves on the board of directors of Crimson Wine Group, Ltd.  Mr. Steinberg had previously served as a director of Mueller and Fortescue.  Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Jefferies.  He also has experience serving on the boards and committees of both public and private companies.

Executive Officers

Paul J. Borden, age 69, has served as a director and our President since May 1998.  Mr. Borden was a Vice President of Jefferies from August 1988 through October 2000, responsible for overseeing many of Jefferies’ real estate investments.  Prior to working for Jefferies, he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

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

Erin N. Ruhe, age 52, has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by us as Controller since January 1999.  Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Jefferies.

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

(5)    Mr. Friedman, Mr. Steinberg and Mr. Hallac elected to direct their director fees to Jefferies.
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

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Jefferies Financial Group Inc. (a)	10,852,123	(b)	70.1%	(c)
Beck, Mack & Oliver LLC	1,427,992	(d)	9.2%
John K. Aden, Jr.	6,750		*
Patrick D. Bienvenue	6,408	(e)	*
Paul J. Borden	8,200	(e)	*
Timothy M. Considine	6,400	(f)	*
Christian E. Foulger	9,250		*
Brian P. Friedman	1,500	(b)(g)	*
Jimmy Hallac	—	(b)	*
Michael A. Lobatz	7,408	(e)	*
Erin N. Ruhe	12,500		*
Joseph S. Steinberg	748,330	(b)(h)	4.8%
The Steinberg 1989 Trust	27,532	(i)	0.2%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(j)	0.3%
All Directors and executive officers as a group (10 persons)	806,746	(k)	5.2%
___________________
* Less than 0.1%.

(a) The business address of this beneficial owner is 520 Madison Avenue, New York, New York 10022.

(b)
Messrs. Steinberg and Friedman are executive officers, directors and shareholders of Jefferies Financial Group Inc. Mr. Hallac is also a managing director and shareholder of Jefferies Financial Group Inc.

(c)
Pursuant to a stockholders' agreement with us, Jefferies has agreed that to the extent its ownership of our common stock exceeds 45% of our outstanding voting securities, Jefferies will limit its vote to no more than 45% of the total outstanding voting securities on any matters, assuming all of the total outstanding voting securities not owned by Jefferies, vote on such matters.

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

(h)
The business address for Mr. Steinberg is c/o Jefferies Financial Group Inc., 520 Madison Avenue, New York, New York 10022. Includes (i) 3,676 shares (less than 0.1%) beneficially owned by Mr. Steinberg’s wife as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 61,793 shares (0.4%) owned by trusts for the benefit of Mr. Steinberg’s children and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.

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

Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the Notes and for the New Notes. Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Jefferies. Jefferies is our affiliate and a Related Person under the Policy. Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group LLC, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Old Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Old Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the New Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

We entered into a consulting agreement between us and Patrick Bienvenue, one of our directors, to consult on various projects, primarily SweetBay.  The agreement was approved by the Audit Committee pursuant to the Policy.  During 2017 and 2016, we paid Patrick Bienvenue $39,000 and $10,000, respectively, for his services and travel expenses under this agreement.

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Jefferies is contractually obligated to obtain these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned pursuant to the terms of agreements entered into when those subsidiaries were acquired from Jefferies by us.  Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of our subsidiaries would be obligated to reimburse Jefferies for the amount drawn.  As of December 31, 2017, the amount of outstanding bonds was approximately $700,000, none of which has been drawn upon.

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

Since 1995, Jefferies has been providing administrative and accounting services to us.  Under the current administrative services agreement, Jefferies provides services to us for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2017).  Pursuant to this agreement, Jefferies provides the services of Mr. Roland Kelly, our Secretary, in addition to various administrative functions.  Mr. Kelly is an officer of subsidiaries of Jefferies.  The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Jefferies has the right to terminate the agreement by giving us not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Jefferies.  The agreement has not been terminated by either party.

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

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements - Restated

	Reports of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets at December 31, 2017 and 2016	F-3

	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	F-4

	Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-6

	Notes to Consolidated Financial Statements	F-7

(a)(2)	Financial Statement Schedules.

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
HOMEFED CORPORATION

May 30, 2018	By /s/	Erin N. Ruhe
Erin N. Ruhe, Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

May 30, 2018	By /s/ Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

May 30, 2018	By /s/ Christian E. Foulger	President
	Christian E. Foulger	(Principal Executive Officer)

May 30, 2018	By /s/ Erin N. Ruhe	Vice President, Treasurer and Controller
	Erin N. Ruhe	(Principal Financial and Accounting Officer)

May 30, 2018	By /s/ Paul J. Borden	Vice Chairman and Director
Paul J. Borden

May 30, 2018	By /s/ Patrick D. Bienvenue	Director
Patrick D. Bienvenue

May 30, 2018	By /s/ Timothy M. Considine	Director
Timothy M. Considine

May 30, 2018	By /s/ Jimmy Hallac	Director
Jimmy Hallac

May 30, 2018	By /s/ Brian P. Friedman	Director
Brian P. Friedman

May 30, 2018	By /s/ Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

 To the Board of Directors and Shareholders of HomeFed Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), of HomeFed Corporation and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to the review of complex revenue transactions involving equity method investments where there is a continuing development obligation which existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management's Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting
As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2017 and 2016 financial statements to correct a misstatement.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the review of complex revenue transactions involving equity method investments where there is a continuing development obligation which existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP
Denver, Colorado
March 5, 2018, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is May 30, 2018

We have served as the Company’s auditor since 1995.

Part I -FINANCIAL INFORMATION
Item 1. Financial Statements.
HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2017 and December 31, 2016
(Dollars in thousands, except par value)

	Restated
	December 31,	December 31,
	2017	2016
ASSETS
Real estate held for development	$311,664	$297,665
Real estate held for investment, net	38,022	42,536
Cash and cash equivalents	40,415	53,140
Contract assets	21,816	5,951
Restricted cash	2,685	2,672
Equity method investments	123,296	114,195
Accounts receivable, deposits and other assets	21,565	18,564
Intangible assets, net	3,005	5,634
Assets held for sale	8,422	—
Net deferred tax asset	37,057	37,856

TOTAL	$607,947	$578,213

LIABILITIES
Accounts payable and accrued liabilities	$23,671	$13,438
Below market lease contract intangibles, net	1,930	2,729
Non-refundable option payments	255	25
Liability for environmental remediation	1,452	1,455
Deferred revenue	1,230	4,311
Income taxes payable	—	1,338
Other liabilities	2,564	5,778
Accrued interest payable	1,262	—
Long-term debt, net	118,213	102,084

Total liabilities	150,577	131,158

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,474,032 and 15,448,500 shares outstanding after deducting 397,377 and 395,409 shares held in treasury	155	154
Additional paid-in capital	600,308	599,033
Accumulated deficit	(148,199)	(159,130)
Total HomeFed Corporation common shareholders' equity	452,264	440,057
Noncontrolling interest	5,106	6,998
Total equity	457,370	447,055

TOTAL	$607,947	$578,213

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
December 31, 2017, 2016, and 2015
(In thousands, except per share amounts)

	Restated	Restated
	2017	2016	2015
REVENUES
Sales of real estate	$50,622	$46,042	$40,594
Contract service revenues	35,865	13,184	—
Rental income	23,930	22,717	23,210
Farming revenues	3,507	4,436	5,042
Co-op marketing and advertising fees	584	568	692
	114,508	86,947	69,538

EXPENSES
Cost of sales	45,198	35,830	22,243
Contract service expenses	35,865	13,184	—
Rental operating expenses	17,122	17,626	17,485
Farming expenses	3,510	3,596	3,467
General and administrative expenses	16,555	14,695	13,689
Depreciation and amortization	3,685	4,973	4,193
Administrative services fees to Jefferies Financial Group Inc.	180	180	180
	122,115	90,084	61,257

Income (loss) before income (losses) from equity method investments	(7,607)	(3,137)	8,281

Income (losses) from equity method investments	9,046	(947)	(1,137)

Income (losses) from operations	1,439	(4,084)	7,144

Interest and other income	618	4,739	1,615

Income before income taxes and noncontrolling interest	2,057	655	8,759

Income tax (expense) benefit	8,932	32,189	(2,256)

Net income	10,989	32,844	6,503

Net income attributable to the noncontrolling interest	(58)	(279)	(668)

Net income attributable to HomeFed Corporation common shareholders	$10,931	$32,565	$5,835

Basic and diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.71	$2.11	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2017, 2016 and 2015
(In thousands, except par value)

	HomeFed Corporation Common Shareholders
	Common		Accumulated
	Stock	Additional	Other
	$.01 Par	Paid-In	Comprehensive	Accumulated		Noncontrolling
	Value	Capital	Income	Deficit	Subtotal	Interest	Total
Balance, January 1, 2015	$154	$597,271	$—	$(197,530)	$399,895	$12,651	$412,546

Net income				5,835	5,835	668	6,503
Distributions to noncontrolling interest					—	(3,300)	(3,300)
Share-based compensation expense		117			117		117
Exercise of options to purchase common shares, including excess tax benefit		534			534		534

Balance, December 31, 2015	154	597,922	—	(191,695)	406,381	10,019	416,400

Net income - restated				32,565	32,565	279	32,844
Distributions to noncontrolling interest					—	(3,300)	(3,300)
Share-based compensation expense		75			75		75
Exercise of options to purchase common shares, including excess tax benefit		1,036			1,036		1,036

Balance, December 31, 2016 - restated	154	599,033	—	(159,130)	440,057	6,998	447,055

Net income - restated				10,931	10,931	58	10,989
Distributions to noncontrolling interest					—	(1,950)	(1,950)
Share-based compensation expense		1,253			1,253		1,253
Exercise of options to purchase common shares	1	22			23		23

Balance, December 31, 2017 - restated	$155	$600,308	$—	$(148,199)	$452,264	$5,106	$457,370

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015
(In thousands)

	Restated	Restated
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,989	$32,844	$6,503
Adjustments to reconcile net income to net cash used for operating activities:
(Income) Losses from equity method investments	(9,046)	947	1,137
Provision (benefit) for deferred income taxes	799	(37,238)	(2,683)
Share-based compensation expense	2,004	75	117
Excess tax benefit from exercise of stock options	—	(25)	(54)
Depreciation and amortization of property, equipment and leasehold improvements	515	516	397
Other amortization	4,485	6,363	4,854
Amortization related to issuance costs and debt discount of Senior Notes	—	1,241	668
Amortization related to investments	—	(821)	(1,141)
Loss on the extinguishment of debt	356	—	—
Acquisition of real estate, held for development	—	—	(154,055)
Changes in operating assets and liabilities:
Real estate, held for development	(10,799)	(7,443)	(1,853)
Real estate, held for investment	3,180	(393)	336
Contract assets	(15,865)	(5,951)	—
Restricted cash related to development activities	(13)	3,723	24
Accounts receivable, deposits and other assets	(1,509)	(4,313)	(2,827)
Deferred revenue	(3,081)	1,977	(194)
Accounts payable and accrued liabilities	(460)	1,317	(297)
Accrued interest payable	1,262	—	—
Non-refundable option payments	230	—	—
Liability for environmental remediation	(3)	(11)	(29)
Income taxes payable	(6,524)	(1,659)	3,076
Other liabilities	(3,965)	1,195	822
Net cash used for operating activities	(27,445)	(7,656)	(145,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments (other than short-term)	—	—	(44,792)
Proceeds from sales of redeemed investments	—	11,424	—
Proceeds from sales of investments available for sale	—	—	33,097
Proceeds from maturities of investments available for sale	—	—	47,600
Proceeds from paydowns of investments held to maturity	—	—	1,899
Investments in equity method investments	(55)	(3,262)	—
Capital distributions from equity method investments	—	3,389	—
Net cash provided by (used for) investing activities	(55)	11,551	37,804

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	121,500	—	123,750
Reduction of debt	(103,145)	(14,581)	(7,274)
Payment of debt issuance costs	(1,653)	(586)	(1,134)
Distributions to noncontrolling interests	(1,950)	(3,300)	(3,300)
Exercise of options to purchase common shares	23	1,011	480
Excess tax benefit from exercise of stock options	—	25	54
Net cash provided by (used for) financing activities	14,775	(17,431)	112,576

Net increase (decrease) in cash and cash equivalents	(12,725)	(13,536)	5,181

Cash and cash equivalents, beginning of period	53,140	66,676	61,495

Cash and cash equivalents, end of period	$40,415	$53,140	$66,676

Supplemental disclosures of cash flow information:
Cash paid for income taxes (net of tax refunds)	$799	$6,729	$1,371
Cash paid for interest (net of amounts capitalized)	—	—	—

Non-cash operating activities:
Project development costs incurred that remain payable at year end	$16,605	$8,214	$4,194
Non-cash investing activities:
Land contributed as an investment in Village III Master	$—	$15,150	$—
Non-cash financing activities:
Debt issuance costs incurred but not yet paid	$1,748	$—	$—

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

Profit Recognition on Sales of Real Estate – When we have an obligation to complete improvements on property subsequent to the date of sale, we utilize the percentage of completion method of accounting to record revenues and cost of sales.  Under percentage of completion accounting, we generally recognize revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas.  Revenues which cannot be recognized as of the date of sale are reported as deferred revenue on the consolidated balance sheets.

We generally believe we can reasonably estimate our future costs and profit allocation in order to determine how much revenue should be deferred.  However, such estimates are based on numerous assumptions and require management’s judgment.  For example, the estimate of future development costs includes an assumption about the cost of construction services for which we have no current contractual arrangement.  If the estimate of these future costs proves to be too low, then we will have recognized too much profit as of the date of sale resulting in less profit to be reported as the improvements are completed.  However, to date our estimates of future development costs that have been used to determine the amount of revenue to be deferred at the date of sale have subsequently been proven to be reasonably accurate.

Due to the early stage of development, uniqueness and complexity of the Otay project related to the development of the Village of Escaya, we have employed the percentage of completion model. Under this approach, we will not recognize any gain on the sale of real estate until we have sufficient ability to estimate profits.

Provision (Benefit) for Deferred Income Taxes – We provide for income taxes using the balance sheet approach.  We record a valuation allowance to reduce our net deferred tax asset to an amount that we expect is more likely than not to be realized.  If our estimate of the realizability of our deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would increase income tax expense in such period.  The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on our projection of taxable income in the future.  Since any projection of future profitability is inherently uncertain, changes in the valuation allowance can be expected.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are highly complex in their application. The Tax Act revises the U.S. Corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21% and adopting a territorial income tax system. We have evaluated the impact that the Tax Act will have on both our Consolidated Balance Sheets and Consolidated Statements of Operations. At this time, based on information currently available, results for the fourth quarter of 2017 reflect a provisional expense of $2,150,000.

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

Contract Assets and Liabilities – As we develop the Village of Escaya community infrastructure, we are entitled to receive up to $78,600,000 for our costs incurred from the sale of homes by the Builder LLCs at the Village of Escaya. The Builder LLCs are contractually obligated to pay us an allocated amount of the proceeds of each home closing. As a result, a contract asset is recorded to reflect the amount due to us by the respective builders under these agreements. A contract liability would arise if we received cash in advance of completing the performance obligations related to the development of the project.

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

Contract Service Revenues and Expenses – As we develop the Village of Escaya community infrastructure, we are entitled to receive up to $78,600,000 for our costs incurred from the sale of homes by the Builder LLCs at the Village of Escaya. The Builder LLCs are contractually obligated to pay us an allocated amount of the proceeds of each home closing. Contract service revenues are recognized and corresponding contract service expenses are incurred as we perform the required infrastructure improvements on the project.

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
Restatement of Previously Issued Consolidated Financial Statements – During 2018, as part of our ordinary course review and analysis of the adoption of the new revenue recognition standard, management determined that it was necessary to restate their 2016 and 2017 financial statements related to the contribution of land in April 2016 in the Otay project to Village III Master in exchange for $30 million in cash.  The transaction was originally accounted for as a partial sale of land for which $30 million of sales of real estate and $22.8 million of cost of sales were recognized.  Due to development cost increases, management has re-evaluated that conclusion based on the fact that there was an obligation to further develop the land with a cap of $78.6 million on reimbursements of development costs from the Builder LLCs and determined that the appropriate accounting would be to treat the combined contribution of land and the development obligation under a percentage of completion method of accounting.  As there are significant future development costs to be incurred and profits on the development are tied to future home sales, a reasonable estimate of the development costs and profits cannot be made. As such it was determined that no profit would be recognized on the land sale in 2016 and 2017, resulting in a contract liability of $7.2 million recorded upon the initial contribution of land.  As development costs are incurred, revenue will be recognized at an amount equal to the costs incurred during 2016 and

2017.  Also as development costs are incurred (which were previously recorded as a contribution to equity method investments), the contract liability balance will be relieved up to the amount initially recorded at which time a contract asset will be recorded for the amount of development costs incurred. At such time as management can reasonably estimate profit, the cumulative profit on costs incurred to date will be recognized and treated as a change in estimate.
Management determined that the 2016 and 2017 financial statements were materially misstated.  The financial statement line items that have been impacted and related footnote disclosures have been restated.  The financial statement line items that have been impacted, as originally presented and as restated, are presented below:
The table below reconciles the effects of the adjustments to the previously reported Consolidated Balance Sheets at December 31, 2017 and 2016 including the related tax effects (in thousands):

	December 31, 2017			December 31, 2016
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Balance Sheets
Contract assets	$—	$21,816	$21,816	$—	$5,951	$5,951
Equity method investments	152,345	(29,049)	123,296	127,379	(13,184)	114,195
Net deferred tax asset	34,863	2,194	37,057	34,742	3,114	37,856
Total assets	612,986	(5,039)	607,947	582,332	(4,119)	578,213
Accumulated deficit	(143,160)	(5,039)	(148,199)	(155,011)	(4,119)	(159,130)
Total HomeFed Corporation common shareholders' equity	457,303	(5,039)	452,264	444,176	(4,119)	440,057
Total equity	462,409	(5,039)	457,370	451,174	(4,119)	447,055

The following table reconciles the effects of the adjustments to the previously reported Consolidated Statements of Income for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	December 31, 2017			December 31, 2016
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Statements of Income
Sales of real estate	$50,622	$—	$50,622	$53,275	$(7,233)	$46,042
Contract service revenues	—	35,865	35,865	—	13,184	13,184
Total revenues	78,643	35,865	114,508	80,996	5,951	86,947
Contract service expenses	—	35,865	35,865	—	13,184	13,184
Total expenses	86,250	35,865	122,115	76,900	13,184	90,084
Income (loss) before income (losses) from equity method investments	(7,607)	—	(7,607)	4,096	(7,233)	(3,137)
Income (loss) from operations	1,439	—	1,439	3,149	(7,233)	(4,084)
Income before income taxes and noncontrolling interest	2,057	—	2,057	7,888	(7,233)	655
Income tax (expense) benefit	9,852	(920)	8,932	29,075	3,114	32,189
Net income	11,909	(920)	10,989	36,963	(4,119)	32,844
Net income attributable to HomeFed Corporation common shareholders	11,851	(920)	10,931	36,684	(4,119)	32,565
Basic and diluted earnings per common share attributable to HomeFed Corporation common shareholders	0.77	(0.06)	0.71	2.38	(0.27)	2.11

The following table reconciles the effects of the adjustments to the previously reported Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated

Consolidated Statements of Cash Flow
Net income	$11,909	$(920)	$10,989	$36,963	$(4,119)	$32,844
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (benefit) for deferred income taxes	(121)	920	799	(34,124)	(3,114)	(37,238)
Changes in operating assets and liabilities:
Contract assets	—	(15,865)	(15,865)	—	(5,951)	(5,951)
Net cash provided by (used for) operating activities	(11,580)	(15,865)	(27,445)	5,528	(13,184)	(7,656)

Cash flows investing activities:
Investment in equity method investments	(35,920)	35,865	(55)	(16,446)	13,184	(3,262)
Capital distributions from equity method investments	20,000	(20,000)	—	3,389	—	3,389
Net cash provided by (used for) investing activities	(15,920)	15,865	(55)	(1,633)	13,184	11,551

Recently Adopted or Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective for interim and annual periods beginning after December 15, 2017. We will adopt the new guidance in the first quarter of 2018 using the modified retrospective approach with a cumulative effect adjustment to opening retained earnings on January 1, 2018. Our implementation efforts include the identification of revenue streams within the scope of the guidance and the evaluation of certain revenue contracts that impact the identified revenue streams. We expect that this guidance may impact the timing of revenue recognition related to certain of our land sales, home sales, profit participation agreements, and co-op marketing fees and we expect that there will be an adjustment to opening retained earnings related to these revenue streams. We have evaluated the impact on our opening accumulated deficit and determined cumulative earnings of approximately $1,250,000, net of taxes will be recorded.

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

Other:

At December 31, 2017 and 2016, our equity method investments are comprised of the following (in thousands):

	Restated
	December 31,	December 31,
	2017	2016
BRP Holding	$86,093	$74,972
BRP Hotel	22,651	24,020
Village III Master	—	15,203
Builder LLCs	14,552	—
Total	$123,296	$114,195

Income (loss) related to equity investment companies for the years ending December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
BRP Holding	$11,121	$219	$(1,725)
BRP Hotel	(1,369)	(1,166)	588
Builder LLCs	(706)	—	—
Total	$9,046	$(947)	$(1,137)

The following table provides summarized data with respect to our equity method investments for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Assets	$385,189	$286,898
Liabilities	$197,727	$201,871

Total revenues	$122,245	$98,017	$99,778
Income from continuing operations before extraordinary items	$20,035	$4,050	$8,220
Net income	$20,035	$4,050	$8,220
Our income (losses) related to equity investment companies	$9,046	$(947)	$(1,137)

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

EB-5 Program:
We intend to fund our Village of Escaya project (“Village 3” or the “Project”) in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services ("USCIS") pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Geographic areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on September 30, 2018. Various reforms and bills have been proposed and will be considered by Congress in the coming months.

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
8.            SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, is comprised of the following (in thousands):

		Restated
	2017	2016	2015
Otay Land:
Undeveloped land	$245	$22,767	$—

San Elijo Hills project:
Developed lots	3,167	12,143	22,064
Single family homes	13,088	—	—
Towncenter Phase One & Two	5,800	—	—

Ashville Park project:
Developed lots	31	485	6,562
Single family homes	—	568	—
Revenues from profit sharing agreements	120	214	—

The Market Common:
Developed lots	2,181	2,042	1,558
Revenues from profit sharing agreements	1,261	1,582	1,252

SweetBay project:
Single family homes	24,729	4,168	—
Undeveloped land	—	1,283	—

Maine:
Developed lots	—	—	7,475
Buildings	—	790	1,683

Total	$50,622	$46,042	$40,594

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

Advertising costs included in general and administrative expenses were $2,350,000, $1,000,000 and $700,000, respectively, for 2017, 2016 and 2015.

9.            OTHER RESULTS OF OPERATIONS
Interest and other income for each of the three years in the period ended December 31, consists of the following (in thousands):

	2017	2016	2015
Interest income	$36	$876	$1,198
Gain on settlement of a lawsuit	—	1,000	—
Gain on redeemed investments	—	1,914	—
Gain on settlement of BP claim	—	556	—
Insurance proceeds from weather related damages to grapes	200	—	—
Management fee income from Jefferies	—	—	60
Income from utility service agreement	353	300	229
Other	29	93	128
Total	$618	$4,739	$1,615

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

Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next twelve months, we consider the accounting for the deferred tax asset re-measurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. In connection with our initial analysis, we have recorded a discrete tax expense of $2.15 million as a provisional estimate of the impact of the Tax Act during 2017 increasing our effective tax rate by 104.0%. This provisional estimate primarily consists of a $2.15 million expense primarily related to the revaluation of our deferred tax asset.

The (benefit) provision for income taxes for each of the three years in the period ended December 31, was as follows (in thousands):

	Restated	Restated
	2017	2016	2015
Current taxes:
Federal	$(5,427)	$3,720	$3,370
State and local	309	1,329	1,569
Total current income taxes	(5,118)	5,049	4,939

Deferred taxes:
Federal	(1,885)	(35,181)	(2,836)
State and local	(1,929)	(2,057)	153
Total deferred income taxes	(3,814)	(37,238)	(2,683)

Provision (benefit) for income taxes	$(8,932)	$(32,189)	$2,256

Current federal income taxes from 2015 to 2017 principally relate to federal alternative minimum tax.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (in thousands):

	Restated	Restated
	2017	2016	2015
Expected federal income tax provision	$720	$229	$3,066
State and local income taxes, net of federal income tax benefit	1,607	(472)	1,119
Decrease in valuation allowance	—	(31,846)	(1,556)
Decrease in unrecognized tax benefit	(13,212)	—	—
Impact of tax reform	2,133	—	—
Excess of stock detriment (benefit)	(109)	—	—
Employee incentive stock options	(88)	—	—
Permanent difference on tax exempt municipal bond interest	—	(198)	(264)
Permanent difference on real estate donation	—	—	(157)
Meals and entertainment	43	37	31
Other permanent differences	27	43	18
Other	(53)	18	(1)
Actual income tax provision (benefit)	$(8,932)	$(32,189)	$2,256

At December 31, 2017 and 2016, the net deferred tax asset (liability) consisted of the following (in thousands):

	Restated
	2017	2016
Deferred Tax Asset:
Minimum tax credit carryovers	$31,559	$29,743
Land basis	247	1,741
BRP equity interest	3,714	8,855
Other, net	3,319	5,991
	38,839	46,330
Valuation allowance	—	—
	38,839	46,330

Deferred Tax Liability:
Buildings	(1,448)	(6,121)
Leaseholds	(334)	(2,353)
	(1,782)	(8,474)

Net deferred tax asset	$37,057	$37,856

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

	Restated	Restated
	2017	2016	2015
Numerator – net income attributable to HomeFed Corporation common shareholders	$10,931	$32,565	$5,835

Denominator for basic earnings per share– weighted average shares	15,450	15,435	15,396
Restricted stock units	36	—	—
Stock options	3	10	30
Denominator for diluted earnings per share– weighted average shares	15,489	15,445	15,426

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
$29,266

We agreed to indemnify Jefferies for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Jefferies that was sold to a third party prior to the Acquisition.  The former subsidiary of Jefferies remains the primary obligor under the lease obligations and Jefferies agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of December 31, 2017 was approximately $9,750,000 of which includes approximately $3,450,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At December 31, 2017, $1,400,000 was in the escrow account and is classified as restricted cash.

Our corporate office space lease was renewed during 2017 and is leased under a non-cancellable lease that expires in October 2023.  Rental expense (net of sublease income) was $250,000 for each of the years ended 2017, 2016 and 2015.  Under the new lease, we are subject to a 3% escalator each year commencing on November 1, 2018.  A portion of this space is leased to Jefferies through October 2018; see Note 13 for more information. Future minimum annual rental (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) under this lease is as follows (in thousands):

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

On September 27, 2017, Mr. Steinberg entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased New Notes with a value of $7 million, or 9.3%, of the principal amount of the New Notes issued (such purchases and redemptions, the “Affiliate Note Transactions”). Mr. Steinberg is considered to be a Related Person under our Related Person Transaction Policy. Accordingly, the Audit Committee considered the Affiliate Note Transactions and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Mr. Steinberg abstaining from the vote). Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the Old Notes and for the New Notes. Jefferies Group LLC ("Jefferies Group") is a wholly owned subsidiary of Jefferies. Jefferies is our affiliate and a Related Person under the Related Person Transaction Policy. Accordingly, pursuant to and in accordance with the Related Person Transaction Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group LLC, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Old Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Old Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the New Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

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

Prior to the construction of the project, Empire Insurance Company (“Empire”), a former subsidiary of Jefferies, entered into a twenty year master lease for nine floors in the office tower (approximately 286,000 square feet) that expires in October 2018.  Empire immediately subleased four of the floors to Jefferies under the same terms and rates Empire committed to under the master lease.  During 2000 and 2001, Empire subleased the remaining five floors to third party tenants for a term concurrent with the end of the master lease at amounts in excess of the rent Empire was obligated to pay under the master lease.

MWR Associates (“Associates”), an affiliate of MWR, has the right to sublease two floors of the office tower.  Jefferies and Associates entered into a pooling agreement, pursuant to which the subleasing of Jefferies’ four floors and Associates two floors would be jointly managed; sublease income and related expenses are shared pro rata between the parties based on the floors contributed to the pooling agreement.  In connection with the sale of Empire to a third party, all of Empire’s and Jefferies’ rights and obligations under the master lease and subleases were assigned to and assumed by BRP Leasing.  In connection with the Acquisition, Jefferies assigned its interest in the pooling agreement to HomeFed.

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
$6,301

Jefferies

A portion of our corporate office space is sublet to Jefferies.  Sublease payments from Jefferies reflected in Rental income were $12,000 in each of 2017, 2016 and 2015.
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
We also received $5,000 of fee income per month related to the management and supervision of certain real estate in the Maine projects retained by Jefferies.  For the year ended December 31, 2015, we recognized $60,000.  This agreement was terminated on December 31, 2015.
Pursuant to administrative services agreements, Jefferies provides administrative and accounting services to us, including providing the services of the Company’s Secretary.  Administrative fees paid to Jefferies were $180,000 in each of 2017, 2016 and 2015.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Jefferies has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period.  We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Jefferies.  The agreement has not been terminated by either party.
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

Farming revenues are generally recognized during the second half of the year when the crop is harvested and sold.

Certain information concerning our segments for the years ended 2017, 2016 and 2015 is presented in the following table.

	Restated	Restated
	2017	2016	2015
	(in thousands)
Revenues:
Real estate	$110,989	$82,499	$64,484
Farming	3,507	4,436	5,042
Corporate	12	12	12
Total consolidated revenues	$114,508	$86,947	$69,538

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$14,497	$9,405	$16,137
Farming	(342)	462	1,242
Corporate	(12,098)	(9,212)	(8,620)
Total consolidated income from continuing operations
before income taxes and noncontrolling interest	$2,057	$655	$8,759

Depreciation and amortization expenses:
Real estate	$3,284	$4,670	$3,999
Farming	341	257	161
Corporate	60	46	33
Total consolidated depreciation and amortization expenses	$3,685	$4,973	$4,193

Identifiable assets employed:
Real estate	$538,636	$509,027
Farming	9,925	13,468
Corporate	59,386	55,718
Total consolidated assets	$607,947	$578,213

16.          SELECTED QUARTERLY FINANCIAL DATA (unaudited) - Restated

	Restated
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2017
Sales of real estate	$14,950	$20,178	$7,980	$7,514
Rental income	$5,932	$6,357	$5,877	$5,764
Farming revenues	$—	$—	$3,411	$96
Co-op marketing and advertising fees	$110	$127	$157	$190
Cost of sales	$12,502	$18,248	$7,609	$6,839
Farming expenses	$937	$988	$1,179	$406
Income (loss) from operations	$395	$765	$988	$(709)
Net income (loss) attributable to HomeFed Corporation common shareholders	$232	$13,682	$470	$(3,453)
Basic earnings (loss) per common share attributable to HomeFed Corporation shareholders	$0.02	$0.89	$0.03	$(0.22)
Diluted earnings (loss) per common share attributable to HomeFed Corporation shareholders	$0.02	$0.88	$0.03	$(0.22)

2016
Sales of real estate	$1,893	$25,922	$2,757	$15,470
Rental income	$5,883	$5,823	$5,812	$5,199
Farming revenues	$—	$—	$4,427	$9
Co-op marketing and advertising fees	$114	$196	$194	$64
Cost of sales	$965	$23,829	$1,442	$9,594
Farming expenses	$1,126	$814	$1,165	$491
Income (loss) from operations	$(3,933)	$(1,871)	$1,180	$540
Net income (loss) attributable to HomeFed Corporation common shareholders	$(1,458)	$31,541	$1,323	$1,159
Basic earnings (loss) per common share attributable to HomeFed Corporation shareholders	$(0.09)	$2.04	$0.09	$0.08
Diluted earnings (loss) per common share attributable to HomeFed Corporation shareholders	$(0.09)	$2.04	$0.09	$0.08

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

Subsequent Events -- Unaudited

In March 2018, we entered into construction loan agreements for $58,850,000, the proceeds of which will be used for the construction of the town center portion of the Village of Escaya known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments, approximately 20,000 square feet of retail space, and a 10,000 square foot community facility building. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws are permitted under the loan agreement once evidence of our investment into the project reaches $35,000,000, including land value. As of April 27, 2018, no amounts have been drawn under the loan. The loan matures on March 1, 2021 with one 12 month extension subject to certain extension conditions as set forth in the loan agreements.

In April 2018, we entered into a $31,450,000 loan agreement, the proceeds of which will be used for homebuilding under the fee builder arrangement at the San Elijo Hills project. The loan is comprised of a $20,200,000 revolving component, of which no amount has been drawn to date, and a $11,200,000 non-revolving component, which was drawn at the close of the loan, proceeds of which were $10,300,000, which is net of fees, costs, and interest reserve. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 4.25%, subject to adjustment as set forth in the loan agreement, and the loan is secured by the property underlying the related project with a guarantee by us. Monthly draws of the revolving component are permitted under the loan agreement and no amounts have been drawn as of the date of this filing. The loan matures on October 5, 2019, with one 6 month extension subject to certain extension conditions as set forth in the loan agreement. The loan principal will be repaid with release prices, at the time of sale of each home by the purchaser.

On April 20, 2018, we used cash on hand to redeem $37,500,000 aggregate principal amount of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. On April 30, 2018, we used cash on hand to redeem the remaining $37,500,000 aggregate principal amount of the Notes at a redemption price equal to100% of the principal amount of the Notes plus accrued and unpaid interest and satisfied and discharged the Indenture in accordance with its terms.

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