Form 10-Q
period 2018-03-31
HOMEFED CORP
filed 2018-05-30
CIK 833795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate held for development	$322,870	$311,664
Real estate held for investment, net	38,230	38,022
Cash and cash equivalents	114,774	40,415
Contract assets	27,826	21,816
Restricted cash	27,790	2,685
Equity method investments	39,228	123,296
Accounts receivable, deposits and other assets	17,482	21,565
Intangible assets, net	2,355	3,005
Assets held for sale	—	8,422
Net deferred tax asset	33,240	37,057

TOTAL	$623,795	$607,947

LIABILITIES
Accounts payable and accrued liabilities	$24,801	$23,671
Below market lease contract intangibles, net	1,732	1,930
Non-refundable option payments	275	255
Liability for environmental remediation	1,453	1,452
Deferred revenue	—	1,230
Accrued interest payable	14	1,262
Other liabilities	2,207	2,564
Long-term debt, net	125,369	118,213

Total liabilities	155,851	150,577

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,474,746 and 15,474,032 shares outstanding after deducting 398,663 and 397,377 shares held in treasury	155	155
Additional paid-in capital	600,843	600,308
Accumulated deficit	(138,179)	(148,199)
Total HomeFed Corporation common shareholders' equity	462,819	452,264
Noncontrolling interest	5,125	5,106
Total equity	467,944	457,370

TOTAL	$623,795	$607,947

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2018 and 2017
(In thousands, except per share amounts)
(Unaudited)

	2018	2017
REVENUES
Sales of real estate	$33,998	$14,950
Contract service revenues	11,506	8,754
Rental income	5,889	5,932
Co-op marketing and advertising fees	130	110
	51,523	29,746

EXPENSES
Cost of sales	15,835	12,502
Contract service expenses	11,506	8,754
Rental operating expenses	4,208	4,118
Farming expenses	—	937
General and administrative expenses	5,185	3,811
Depreciation and amortization	857	937
Administrative services fees to Jefferies Financial Group Inc.	45	45
	37,636	31,104

Income (loss) from operations before income (losses) from equity method investment	13,887	(1,358)

Income (losses) from equity method investments	(1,378)	1,753

Income from operations	12,509	395

Interest and other income	108	98

Income before income taxes and noncontrolling interest	12,617	493

Income tax provision	(3,806)	(184)

Net income	8,811	309

Net income attributable to the noncontrolling interest	(19)	(77)

Net income attributable to HomeFed Corporation common shareholders	$8,792	$232

Basic and diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.57	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2018 and 2017
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2017	$154	$599,033	$(159,130)	$440,057	$6,998	$447,055

Net income			232	232	77	309
Share-based compensation expense		71		71		71

Balance, March 31, 2017	$154	$599,104	$(158,898)	$440,360	$7,075	$447,435

Balance January 1, 2018	$155	$600,308	$(148,199)	$452,264	$5,106	$457,370
Cumulative effect of the adoption of accounting standards			1,228	1,228		1,228
Balance January 1, 2018, as adjusted	155	600,308	(146,971)	453,492	5,106	458,598
Net income			8,792	8,792	19	8,811
Share-based compensation expense		535		535		535

Balance, March 31, 2018	$155	$600,843	$(138,179)	$462,819	$5,125	$467,944

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2018 and 2017
(In thousands)
(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,811	$309
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) losses from equity method investments	1,378	(1,753)
Provision (benefit) for deferred income taxes	3,283	(344)
Share-based compensation expense	800	103
Depreciation and amortization of property, equipment and leasehold improvements	79	139
Gain on sale of Rampage property	(17,293)	—
Other amortization	1,102	1,122
Amortization related to issuance costs and debt discount of Senior Notes	—	271
Distributions from equity method investments	701	—
Changes in operating assets and liabilities:
Real estate, held for development	(9,466)	(1,709)
Real estate, held for investment	(500)	3,191
Contract assets/liabilities	(6,010)	11,246
Accounts receivable, deposits and other assets	3,950	(1,081)
Deferred revenue	—	(1,712)
Accounts payable and accrued liabilities	(845)	(500)
Accrued interest payable	(1,248)	1,676
Non-refundable option payments	20	—
Liability for environmental remediation	—	(2)
Income taxes payable	348	(2,162)
Other liabilities	(622)	795
Net cash provided by (used for) operating activities	(15,512)	9,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Rampage property	26,000	—
Investments in equity method investments	(11)	(50)
Capital distributions from equity method investments	82,000	—
Net cash provided by (used for) investing activities	107,989	(50)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	7,000	—
Payment of debt issuance costs	(13)	(169)
Net cash provided by (used for) financing activities	6,987	(169)

Net increase in cash, cash equivalents and restricted cash	99,464	9,370

Cash, cash equivalents and restricted cash, beginning of period	43,100	55,812

Cash, cash equivalents and restricted cash, end of period	$142,564	$65,182

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of tax refunds	$325	$2,414
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating activities:
Project development costs incurred that remain payable at end of period	$17,851	$12,216

Non-cash financing activities:
Cashless exercise of stock options to purchase common shares	$69	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.   Accounting Developments

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in our audited consolidated financial statements for the year ended December 31, 2017, which are included in our Annual Report filed on Form 10-K/A for such year (the “2017 10-K/A”).  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The consolidated balance sheet at December 31, 2017 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

There is no other comprehensive income for the three months ended March 31, 2018 and 2017.

During the three months ended March 31, 2018, other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) guidance on Revenue from Contracts with Customers (the "new revenue standard"). These revenue recognition policy updates are applied prospectively in our financial statements from January 1, 2018 forward using the modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Revenue Recognition Policies

Real estate sales revenues:

•	Real estate sales revenues are recognized at a point in time when the related transaction is completed.

•
Variable consideration, such as profit participation, is included in the transaction price for real estate sales at the point in time when the transaction is completed only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved.

Contract service revenues:

•	Contract service revenues are recognized over time as performance obligations are met.

Co-op marketing fee income:

•
Co-op marketing fee income is recognized over time as performance obligations are met, generally the term of the master marketing program that relates to the selling period of the associated home product being sold by our customer.

See Accounting Developments- Adopted Accounting Standards below and Note 9 for further information.

Accounting Developments - Adopted Accounting Standards

Revenue Recognition. In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the FASB issued guidance on gain or loss from the derecognition of nonfinancial assets which would include real estate. We have adopted both of the new standards as of January 1, 2018 using the modified retrospective approach and recorded cumulative earnings to our opening accumulated deficit of $1,250,000, which is net of taxes of $550,000. Accordingly, the new revenue standard is applied in our financial statements from January 1, 2018 forward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. Our implementation efforts included the identification of revenue streams within the scope of the guidance and the evaluation of certain revenue contracts.

The impact of adoption is primarily related to real estate revenues that were deferred on open sales contracts as of December 31, 2017 under the previously existing accounting guidance, which would have been recognized in prior periods under the new revenue standard and costs to complete related to the previously deferred revenue that are not related to performance obligations under the contract with the customer but are costs associated with completion of real estate improvements that would have been expensed in prior periods under the new revenue standard. The impact of the adoption is also related to the timing of recognition of fee income. The new revenue guidance does not apply to revenue associated with leasing activities or interest income. The new revenue standard primarily impacts the following revenue recognition and presentation accounting policies:

•
Real estate sales revenues. Revenues from the sales of real estate are recognized at a point in time when the related transaction is completed.  The majority of our real estate sales of land, lots, and homes transfer the goods and services to the customer ("buyer") at the close of escrow when title transfers to the buyer and the buyer has the benefit and control of the goods and services.  If performance obligations under the contract with the customer related to a parcel of land, lot or home are not yet complete when title transfers to the buyer, revenue associated with the incomplete performance obligation is deferred until the performance obligation is completed.

•
Real estate sales revenues- variable. Revenues under real estate contracts with customers that are associated with price or profit participation were historically recognized as participation thresholds were met by the customer.  Under the new revenue standard, revenue from these activities is recognized at a point in time when the related transaction is complete, performance obligations by us have been met, and only to the extent it is probable that a significant reversal in the estimated amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved.

•
Real estate costs to complete. Costs to complete improvements related to sold real estate was not expensed until the work was complete under the previously existing guidance and revenue associated with the costs to complete was deferred until the work was complete under the percentage of completion method.  Under the new revenue standard, costs to complete improvements that are associated with the sold real estate but do not transfer to the customer as performance obligations under the terms of the contract are estimated at the completion of the real estate transaction and expensed as a cost of the sale.

•
Co-op marketing and advertising fees. Co-op marketing fees were recognized at the time of sale of a home by our builder customer to a homebuyer under the previously existing accounting guidance.  Under the new revenue standard, the co-op fees are recognized over time as performance obligations by us are met, generally the term of the master marketing program that relates to the sales period for the home product being sold by our builder customer.

•
Contract service revenues. Under our limited liability company agreements with our builder partners at the Village of Escaya project, we will earn overhead management fees and marketing fees based on a percentage of the retail sales prices under homebuyer contracts.  We will also recognize contract service revenues over time as our performance obligations are met, generally the anticipated term of our oversight of the infrastructure improvements for the Village of Escaya. We also earn revenue from the initial land sale together with the performance obligation to complete improvements over time as the performance obligation is satisfied.

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance in the first quarter of 2018. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption, we recorded a decrease of $200,000 in Net cash used for operating activities for the three months ended March 31, 2017 related to reclassifying the changes in our restricted cash balance from operating activities to the cash, cash equivalents and restricted cash balances within the Consolidated Statements of Cash Flows.

Accounting Developments- Accounting Standards to be Adopted in Future Periods

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The new guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, along with additional qualitative and quantitative disclosures. Lessor accounting will remain substantially similar to current accounting guidance for leases. However, leasing costs that are currently eligible to be capitalized as initial direct costs will be immediately expensed under the new guidance. The guidance is effective for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact this new guidance will have on our consolidated financial statements.

2.   Intangibles, Net

As more fully discussed in the Annual Report on Form 10-K/A for the year ended December 31, 2014, intangible assets include above market leases and leases in place and intangible liabilities include below market leases which were recorded at fair value when we acquired substantially all of the real estate properties and operations of Leucadia National Corporation, now known as Jefferies Financial Group Inc. ("Jefferies"), the membership interests in Brooklyn Renaissance Plaza ("BRP Holding") and Brooklyn Renaissance Hotel LLC ("BRP Hotel") and cash in exchange for 7.5 million of our common shares (the "Acquisition") during 2014.

A summary of intangible assets is as follows (in thousands):

	March 31, 2018	December 31, 2017	Amortization (in years)
Above market lease contracts, net of accumulated amortization of $9,356 and $8,833	$1,518	$2,041	1 to 24
Lease in place value, net of accumulated amortization of $3,249 and $3,122	837	964	1 to 24
Intangible assets, net	$2,355	$3,005

Below market lease contracts, net of accumulated amortization of $3,856 and $3,658	$1,732	$1,930	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income.  Above market lease values are amortized over the remaining terms of the underlying leases, and below market lease values are amortized over the initial terms plus the terms of any below market renewal options of the underlying leases.  The estimated future amortization expense recognized in Rental income for the above market lease intangible assets is as follows: remainder of 2018 - $1,150,000; 2019 - $50,000; 2020 - $50,000; 2021 - $50,000; 2022 - $50,000 and thereafter - $200,000. The estimated future negative amortization expense recognized in Rental income for the below market lease intangible assets is as follows: remainder of 2018 - $(350,000); 2019 - $(250,000); 2020 - $(200,000); 2021 - $(150,000); 2022 - $(150,000) and thereafter - $(600,000).

The lease in place intangible is reflected in Depreciation and amortization expenses and amortized over the life of the related lease.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2018 - $150,000; 2019 - $100,000; 2020 - $100,000; 2021 - $100,000; 2022 - $50,000 and thereafter - $350,000. Amortization expense on lease in place intangible assets was $150,000 for each of the three months ended March 31, 2018 and 2017.

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

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC and any cost overruns as described below. We are responsible for the remaining cost of developing the community infrastructure for which we have received credit to date as a capital contribution, with funding guaranteed by us under the respective operating agreements which is limited to $78,600,000, and we are responsible for any costs in excess of this limit to complete the community infrastructure. The builders are responsible for the remaining construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 13 for more information.

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

Summarized financial information:
At March 31, 2018 and December 31, 2017, our equity method investments are comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
BRP Holding	$3,685	$86,093
BRP Hotel	18,986	22,651
Builder LLCs	16,557	14,552
Total	$39,228	$123,296

On February 28, 2018, BRP Holding satisfied, in full, the $8,750,000 principal balance of a portion of the self-amortizing New York City Industrial Revenue Bonds, with the proceeds of a new $198,350,000 fully amortizing 23-year structured lease-back financing. Approximately $157,250,000 of the proceeds was distributed to members of which we received $82,000,000 as a BRP Holding distribution and $6,000,000 for the satisfaction of a receivable under the pooling agreement with BRP Leasing.

Income (losses) from equity method investments includes the following for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017
BRP Holding	$(7,721)	$2,640
BRP Hotel	3,632	(887)
Builder LLCs	2,711	—
Total	$(1,378)	$1,753

The following table provides summarized data with respect to our equity method investments as of March 31, 2018 and 2017 and for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017
Assets	$429,087	$294,983
Liabilities	366,573	201,685

Total Revenues	62,736	27,798
Income from continuing operations before extraordinary items	6,376	3,433
Net Income	6,376	3,433

4.   Debt

Construction loans:
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

Lines of Credit:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and were collateralized by the Rampage property. The draw period was set to expire on January 1, 2021, and the loan would have matured on January 1, 2035.  The revolving line of credit was terminated upon the closing of the sale of the Rampage property in January 2018. There is also a $3,000,000 operational line of credit available which was secured by the Rampage property’s crops and matured on January 1, 2018. No amounts were drawn under either line of credit.

Senior Notes:
On June 30, 2015, we issued $125,000,000 principal amount of 6.5% Senior Notes due 2018 (the “Old Notes”) in a private placement. The Old Notes were fully and unconditionally guaranteed by our wholly-owned domestic subsidiaries and any of our future domestic wholly-owned subsidiaries and would have matured on June 30, 2018. The Old Notes were senior unsecured obligations and the guarantees were the senior unsecured obligations of the Guarantors.

On September 27, 2017, we and certain of our domestic wholly-owned subsidiaries as guarantors (the “Guarantors”) entered into purchase agreements (collectively, the “Purchase Agreements”) with certain investors named therein (the “Purchasers”) pursuant to which we agreed to issue to the Purchasers an aggregate of $75,000,000 of 6.5% Senior Notes due 2019 (the “Notes”) in a private placement. Pursuant to the terms of the Purchase Agreements, the purchase price for the Notes was 100% of the principal amount. The Notes were issued pursuant to an indenture dated September 27, 2017 among us, the Guarantors, and Wilmington Trust, N.A., as trustee. The maturity date of the Notes was October 1, 2019, and the Notes were fully and unconditionally guaranteed by the Guarantors on the terms provided in the Indenture. The Notes were senior unsecured obligations of the Company and the guarantees were the senior unsecured obligations of the Guarantors. Pursuant to the Placement Agency Agreement, Jefferies Group LLC (“Jefferies Group”), a wholly-owned subsidiary of Jefferies, received a fee of $100,000 for acting as the placement agent and the closing agent.

On September 28, 2017, we used proceeds of the Notes, together with cash on hand, to redeem all of the outstanding Old Notes. After considering the repurchases and redemption, there is no remaining principal due under the Old

Notes. In connection with the extinguishment of the Old Notes, issuance costs of approximately $350,000 were recorded as an expense.

At March 31, 2018, the Notes had $75,000,000 principal amount outstanding.

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

At March 31, 2018, we have a $53,500,000 principal amount outstanding under the EB-5 Program.

At March 31, 2018, we are in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, paydown upon sale of certain assets, collateral requirements and restricted use of proceeds.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $1,800,000 and $1,950,000 for the three months ended March 31, 2018 and 2017, respectively.

The Notes are presented on the Balance Sheet net of issuance costs of $3,100,000 and $3,200,000 and debt discount of $50,000 and $100,000 at March 31, 2018 and December 31, 2017, respectively.

5.   Income Taxes

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. SAB 118 provides a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law where accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the Tax Act.

Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in the financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is complex and we continue to assess the impact that various provisions will have on our business. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next several quarters, we consider the accounting for the deferred tax asset remeasurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions.

6.   Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Numerator – net income attributable to HomeFed Corporation common shareholders	$8,792	$232

Denominator for basic earnings per share– weighted average shares	15,474	15,448

Restricted stock units	23	—
Stock options	3	5

Denominator for diluted earnings per share– weighted average shares	15,500	15,453

7.   Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Long-term debt: New Notes (a)	$74,794	$75,272	$74,590	$75,470
Long-term debt: EB-5 (b)	50,575	53,500	43,623	46,500

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

No assets or liabilities were measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017.

8.   Related Party Transactions

On March 23, 2017, Ian M. Cumming resigned from the Board of Directors. To fill the vacancy, the Board of Directors elected Jimmy Hallac, who is a Managing Director for Jefferies, on March 28, 2017. Jefferies executives now hold three of the seven board of director positions. Our Chairman, Joseph S. Steinberg, is a significant stockholder of Jefferies and Chairman of Jefferies' board, and one of our Directors, Brian P. Friedman, is the President and a director of Jefferies.

Prior to Mr. Cumming's resignation, he sold 783,889 of our shares for $31,300,000 to Jefferies in a privately negotiated transaction during March 2017. Mr. Cumming was considered to be a “Related Person” under our related person transactions policy (the “Policy”) at the time of the sale.  Accordingly, pursuant to and in accordance with the Policy and taking into account all relevant facts and circumstances, the independent Audit Committee of the Board considered the transaction and recommended to the Board the approval of the sales transaction, which was unanimously approved by the Board (with Mr. Cumming abstaining from the vote).

In 2015, Mr. Steinberg, the chairman of our Board of Directors, and Mr. Cumming, who then was one of our directors, each entered into a Purchase Agreement with us and the Guarantors, pursuant to which they each purchased the Old Notes with a value of $5 million, or four percent (4%), of the principal amount of the Old Notes issued, which were fully redeemed on September 28, 2017 on the same terms as other redemptions.

On September 27, 2017, Mr. Steinberg entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased Notes with a value of $7 million, or 9.3%, of the principal amount of the Notes issued (such purchases and redemptions, the “Affiliate Note Transactions”). Mr. Steinberg is considered to be a Related Person under our Related Person Transaction Policy. Accordingly, the Audit Committee considered the Affiliate Note Transactions and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Mr. Steinberg abstaining from the vote). Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the Old Notes and for the Notes. Jefferies Group is a wholly-owned subsidiary of Jefferies. Jefferies is our affiliate and a Related Person under the Related Person Transaction Policy. Accordingly, pursuant to and in accordance with the Related Person Transaction Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Old Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Old Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

Builder LLCs:

Two of our executive officers are members of the four-member management committee at each Builder LLC and are designated to consider major decisions for each of the three Builder LLCs. Each Builder LLC appointed two members to the management committee, which is controlled jointly by us and the respective builder. HomeFed is contractually obligated to obtain infrastructure improvement bonds on behalf of the Builder LLCs. See Note 13 for more information. HomeFed may also be responsible for the funding of the real estate improvement costs for the infrastructure of the development if our subsidiary that invested in each Builder LLC fails to do so.
Brooklyn Renaissance Plaza:

As more fully discussed in the 2017 10-K/A, BRP Leasing holds a master lease at BRP Holding and subleases the office space to multiple tenants.  BRP Leasing is obligated to pay future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) of $4,400,000 to BRP Holding for office space for 2018. The master lease ends October 2018, and then all leasing activities will be directly managed and handled by BRP Holding.

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Jefferies:

Pursuant to an administrative services agreement, Jefferies provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 for each of the three months ended March 31, 2018 and 2017.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Jefferies under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 for each of the three months ended March 31, 2018 and 2017.

Jefferies is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project. See Note 13 for more information.

Berkadia:

Berkadia Commercial Mortgage LLC ("Berkadia") is a commercial mortgage banking and servicing joint venture formed in 2009 with Jefferies and Berkshire Hathaway Inc. During the first quarter of 2018, Berkadia was paid a brokerage advisory fee of $100,000 related to the new construction loan for Village of Escaya and a $400,000 advisory fee related to the refinance of a loan at BRP Holding. Both transactions were approved by the audit committee under the Related Party Transaction Policy.

9.   Revenues from Contracts with Customers

The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

For the three months ended March 31, 2018

Revenues from contracts with customers:
Sales of Real Estate	$33,998
Contract service revenues	11,506
Co-op marketing and advertising fees	130
Total revenues from contracts with customers	45,634

Other revenues:
Rental income	5,889
Total revenue from other sources	5,889

Total revenues	$51,523
Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties.
Revenues generated through the sales of real estate are our primary source of revenues from contracts with customers. Agreements with customers for these sales typically consist of the type and quantity of real estate to be sold and delivered to the customer, the transaction price for the real estate to be delivered, the closing date when the customer takes control of the real estate, deposit and final payment terms related to the real estate transaction price, performance obligations related to improvements, if any, that will be completed by us, the consideration of any price or profit participation revenue related to the contract, and fee income related to marketing and advertising services. The transaction price associated with the real estate is generally fixed and revenue is recognized at a point in time when the customer takes control of the real estate. The transaction price related to profit or price participation is a variable component of the transaction price and is recognized at the time the customer takes control of the real estate if it can be reasonably estimated and it is probable that a significant reversal in the amount of revenue recognized will not occur.
Co-op marketing and advertising fee income is calculated based on a percentage of the retail home price for the homes sold by our customers to homebuyers. We record co-op marketing and advertising fee income over time as performance obligations are met, generally the term of the master marketing program that relates to the sales period of the home product being sold by our customer.
Under our limited liability company agreements with builders at the Village of Escaya project, we earn contract service revenues based on a percentage of the retail home price of the homes sold by the builders to homebuyers. We record the contract service revenues over time as performance obligations are met, generally our obligation of completing the improvements and providing management oversight related to the completion of the infrastructure improvements for Village of Escaya.

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by project for the three months ended March 31, 2018 (in thousands):

	Real Estate Segment
	Otay	San Elijo	Ashville Park	The Market Common	SweetBay	Rampage	BRP Leasing	Pacho	Total Real Estate Segment	Total Corporate Segment	Total

Revenues from contracts with customers:
Real estate sales	$—	$4,804	$—	$250	$2,831	$26,000	$—	$—	$33,885	$—	$33,885
Profit participation from real estate sales	—	—	—	113	—	—	—	—	113	—	113
Contract service revenues	11,506	—	—	—	—	—	—	—	11,506	—	11,506
Co-op marketing and advertising fees	—	100	30	—	—	—	—	—	130	—	130
Total revenues from contracts with customers	11,506	4,904	30	363	2,831	26,000	—	—	45,634	—	45,634

Other revenues:
Rental income	—	—	—	2,531	67	—	3,281	7	5,886	3	5,889
Total revenue from other sources:	—	—	—	2,531	67	—	3,281	7	5,886	3	5,889

Total revenues:	$11,506	$4,904	$30	$2,894	$2,898	$26,000	$3,281	$7	$51,520	$3	$51,523

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.
During the three months ended March 31, 2018, revenues related to performance obligations satisfied (or partially satisfied) in previous periods that were recognized was insignificant.
Contract Balances
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $1,150,000 and $1,300,000 at March 31, 2018 and January 1, 2018, respectively. There were no recorded impairment charges related to those receivables during the three months ended March 31, 2018 and no deferred revenue was recorded at March 31, 2018 and January 1, 2018, respectively.

10.   Interest and Other Income

Other income includes service income related to a utility bundling service agreement with the homeowners at the Ashville Park project. Income of $90,000 and $75,000, respectively, was recognized during the three months ended March 31, 2018 and 2017.

Interest and other income includes interest income of $20,000 and $10,000 for the three months ended March 31, 2018 and 2017, respectively.

11.  Real Estate Sales Activity

Rampage property:
In January 2018, we closed on the sale of the Rampage property for $26,000,000. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind Exchange for tax purposes. The proceeds from the sale are held in a trust account for Rampage pending identification of qualified replacement property. We recorded a gain on the sale of approximately $17,300,000. The sale of Rampage property did not meet the GAAP criteria to be classified as a discontinued operation.

Otay Land project:
The grand opening at the Village of Escaya occurred in June 2017. During the three months ended March 31, 2018, 59 homes were sold through our three limited liability companies (the "Builder LLCs") which is a joint venture with three local homebuilders. We apply the equity method of accounting for the activity related to the Builder LLCs.

San Elijo Hills project:
The 48,800 square feet of commercial space in phase one and two of the Towncenter and the 12 multi-family units in phase two were sold during the first quarter of 2017 to a local developer for a cash payment of $5,800,000.

The third phase of the Towncenter is a 2.5 acre parcel of land, formerly designated as a church site. The third phase of the Towncenter is under contract with a local developer for a cash payment of $1,600,000 subject to adjustments and entitlement approvals by the City of San Marcos. Closing of the third phase of the Towncenter is expected to occur in June 2018.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. Sales began during the second quarter of 2017 and we sold three homes for $4,800,000 during the three months ended March 31, 2018. As of April 27, 2018, we have entered into agreements to sell 22 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $34,600,000, which are expected to begin closing in the second quarter of 2018.

Ashville Park project:
There were no sales at the Ashville Park project during the three months ended March 31, 2018 and 2017. The entitlement effort to re-plan Villages C, D and E is currently impacted by a delay within the City of Virginia Beach. In 2014 and 2016, severe storm events caused regional flooding, and large portions of the City’s storm water management system did not perform as expected. In 2016, the City hired outside civil engineers to study the system and provide possible solutions. The study is now complete and reveals that significant improvements to the storm water management system within the City are needed. The impact of the study and related City storm water management system issues on the timing of our future development is uncertain.

The Market Common:
For the three months ended March 31, 2018 and 2017, we closed on sales of real estate at The Market Common as follows:

	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds
Single family lots	5	$250,000	16	$710,000
Multi-family lots	—	—	—	—
Profit sharing agreements	N/A	100,000	N/A	350,000

As of April 27, 2018, we have entered into an agreement to sell 21 single family lots for $1,050,000 and 15 multi-family lots for $375,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 183 homes at the SweetBay project. We sold 8 and 19 single family homes for $2,850,000 and $6,350,000 for the three months ended March 31, 2018 and 2017, respectively. Cost of sales of real estate was $2,750,000 and $6,200,000 for the three months ended March 31, 2018 and 2017, respectively. As of April 27, 2018, we have entered into agreements to sell 34 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $11,600,000 which are expected to close in 2018.

12. Real Estate Held for Development

In 2016, Pacific Gas & Electric ("PG&E"), an affiliate of the lessor of the Pacho Property in which we have a leasehold interest, began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time. The lessor has recently stated that it will not make any commitments on land disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $17,600,000 as of March 31, 2018. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

13.  Commitments and contingencies

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

As of March 31, 2018, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$39,550,000
San Elijo Hills project	700,000
Ashville Park project	800,000

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $1,250,000.  We placed $1,250,000 on deposit with a qualified financial institution to obtain the replacement letter of credit; such amount is reflected as restricted cash.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At March 31, 2018, $1,400,000 was in the escrow account and is classified as restricted cash.

We agreed to indemnify Jefferies for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Jefferies that was sold to a third party prior to the Acquisition.  The former subsidiary of Jefferies remains the primary obligor under the lease obligations and Jefferies agreed to indemnify the third party buyer.  The primary lease expires in 2018 and the aggregate amount of lease obligations as of March 31, 2018 was approximately $6,450,000, which includes approximately $2,000,000 projected operating expenses and taxes related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

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

14. Share-Based Compensation

1999 Stock Incentive Plan:
On August 4, 2017, options to purchase an aggregate of 7,000 shares of Common Stock were granted to the members of the Board of Directors and 136,500 shares of Common Stock were granted to employees under our 1999 Stock Incentive Plan at an exercise price of $44.00 per share, the market price per share on the grant date. Options granted become exercisable in four equal instalments starting one year from date of grant and must be exercised within five years from date of grant and will be expensed equally over the four year vesting period. As of March 31, 2018, 255,400 shares are available under the 1999 Stock Incentive Plan.

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

2014 RSU Plan:
On August 13, 2014, the Board of Directors adopted an RSU Opportunity Plan (the "2014 RSU Plan”) under which 100,000 shares of Common Stock were authorized for issuance to our executive officers. Participants were eligible for RSU awards based on satisfaction of performance criteria established by the Board of Directors in 2014. The performance period under the 2014 RSU Plan ended on December 31, 2016. The Board of Directors evaluated the participants' performance against the performance criteria and awarded an aggregate of 75,000 RSUs to the participants on March 15, 2017. Fifty percent of the RSU award under the 2014 RSU Plan vested on December 31, 2017 and were settled on January 29, 2018, and the remaining fifty percent will vest on December 31, 2018, provided that the executive officer has been continuously employed by the Company through the applicable vesting date.

The 2014 RSU grant consisted of two settlement features: (1) 22,500 RSUs remain to be settled through the issuance of shares of Common Stock within 30 days of the vesting date; this component is classified as an equity award. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. Stock compensation expense for this component of the award was $250,000 and $50,000, respectively, for the three months ended March 31, 2018 and 2017. (2) 15,000 RSUs remain to be settled in cash based on the average closing price over a period of ten trading days immediately preceding the date of declaration which must occur within thirty days of the vesting date. This component is classified as a liability award, which requires us to measure the fair value of the award at the end of each reporting period. Using a fair value approach, stock compensation expense for this component of the award was $250,000 and $30,000, respectively, for the three months ended March 31, 2018 and 2017.

15. Segment Information

We currently have two reportable segments—real estate and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development. Real estate also includes contract service revenues, contract service expenses and the equity method investments in BRP Holding, BRP Hotel and the Builder LLCs in the Otay Land project. Corporate primarily consists of investment income and overhead expenses. Our farming segment, which we no longer report, consisted of the Rampage property which included an operating grape vineyard and an almond orchard under development which was sold in January 2018. Revenue from the sale of the Rampage property is included in our real estate segment.

Certain information concerning our segments for the three months ended March 31, 2018 and 2017 is presented in the following table.

	2018	2017
	(in thousands)
Revenues:
Real estate	$51,520	$29,743
Corporate	3	3
Total consolidated revenues	$51,523	$29,746

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$16,266	$4,140
Farming	—	(1,052)
Corporate	(3,649)	(2,595)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$12,617	$493

Depreciation and amortization expenses:
Real estate	$840	$851
Farming	—	72
Corporate	17	14
Total consolidated depreciation and amortization expenses	$857	$937

Identifiable assets employed:	March 31, 2018	December 31, 2017
Real estate	$517,580	$538,636
Farming	—	9,925
Corporate	106,215	59,386
Total consolidated assets	$623,795	$607,947

Farming revenues were generally recognized during the second half of the year when the crop was harvested and sold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 (the “2017 10-K/A”).

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

Results of Operations

We currently have two reportable segments—real estate and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development. Real estate also includes contract service revenues, contract service expenses and the equity method investments in BRP Holding, BRP Hotel and the Builder LLCs in the Otay Land project. Corporate primarily consists of investment income and overhead expenses. Farming operations were previously a reportable segment which consisted of the Rampage property which included an operating grape vineyard and an almond orchard under development which was sold in January 2018.

Certain information concerning our segments for the three months ended March 31, 2018 and 2017 is presented in the following table.

	2018	2017
	(in thousands)
Revenues:
Real estate	$51,520	$29,743
Corporate	3	3
Total consolidated revenues	$51,523	$29,746

Income (loss) from continuing operations before income taxes and nonconrolling interest:
Real estate	$16,266	$4,140
Farming	—	(1,052)
Corporate	(3,649)	(2,595)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$12,617	$493

Real Estate

Rampage property:

In January 2018, we closed on the sale of the Rampage property for $26,000,000. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind Exchange for tax purposes. The proceeds from the sale are held in a trust account for Rampage pending identification of qualified replacement property.

We recorded a gain on the sale of approximately $17,300,000. The sale of Rampage property did not meet the GAAP criteria to be classified as a discontinued operation.

Prior to the sale, Rampage property was classified under the Farming segment. For first quarter 2017 activity, please refer to the Farming segment below.

Otay Land Project:

We own approximately 4,450 acres of land within the Otay Ranch community. Approximately 2,800 acres are designated as various qualities of non-developable open space mitigation land. We refer to all of our acreage as our Otay Land project, which is currently approved for approximately 13,050 residential units and 1.85 million square feet of commercial space. The Otay Land project is in the early stages of development and additional permits are in process. Development will occur in phases, or by village. We are currently developing in the first of five villages (village three, now known as the Village of Escaya). The Village of Escaya community has 21 model homes currently available for viewing.

There were no sales of real estate at the Otay Land project during the three months ended March 31, 2018 and 2017.

Contract service revenues and expenses were $11,500,000 and $8,750,000, respectively, for the three months ended March 31, 2018 and 2017. Under our agreements, we are responsible for the remaining cost of developing the community infrastructure but we also are entitled to receive up to $78,600,000 as reimbursement of development costs through the sale of homes at the Village of Escaya.

During the course of development while constructing the primary access road to the Village of Escaya, we discovered the presence of underground perched groundwater that was impacted with certain petroleum byproducts. We are working with regulatory agencies to investigate the matter and develop mitigation measures, which we anticipate will be mitigated through the construction process. Further investigation disclosed that soil vapor in a portion of the Village of Escaya project where homes are to be constructed was impacted with methane and certain volatile organic compounds (collectively “compounds”). These types of compounds commonly exist in soil vapor and can be mitigated through the construction process. We are working with local authorities and have developed measures to fully mitigate the effect of the impacted soil vapors where they have been detected. The number of homes that will need mitigation is to be determined as further investigation is conducted while development progresses. We expect that costs associated with mitigation during the homebuilding process will be shared with the builders through our Builder LLCs.

General and administrative expenses increased by $150,000 for the three months ended March 31, 2018 as compared to the same period in 2017 due to an $100,000 increase in marketing expenses related to the Village of Escaya, marketing expansion of the EB-5 program to additional countries and a $50,000 increase in professional fees related to the EB-5 program.

Income (losses) from equity method investments include $2,700,000 related to the sales activity of the Builders LLCs. Home closings began during the first quarter of 2018, and 59 homes were sold during this period.

San Elijo Hills Project:

We own 85% of and serve as the development manager for San Elijo Hills, a master-planned community in San Diego County, California, consisting of about 3,500 homes and apartments and a commercial and residential Towncenter.

Through March 31, 2018, we have sold 3,403 of the total of 3,463 single family lots and multi-family units and have an agreement in place with a homebuilder to construct and sell on our behalf, for a fee, homes on the remaining 46 single family lots. We sold three homes for $4,800,000 with cost of sales of $4,150,000 during the three months ended March 31, 2018. As of April 27, 2018, we also have 22 homes under contract for aggregate proceeds of $34,600,000, which are expected to begin closing in the second quarter of 2018.

Prior to the new revenue standard adopted on January 1, 2018, a portion of the revenue from sales of real estate was deferred and was recognized as revenues upon the completion of certain improvements we were obligated to make to lots sold, including costs related to common areas, under the percentage of completion method of accounting.  For the three months ended March 31, 2017, revenues include amounts that were deferred from lot sales in prior periods of $1,800,000. Cost of sales of real estate related to the recognized deferred revenue for the three months ended March 31, 2017 was $950,000. Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

We recorded co-op marketing and advertising fee revenue of approximately $100,000 and $70,000 for the three months ended March 31, 2018 and 2017, respectively. We record these fees pursuant to contractual agreements, which are generally recorded over the term of the master marketing program that relates to the builder's home selling period, and the fees are based upon a fixed percentage of the homes' selling price.

The Towncenter consists of three phases. The first and second phases, which include a total of 48,800 square feet of commercial space and 12 multi-family units, were sold during the first quarter of 2017 to a local developer for a cash payment of $5,800,000. Revenue of $5,800,000 was recognized at the time of sale, and cost of sales aggregated $4,700,000. The third phase of the Towncenter is a 2.5 acre parcel of land and is under contract with a local developer for a cash payment of $1,600,000 subject to adjustments and entitlement approvals by the City of San Marcos. Closing of the third phase of the Towncenter is expected to occur in June 2018.

General and administrative expenses increased by $50,000 for the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to increased marketing efforts to promote the homes available for sale.

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

There were no sales of residential lots at the Ashville Park project during the three months ended March 31, 2018 and 2017.

Prior to the new revenue standard adopted on January 1, 2018, a portion of the revenue from sales of real estate was deferred and was recognized as revenues upon the completion of certain improvements we were obligated to make to lots sold, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $20,000 for the three months ended March 31, 2017. Cost of sales of real estate was $10,000 for the three months ended March 31, 2017.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

We recorded co-op marketing and advertising fee revenue of approximately $30,000 and $40,000 for the three months ended March 31, 2018 and 2017, respectively.  We record these fees pursuant to contractual agreements, which are generally recorded over the term of the master marketing program that relates to the builder's home selling period, and the fees are based upon a fixed percentage of the homes’ selling price.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $30,000 for the three months ended March 31, 2017.

The Market Common:

The Market Common is a 114 acre mixed-use retail, office and residential lifestyle center, including adjacent land for future commercial and residential development. It includes retail and office space, as well as long term apartments, all of which are about 90% leased.

For the three months ended March 31, 2018 and 2017, the rental activity is as follows:

	2018	2017
Rental income	$2,550,000	$2,650,000
Amortization of lease intangibles included in rental income	(100,000)	(100,000)
Adjustment for straight-line rental income	(70,000)	(30,000)

Rental operating expenses	$1,050,000	$1,150,000

For the three months ended March 31, 2018 and 2017, we have closed on sales of real estate as follows:

	2018		2017
	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds
Single family lots	5	$250,000	16	$710,000
Multi-family lots	—	—	—	—

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $100,000 and $350,000 for the three months ended March 31, 2018 and 2017, respectively.

SweetBay project:

The SweetBay project is a 700 acre mixed use master planned community located in Panama City, Florida. The project is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, and a marina with up to 117 wet slips and 240 dry docks. Development has begun in the initial portion of Phase 1 of the community consisting of 183 single family homes, which are currently being built for us by a local homebuilder, for a fee, with nine model homes and the welcome center now open.

We sold 8 and 19 single family homes for $2,850,000 and $6,350,000 during the three months ended March 31, 2018 and 2017, respectively. Cost of sales of real estate was $2,750,000 and $6,200,000 during the three months ended March 31, 2018 and 2017, respectively.

General and administrative expenses increased by $50,000 for the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to increased marketing efforts related to the release of additional homes available for sale.

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

In 2016, PG&E began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time. The lessor has recently stated that it will not make any commitments on land disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $17,600,000 as of March 31, 2018. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

Brooklyn Renaissance Plaza and Hotel:

Brooklyn Renaissance Plaza is comprised of a 665 room hotel operated by Marriott, an approximately 850,000 square foot office building complex and an 888 space parking garage located in Brooklyn, New York. We own a 25.80% equity interest in the hotel and a 61.25% equity interest in the office building and garage.

Income (losses) from equity method investments include a loss of $7,700,000 at BRP Holding and income of $3,650,000 at BRP Hotel. The recognition of our share of the investees’ results takes into account any special rights or priorities of investors; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses.

BRP Leasing:

BRP leasing is the indirect obligor under a lease through October 2018 of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.
For the three months ended March 31, 2018 and 2017, the rental activity is as follows:

	2018	2017
Rental income	$3,300,000	$3,100,000
Amortization of lease intangibles included in rental income	400,000	400,000
Adjustment for straight-line rental income	100,000	100,000

Rental operating expenses	$3,150,000	$2,950,000

Farming

Rampage Property:

The Rampage property was an approximately 1,650 acre grape vineyard and almond orchard located in southern Madera County, California. Farming revenues were generally recognized during the second half of the year when the crop is harvested and sold.

Depreciation and amortization expenses decreased by $50,000 for the three month 2018 period versus the same period in 2017 due to the sale of the Rampage property in January 2018.

Corporate

General and administrative expenses increased by $1,100,000 during the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to an increase in compensation and legal expenses.  Compensation and benefits increased by $700,000 related to the grant of RSUs to executive officers in March 2017 and the employee and director stock option grants on August 4, 2017 (see Note 14 for more information) and $250,000 related to higher headcount and increased estimated bonus expense. Legal fees increased by $150,000 related to the investigation of potential real estate opportunities.

For the three months ended March 31, 2018 and 2017, our provision for income taxes was $3,800,000 and $200,000, respectively, representing an effective tax rate of 30.2% and 37.4%, respectively.

Liquidity and Capital Resources

Net cash of $15,500,000 was used for and $9,600,000 was provided by operating activities during the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties. Real estate development ramped up during 2018 at The Village of Escaya and the San Elijo Hills project as more homes were completed for sale. During the three months ended March 31, 2017, we received payment that satisfied the 2016 year end balance of our contract assets of $5,950,000 for our costs incurred to complete the infrastructure improvements related to the Village of Escaya and $5,300,000 for infrastructure improvements not yet completed by us.

Net cash of $108,000,000 was provided by investing activities during the three months 2018 period consisting of a distribution of $82,000,000 from BRP Plaza related to mortgage refinancing and the proceeds from the sale of Rampage property of $26,000,000.

Net cash of $7,000,000 was provided by financing activities during the three month 2018 period related to the issuance of $7,000,000 principal amount of debt under the EB-5 program.

Our principal sources of funds are cash and cash equivalents, proceeds from the sale of real estate, rental income from leased properties, fee income from certain projects, dividends and tax sharing payments from subsidiaries, interest income, distributions from equity method investments, construction loans (as described below) and financing from the EB-5 Program (see below for more information).

On June 30, 2015, we issued $125,000,000 principal amount of 6.5% Senior Notes due 2018 (the “Old Notes”) in a private placement. The Old Notes were fully and unconditionally guaranteed by our wholly-owned domestic subsidiaries and any of our future domestic wholly-owned subsidiaries and would have matured on June 30, 2018. The Old Notes were senior unsecured obligations and the guarantees were the senior unsecured obligations of the Guarantors.

At March 31, 2018, the Notes had $75,000,000 principal amount outstanding.

On April 20, 2018, we used cash on hand to redeem $37,500,000 aggregate principal amount of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. On April 30, 2018, we used cash on hand to redeem the remaining $37,500,000 aggregate principal amount of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and satisfied and discharged the Indenture in accordance with its terms.

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

In March 2018, we entered into $58,850,000 construction loan agreements, the proceeds of which will be used for the construction of the town center portion of the Village of Escaya known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments, approximately 20,000 square feet of retail space, and a 10,000 square foot community facility building. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws are permitted under the loan agreement once evidence of our investment into the project reaches $35,000,000, including land value. As of April 27, 2018, no amounts have been drawn under the loan. The loan matures on March 1, 2021 with one 12 month extension subject to certain extension conditions as set forth in the loan agreements.

The grand opening of the Village of Escaya occurred in June 2017, and home sales began in January 2018. As of April 27, 2018, 74 homes were sold, and 210 homes are under contract.

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

During the course of development while constructing the primary access road to the Village of Escaya, we discovered the presence of underground perched groundwater that was impacted with certain petroleum byproducts. We are working with regulatory agencies to investigate the matter and develop mitigation measures, which we anticipate will be mitigated through the construction process. Further investigation disclosed that soil vapor in a portion of the Village of Escaya project where homes are to be constructed was impacted with methane and certain volatile organic compounds (collectively “compounds”). These types of compounds commonly exist in soil vapor and can be mitigated through the construction process. We are working with local authorities and have developed measures to fully mitigate the effect of the impacted soil vapors where they have been detected. The number of homes that will need mitigation is to be determined as further investigation is conducted while development progresses. We expect that costs associated with mitigation during the homebuilding process will be shared with the builders through our Builder LLCs.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 13 of the financial statements for more information.

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

At March 31, 2018, we had a $53,500,000 principal amount outstanding under the EB-5 Program. As of April 27, 2018, we have $36,000,000 in escrow which cannot be drawn until certain provisions (such as filing of Investor I-526, investor suitability and source of funds) are satisfied.

San Elijo Hills Project:
The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. During 2017, the 48,800 square feet of commercial space in phases one and two of the Towncenter and the 12 multi-family units in phase two were sold to a local developer for a cash payment of $5,800,000.

The third phase remains to be sold at the Towncenter which is a 2.5-acre parcel of land, formerly designated as a church site, and it is under contract with a local developer for a cash payment of $1,600,000 subject to adjustments and entitlement approvals by the City of San Marcos. Closing of the third phase of the Towncenter is anticipated in June 2018.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities. This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. During the three months ended March 31, 2018, we sold three of these homes for $4,800,000. As of April 27, 2018, we have entered into agreements to sell 22 single family homes for aggregate cash proceeds of $34,600,000. These home closings are anticipated to occur during 2018.

As of March 31, 2018, the remaining land at the San Elijo Hills project to be sold or leased consists of 60 dwelling units (combined single and multi-family lots).

In April 2018, we entered into a $31,450,000 loan agreement, the proceeds of which will be used for homebuilding under the fee builder arrangement at the San Elijo Hills project. The loan is comprised of a $20,200,000 revolving component, of which no amount has been drawn to date, and a $11,200,000 non-revolving component, which was drawn at the close of the loan, proceeds of which were $10,300,000, which is net of fees, costs, and interest reserve. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 4.25%, subject to adjustment as set forth in the loan agreement, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws of the revolving component are permitted under the loan agreement and no amounts have been drawn as of the date of this filing. The loan matures on October 5, 2019, with one 6 month extension subject to certain extension conditions as set forth in the loan agreement. The loan principal will be repaid with release prices at the time of sale of each home by the purchaser.

Ashville Park Project:
There were no sales of real estate at the Ashville Park project during the three months ended March 31, 2018 and 2017.

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three months ended March 31, 2018 and 2017 is comprised of the following:

	2018		2017
	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds
Single family lots	5	$250,000	16	$710,000
Multi-family lots	—	—	—	—
Profit sharing agreements	N/A	100,000	N/A	350,000

As of April 27, 2018, we have entered into an agreement to sell 21 single family lots for $1,050,000 and 15 multi-family lots for $375,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

We have placed $1,250,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at March 31, 2018.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 183 homes at the SweetBay project. We sold eight single family homes for $2,850,000 during the first quarter of 2018. As of April 27, 2017, we have entered into agreements to sell 34 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $11,600,000 which are expected to close during 2018.

Other projects:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and were collateralized by the Rampage property. The draw period was set to expire on January 1, 2021, and the loan would have matured on January 1, 2035.  The revolving line of credit was terminated upon the sale of the Rampage property in January 2018. There was also a $3,000,000 operational line of credit available that was secured by the Rampage property’s crops and matured on January 1, 2018. No amounts were drawn under either line of credit.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At March 31, 2018, $1,400,000 was in the escrow account and is reflected as restricted cash.

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

As of March 31, 2018, we had consolidated cash and cash equivalents aggregating $114,800,000.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the regions where our business is concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Jefferies' real estate assets and investments; influence over our affairs by our principal stockholders; our ability to generate sufficient taxable income to fully realize our deferred tax asset; limitations on our business activities imposed by the terms of our indentures and our ability to finance our development projects and related business activities.  For additional information see Part I, Item 1A. Risk Factors in the 2017 10-K/A.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2017 10-K/A and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report and then concluded that our disclosure controls and procedures were effective as of March 31, 2018.  Subsequent to that evaluation, our principal executive and principal financial officers concluded that, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, our disclosure controls and procedures were not effective.

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

During the fiscal quarter ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

Our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 includes a detailed discussion of the Risk Factors applicable to us. As a result of procuring construction loans at the Village of Escaya and the San Elijo Hills project, we are updating our risk factors to reflect the following:

Our construction loan agreements require us to comply with various covenants and the failure to comply with the covenants and conditions imposed by our loan agreements could restrict future borrowing or cause our debt to become immediately due and payable.  Our loan agreements include provisions for timely payment of principal and interest and to comply with various covenants, including covenants regarding financial ratios and limitations on the number of homes that may be under construction during the term of the loan.  If we fail to make timely payment of principal and interest when due (subject to grace periods, if any) or fail to comply with covenants, we may be considered in default and the lender may cease future funding and  amounts outstanding under the loans could become immediately due and payable, which could have a material adverse impact on our consolidation financial condition.

Increasing the level of our indebtedness may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities. Prior to entering into the two construction loan agreements, our principal amount of consolidated debt was $125,300,000. Increasing our level of indebtedness may increase the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due under our loan agreements.  In addition, reliance upon debt to finance our construction costs may increase our risks related to adverse economic and/or homebuilding industry conditions and may reduce our flexibility in planning or reacting to changes in our business.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table presents information on our purchases of our common shares during the three months ended March 31, 2018:

	(a) Total number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2018 to January 31, 2018	—		$—	—	104,591
February 1, 2018 to February 28, 2018	—		$—	—	104,591
March 1, 2018 to March 31, 2018	1,286	(1)	$53.28	—	104,591
Total	1,286			—

(1) Includes an aggregate 1,286 shares repurchased other than as part of our publicly announced Board authorized repurchase program. We repurchased these securities in connection with our share compensation plans which allow participants to use shares to fund the exercise of stock options.

(2) In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of common stock.

Item 6.             Exhibits.

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

10.31	Employment Agreement dated February 28, 2018 between HomeFed Corporation and Paul J. Borden.

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: May 30, 2018	By:	/s/ Erin N. Ruhe
Erin N. Ruhe
Vice President, Treasurer and Controller
(Principal Accounting Officer)