Form 10-Q
period 2018-06-30
HOMEFED CORP
filed 2018-08-03
CIK 833795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On July 27, 2018, there were [15,477,746] outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2018 and December 31, 2017
(Dollars in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Real estate held for development	$331,706	$311,664
Real estate held for investment, net	38,470	38,022
Cash and cash equivalents	53,035	40,415
Contract assets	24,540	21,816
Restricted cash	18,720	2,685
Equity method investments	39,207	123,296
Accounts receivable, deposits and other assets	17,647	21,565
Intangible assets, net	1,789	3,005
Assets held for sale	—	8,422
Net deferred tax asset	32,885	37,057

TOTAL	$557,999	$607,947

LIABILITIES
Accounts payable and accrued liabilities	$23,564	$23,671
Below market lease contract intangibles, net	1,586	1,930
Non-refundable option payments	275	255
Liability for environmental remediation	1,452	1,452
Deferred revenue	—	1,230
Accrued interest payable	83	1,262
Other liabilities	2,328	2,564
Long-term debt, net	59,651	118,213

Total liabilities	88,939	150,577

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,477,746 and 15,474,032 shares outstanding after deducting 398,663 and 397,377 shares held in treasury	155	155
Additional paid-in capital	601,303	600,308
Accumulated deficit	(137,525)	(148,199)
Total HomeFed Corporation common shareholders' equity	463,933	452,264
Noncontrolling interest	5,127	5,106
Total equity	469,060	457,370

TOTAL	$557,999	$607,947

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended June 30, 2018 and 2017
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Sales of real estate	$18,376	$20,178	$52,374	$35,128
Contract service revenues	10,278	8,306	21,784	17,060
Rental income	5,911	6,357	11,800	12,289
Co-op marketing and advertising fees	136	127	266	237
	34,701	34,968	86,224	64,714

EXPENSES
Cost of sales	16,417	18,248	32,252	30,750
Contract service expenses	10,278	8,306	21,784	17,060
Rental operating expenses	4,366	4,101	8,574	8,219
Farming expenses	—	988	—	1,925
General and administrative expenses	5,989	4,257	11,174	8,068
Depreciation and amortization	638	915	1,495	1,852
Administrative services fees to Jefferies Financial Group Inc.	45	45	90	90
	37,733	36,860	75,369	67,964

Income (loss) from operations before income from equity method investment	(3,032)	(1,892)	10,855	(3,250)

Income from equity method investments	3,942	2,657	2,564	4,410

Income from operations	910	765	13,419	1,160

Interest and other income	161	95	269	193

Income before income taxes and noncontrolling interest	1,071	860	13,688	1,353

Income tax benefit (provision)	(415)	12,817	(4,221)	12,633

Net income	656	13,677	9,467	13,986

Net (income) loss attributable to the noncontrolling interest	(2)	5	(21)	(72)

Net income attributable to HomeFed Corporation common shareholders	$654	$13,682	$9,446	$13,914

Basic earnings per common share attributable to HomeFed Corporation common shareholders	$0.04	$0.89	$0.61	$0.90

Diluted earnings per common share attributable to HomeFed Corporation common shareholders	$0.04	$0.88	$0.61	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended June 30, 2018 and 2017
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	Additional Paid-In Capital	Accumulated Deficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2017	$154	$599,033	$(159,130)	$440,057	$6,998	$447,055

Net income			13,914	13,914	72	13,986
Share-based compensation expense		404		404		404

Balance, June 30, 2017	$154	$599,437	$(145,216)	$454,375	$7,070	$461,445

Balance January 1, 2018	$155	$600,308	$(148,199)	$452,264	$5,106	$457,370
Cumulative effect of the adoption of accounting standards			1,228	1,228		1,228
Balance January 1, 2018, as adjusted	155	600,308	(146,971)	453,492	5,106	458,598
Net income			9,446	9,446	21	9,467
Exercise of options to purchase common shares		97		97		97
Share-based compensation expense		898		898		898

Balance, June 30, 2018	$155	$601,303	$(137,525)	$463,933	$5,127	$469,060

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended June 30, 2018 and 2017
(In thousands)
(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,467	$13,986
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from equity method investments	(2,564)	(4,410)
Provision (benefit) for deferred income taxes	3,638	(8,499)
Share-based compensation expense	1,363	624
Depreciation and amortization of property, equipment and leasehold improvements	128	254
Gain on sale of Rampage property	(17,293)	—
Other amortization	2,045	2,253
Distributions from equity method investments	4,667	—
Changes in operating assets and liabilities:
Real estate, held for development	(20,512)	2,730
Real estate, held for investment	(1,001)	3,183
Contract assets/liabilities	(2,724)	2,940
Accounts receivable, deposits and other assets	4,136	(2,943)
Deferred revenue	—	(2,580)
Accounts payable and accrued liabilities	527	1,325
Accrued interest payable	(1,179)	—
Non-refundable option payments	20	—
Liability for environmental remediation	—	(3)
Income taxes payable	(292)	(3,150)
Other liabilities	(701)	(3,969)
Net cash provided by (used for) operating activities	(20,275)	1,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Rampage property	26,000	—
Investments in equity method investments	(14)	(49)
Capital distributions from equity method investments	82,000	—
Net cash provided by (used for) investing activities	107,986	(49)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	17,724	—
Payment of debt issuance costs	(1,180)	(694)
Repayment of debt	(75,697)	—
Exercise of options to purchase common shares	97	—
Net cash used for financing activities	(59,056)	(694)

Net increase in cash, cash equivalents and restricted cash	28,655	998

Cash, cash equivalents and restricted cash, beginning of period	43,100	55,812

Cash, cash equivalents and restricted cash, end of period	$71,755	$56,810

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of tax refunds	$1,175	$3,513
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating activities:
Project development costs incurred that remain payable at end of period	$15,016	$16,969

Non-cash financing activities:
Cashless exercise of stock options to purchase common shares	$69	$—

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

There is no other comprehensive income for the three and six months ended June 30, 2018 and 2017.

During the three and six months ended June 30, 2018, other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) guidance on Revenue from Contracts with Customers (the "new revenue standard"). These revenue recognition policy updates are applied prospectively in our financial statements from January 1, 2018 forward using the modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

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

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance in the first quarter of 2018. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption, we recorded a decrease of $2,000 in Net cash used for operating activities for the six months ended June 30, 2017 related to reclassifying the changes in our restricted cash balance from operating activities to the cash, cash equivalents and restricted cash balances within the Consolidated Statements of Cash Flows.

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

A summary of intangible assets is as follows (in thousands):

	June 30, 2018	December 31, 2017	Amortization (in years)
Above market lease contracts, net of accumulated amortization of $9,854 and $8,833	$1,020	$2,041	1 to 24
Lease in place value, net of accumulated amortization of $3,317 and $3,122	769	964	1 to 24
Intangible assets, net	$1,789	$3,005

Below market lease contracts, net of accumulated amortization of $4,002 and $3,658	$1,586	$1,930	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income.  Above market lease values are amortized over the remaining terms of the underlying leases, and below market lease values are amortized over the initial terms plus the terms of any below market renewal options of the underlying leases.  The estimated future amortization expense recognized in Rental income for the above market lease intangible assets is as follows: remainder of 2018 - $650,000; 2019 - $50,000; 2020 - $50,000; 2021 - $50,000; 2022 - $50,000 and thereafter - $200,000. The estimated future negative amortization expense recognized in Rental income for the below market lease intangible assets is as follows: remainder of 2018 - $(200,000); 2019 - $(250,000); 2020 - $(200,000); 2021 - $(150,000); 2022 - $(150,000) and thereafter - $(600,000).

The amortization of lease in place intangible assets is reflected in Depreciation and amortization expenses and amortized over the life of the related lease.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2018 - $100,000; 2019 - $100,000; 2020 - $100,000; 2021 - $100,000; 2022 - $50,000 and thereafter - $350,000. Amortization expense on lease in place intangible assets was $70,000 and $100,000 for the three months ended June 30, 2018 and 2017, respectively, and was $200,000 and $250,000 for the six months ended June 30, 2018 and 2017, respectively.

3.   Equity Method Investments

Otay project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, Village III Master, to own and develop an approximate 450-acre community planned for 992 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master to build and sell 948 homes within the community.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. The basis difference will be amortized as additional income for us as future real estate sales occur. Village III Master is considered a variable interest entity which we do not consolidate since we are not deemed to be the primary beneficiary (all members share joint control through a management committee). Two of our executive officers are members of the eight-member management committee designated to consider major decisions for the Village III Master. As a result of having significant influence, we accounted for it under the equity method of accounting as of December 31, 2016.

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

Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as income (loss) from equity method investments.  The recognition of our share of the investees’ results takes into account any special rights or priorities of investors and book basis differences; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses.

Summarized financial information:
At June 30, 2018 and December 31, 2017, our equity method investments are comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
BRP Holding	$4,582	$86,093
BRP Hotel	18,941	22,651
Builder LLCs	15,684	14,552
Total	$39,207	$123,296

On February 28, 2018, BRP Holding satisfied, in full, the $8,750,000 principal balance of a portion of the self-amortizing New York City Industrial Revenue Bonds, with the proceeds of a new $198,350,000 fully amortizing 23-year structured lease-back financing. Approximately $157,250,000 of the proceeds was distributed to members of which we received $82,000,000 as a BRP Holding distribution that was used, in part, to fully satisfy our outstanding preferred equity balances for BRP Holding and BRP Hotel, and $6,000,000 for the satisfaction of a receivable under the pooling agreement with BRP Leasing.

Income (losses) from equity method investments includes the following for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
BRP Holding	$897	$2,825	$(6,824)	$5,465
BRP Hotel	(46)	(94)	3,586	(981)
Builder LLCs	3,091	(74)	5,802	(74)
Total	$3,942	$2,657	$2,564	$4,410

The following table provides summarized data with respect to our equity method investments as of June 30, 2018 and 2017 and for the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017
Assets	$415,192	$326,494
Liabilities	363,044	201,389

	For the Six Months Ended June 30,
	2018	2017
Total revenues	$173,864	$59,463
Income from continuing operations before extraordinary items	23,665	9,202
Net income	23,665	9,202

4.   Debt

Construction loans:
In March 2018, we entered into construction loan agreements for $58,850,000, the proceeds of which will be used for the construction of the town center portion of the Village of Escaya known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments, approximately 20,000 square feet of retail space, and a 10,000 square foot community facility building. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws are permitted under the loan agreement once evidence of our investment into the project reaches $35,000,000, including land value. As of July 27, 2018, no amounts have been drawn under the loan. The loan matures on March 1, 2021 with one 12-month extension subject to certain extension conditions as set forth in the loan agreements.

In April 2018, we entered into a $31,450,000 loan agreement, the proceeds of which will be used for homebuilding under the fee builder arrangement at the San Elijo Hills project. The loan is comprised of a $20,200,000 revolving component, of which no amount has been drawn to date, and a $11,200,000 non-revolving component, which was drawn at the close of the loan, proceeds of which were $10,300,000, which is net of fees, costs, and interest reserve. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 4.25%, subject to adjustment as set forth in the loan agreement, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws of the revolving component are permitted under the loan agreement and no amounts have been drawn as of the date of this filing. The loan matures on October 5, 2019, with one 6-month extension subject to certain extension conditions as set forth in the loan agreement. The loan principal will be repaid with release prices, at the time of sale of each home by the purchaser. As of June 30, 2018, the principal balance outstanding was $10,050,000.

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

At June 30, 2018, we have a $53,500,000 principal amount outstanding under the EB-5 Program.

At June 30, 2018, we are in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, paydown upon sale of certain assets, collateral requirements and restricted use of proceeds.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $3,000,000 and $3,900,000 for the six months ended June 30, 2018 and 2017, respectively.

Debt is presented on the Balance Sheet net of issuance costs of $3,900,000 and $3,200,000 and debt discount of $0 and $100,000 at June 30, 2018 and December 31, 2017, respectively.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the "Tax Act"). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740"). While the initial estimated impact of the Tax Act was calculated using all available information, we anticipate modifications based on the procedures set forth under SAB 118. This process is applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, taxes are reflected in accordance with the law prior to the enactment of the Tax Act.

Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in the financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to refinement of our calculations based on updated information, changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is complex and we continue to assess the impact that various provisions will have on our business. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next several quarters, we consider the accounting for the deferred tax asset remeasurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions.

6.   Earnings Per Common Share

Basic and diluted earnings per share amounts were calculated by dividing net income by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator – net income attributable to HomeFed Corporation common shareholders	$654	$13,682	$9,446	$13,914

Denominator for basic earnings per share– weighted average shares	15,475	15,448	15,474	15,448

Restricted stock units	23	45	23	26
Stock options	7	5	4	5

Denominator for diluted earnings per share– weighted average shares	15,505	15,498	15,501	15,479

7.   Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Long-term debt:
New Notes (a)	$—	$—	$74,590	$75,470
EB-5 (b)	49,886	53,500	43,623	46,500
Construction loan (b)	9,765	10,027	—	—

(a) The fair value of the long-term debt was determined by utilizing available market data inputs that are considered level 2 inputs.  Quoted prices are available but trading is infrequent.  We utilized the available market data based on the quoted market prices to determine an average fair market value over the last 10 business days of the reporting period.

(b) The fair value approximates the principal amount of the EB-5 debt and construction loan utilizing available market data inputs that are considered level 3 inputs.

No assets or liabilities were measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017.

8.   Related Party Transactions

On March 28, 2017, our Board of Directors elected Jimmy Hallac, who is a Managing Director for Jefferies, to fill a vacancy. Jefferies executives now hold three of the seven board of director positions. Our Chairman, Joseph S. Steinberg, is a significant stockholder of Jefferies and Chairman of Jefferies' board, and one of our Directors, Brian P. Friedman, is the President and a director of Jefferies.

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

On September 27, 2017, Mr. Steinberg entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased Notes with a value of $7 million, or 9.3%, of the principal amount of the Notes issued (such purchases and redemptions, the “Affiliate Note Transactions”). Mr. Steinberg is considered to be a Related Person under our Related Person Transaction Policy. Accordingly, the Audit Committee considered the Affiliate Note Transactions and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Mr. Steinberg abstaining from the vote). Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the Old Notes and for the Notes. Jefferies Group is a wholly-owned subsidiary of Jefferies. Jefferies is our affiliate and a Related Person under our Related Person Transaction Policy (the "Policy"). Accordingly, pursuant to and in accordance with the Related Person Transaction Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Old Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Old Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies. In April 2018, we fully redeemed these Notes (see Note 4 for more information).

In addition, Mr. Cumming sold 783,889 of our shares for $31,300,000 to Jefferies in a privately negotiated transaction during March 2017. Mr. Cumming was considered to be a “Related Person” under our Policy at the time of the sale.  Accordingly, pursuant to and in accordance with the Policy and taking into account all relevant facts and circumstances, the independent Audit Committee of the Board considered the transaction and recommended to the Board the approval of the sales transaction, which was unanimously approved by the Board (with Mr. Cumming abstaining from the vote).

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

Brooklyn Renaissance Plaza:

As more fully discussed in the 2017 10-K/A, BRP Leasing holds a master lease at BRP Holding and subleases the office space to multiple tenants.  BRP Leasing is obligated to pay future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) of $2,500,000 to BRP Holding for office space for the remainder of 2018. The master lease ends October 2018 at which time leasing activities will be directly managed and handled by BRP Holding.

In the aggregate, substantially all of the office space has been sublet for amounts in excess of BRP Leasing’s contractual commitment in the underlying lease.

Jefferies:

Pursuant to an administrative services agreement, Jefferies provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 and $90,000 for each of the three and six months ended June 30, 2018 and 2017.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Jefferies under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 and $6,000, respectively, for each of the three and six months ended June 30, 2018 and 2017.

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

9.   Revenues from Contracts with Customers

The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018

Revenues from contracts with customers:
Sales of real estate	$18,376	$52,374
Contract service revenues	10,278	21,784
Co-op marketing and advertising fees	136	266
Total revenues from contracts with customers	28,790	74,424

Other revenues:
Rental income	5,911	11,800
Total revenue from other sources	5,911	11,800

Total revenues	$34,701	$86,224

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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by project for the three months ended June 30, 2018 (in thousands):

	Real Estate Segment
	Otay	San Elijo	Ashville Park	The Market Common	SweetBay	Rampage	BRP Leasing	Pacho	Total Real Estate Segment	Total Corporate Segment	Total

Revenues from contracts with customers:
Sales of real estate	$—	$12,550	$—	$450	$5,055	$—	$—	$—	$18,055	$—	$18,055
Profit participation from real estate sales	—	—	—	321	—	—	—	—	321	—	321
Contract service revenues	10,278	—	—	—	—	—	—	—	10,278	—	10,278
Co-op marketing and advertising fees	—	106	30	—	—	—	—	—	136	—	136
Total revenues from contracts with customers	10,278	12,656	30	771	5,055	—	—	—	28,790	—	28,790

Other revenues:
Rental income	—	—	—	2,556	63	—	3,282	7	5,908	3	5,911
Total revenue from other sources:	—	—	—	2,556	63	—	3,282	7	5,908	3	5,911

Total revenues:	$10,278	$12,656	$30	$3,327	$5,118	$—	$3,282	$7	$34,698	$3	$34,701

The following presents our revenues from contracts with customers disaggregated by project for the six months ended June 30, 2018 (in thousands):

	Real Estate Segment
	Otay	San Elijo	Ashville Park	The Market Common	SweetBay	Rampage	BRP Leasing	Pacho	Total Real Estate Segment	Total Corporate Segment	Total

Revenues from contracts with customers:
Sales of real estate	—	$17,354	—	$700	$7,886	$26,000	—	—	$51,940	—	$51,940
Profit participation from real estate sales	—	—	—	434	—	—	—	—	434	—	434
Contract service revenues	21,784	—	—	—	—	—	—	—	21,784	—	21,784
Co-op marketing and advertising fees	—	206	60	—	—	—	—	—	266	—	266
Total revenues from contracts with customers	21,784	17,560	60	1,134	7,886	26,000	—	—	74,424	—	74,424

Other revenues:
Rental income	—	—	—	5,087	130	—	6,563	14	11,794	6	11,800
Total revenue from other sources:	—	—	—	5,087	130	—	6,563	14	11,794	6	11,800

Total revenues:	$21,784	$17,560	$60	$6,221	$8,016	$26,000	$6,563	$14	$86,218	$6	$86,224

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

During the three and six months ended June 30, 2018, revenues related to performance obligations satisfied (or partially satisfied) in previous periods that were recognized were insignificant.

Contract Balances
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $1,000,000 and $1,300,000 at June 30, 2018 and January 1, 2018, respectively. There were no recorded impairment charges related to those receivables during the three and six months ended June 30, 2018 and no deferred revenue was recorded at June 30, 2018 and January 1, 2018, respectively.

10.  Interest and Other Income

Other income includes service income related to a utility bundling service agreement with the homeowners at the Ashville Park project. Income of $100,000 and $90,000, respectively, was recognized during the three months ended June 30, 2018 and 2017 and $190,000 and $170,000, respectively, was recognized during the six months ended June 30, 2018 and 2017.

Interest and other income includes interest income of $50,000 for the three months ended June 30, 2018 and was not significant for the three months ended June 30, 2017, and $70,000 and $10,000 for the six months ended June 30, 2018 and 2017, respectively.

11.  Real Estate Sales Activity

Rampage property:
In January 2018, we closed on the sale of the Rampage property for $26,000,000. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind exchange for tax purposes. In July 2018, we completed the 1031 like-kind exchange and acquired $13,400,000 of replacement property, primarily consisting of infrastructure improvements at the Village of Escaya project, and the remaining proceeds of $12,600,000 is no longer restricted and can be used for any business operation. We recorded a gain on the sale of approximately $17,300,000 for the six months ended June 30, 2018. The sale of Rampage property did not meet the GAAP criteria to be classified as a discontinued operation.

Otay Land project:
The grand opening at the Village of Escaya occurred in June 2017. During the six months ended June 30, 2018, 191 homes were sold through our three limited liability companies (the "Builder LLCs") which are joint ventures with three local homebuilders. We apply the equity method of accounting for the activity related to the Builder LLCs.

San Elijo Hills project:
The 48,800 square feet of commercial space in phase one and two of the Towncenter and the 12 multi-family units in phase two were sold during the first quarter of 2017 to a local developer for a cash payment of $5,800,000.

The third phase of the Towncenter is a 2.5 acre parcel of land, formerly designated as a church site. The third phase of the Towncenter is under contract with a local developer for a cash payment of $1,600,000 subject to adjustments and entitlement approvals by the City of San Marcos. Closing of the third phase of the Towncenter is expected to occur during the second half of 2018.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. Sales began during the second quarter of 2017, and we sold 8 and 11 homes for $12,550,000 and $17,350,000 during the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, we sold 9 of these homes for $13,100,000. As of July 27, 2018, we have entered into agreements to sell 22 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $36,900,000, which are expected to begin closing in the third quarter of 2018.

Ashville Park project:
There were no sales at the Ashville Park project during the three and six months ended June 30, 2018 and 2017. The entitlement effort to re-plan Villages C, D and E is currently impacted by a delay within the City of Virginia Beach. In 2014 and 2016, severe storm events caused regional flooding, and large portions of the City’s storm water management system did not perform as expected. In 2016, the City hired outside civil engineers to study the system and provide possible solutions. The study is now complete and reveals that significant improvements to the storm water management system within the City are needed. The impact of the study and related City storm water management system issues on the timing of our future development is uncertain.

The Market Common:
For the three and six months ended June 30, 2018 and 2017, we closed on sales of real estate at The Market Common as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds
Single family lots	5	$250,000	6	$270,000	10	$500,000	22	$980,000
Multi-family lots	8	200,000	8	200,000	8	200,000	8	200,000
Profit sharing agreements	N/A	300,000	N/A	400,000	N/A	400,000	N/A	750,000

As of July 27, 2018, we have entered into an agreement to sell 52 single family lots for $2,600,000 and 118 multi-family lots for $3,300,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 183 homes at the SweetBay project. We sold 13 and 21 single family homes for $5,050,000 and $7,900,000 for the three and six months ended June 30, 2018, respectively. Cost of sales of real estate was $4,700,000 and $7,450,000 for the three and six months ended June 30, 2018, respectively. We sold 13 and 32 single family homes for $5,300,000 and $11,650,000 during the three and six months ended June 30, 2017, respectively. As of July 27, 2018, we have entered into agreements to sell 44 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $14,200,000 which are expected to close in 2018 and 2019.

12. Real Estate Held for Development

In 2016, Pacific Gas & Electric ("PG&E"), an affiliate of the lessor of the Pacho Property in which we have a leasehold interest, began the process of decommissioning its Diablo Canyon Power Plant, which could take an undetermined period of time. The lessor has recently stated that it will not make any commitments on disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $17,500,000 as of June 30, 2018. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

13.  Commitments and contingencies

In May 2018, our corporate office lease was amended to add 2,240 square feet of office space and extend the lease through January 31, 2025.

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

As of June 30, 2018, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$39,600,000
San Elijo Hills project	650,000
Ashville Park project	800,000

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $1,250,000.  We placed $1,250,000 on deposit with a qualified financial institution to obtain the replacement letter of credit; such amount is reflected as restricted cash.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At June 30, 2018, $1,400,000 was in the escrow account and is classified as restricted cash.

We agreed to indemnify Jefferies for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Jefferies that was sold to a third party prior to the Acquisition.  The former subsidiary of Jefferies remains the primary obligor under the lease obligations and Jefferies agreed to indemnify the third party buyer.  The primary lease expires in October 2018 and the aggregate amount of lease obligations as of June 30, 2018 was approximately $3,400,000, which includes approximately $850,000 projected operating expenses related to the real estate.  Substantially all of the space under the primary lease has been sublet to various third-party tenants for the full length of the lease term in amounts in excess of the obligations under the primary lease.

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

14. Share-Based Compensation

1999 Stock Incentive Plan:
On August 4, 2017, options to purchase an aggregate of 7,000 shares of Common Stock were granted to the members of the Board of Directors and 136,500 shares of Common Stock were granted to employees under our 1999 Stock Incentive Plan at an exercise price of $44.00 per share, the market price per share on the grant date. Options granted become exercisable in four equal instalments starting one year from date of grant and must be exercised within five years from date of grant and will be expensed equally over the four year vesting period. As of June 30, 2018, 255,400 shares are available under the 1999 Stock Incentive Plan.

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

2014 RSU Plan:
On August 13, 2014, the Board of Directors adopted an RSU Opportunity Plan (the "2014 RSU Plan”) under which 100,000 shares of Common Stock were authorized for issuance to our executive officers. Participants were eligible for RSU awards based on satisfaction of performance criteria established by the Board of Directors in 2014. The performance period under the 2014 RSU Plan ended on December 31, 2016. The Board of Directors evaluated the participants' performance against the performance criteria and awarded an aggregate of 75,000 RSUs to the participants on March 15, 2017. Fifty percent of the RSU award under the 2014 RSU Plan vested on December 31, 2017 and settled on January 29, 2018, and the remaining fifty percent will vest on December 31, 2018, provided that the executive officer has been continuously employed by the Company through the applicable vesting date.

The 2014 RSU grant consisted of two settlement features: (1) 22,500 RSUs remain to be settled through the issuance of shares of Common Stock within 30 days of the vesting date; this component is classified as an equity award. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. Stock compensation expense for this component of the award was $250,000 and $300,000 for the three months ended June 30, 2018 and 2017, respectively and $500,000 and $350,000 for the six months ended June 30, 2018 and 2017, respectively. (2) 15,000 RSUs remain to be settled in cash based on the average closing price over a period of ten trading days immediately preceding the date of declaration which must occur within thirty days of the vesting date. This component is classified as a liability award, which requires us to measure the fair value of the award at the end of each reporting period. Using a fair value approach, stock compensation expense for this component of the award was $200,000 for the each of the three months ended June 30, 2018 and 2017, and $450,000 and $230,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Certain information concerning our segments for the three and six months ended June 30, 2018 and 2017 is presented in the following table (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Real estate	$34,698	$34,965	$86,218	$64,708
Corporate	3	3	6	6
Total consolidated revenues	$34,701	$34,968	$86,224	$64,714

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$4,482	$4,685	$20,748	$8,825
Farming	—	(1,107)	—	(2,159)
Corporate	(3,411)	(2,718)	(7,060)	(5,313)
Total consolidated income from continuing operations before income taxes and noncontrolling interest	$1,071	$860	$13,688	$1,353

Depreciation and amortization expenses:
Real estate	$621	$820	$1,461	$1,671
Farming	—	80	—	152
Corporate	17	15	34	29
Total consolidated depreciation and amortization expenses	$638	$915	$1,495	$1,852

Identifiable assets employed:		June 30, 2018	December 31, 2017
Real estate		$498,823	$538,636
Farming		—	9,925
Corporate		59,176	59,386
Total consolidated assets		$557,999	$607,947

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

Certain information concerning our segments for the three and six months ended June 30, 2018 and 2017 is presented in the following table (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Real estate	$34,698	$34,965	$86,218	$64,708
Corporate	3	3	6	6
Total consolidated revenues	$34,701	$34,968	$86,224	$64,714

Income (loss) from continuing operations before income taxes and nonconrolling interest:
Real estate	$4,482	$4,685	$20,748	$8,825
Farming	—	(1,107)	—	(2,159)
Corporate	(3,411)	(2,718)	(7,060)	(5,313)
Total consolidated income from continuing operations before income taxes and noncontrolling interest	$1,071	$860	$13,688	$1,353

Real Estate

Rampage property:

In January 2018, we closed on the sale of the Rampage property for $26,000,000 which is reflected in Sales of real estate. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind exchange for tax purposes. In July 2018, we completed the 1031 like-kind exchange and acquired $13,400,000 of replacement property, primarily consisting of infrastructure improvements at the Village of Escaya project, and the remaining proceeds of $12,600,000 is no longer restricted and can be used for any business operation. We recorded a gain on the sale of approximately $17,300,000. The sale of Rampage property did not meet the GAAP criteria to be classified as a discontinued operation.

Prior to the sale, Rampage property was classified under the Farming segment. For 2017 activity, please refer to the Farming segment below.

Otay Land Project:

We own approximately 4,450 acres of land within the Otay Ranch community. Approximately 2,800 acres are designated as various qualities of non-developable open space mitigation land. We refer to all of our acreage as our Otay Land project, which is currently approved for approximately 13,050 residential units and 1.85 million square feet of commercial space. The Otay Land project is in the early stages of development and additional permits are in process. Development will occur in phases, or by village. We are currently developing in the first of five villages (village three, now known as the Village of Escaya). The Village of Escaya community has 27 model homes currently available for viewing.

There were no sales of real estate at the Otay Land project during the three and six months ended June 30, 2018 and 2017 except for sales at the Village of Escaya that are accounted for under the equity method of accounting which is discussed below.

Contract service revenues and expenses were $10,300,000 and $8,300,000, respectively, for the three months ended June 30, 2018 and 2017 and were $21,800,000 and $17,050,000, respectively, for the six months ended June 30, 2018 and 2017. Under our agreements, we are responsible for the remaining cost of developing the community infrastructure but we also are entitled to receive up to $78,600,000 as reimbursement of development costs as the sale of homes occur at the Village of Escaya. However, we are also responsible for any costs in excess of this limit to complete the community infrastructure.

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

General and administrative expenses increased by $50,000 for the three months ended June 30, 2018 as compared to the same periods in 2017 due to an $100,000 increase in legal expenses, a $50,000 increase in marketing expansion of the EB-5 program to additional countries and a $50,000 increase in professional fees related to the EB-5 program. Marketing expenses also decreased by $150,000 related to the grand opening in 2017 at the Village of Escaya.

General and administrative expenses increased by $50,000 for the six months ended June 30, 2018 as compared to the same period in 2017 due to an $150,000 increase in marketing expansion of the EB-5 program to additional countries, a $100,000 increase in legal expenses and a $100,000 increase in professional fees related to the EB-5 program. Marketing expenses also decreased by $300,000 related to the grand opening in 2017 at the Village of Escaya.

Income from equity method investments include $3,100,000 and $5,800,000 related to the sales activity of the Builders LLCs for the three and six months ended June 30, 2018, respectively. Losses from equity method investments include $70,000 related to the sales activity of the Builder LLCs for the three and six months ended June 30, 2017, respectively.

Home closings began during the first quarter of 2018, and 132 and 191 homes were sold during the three and six months ended June 30, 2018.

San Elijo Hills Project:

We own 85% of and serve as the development manager for San Elijo Hills, a master-planned community in San Diego County, California, consisting of about 3,500 homes and apartments and a commercial and residential Towncenter.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. Sales began during the second quarter of 2017, and we sold 8 and 11 homes for $12,550,000 and $17,350,000 during the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, we sold 9 of these homes for $13,100,000. As of July 27, 2018, we also have 22 homes under contract for aggregate proceeds of $36,900,000, which are expected to begin closing in the third quarter of 2018.

Through June 30, 2018, we have sold 3,411 of the total of 3,463 single family lots and multi-family units and have an agreement in place with a homebuilder to construct and sell on our behalf, for a fee, homes on the remaining 38 single family lots.

Cost of sales were $11,350,000 and $15,500,000 for the three and six months ended June 30, 2018, respectively, and $12,200,000 for the 2017 periods.

Prior to the new revenue standard adopted on January 1, 2018, a portion of the revenue from sales of real estate was deferred and was recognized as revenues upon the completion of certain improvements, including costs related to common areas, we were obligated to make to lots sold under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $1,000,000 and $2,800,000, respectively, for the three and six months ended June 30, 2017. Cost of sales of real estate was $650,000 and $1,600,000, respectively, for the three and six months ended June 30, 2017.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

We recorded co-op marketing and advertising fee revenue of approximately $100,000 and $80,000 for the three months ended June 30, 2018 and 2017, respectively, and $200,000 and $150,000 for the six months ended June 30, 2018 and 2017, respectively. We record these fees pursuant to contractual agreements, which are generally recorded over the term of the master marketing program that relates to the builder's home selling period, and the fees are based upon a fixed percentage of the homes' selling price.

The Towncenter consists of three phases. The first and second phases, which include a total of 48,800 square feet of commercial space and 12 multi-family units, were sold during the first quarter of 2017 to a local developer for a cash payment of $5,800,000. Revenue of $5,800,000 was recognized at the time of sale, and cost of sales aggregated $4,700,000. The third phase of the Towncenter is a 2.5 acre parcel of land and is under contract with a local developer for a cash payment of $1,600,000 subject to adjustments and entitlement approvals by the City of San Marcos. Closing of the third phase of the Towncenter is expected to occur during the second half of 2018.

General and administrative expenses increased by $50,000 and $100,000 for the three and six months ended June 30, 2018 as compared to the same periods in 2017 primarily due to increased marketing efforts to promote the homes available for sale.

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

There were no sales of residential lots at the Ashville Park project during the three and six months ended June 30, 2018 and 2017.

Prior to the new revenue standard adopted on January 1, 2018, a portion of the revenue from sales of real estate was deferred and was recognized as revenues upon the completion of certain improvements we were obligated to make to lots sold, including costs related to common areas, under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $0 and $20,000, respectively, for the three and six months ended June 30, 2017. Cost of sales of real estate was $0 and $10,000, respectively, for the three and six months ended June 30, 2017.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

We recorded co-op marketing and advertising fee revenue of approximately $30,000 and $50,000 for the three months ended June 30, 2018 and 2017, respectively, and $60,000 and $90,000 for the six months ended June 30, 2018 and 2017, respectively. We record these fees pursuant to contractual agreements, which are generally recorded over the term of the master marketing program that relates to the builder's home selling period, and the fees are based upon a fixed percentage of the homes’ selling price.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $0 and $20,000 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $50,000 for the six months ended June 30, 2018 and 2017, respectively.

The Market Common:

The Market Common is a 114 acre mixed-use retail, office and residential lifestyle center, including adjacent land for future commercial and residential development. It includes retail and office space, as well as long term apartments, all of which are about 90% leased.

For the three and six months ended June 30, 2018 and 2017, the rental activity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Rental income	$2,550,000	$3,050,000	$5,100,000	$5,700,000
Amortization of lease intangibles included in rental income	(50,000)	(100,000)	(200,000)	(200,000)
Adjustment for straight-line rental income	(50,000)	(30,000)	(100,000)	(60,000)

Rental operating expenses	$1,250,000	$1,100,000	$2,350,000	$2,250,000

For the three and six months ended June 30, 2018 and 2017, we have closed on sales of real estate as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds
Single family lots	5	$250,000	6	$270,000	10	$500,000	22	$980,000
Multi-family lots	8	200,000	8	200,000	8	200,000	8	200,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $300,000 and $400,000 for the three months ended June 30, 2018 and 2017, respectively, and $400,000 and $750,000 for the six months ended June 30, 2018 and 2017, respectively.

As of July 27, 2018, we have entered into an agreement to sell 52 single family lots for $2,600,000 and 118 multi-family lots for $3,300,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

Depreciation and amortization expenses decreased by $200,000 for the three and six month 2018 periods versus the same periods in 2017 due to the runoff of certain depreciable and amortizable assets during the second quarter of 2018.

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

We sold 13 and 21 single family homes for $5,050,000 and $7,900,000 for the three and six months ended June 30, 2018, respectively. We sold 13 and 32 single family homes for $5,300,000 and $11,650,000 during the three and six months ended June 30, 2017, respectively.

Cost of sales of real estate was $4,700,000 and $7,450,000 for the three and six months ended June 30, 2018, respectively. Cost of sales of real estate was $5,100,000 and $11,300,000 during the three and six months ended June 30, 2017, respectively.

As of July 27, 2018, we have entered into agreements to sell 44 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $14,200,000 which are expected to close in 2018 and 2019.

General and administrative expenses increased by $450,000 and $500,000 for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 primarily due to a $400,000 and $450,000 increase in marketing efforts related to the release of additional homes available for sale and expanding advertising efforts to a broader market, respectively, and $50,000 of increased professional fees for advice on product positioning for both periods.

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

In 2016, PG&E began the process of decommissioning its nearby Diablo Canyon Power Plant, which could take an undetermined period of time. The lessor has recently stated that it will not make any commitments on land disposition of certain lands, including the Pacho Property, until PG&E’s recommendations for decommissioning the Diablo Canyon Power Plant have been considered by the California Public Utility Commission as part of PG&E’s decommissioning plan. We are cooperating with PG&E during their public review process regarding disposition of the lands and are continuing to pursue fee title to the Pacho Property, which we acquired in the Acquisition and which is currently held for development as a leasehold interest with a book value of $17,500,000 as of June 30, 2018. If we are unable to obtain fee title to the property in a reasonable period of time, we may not develop the property and an impairment of the asset may be taken.

General administration expenses increased by $50,000 and $100,000 for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 due to increased legal fees.

Fanita Ranch:

The Fanita Ranch property is a 2,600-acre parcel of vacant land located in Santee,California. The City of Santee is located at the intersection of SR125 and SR52 in East San Diego County, about a 30 minute drive from downtown San Diego. We acquired the property in 2011 with the intention of completing the necessary entitlements to develop the property as a master-planned community.

General and administrative expenses increased by $550,000 and $600,000 for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 primarily due to a $350,000 and $400,000 increase in professional fees for community relations within Santee, respectively, and $200,000 of increased legal expenses related to the settlement of a storm water issue.

Brooklyn Renaissance Plaza and Hotel:

Brooklyn Renaissance Plaza is comprised of a 665 room hotel operated by Marriott, an approximately 850,000 square foot office building complex and an 888 space parking garage located in Brooklyn, New York. We own a 25.80% equity interest in the hotel and a 61.25% equity interest in the office building and garage.

The recognition of our share of the investees’ results takes into account the special rights and priorities of investors and book basis differences; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses, and additionally, amortizing the difference between the fair value of the assets at the date of acquisition and the historical book basis over the remaining useful life of each asset, to calculate our share of the investment. Since we employ a balance sheet approach and our assets and liabilities were assigned fair values at time of acquisition as a result of purchase accounting, our equity pick up can vastly differ from the investee’s statements of income.

Income (losses) from equity method investments include income of $900,000 and $2,850,000, respectively, at BRP Holding for the three months ended June 30, 2018 and 2017 and income (loss) of ($6,800,000) and $5,450,000, respectively, at BRP Holding for the six months ended June 30, 2018 and 2017.

Income (losses) from equity method investments were not significant at BRP Hotel for the three months ended June 30, 2018 and 2017 and income (loss) of $3,600,000 and ($1,000,000), respectively, at BRP Hotel for the six months ended June 30, 2018 and 2017.

BRP Leasing:

BRP leasing is the indirect obligor under a lease through October 2018 of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018.
For the three and six months ended June 30, 2018 and 2017, the rental activity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Rental income	$3,300,000	$3,250,000	$6,550,000	$6,350,000
Amortization of lease intangibles included in rental income	400,000	400,000	850,000	800,000
Adjustment for straight-line rental income	100,000	100,000	200,000	200,000

Rental operating expenses	$3,100,000	$3,000,000	$6,250,000	$5,950,000

Farming

Rampage Property:

The Rampage property was an approximately 1,650 acre grape vineyard and almond orchard located in southern Madera County, California. Farming revenues were generally recognized during the second half of the year when the crop is harvested and sold.

Depreciation and amortization expenses decreased by $50,000 and $100,000 for the three and six month 2018 periods versus the same periods in 2017 due to the sale of the Rampage property in January 2018.

Corporate

General and administrative expenses increased by $600,000 during the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to increases in professional fees, compensation and benefits expense, legal expenses and stock compensation.  Professional fees increased by $250,000 for additional costs associated with restating prior period financial statements and additional tax planning services and $50,000 for investigation of potential new business transactions. Legal fees increased by $100,000 related to the investigation of potential real estate opportunities. Compensation and benefits increased by $150,000 related to higher headcount and increased estimated bonus expense. Stock compensation increased by $50,000 related to the grant of RSUs to executive officers in March 2017 and the employee and director stock option grants on August 4, 2017 (see Note 14 for more information).

General and administrative expenses increased by $1,800,000 during the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to increases in stock compensation, compensation and benefits expense, professional fees and legal expenses.  Stock compensation increased by $750,000 related to the grant of RSUs to executive officers in March 2017 and the employee and director stock option grants on August 4, 2017 (see Note 14 for more information). Compensation and benefits increased by $400,000 related to higher headcount and increased estimated bonus expense. Professional fees increased by $300,000 for additional costs associated with restating prior period financial statements and additional tax planning services and $100,000 for investigation of potential new business transactions. Legal fees increased by $250,000 related to the investigation of potential real estate opportunities.

For the three and six months ended June 30, 2018, our provision for income taxes was $400,000 and $4,200,000, respectively, representing an effective tax rate of 38.7% and 30.8%, respectively. For the three and six months ended June 30, 2017, our benefit for income taxes was $12,800,000 and $12,650,000, respectively. During the second quarter of 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, we recognized an income tax benefit of $13,200,000 in our consolidated results of operations.

Liquidity and Capital Resources

Net cash of $20,275,000 was used for and $1,750,000 was provided by operating activities during the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties. Real estate development ramped up during 2018 at The Village of Escaya and the San Elijo Hills project as infrastructure improvements progressed and as more homes were under construction and completed for sale. For the six months ended June 30, 2017, we collected an excess of $2,950,000 of cash from the Builders LLC between what was earned from contract services and what we actually received.

Net cash of $108,000,000 was provided by investing activities during the six months 2018 period consisting of a distribution of $82,000,000 from BRP Holding related to mortgage refinancing that was used to fully satisfy our outstanding preferred equity balances for BRP Holding and BRP Hotel. We also received proceeds from the sale of Rampage property of $26,000,000.

Net cash of $59,050,000 was used for financing activities during the six month 2018 period related to the reduction of debt of $75,700,000 and the payment of debt issuances costs of $1,200,000 on the Senior Notes. Net cash provided by financing activities also include the issuance of $17,700,000 principal amount of debt under the EB-5 program and at the San Elijo Hills project during the six month 2018 period.

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

The grand opening of the Village of Escaya occurred in June 2017, and home sales began in January 2018. As of July 27, 2018, 195 homes were sold, and 177 homes are under contract.

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

At June 30, 2018, we had a $53,500,000 principal amount outstanding under the EB-5 Program. In July 2018, we withdrew $38,500,000 under the EB-5 Program and we have $8,500,000 in escrow which cannot be drawn until certain provisions (such as filing of Investor I-526, investor suitability and source of funds) are satisfied.

San Elijo Hills Project:
The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. During 2017, the 48,800 square feet of commercial space in phases one and two of the Towncenter and the 12 multi-family units in phase two were sold to a local developer for a cash payment of $5,800,000.

The third phase remains to be sold at the Towncenter which is a 2.5-acre parcel of land, formerly designated as a church site, and it is under contract with a local developer for a cash payment of $1,600,000 subject to adjustments and entitlement approvals by the City of San Marcos. Closing of the third phase of the Towncenter is expected to occur during the second half of 2018.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities. This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. Sales began during the second quarter of 2017, and we sold 8 and 11 homes for $12,550,000 and $17,350,000 during the three and six months ended June 30, 2018, respectively. As of July 27, 2018, we have entered into agreements to sell 22 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $36,900,000, which are expected to begin closing in the third quarter of 2018.

As of June 30, 2018, the remaining land at the San Elijo Hills project to be sold or leased consists of 52 dwelling units (combined single and multi-family lots).

In April 2018, we entered into a $31,450,000 loan agreement, the proceeds of which will be used for homebuilding under the fee builder arrangement at the San Elijo Hills project. The loan is comprised of a $20,200,000 revolving component, of which no amount has been drawn to date, and a $11,200,000 non-revolving component, which was drawn at the close of the loan, proceeds of which were $10,300,000, which is net of fees, costs, and interest reserve. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 4.25%, subject to adjustment as set forth in the loan agreement, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws of the revolving component are permitted under the loan agreement and no amounts have been drawn as of the date of this filing. The loan matures on October 5, 2019, with one 6 month extension subject to certain extension conditions as set forth in the loan agreement. The loan principal will be repaid with release prices at the time of sale of each home by the purchaser. As of June 30, 2018, the principal balance outstanding was $10,050,000.

Ashville Park Project:
There were no sales of real estate at the Ashville Park project during the three and six months ended June 30, 2018 and 2017.

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three and six months ended June 30, 2018 and 2017 is comprised of the following:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds
Single family lots	5	$250,000	6	$270,000	10	$500,000	22	$980,000
Multi-family lots	8	200,000	8	200,000	8	200,000	8	200,000
Profit sharing agreements	N/A	300,000	N/A	400,000	N/A	400,000	N/A	750,000

As of July 27, 2018, we have entered into an agreement to sell 52 single family lots for $2,600,000 and 118 multi-family lots for $3,300,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

We have placed $1,250,000 on deposit with a qualified financial institution to obtain a letter of credit for the City of Myrtle Beach in connection with The Market Common; such amount is reflected as restricted cash at June 30, 2018.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 183 homes at the SweetBay project.

We sold 13 and 21 single family homes for $5,050,000 and $7,900,000 for the three and six months ended June 30, 2018, respectively. As of July 27, 2018, we have entered into agreements to sell 44 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $14,200,000 which are expected to close in 2018.

Rampage property:
In July 2018, we completed the 1031 like-kind exchange and acquired $13,400,000 of replacement property, primarily consisting of infrastructure improvements at the Village of Escaya project, and the remaining proceeds of $12,600,000 is no longer restricted and can be used for any business operation.

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

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At June 30, 2018, $1,400,000 was in the escrow account and is reflected as restricted cash.

Other liquidity information:
Option payments are non-refundable if we fulfill our obligations under the agreements and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should we fulfill our obligations under the agreements within the specified timeframes and the purchasers decide not to close, our recourse will be primarily limited to retaining the option payments.

As of June 30, 2018, we had consolidated cash and cash equivalents aggregating $53,050,000.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of June 30, 2018 with the exception of the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.

The control deficiency related to the inadequate design of the control specific to complex revenue transactions that involve our equity method investments where there is both an obligation to perform further development combined with an unusual development pattern where costs and profits are difficult to reasonably estimate.
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

During the fiscal quarter ended June 30, 2018, there were no changes in our internal control over financial reporting
(as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

Our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 includes a detailed discussion of the Risk Factors applicable to us. As a result of procuring construction loans at the Village of Escaya and the San Elijo Hills project, we updated our risk factors to reflect the following:

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

Item 6.             Exhibits.

See Exhibit Index.

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

101
Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: August 3, 2018	By:	/s/ Erin N. Ruhe
Erin N. Ruhe
Vice President, Treasurer and Controller
(Principal Accounting Officer)