Form 10-Q
period 2018-09-30
HOMEFED CORP
filed 2018-11-08
CIK 833795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 26, 2018, there were 15,477,746 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2018 and December 31, 2017
(Dollars in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Real estate held for development	$320,671	$311,664
Real estate held for investment, net	38,184	38,022
Cash and cash equivalents	100,899	40,415
Contract assets	23,333	21,816
Restricted cash	1,401	2,685
Equity method investments	39,485	123,296
Accounts receivable, deposits and other assets	17,057	21,565
Intangible assets, net	1,263	3,005
Assets held for sale	—	8,422
Net deferred tax asset	35,991	37,057

TOTAL	$578,284	$607,947

LIABILITIES
Accounts payable and accrued liabilities	$32,359	$23,671
Below market lease contract intangibles, net	1,466	1,930
Non-refundable option payments	25	255
Liability for environmental remediation	1,452	1,452
Deferred revenue	—	1,230
Accrued interest payable	57	1,262
Other liabilities	2,706	2,564
Long-term debt, net	84,823	118,213

Total liabilities	122,888	150,577

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,477,746 and 15,474,032 shares outstanding after deducting 398,663 and 397,377 shares held in treasury	155	155
Additional paid-in capital	601,666	600,308
Accumulated deficit	(149,955)	(148,199)
Total HomeFed Corporation common shareholders' equity	451,866	452,264
Noncontrolling interest	3,530	5,106
Total equity	455,396	457,370

TOTAL	$578,284	$607,947

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended September 30, 2018 and 2017
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Sales of real estate	$21,400	$7,980	$73,774	$43,108
Contract service revenues	7,768	8,584	29,552	25,644
Rental income	5,996	5,877	17,796	18,166
Farming revenues	—	3,411	—	3,411
Co-op marketing and advertising fees	119	157	385	394
	35,283	26,009	121,507	90,723

EXPENSES
Cost of sales	16,255	7,609	48,507	38,359
Contract service expenses	7,768	8,584	29,552	25,644
Provision for losses on real estate	18,184	—	18,184	—
Rental operating expenses	4,338	4,422	12,912	12,641
Farming expenses	—	1,179	—	3,104
General and administrative expenses	5,415	4,533	16,589	12,601
Depreciation and amortization	596	927	2,091	2,779
Administrative services fees to Jefferies Financial Group Inc.	45	45	135	135
	52,601	27,299	127,970	95,263

Loss from operations before income from equity method investments	(17,318)	(1,290)	(6,463)	(4,540)

Income from equity method investments	284	2,278	2,848	6,688

Income (loss) from operations	(17,034)	988	(3,615)	2,148

Interest and other income	161	102	430	295

Income (losses) before income taxes and noncontrolling interest	(16,873)	1,090	(3,185)	2,443

Income tax benefit (provision)	2,846	(619)	(1,375)	12,014

Net income (loss)	(14,027)	471	(4,560)	14,457

Net (income) loss attributable to the noncontrolling interest	1,597	(1)	1,576	(73)

Net income (loss) attributable to HomeFed Corporation common shareholders	$(12,430)	$470	$(2,984)	$14,384

Basic and diluted earnings (losses) per common share attributable to HomeFed Corporation common shareholders	$(0.80)	$0.03	$(0.19)	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended September 30, 2018 and 2017
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	AdditionalPaid-In Capital	AccumulatedDeficit	Subtotal	Noncontrolling Interest	Total
Balance, January 1, 2017	$154	$599,033	$(159,130)	$440,057	$6,998	$447,055

Net income			14,384	14,384	73	14,457
Distributions to noncontrolling interests					(1,950)	(1,950)
Exercise of options to purchase common shares, including excess tax benefit	1	22		23		23
Share-based compensation expense		810		810		810

Balance, September 30, 2017	$155	$599,865	$(144,746)	$455,274	$5,121	$460,395

Balance January 1, 2018	$155	$600,308	$(148,199)	$452,264	$5,106	$457,370
Cumulative effect of the adoption of accounting standards			1,228	1,228		1,228
Balance January 1, 2018, as adjusted	155	600,308	(146,971)	453,492	5,106	458,598
Net loss			(2,984)	(2,984)	(1,576)	(4,560)
Exercise of options to purchase common shares		97		97		97
Share-based compensation expense		1,261		1,261		1,261

Balance, September 30, 2018	$155	$601,666	$(149,955)	$451,866	$3,530	$455,396

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2018 and 2017
(In thousands)
(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,560)	$14,457
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Income from equity method investments	(2,848)	(6,688)
Provision (benefit) for deferred income taxes	532	(6,209)
Provision for losses on real estate	18,184	—
Share-based compensation expense	1,891	1,218
Depreciation and amortization of property, equipment and leasehold improvements	179	384
Gain on sale of Rampage property	(17,293)	—
Other amortization	2,956	3,380
Loss on extinguishment of debt	235	331
Distributions from equity method investments	7,561	—
Development costs in excess of Cost Cap	(2,893)	—
Changes in operating assets and liabilities:
Real estate, held for development	(20,909)	(5,210)
Real estate, held for investment	(1,000)	3,182
Contract assets/liabilities	(1,517)	(5,644)
Accounts receivable, deposits and other assets	4,131	(2,983)
Deferred revenue	—	(2,870)
Accounts payable and accrued liabilities	2,491	1,028
Accrued interest payable	(1,205)	38
Non-refundable option payments	(230)	230
Liability for environmental remediation	—	(3)
Income taxes payable	118	(4,646)
Other liabilities	(488)	(3,797)
Net cash used for operating activities	(14,665)	(13,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Rampage property	26,000	—
Investments in equity method investments	(9)	(67)
Capital distributions from equity method investments	82,000	—
Net cash provided by (used for) investing activities	107,991	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	56,312	100,000
Payment of debt issuance costs	(4,723)	(797)
Repayment of debt	(85,812)	(103,145)
Exercise of options to purchase common shares	97	23
Net cash used for financing activities	(34,126)	(3,919)

Net increase (decrease) in cash, cash equivalents and restricted cash	59,200	(17,788)

Cash, cash equivalents and restricted cash, beginning of period	43,100	55,812

Cash, cash equivalents and restricted cash, end of period	$102,300	$38,024

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of tax refunds	$1,175	$3,513
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating activities:
Project development costs incurred that remain payable at end of period	$21,243	$15,398

Non-cash financing activities:
Cashless exercise of stock options to purchase common shares	$69	$—
Dividends declared but not yet paid	—	1,950
Debt issuance costs incurred but not paid yet	1,258	1,350

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

There is no other comprehensive income for the three and nine months ended September 30, 2018 and 2017.

During the three and nine months ended September 30, 2018, other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) guidance on Revenue from Contracts with Customers (the "new revenue standard"). These revenue recognition policy updates are applied prospectively in our financial statements from January 1, 2018 forward using the modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

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

See Accounting Developments - Adopted Accounting Standards below and Note 9 for further information.

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

• Real estate sales revenues - variable. Revenues under real estate contracts with customers that are associated with price or profit participation were historically recognized as participation thresholds were met by the customer.  Under the new revenue standard, revenue from these activities is recognized at a point in time when the related transaction is complete, performance obligations by us have been met, and only to the extent it is probable that a significant reversal in the estimated amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved.

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

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance in the first quarter of 2018. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption, we recorded an increase of $30,000 in Net cash used for operating activities for the nine months ended September 30, 2017 related to reclassifying the changes in our restricted cash balance from operating activities to the cash, cash equivalents and restricted cash balances within the Consolidated Statements of Cash Flows.

Accounting Developments- Accounting Standards to be Adopted in Future Periods

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of the remaining rental payments. A significant portion of the population of contracts that will be subject to recognition on our Consolidated Statements of Financial Condition have been identified; however, their initial measurement still remains under evaluation. We are currently modifying our lease accounting systems to enable us to comply with the accounting requirements of this guidance. Lessor accounting will remain substantially similar to current accounting policies for leases. However, leasing costs that are currently eligible to be capitalized as initial direct costs will be immediately expensed under the new guidance. In July 2018, the FASB issued additional guidance on leases which allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. The Company continues to evaluate the impact of adoption, including the election of certain practical expedients, on the Company’s financial position and/or results of operations. The guidance is effective for annual and interim periods beginning after December 15, 2018. We plan on adopting the lease standard in the first quarter of 2019 with a cumulative-effect adjustment to opening retained earnings in the period of adoption.

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

A summary of intangible assets is as follows (in thousands):

	September 30, 2018	December 31, 2017	Amortization (in years)
Above market lease contracts, net of accumulated amortization of $10,341 and $8,833	$533	$2,041	1 to 24
Lease in place value, net of accumulated amortization of $3,356 and $3,122	730	964	1 to 24
Intangible assets, net	$1,263	$3,005

Below market lease contracts, net of accumulated amortization of $4,122 and $3,658	$1,466	$1,930	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income.  Above market lease values are amortized over the remaining terms of the underlying leases, and below market lease values are amortized over the initial terms plus the terms of any below market renewal options of the underlying leases.  The estimated future amortization expense recognized in Rental income for the above market lease intangible assets is as follows: remainder of 2018 - $150,000; 2019 - $50,000; 2020 - $50,000; 2021 - $50,000; 2022 - $50,000 and thereafter - $200,000. The estimated future negative amortization expense recognized in Rental income for the below market lease intangible assets is as follows: remainder of 2018 - $(100,000); 2019 - $(250,000); 2020 - $(200,000); 2021 - $(150,000); 2022 - $(150,000) and thereafter - $(600,000).

The amortization of lease in place intangible assets is reflected in Depreciation and amortization expenses and amortized over the life of the related lease.  The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2018 - $50,000; 2019 - $100,000; 2020 - $100,000; 2021 - $100,000; 2022 - $50,000 and thereafter - $350,000. Amortization expense on lease in place intangible assets was $50,000 and $100,000 for the three months ended September 30, 2018 and 2017, respectively, and was $250,000 and $400,000 for the nine months ended September 30, 2018 and 2017, respectively.

3.   Equity Method Investments

Otay project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, HomeFed Village III Master, LLC ("Village III Master"), to own and develop an approximate 450-acre community planned for 992 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master to build and sell 948 homes within the community.  We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. Village III Master is considered a variable interest entity which we do not consolidate since we are not deemed to be the primary beneficiary (all members share joint control through a management committee). Two of our executive officers were members of the eight-member management committee designated to consider major decisions for the Village III Master. As a result of having significant influence, we accounted for it under the equity method of accounting as of December 31, 2016.

In January 2017, we recorded the final map that subdivided the approximately 450-acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the Village of Escaya. We formed three limited liability companies (each a “Builder LLC”) to own and develop 948 homes within Escaya and entered into individual operating agreements with each of the three builders as members of each Builder LLC.  Upon admittance of the three builders into their respective Builder LLC, each of the three builders withdrew as members of Village III Master, which is now a wholly owned subsidiary of HomeFed Corporation.  On January 5, 2017, we made an aggregate capital contribution valued at $20,000,000 of unimproved land and $13,200,000 of completed infrastructure improvements to the three Builder LLCs, representing land and completed improvement value at inception of the Builder LLCs.  In addition to the $30,000,000 contribution made by the builders, as mentioned above, and $2,250,000 of capitalizable land improvements, the builders made an additional cash contribution of $20,000,000 in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us. Although each of the three Builder LLCs is considered a variable interest entity, we do not consolidate any of them since we are not deemed to be the primary beneficiary as we share joint control with each Builder LLC through a management committee and we lack authority over establishing home sales prices and accepting offers.

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC. Additionally, we are responsible for the remaining cost of developing the community infrastructure with funding guaranteed by us under the respective operating agreements for which we received a capital credit of $78,600,000 ("Cost Cap"), and we are responsible for any costs in excess of this limit to complete the community infrastructure.  During the third quarter of 2018, the cost of infrastructure improvements in the Village of Escaya that is attributable to the Builder LLCs exceeded the Cost Cap by $2,900,000, and we expect to incur additional costs until we complete our infrastructure obligations. The builders are responsible for the construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

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

Summarized financial information:
Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as income (loss) from equity method investments.  The recognition of our share of the investees’ results takes into account any special rights or priorities of investors and book basis differences; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses. Under the equity method of accounting related to the Builder LLCs, we also consider any costs in excess of the Cost Cap since we don't receive an incremental claim to additional capital for the Builder LLCs.

At September 30, 2018 and December 31, 2017, our equity method investments are comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
BRP Holding	$5,574	$86,093
BRP Hotel	18,227	22,651
Builder LLCs	15,684	14,552
Total	$39,485	$123,296

On February 28, 2018, BRP Holding satisfied, in full, the $8,750,000 principal balance of a portion of the self-amortizing New York City Industrial Revenue Bonds, with the proceeds of a new $198,350,000 fully amortizing 21-year structured lease-back financing. Approximately $157,250,000 of the proceeds was distributed to members of which we received $82,000,000 as a BRP Holding distribution that was used, in part, to fully satisfy our outstanding preferred equity balances for BRP Holding and BRP Hotel, and $6,000,000 for the satisfaction of a receivable under the pooling agreement with BRP Leasing.

Income (losses) from equity method investments includes the following for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
BRP Holding	$992	$2,921	$(5,832)	$8,386
BRP Hotel	(708)	(343)	2,878	(1,324)
Builder LLCs	—	(300)	5,802	(374)
Total	$284	$2,278	$2,848	$6,688

The following table provides summarized data with respect to our equity method investments as of September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017
Assets	$421,791	$350,860
Liabilities	364,171	200,263

	For the nine months ended September 30,
	2018	2017
Total revenues	$248,407	$90,267
Income from continuing operations before extraordinary items	32,163	14,145
Net income	32,163	14,145

4.   Debt

Construction loans:
In March 2018, we entered into construction loan agreements for $58,850,000, the proceeds of which will be used for the construction of the town center portion of the Village of Escaya known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments, approximately 20,000 square feet of retail space, and a 10,000 square foot community facility building. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws are permitted under the loan agreement once evidence of our investment into the project reaches $35,000,000, including land value. As of October 26, 2018, no amounts have been drawn under the loan. The loan matures on March 1, 2021 with one 12-month extension subject to certain extension conditions as set forth in the loan agreements.

In April 2018, we entered into a $31,450,000 loan agreement, the proceeds of which were used for homebuilding under the fee builder arrangement at the San Elijo Hills project. The loan was comprised of a $20,200,000 revolving component and a $11,200,000 non-revolving component, which was drawn at the close of the loan, proceeds of which were $10,300,000, which is net of fees, costs, and interest reserve. The loan was scheduled to mature on October 5, 2019, with one 6-month extension subject to certain extension conditions as set forth in the loan agreement. In August 2018, the principal balance outstanding of $9,050,000 was paid in full. Unamortized issuance costs of $250,000 were expensed during the three and nine months ended September 30, 2018.

Lines of Credit:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement.  Loans outstanding under this line of credit bear interest at monthly LIBOR plus 2.6% and were collateralized by the Rampage property. The draw period was set to expire on January 1, 2021, and the loan would have matured on January 1, 2035.  The revolving line of credit was terminated upon the closing of the sale of the Rampage property in January 2018. There is also a $3,000,000 operational line of credit available which was collateralized by the Rampage property’s crops and matured on January 1, 2018. No amounts were drawn under either line of credit.

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

On September 28, 2017, we used proceeds of the Notes, together with cash on hand, to redeem all of the outstanding Old Notes. After considering the repurchases and redemption, there is no remaining principal due under the Old Notes. In connection with the extinguishment of the Old Notes, the remaining capitalized issuance costs of approximately $350,000 were expensed.

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

EB-5 Program:
We intend to fund our Otay Land project in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services ("USCIS") pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Geographic areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on December 7, 2018. Various reforms and bills have been proposed and will be considered by Congress in the coming months.

EB-5 Program - The Village of Escaya:
In February 2017, we formed Otay Village III Lender, LLC, which is intended to serve as a new commercial enterprise (“NCE”) under the EB-5 Program. The NCE is managed by Otay Village III Manager, LLC, a wholly owned subsidiary of HomeFed. The NCE raised $125,000,000 by offering 250 units to qualified accredited

EB-5 investors for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 Program rules. The proceeds of the offering will be used to repay any outstanding bridge loan provided by HomeFed to its wholly owned subsidiary HomeFed Village III LLC, a job creating entity under the EB-5 Program, and to fund infrastructure costs related to the development of the Village of Escaya.

EB-5 Program- The Village 8 West (Cota Vera):
In July 2018, we formed Otay Village 8 Lender, LLC, which is intended to serve as a NCE under the EB-5 Program. The NCE is managed by Otay Village 8 Manager, LLC, a wholly owned subsidiary of HomeFed. The NCE is seeking to raise up to $134,000,000 by offering up to 268 units in the NCE to qualified accredited EB-5 investors for a subscription price of $500,000 per unit. The proceeds from the offering will be used to repay any outstanding bridge loan provided by HomeFed to its wholly owned subsidiary HomeFed Village 8, LLC, a job creating entity under the EB-5 Program, and to fund infrastructure costs related to the development of Cota Vera.

Each NCE has offered the units to investors primarily located in China, Vietnam, South Korea and India either directly or through relationships with agents qualified in their respective countries, in which case the NCE will pay an agent fee. Once an investor’s subscription and funds are accepted by the NCE, the investor must file an I-526 petition with the USCIS seeking approval of the investment’s suitability under the EB-5 Program requirements and the investor’s suitability and source of funds. All investments are held in an escrow account and will not be released until the investor files their I-526 petition with the USCIS and we have identified and provided collateral to secure the amount of the funds drawn from escrow. Prior to approval by the USCIS, funds may be drawn from the escrow account with a HomeFed guarantee that funds will be returned in the event the EB-5 projects are not approved. In December 2017, the Village of Escaya project was approved by the USCIS. The Cota Vera project has been submitted for approval by the USCIS. Each loan term is 5 years with two one-year options to extend by us with principal due in full at maturity. The effective interest rate is approximately 3.5%, payable as certain milestones are achieved according to various agreements with agents and investors.

At September 30, 2018, we have a $92,000,000 principal amount outstanding under the Village of Escaya EB-5 Program. There are no amounts outstanding under the Cota Vera EB-5 Program.

At September 30, 2018, we are in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $3,700,000 and $5,900,000 for the nine months ended September 30, 2018 and 2017, respectively.

Debt is presented on the Balance Sheet net of issuance costs of $7,200,000 and $3,200,000 and debt discount of $0 and $100,000 at September 30, 2018 and December 31, 2017, respectively.

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

Due to the complex nature of the Tax Act, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of certain elements for which our analysis is not yet complete, we recorded a provisional estimate in the financial statements. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to refinement of our calculations based on updated information, changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. We note that the Tax Act is complex and we continue to assess the impact that various provisions will have on our business. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected, we consider the accounting for the deferred tax asset remeasurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. During the nine months ended September 30, 2018, we revised our prior estimate and recorded a $1,700,000 increase to our income tax expense related to sequestration on our corporate alternative minimum tax credits under the Tax Act.

6.   Earnings Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$(12,430)	$470	$(2,984)	$14,384

Denominator for basic earnings per share– weighted average shares	15,478	15,451	15,476	15,449

Restricted stock units	—	45	—	32
Stock options	—	3	—	4

Denominator for diluted earnings per share– weighted average shares	15,478	15,499	15,476	15,485

If the effect of restricted stock units and stock options were not antidilutive due to our loss, weighted average shares outstanding would have increased by 24,000 and 25,000 for the three and nine months ended September 30, 2018, respectively.

7.   Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Long-term debt:
Notes (a)	$—	$—	$74,590	$75,470
EB-5 (b)	84,823	92,000	43,623	46,500

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

During the third quarter of 2018, we concluded that our Pacho leasehold was impaired and recorded a$17,450,000 pre-tax charge (the entire carrying value of the leasehold), of which $1,750,000 is attributable to the non-controlling interest.  See Note 12 for more information.

During the third quarter of 2018, we concluded that our real estate in Maine was partially impaired due to a recent weakness in local housing market conditions. We recorded a write-down of $750,000 and thus reducing the carrying value to $3,300,000 which we believe reflects the fair value of the property.

No other assets or liabilities were measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017.

8.   Related Party Transactions

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

On September 27, 2017, Mr. Steinberg entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased Notes with a value of $7 million, or 9.3%, of the principal amount of the Notes issued (such purchases and the redemption of the Old Notes, collectively, the “Affiliate Note Transactions”). Mr. Steinberg is considered to be a Related Person under our Related Person Transaction Policy (the "Policy"). Accordingly, the Audit Committee considered the Affiliate Note Transactions and approved, and recommended to the Board the approval of, the Affiliate Note Transactions, which were unanimously approved by the Board (with Mr. Steinberg abstaining from the vote). Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the Old Notes and for the Notes. Jefferies Group is a wholly-owned subsidiary of Jefferies. Jefferies is our affiliate and a Related Person under the Policy. Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Old Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Old Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies. In April 2018, we fully redeemed the Notes (see Note 4 for more information).

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

Brooklyn Renaissance Plaza:

As more fully discussed in the 2017 10-K/A, BRP Leasing held a master lease at BRP Holding and subleased the office space to multiple tenants. BRP Leasing was obligated to pay future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges). The obligations under the master lease ended October 2018, and leasing activities are now directly managed and handled by BRP Holding. Beginning in November 2018, we will realize income from this office space through BRP Holding under the equity method of accounting other than for approximately 92,000 square footage occupied by the United States General Services Administration ("USGSA"). The USGSA is currently in a temporary holdover period under its expiring lease until governmental approval for the USGSA to extend its lease with BRP Holding occurs.

Jefferies:

Pursuant to an administrative services agreement, Jefferies provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 and $135,000 for each of the three and nine months ended September 30, 2018 and 2017, respectively.  The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  We sublease office space to Jefferies under a sublease agreement until October 2018.  Amounts reflected in other income pursuant to this agreement were $3,000 and $9,000, respectively, for each of the three and nine months ended September 30, 2018 and 2017.

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

9.   Revenues from Contracts with Customers

The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018

Revenues from contracts with customers:
Sales of real estate	$21,400	$73,774
Contract service revenues	7,768	29,552
Co-op marketing and advertising fees	119	385
Total revenues from contracts with customers	29,287	103,711

Other revenues:
Rental income	5,996	17,796
Total revenue from other sources	5,996	17,796

Total revenues	$35,283	$121,507

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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by project for the three months ended September 30, 2018 (in thousands):

	Real Estate Segment
	Otay	San Elijo	Ashville Park	The Market Common	SweetBay	Rampage	BRP Leasing	Pacho	Total Real Estate Segment	Total Corporate Segment	Total

Revenues from contracts with customers:
Sales of real estate	$—	$11,198	$—	$—	$10,180	$—	$—	$—	$21,378	$—	$21,378
Profit participation from real estate sales	—	—	13	9	—	—	—	—	22	—	22
Contract service revenues	7,768	—	—	—	—	—	—	—	7,768	—	7,768
Co-op marketing and advertising fees	—	94	25	—	—	—	—	—	119	—	119
Total revenues from contracts with customers	7,768	11,292	38	9	10,180	—	—	—	29,287	—	29,287

Other revenues:
Rental income	—	—	—	2,585	62	—	3,339	7	5,993	3	5,996
Total revenue from other sources:	—	—	—	2,585	62	—	3,339	7	5,993	3	5,996

Total revenues:	$7,768	$11,292	$38	$2,594	$10,242	$—	$3,339	$7	$35,280	$3	$35,283

The following presents our revenues from contracts with customers disaggregated by project for the nine months ended September 30, 2018 (in thousands):

	Real Estate Segment
	Otay	San Elijo	Ashville Park	The Market Common	SweetBay	Rampage	BRP Leasing	Pacho	Total Real Estate Segment	Total Corporate Segment	Total

Revenues from contracts with customers:
Sales of real estate	$—	$28,552	$—	$700	$18,066	$26,000	$—	$—	$73,318	$—	$73,318
Profit participation from real estate sales	—	—	13	443	—	—	—	—	456	—	456
Contract service revenues	29,552	—	—	—	—	—	—	—	29,552	—	29,552
Co-op marketing and advertising fees	—	300	85	—	—	—	—	—	385	—	385
Total revenues from contracts with customers	29,552	28,852	98	1,143	18,066	26,000	—	—	103,711	—	103,711

Other revenues:
Rental income	—	—	—	7,672	192	—	9,902	21	17,787	9	17,796
Total revenue from other sources:	—	—	—	7,672	192	—	9,902	21	17,787	9	17,796

Total revenues:	$29,552	$28,852	$98	$8,815	$18,258	$26,000	$9,902	$21	$121,498	$9	$121,507

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

During the three and nine months ended September 30, 2018, revenues related to performance obligations satisfied (or partially satisfied) in previous periods that were recognized were insignificant.

Contract Balances
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $650,000 and $1,300,000 at September 30, 2018 and January 1, 2018, respectively. There were no recorded impairment charges related to those receivables during the three and nine months ended September 30, 2018 and no deferred revenue was recorded at September 30, 2018 and January 1, 2018, respectively.

10.  Interest and Other Income

Other income includes service income related to a utility bundling service agreement with the homeowners at the Ashville Park project. Income of $100,000 and $90,000, respectively, was recognized during the three months ended September 30, 2018 and 2017 and $290,000 and $260,000, respectively, was recognized during the nine months ended September 30, 2018 and 2017.

Interest and other income includes interest income of $50,000 for the three months ended September 30, 2018 and was not significant for the three months ended September 30, 2017, and $120,000 and $25,000 for the nine months ended September 30, 2018 and 2017, respectively.

11.  Real Estate Sales Activity

Rampage property:
In January 2018, we closed on the sale of the Rampage property for $26,000,000. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind exchange for tax purposes. In July 2018, we completed the 1031 like-kind exchange and acquired $13,400,000 of replacement property, primarily consisting of improvements at the mixed-use apartment and retail project at the Village of Escaya, and the remaining proceeds of $12,600,000 is no longer restricted and can be used for any business operation. We recorded a gain on the sale of approximately $17,300,000 for the nine months ended September 30, 2018. The sale of Rampage property did not meet the GAAP criteria to be classified as a discontinued operation.

Otay Land project:
The grand opening at the Village of Escaya occurred in June 2017. During the nine months ended September 30, 2018, 267 homes were sold through our three limited liability companies, the Builder LLCs, which are joint ventures with three local homebuilders. We apply the equity method of accounting for the activity related to the Builder LLCs.

San Elijo Hills project:
The 48,800 square feet of commercial space in phase one and two of the Towncenter and the 12 multi-family units in phase two were sold during the first quarter of 2017 to a local developer for a cash payment of $5,800,000.

The third phase of the Towncenter is a 2.5 acre parcel of land entitled for 12 multi-family units (formerly designated as a church site) and sold for  $1,600,000 during the third quarter of 2018.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. Sales began during the second quarter of 2017, and we sold 6 and 17 homes for $9,600,000 and $26,950,000 during the three and nine months ended September 30, 2018, respectively. For the nine months ended September 30, 2017, we sold 9 of these homes for $13,100,000. As of October 26, 2018, we have entered into agreements to sell 22 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $38,650,000, which are expected to begin closing in the fourth quarter of 2018.

Ashville Park project:
There were no sales at the Ashville Park project during the three and nine months ended September 30, 2018 and 2017. The entitlement effort to re-plan Villages C, D and E was impacted by a delay within the City of Virginia Beach. In 2014 and 2016, severe storm events caused regional flooding, and large portions of the City of Virginia Beach’s storm water management system did not perform as expected. In 2016, the City of Virginia Beach hired outside civil engineers to study the system and provide possible solutions. The study is now complete and reveals that significant improvements to the storm water management system within the City of Virginia Beach are needed. In August 2018, the City of Virginia Beach approved our plans for 116 homes in Village C. The approval provides that we dedicate approximately 25 acres of land, which we had planned for 44 homes and open space known as Village D, to the City of Virginia Beach to be used as part of the City storm water management solution.

The Market Common:
For the three and nine months ended September 30, 2018 and 2017, we closed on sales of real estate at The Market Common as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds
Single family lots	—	$—	8	$400,000	10	$500,000	30	$1,380,000
Multi-family lots	—	—	7	180,000	8	200,000	15	380,000
Profit sharing agreements	N/A	—	N/A	200,000	N/A	450,000	N/A	950,000

As of October 26, 2018, we have entered into an agreement to sell 52 single family lots for $2,600,000 and 118 multi-family lots for $3,300,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 183 homes at the SweetBay project. We sold 23 and 44 single family homes for $8,200,000 and $16,050,000 for the three and nine months ended September 30, 2018, respectively. During the third quarter of 2018, we received and recognized an additional $2,000,000 as sales of real estate due to a court determination of the final purchase price of land related to the 2016 sale of seven acres of land to the Florida Department of Transportation to be used for the expansion of State Road 390.

As of October 26, 2018, we have entered into agreements to sell 31 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $10,350,000 which are expected to close in 2018 and 2019.

We sold 21 and 53 single family homes for $6,900,000 and $18,550,000 during the three and nine months ended September 30, 2017, respectively.

12. Real Estate Held for Development

We previously reported that we may not develop the Pacho Property unless we are able to obtain fee title from Pacific Gas & Electric (“PG&E”) within a reasonable period of time. The original 99-year lease term to the Pacho Property expires in 2067. The lease includes an option to renew it for an additional 99-year term.

We have made no progress in obtaining the fee title from PG&E. Moreover, because of questions recently raised in the media as to whether the term of our leasehold validly runs until 2166 (including the option term), in August we notified PG&E that we formally exercised the option and that we intend to commence a declaratory relief proceeding to confirm our leasehold is valid until 2166 and is not rendered shorter by the provisions of California Civil Code section 718. In September, PG&E responded and asserted for the first time that it contends California Civil Code section 717 ends the lease in 2019, which we will dispute.

We concluded that our Pacho leasehold was impaired and recorded a $17,450,000 pre-tax charge (the entire carrying value of the leasehold), of which $1,750,000 is attributable to the non-controlling interest in the third quarter of 2018.

We intend to proceed with the declaratory relief action. We will also continue our efforts to obtain fee title from PG&E, although we believe it is unlikely that we will be able to do so on acceptable terms. We will not develop the Pacho Property unless we obtain fee title or are successful in finally establishing the validity of the leasehold until 2166. An adverse determination in that proceeding will further our already asserted, but unrecognized claims against the insurer of leasehold title and the real estate counsel that represented us in our 2014 purchase of the leasehold interest. However, there is no assurance we will be successful in these matters.

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

As of September 30, 2018, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$56,200,000
San Elijo Hills project	650,000
Ashville Park project	800,000
The Market Common	400,000

The Market Common is required to provide a letter of credit for the benefit of the City of Myrtle Beach to secure the completion of certain infrastructure improvements in the amount of $1,250,000. We placed $1,250,000 on deposit with a qualified financial institution to obtain the replacement letter of credit. In July 2018, the letter of credit expired and was released by the City of Myrtle Beach based on substantial completion of the infrastructure improvements.

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At September 30, 2018, $1,400,000 was in the escrow account and is classified as restricted cash. Our obligation to secure the lease ended in October 2018, and the escrow account has been closed.

We agreed to indemnify Jefferies for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Jefferies that was sold to a third party prior to the Acquisition.  The former subsidiary of Jefferies remains the primary obligor under the lease obligations and Jefferies agreed to indemnify the third party buyer.  Our obligations under the primary lease expired in October 2018 and BRP Leasing will no longer have any indemnity obligations.

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

14. Share-Based Compensation

1999 Stock Incentive Plan:
On August 8, 2018, options to purchase an aggregate of 7,000 shares of Common Stock were granted to the members of the Board of Directors under our 1999 Stock Incentive Plan at an exercise price of $50.50 per share, the market price per share on the grant date. Options granted become exercisable in four equal installments starting one year from date of grant and must be exercised within five years from date of grant and will be expensed equally over the four year vesting period. As of September 30, 2018, 249,650 shares are available under the 1999 Stock Incentive Plan.

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

The 2014 RSU grant consisted of two settlement features: (1) 22,500 RSUs remain to be settled through the issuance of shares of Common Stock within 30 days of the vesting date; this component is classified as an equity award. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. Stock compensation expense for this component of the award was $250,000 and $300,000 for the three months ended September 30, 2018 and 2017, respectively and $750,000 and $700,000 for the nine months ended September 30, 2018 and 2017, respectively; and (2) 15,000 RSUs remain to be settled in cash based on the average closing price over a period of ten trading days immediately preceding the date of declaration which must occur within thirty days of the vesting date. This component is classified as a liability award, which requires us to measure the fair value of the award at the end of each reporting period. Using a fair value approach, stock compensation expense for this component of the award was $150,000 and $200,000 for the three months ended September 30, 2018 and 2017, respectively, and $650,000 and $400,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Certain information concerning our segments for the three and nine months ended September 30, 2018 and 2017 is presented in the following table (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Real estate	$35,280	$22,595	$121,498	$87,303
Farming	—	3,411	—	3,411
Corporate	3	3	9	9
Total consolidated revenues	$35,283	$26,009	$121,507	$90,723

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$(13,698)	$2,113	$7,050	$10,938
Farming	—	2,100	—	(59)
Corporate	(3,175)	(3,123)	(10,235)	(8,436)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$(16,873)	$1,090	$(3,185)	$2,443

Depreciation and amortization expenses:
Real estate	$576	$817	$2,037	$2,488
Farming	—	95	—	247
Corporate	20	15	54	44
Total consolidated depreciation and amortization expenses	$596	$927	$2,091	$2,779

Identifiable assets employed:		September 30, 2018	December 31, 2017
Real estate		$521,988	$538,636
Farming		—	9,925
Corporate		56,296	59,386
Total consolidated assets		$578,284	$607,947

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

Revenue was $35,300,000 for the three months ended September 30, 2018 compared to $26,000,000 for the three months ended September 30, 2017. The three main drivers for 2018 were home and land sales at the San Elijo Hills project of $11,200,000, home sales at the SweetBay project of $8,200,000 and contract service revenues related to the Builder LLCs at the Otay Land project. Loss from operations before income from equity method investments was $17,300,000 for the three month 2018 period compared to $1,300,000 for the three month 2017 period. Excluding the real estate impairments of $18,200,000 during the third quarter of 2018, the increase in income from operations before income from equity method investments can be primarily attributed to the additional cash received of $2,000,000 from the Florida Department of Transportation related to a prior year sale at the SweetBay project which was recognized as sales of real estate during the third quarter of 2018 (see Note 11 for more information).

Certain information concerning our segments for the three and nine months ended September 30, 2018 and 2017 is presented in the following table (dollars in thousands).

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018		2017	2018		2017

Revenues:
Real estate	$35,280		$22,595	$121,498		$87,303
Farming	—		3,411	—		3,411
Corporate	3		3	9		9
Total consolidated revenues	$35,283		$26,009	$121,507		$90,723

Income (loss) from continuing operations before income taxes and nonconrolling interest:
Real estate	$(13,698)	(1)	$2,113	$7,050	(1)	$10,938
Farming	—		2,100	—		(59)
Corporate	(3,175)		(3,123)	(10,235)		(8,436)
Total consolidated income from continuing operations before income taxes and noncontrolling interest	$(16,873)		$1,090	$(3,185)		$2,443

(1)  Includes $18,200,000 of impairment charges during the three and nine month periods ended September 30, 2018 of which $17,450,000 relates to the write-down of our Pacho leasehold (see Note 12 for more information) and $750,000 relates to the write-down at our Maine project.

Real Estate

Rampage property:

In January 2018, we closed on the sale of the Rampage property for $26,000,000 which is reflected in Sales of real estate. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind exchange for tax purposes. In July 2018, we completed the 1031 like-kind exchange and acquired $13,400,000 of replacement property, primarily consisting of improvements at the Village of Escaya mixed-use retail and apartment project, and the remaining proceeds of $12,600,000 is no longer restricted and can be used for any business operation. We recorded a gain on the sale of approximately $17,300,000. The sale of Rampage property did not meet the GAAP criteria to be classified as a discontinued operation.

Prior to the sale, Rampage property was classified under the Farming segment. For 2017 activity, please refer to the Farming segment below.

Otay Land Project:

We own approximately 4,450 acres of land within the Otay Ranch community. Approximately 2,800 acres are designated as various qualities of non-developable open space mitigation land. We refer to all of our acreage as our Otay Land project, which is currently approved for approximately 13,050 residential units and 1.85 million square feet of commercial space. The Otay Land project is in the early stages of development and additional permits are in process. Development will occur in phases, or by village. We are currently developing in the first and second of five villages (village three, now known as the Village of Escaya and village eight west, now known as Cota Vera). The Village of Escaya community has 27 model homes currently available for viewing. We have commenced infrastructure improvements in Cota Vera, the second of five villages. Cota Vera is planned for 2,379 residential units to include 809 single family homes, 246 multi-family homes, 285 market rate apartments and 268 affordable apartments with an additional 771 units earmarked for senior housing. The plans for Cota Vera include community serving retail, a school and a fire station.

There were no sales of real estate at the Otay Land project during the three and nine months ended September 30, 2018 and 2017 except for sales at the Village of Escaya that are accounted for under the equity method of accounting which is discussed below.

Contract service revenues and expenses were $7,750,000 and $8,600,000, respectively, for the three months ended September 30, 2018 and 2017 and were $29,550,000 and $25,650,000, respectively, for the nine months ended September 30, 2018 and 2017. Under our agreements, we are responsible for the remaining cost of developing the community infrastructure but we also are entitled to receive up to $78,600,000 as reimbursement of development costs as the sale of homes occur at the Village of Escaya. However, we are also responsible for any costs in excess of this limit to complete the community infrastructure.

During the early course of development while constructing the primary access road to the Village of Escaya, we discovered the presence of underground perched groundwater that was impacted with certain petroleum byproducts. We are working with regulatory agencies to investigate the matter and have developed mitigation measures, which are being mitigated through the construction process. Further investigation disclosed that soil vapor in a portion of the Village of Escaya project where homes are to be constructed was impacted with methane and certain volatile organic compounds (collectively “compounds”). These types of compounds commonly exist in soil vapor and can be mitigated through the construction process. We are working with local authorities and have developed measures to fully mitigate the effect of the impacted soil vapors where they have been detected. The number of homes that will need mitigation is to be determined as further investigation is conducted while development progresses. Costs associated with mitigation during the homebuilding process will be shared with the builders through our Builder LLCs.

General and administrative expenses increased by $400,000 for the three months ended September 30, 2018 as compared to the same period in 2017 due to a $150,000 increase in legal expenses, a $100,000 increase in marketing expansion of the EB-5 program to additional countries, a $100,000 increase in the marketing and promotional costs for the Village of Escaya and a $50,000 increase in professional fees related to the EB-5 program.

General and administrative expenses increased by $500,000 for the nine months ended September 30, 2018 as compared to the same period in 2017 due to a $250,000 increase in marketing expansion of the EB-5 program to additional countries, a $250,000 increase in legal expenses and a $200,000 increase in professional fees related to the EB-5 program. Marketing expenses also decreased by $200,000 related to the grand opening in 2017 at the Village of Escaya.

Income from equity method investments include $0 and $5,800,000 related to the sales activity of the Builders LLCs for the three and nine months ended September 30, 2018, respectively. In the third quarter of 2018, we exceeded the reimbursement limit related to infrastructure costs of $78,600,000 with the Builder LLCs by $2,900,000 for which we don't receive an incremental claim to additional capital of the Builder LLCs. This amount therefore offsets our share of the profit from the Builder LLCs for the three month period ended September 30,

2018. Losses from equity method investments include $300,000 and $350,000 related to the sales activity of the Builder LLCs for the three and nine months ended September 30, 2017, respectively. Home closings began during the first quarter of 2018, and 76 and 267 homes were sold during the three and nine months ended September 30, 2018, respectively.

San Elijo Hills Project:

We own 85% of and serve as the development manager for San Elijo Hills, a master-planned community in San Diego County, California, consisting of about 3,500 homes and apartments and a commercial and residential Towncenter.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. Sales began during the second quarter of 2017, and we sold 6 and 17 homes for $9,600,000 and $26,950,000 during the three and nine months ended September 30, 2018, respectively. For the nine months ended September 30, 2017, we sold 9 of these homes for $13,100,000. Cost of sales related to these sold homes were $7,850,000 and $23,400,000 for the three and nine months ended September 30, 2018, respectively, and $12,200,000 for the 2017 periods.

The Towncenter consists of three phases. The third phase of the Towncenter is a 2.5 acre parcel of land entitled for 12 multi-family units and sold for $1,600,000 during the third quarter of 2018 with cost of sales of $600,000. The first and second phases, which include a total of 48,800 square feet of commercial space and 12 multi-family units, were sold during the first quarter of 2017 to a local developer for a cash payment of $5,800,000. Revenue of $5,800,000 was recognized at the time of sale, and cost of sales aggregated $4,700,000.

As of October 26, 2018, we also have 22 homes under contract for aggregate proceeds of $38,650,000, which are expected to begin closing in the fourth quarter of 2018.

Through September 30, 2018, we have sold 3,429 of the total of 3,463 single family lots and multi-family units and have an agreement in place with a homebuilder to construct and sell on our behalf, for a fee, homes on the remaining 32 single family lots.

Prior to the new revenue standard adopted on January 1, 2018, a portion of the revenue from sales of real estate was deferred and was recognized as revenues upon the completion of certain improvements, including costs related to common areas, we were obligated to make to lots sold under the percentage of completion method of accounting.  Revenues include previously deferred amounts of $250,000 and $3,050,000, respectively, for the three and nine months ended September 30, 2017. Cost of sales of real estate was $50,000 and $1,650,000, respectively, for the three and nine months ended September 30, 2017.  Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

We recorded co-op marketing and advertising fee revenue of approximately $100,000 and $150,000 for the three months ended September 30, 2018 and 2017, respectively, and $300,000 and $300,000 for the nine months ended September 30, 2018 and 2017, respectively. We record these fees pursuant to contractual agreements, which are generally recorded over the term of the master marketing program that relates to the builder's home selling period, and the fees are based upon a fixed percentage of the homes' selling price.

General and administrative expenses increased by $300,000 and $400,000 for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 primarily due to a $250,000 loss on the extinguishment of debt during the three and nine months ended September 30, 2018 and increased marketing efforts of $50,000 and $150,000 during the three and nine month 2018 periods, respectively, to promote the homes available for sale.

Ashville Park:

Ashville Park is a 450 acre master planned community in Virginia Beach, Virginia, which we are developing in phases. The first two phases, which together consist of 91 finished lots and a 164 lot development, have been sold. There have been delays associated with the City of Virginia Beach’s need to address storm water management issues, causing the timing of our future development to be uncertain. In August 2018, the City of Virginia Beach approved our plans for 116 homes in Village C. The approval provides that we dedicate approximately 25 acres of land, which we had planned for 44 homes and open space known as Village D, to the City of Virginia Beach to be used as part of the City of Virginia Beach's storm water management solution.

There were no sales of residential lots at the Ashville Park project during the three and nine months ended September 30, 2018 and 2017.

We recorded co-op marketing and advertising fee revenue of approximately $30,000 and $10,000 for the three months ended September 30, 2018 and 2017, respectively, and $90,000 and $100,000 for the nine months ended September 30, 2018 and 2017, respectively. We record these fees pursuant to contractual agreements, which are generally recorded over the term of the master marketing program that relates to the builder's home selling period, and the fees are based upon a fixed percentage of the homes’ selling price.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $40,000 and $100,000 for the three and nine months ended September 30, 2017, respectively.  The amounts were insignificant for the 2018 periods.

The Market Common:

The Market Common is a 114 acre mixed-use retail, office and residential lifestyle center in the City of Myrtle Beach, South Carolina, including adjacent land for future commercial and residential development. It includes retail and office space, as well as long term apartments, all of which are about 90% leased.

For the three and nine months ended September 30, 2018 and 2017, the rental activity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Rental income	$2,600,000	$2,500,000	$7,700,000	$8,200,000
Amortization of lease intangibles included in rental income	(50,000)	(100,000)	(250,000)	(300,000)
Adjustment for straight-line rental income	(50,000)	(40,000)	(200,000)	(100,000)

Rental operating expenses	$1,100,000	$1,350,000	$3,450,000	$3,600,000

For the three and nine months ended September 30, 2018 and 2017, we have closed on sales of real estate as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds
Single family lots	—	$—	8	$400,000	10	$500,000	30	$1,380,000
Multi-family lots	—	—	7	180,000	8	200,000	15	380,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $0 and $200,000 for the three months ended September 30, 2018 and 2017, respectively, and $450,000 and $950,000 for the nine months ended September 30, 2018 and 2017, respectively.

As of October 26, 2018, we have entered into an agreement to sell 52 single family lots for $2,600,000 and 118 multi-family lots for $3,300,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

Depreciation and amortization expenses decreased by $250,000 and $550,000, respectively, for the three and nine month 2018 periods versus the same periods in 2017 due to the runoff of certain depreciable and amortizable assets during the second quarter of 2018.

SweetBay project:

The SweetBay project is a 700 acre mixed use master planned community located in Panama City, Florida. The project is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, and a marina with up to 117 wet slips and 240 dry docks. Development has begun in a portion of Phase 1 of the community consisting of 183 single family homes, which are currently being built for us by a local homebuilder, for a fee, with nine model homes and the welcome center now open.

We sold 23 and 44 single family homes for $8,200,000 and $16,050,000 for the three and nine months ended September 30, 2018, respectively. We sold 21 and 53 single family homes for $6,900,000 and $18,550,000 during the three and nine months ended September 30, 2017, respectively. During the third quarter of 2018, we received and recognized an additional $2,000,000 as sales of real estate due to a court determination of the final purchase price of land related to the 2016 sale of seven acres of land to the Florida Department of Transportation to be used for the expansion of State Road 390.

Cost of sales of real estate was $7,800,000 and $15,200,000 for the three and nine months ended September 30, 2018, respectively. Cost of sales of real estate was $7,100,000 and $18,400,000 during the three and nine months ended September 30, 2017, respectively.

As of October 26, 2018, we have entered into agreements to sell 31 single family homes at the SweetBay project for aggregate cash proceeds of $10,350,000 which are expected to close in 2018 and 2019.

In October 2018, Hurricane Michael passed through Panama City, Florida causing extensive damage to the region. The SweetBay project was adversely impacted by the hurricane, and damage assessment is underway. While damage to the SweetBay project is not as extensive as other surrounding areas, the time period it will take for the SweetBay project and the Panama City area to recover is uncertain.

General and administrative expenses increased by $50,000 and $450,000 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 primarily due to increased marketing efforts elated to the release of additional homes available for sale and expanding advertising efforts to a broader market. The nine month 2018 period also includes an increase of $50,000 of professional fees related to advice on product positioning.

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

We previously reported that we may not develop the Pacho Property unless we are able to obtain fee title from Pacific Gas & Electric (“PG&E”) within a reasonable period of time. The original 99-year lease term to the Pacho Property expires in 2067. The lease includes an option to renew it for an additional 99-year term.

We have made no progress in obtaining the fee title from PG&E. Moreover, because of questions recently raised in the media as to whether the term of our leasehold validly runs until 2166 (including the option term), in August we notified PG&E that we formally exercised the option and that we intend to commence a declaratory relief proceeding to confirm our leasehold is valid until 2166 and is not rendered shorter by the provisions of California Civil Code section 718. In September, PG&E responded and asserted for the first time that it contends California Civil Code section 717 ends the lease in 2019, which we will dispute.

We concluded that our Pacho leasehold was impaired and recorded a $17,450,000 pre-tax charge (the entire carrying value of the leasehold), of which $1,750,000 is attributable to the non-controlling interest in the third quarter of 2018.

We intend to proceed with the declaratory relief action. We will also continue our efforts to obtain fee title from PG&E, although we believe it is unlikely that we will be able to do so on acceptable terms. We will not develop the Pacho Property unless we obtain fee title or are successful in finally establishing the validity of the leasehold until 2166. An adverse determination in that proceeding will further our already asserted, but unrecognized claims against the insurer of leasehold title and the real estate counsel that represented us in our 2014 purchase of the leasehold interest. However, there is no assurance we will be successful in these matters.

General and administrative expenses increased by $50,000 and $100,000 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 due to increased legal fees.

Fanita Ranch:

The Fanita Ranch property is a 2,600-acre parcel of vacant land located in Santee, California. The City of Santee is located at the intersection of SR125 and SR52 in East San Diego County, about a 30 minute drive from downtown San Diego. We acquired the property in 2011 with the intention of completing the necessary entitlements to develop the property as a master-planned community.

General and administrative expenses increased by $100,000 and $700,000 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 primarily due to a $100,000 and $500,000 increase in professional fees for community relations within Santee, respectively, and $200,000 of increased legal expenses over the nine month 2018 period versus the nine month 2017 period related to the settlement of a storm water issue.

Maine Project:
During the third quarter of 2018, we concluded that our real estate in Maine was partially impaired due to a recent weakness in local housing market conditions. We recorded a write-down of $750,000 and thus reducing the carrying value to $3,300,000 which we believe reflects the fair value of the property.

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

Income (losses) from equity method investments include income of $1,000,000 and $2,900,000, respectively, at BRP Holding for the three months ended September 30, 2018 and 2017 and income (loss) of ($5,800,000) and $8,400,000, respectively, at BRP Holding for the nine months ended September 30, 2018 and 2017.

Income (losses) from equity method investments were ($700,000) and ($350,000) at BRP Hotel for the three months ended September 30, 2018 and 2017 and income (loss) of $2,900,000 and ($1,300,000), respectively, at BRP Hotel for the nine months ended September 30, 2018 and 2017.

BRP Leasing:

BRP Leasing is the indirect obligor under a lease through October 2018 of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which has been sublet through October 2018. The obligations under the master lease ended October 31, 2018, and leasing activities are now managed and handled by BRP Holding. Beginning in November 2018, we will realize income from this office space through BRP Holding under the equity method of accounting other than for approximately 92,000 square footage occupied by the United States General Services Administration ("USGSA"). The USGSA is currently in a temporary holdover period under its expiring lease until governmental approval for the USGSA to extend its lease with BRP Holding occurs.

For the three and nine months ended September 30, 2018 and 2017, the rental activity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Rental income	$3,350,000	$3,250,000	$9,900,000	$9,600,000
Amortization of lease intangibles included in rental income	400,000	450,000	1,250,000	1,250,000
Adjustment for straight-line rental income	100,000	100,000	300,000	300,000

Rental operating expenses	$3,200,000	$3,050,000	$9,450,000	$9,000,000

Farming

Rampage Property:

The Rampage property was an approximately 1,650 acre grape vineyard and almond orchard located in southern Madera County, California. Farming revenues were generally recognized during the second half of the year when the crop is harvested and sold.

Depreciation and amortization expenses decreased by $80,000 and $120,000 for the three and nine month 2018 periods versus the same periods in 2017 due to the sale of the Rampage property in January 2018.

Corporate

General and administrative expenses remained consistent during the three months ended September 30, 2018 as compared to the same period in 2017. Professional fees increased by $100,000 for additional costs associated with adopting new accounting standards and additional tax planning services and $100,000 for investigation of potential new business transactions. Legal fees increased by $100,000 related to the investigation of potential real estate opportunities. Compensation and benefits increased by $100,000 related to higher headcount and increased estimated bonus expense. When we extinguished the Notes during September 2017, a portion of the capitalized issuance costs of approximately $350,000 were immediately expensed as a loss on extinguishment of debt and did not re-occur in 2018. Stock compensation decreased by $50,000 related to the grant of RSUs to executive officers in March 2017 as a result of our stock price decline during the third quarter of 2018 which lowered the expense for the liability award component.

General and administrative expenses increased by $1,800,000 during the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to increases in stock compensation, compensation and benefits expense, professional fees and legal expenses.  Stock compensation increased by $700,000 related to the grant of RSUs to executive officers in March 2017 and the employee stock option grants on August 4, 2017 (see Note 14 for more information). Compensation and benefits increased by $500,000 related to higher headcount and increased estimated bonus expense. Professional fees increased by $400,000 for additional costs associated with restating prior period financial statements, adopting new accounting standards, and additional tax planning services and $200,000 for investigation of potential new business transactions. Legal fees increased by $350,000 related to the investigation of potential real estate opportunities. When we extinguished the Notes during September 2017, a portion of the capitalized issuance costs of approximately $350,000 were immediately expensed as a loss on extinguishment of debt and did not re-occur in 2018.

For the three and nine months ended September 30, 2018, our benefit (provision) for income taxes was $2,850,000 and ($1,400,000), respectively, representing an effective tax rate of 16.9% and (43.2)%, respectively. During the nine months ended September 30, 2018, we recorded a $1,700,000 increase to our income tax expense related to sequestration on our corporate alternative minimum tax credits under the Tax Act. For the three and nine months ended September 30, 2017, our benefit (provision) for income taxes was ($600,000) and $12,000,000, respectively. During the nine months ended September 30, 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, we recognized an income tax benefit of $13,200,000 in our consolidated results of operations.

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

Consolidated Statements of Cash Flows:
Net cash of $14,650,000 and $13,800,000 was used for operating activities during the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties. Real estate development ramped up during 2018 at the Village of Escaya, the SweetBay project and the San Elijo Hills project as infrastructure improvements progressed and as more homes were under construction and completed for sale. During the nine months ended September 30, 2018, we also spent $2,900,000 related to costs for infrastructure improvements for the Village of Escaya above the $78,600,000 reimbursement limit per the terms of the Builder LLCs' agreements. For the nine months ended September 30, 2017, we also collected $5,650,000 less cash from the Builder LLCs between what was earned and what we actually received.

Net cash of $108,000,000 was provided by investing activities during the nine months 2018 period consisting of a distribution of $82,000,000 from BRP Holding related to mortgage refinancing that was used to fully satisfy our outstanding preferred equity balances for BRP Holding and BRP Hotel. We received proceeds from the sale of Rampage property of $26,000,000 during the nine months 2018 period.

Net cash of $34,150,000 was used for financing activities during the nine month 2018 period related to the reduction of debt of $75,000,000 on the Notes and of $10,800,000 related to the construction loans at the San Elijo Hills project and the payment of debt issuances costs of $4,700,000. Net cash provided by financing activities also include the issuance of $45,500,000 principal amount of debt under the EB-5 program and the proceeds from a construction loan of $10,800,000 at the San Elijo Hills project during the nine month 2018 period. Net cash of $3,900,000 was used for financing activities during the nine month 2017 period related to the net cash outflow impact from issuing and extinguishing debt of $3,150,000 and payment of debt issuance costs of $800,000 related to the Notes, the Old Notes and EB-5 Program during the nine months ended September 30, 2017.

Liquidity information:
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

As of September 30, 2018, we had consolidated cash and cash equivalents aggregating $100,900,000.

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

In March 2018, we entered into $58,850,000 construction loan agreements, the proceeds of which will be used for the construction of the town center portion of the Village of Escaya known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments, approximately 20,000 square feet of retail space, and a 10,000 square foot community facility building. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws are permitted under the loan agreement once evidence of our investment into the project reaches $35,000,000, including land value. As of October 26, 2018, no amounts have been drawn under the loan. The loan matures on March 1, 2021 with one 12-month extension subject to certain extension conditions as set forth in the loan agreements.

The grand opening of the Village of Escaya occurred in June 2017, and home sales began in January 2018. As of October 26, 2018, 282 homes were sold, and 145 homes are under contract.

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

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC. Additionally, we are responsible for the remaining cost of developing the community infrastructure with funding guaranteed by us under the respective operating agreements for which we received a capital credit of $78,600,000 ("Cost Cap"), and we are responsible for any costs in excess of this limit to complete the community infrastructure. During the third quarter of 2018, the cost of infrastructure improvements in the Village of Escaya that is attributable to the Builder LLCs exceeded the Cost Cap by $2,900,000, and we expect to incur additional costs until we complete our infrastructure obligations. The builders are responsible for the construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

During the early course of development while constructing the primary access road to the Village of Escaya, we discovered the presence of underground perched groundwater that was impacted with certain petroleum byproducts. We are working with regulatory agencies to investigate the matter and have developed mitigation measures, which are being mitigated through the construction process. Further investigation disclosed that soil vapor in a portion of the Village of Escaya project where homes are to be constructed was impacted with methane and certain volatile organic compounds (collectively “compounds”). These types of compounds commonly exist in soil vapor and can be mitigated through the construction process. We are working with local authorities and have developed measures to fully mitigate the effect of the impacted soil vapors where they have been detected. The number of homes that will need mitigation is to be determined as further investigation is conducted while development progresses. Costs associated with mitigation during the homebuilding process will be shared with the builders through our Builder LLCs.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 13 of the financial statements for more information.

EB-5 Program:
We intend to fund our Otay Land project in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services ("USCIS") pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Geographic areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on December 7, 2018. Various reforms and bills have been proposed and will be considered by Congress in the coming months.

EB-5 Program - Village of Escaya:
In February 2017, we formed Otay Village III Lender, LLC, which is intended to serve as a new commercial enterprise (“NCE”) under the EB-5 Program. The NCE is managed by Otay Village III Manager, LLC, a wholly owned subsidiary of HomeFed. The NCE raised $125,000,000 by offering 250 units in the NCE to qualified accredited EB-5 investors for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 Program rules. The proceeds of the offering will be used to repay any outstanding bridge loan provided by HomeFed to its wholly owned subsidiary HomeFed Village III LLC, a job creating entity under the EB-5 Program, and to fund infrastructure costs related to the development of the Village of Escaya project.

EB-5 Program - Village 8 West (Cota Vera):
In July 2018, we formed Otay Village 8 Lender, LLC, which is intended to serve as a NCE under the EB-5 Program. The NCE is managed by Otay Village 8 Manager, LLC, a wholly owned subsidiary of HomeFed. The NCE is seeking to raise up to $134,000,000 by offering up to 268 units in the NCE to qualified accredited EB-5 investors for a subscription price of $500,000 per unit. The proceeds from the offering will be used to repay any outstanding bridge loan provided by HomeFed to its wholly owned subsidiary HomeFed Village 8, LLC, a job creating entity under the EB-5 Program, and to fund infrastructure costs related to the development of Cota Vera.

Each NCE has offered the units to investors primarily located in China, Vietnam, South Korea and India either directly or through relationships with agents qualified in their respective countries, in which case the NCE will pay an agent fee. Once an investor’s subscription and funds are accepted by the NCE, the investor must file an I-526 petition with the USCIS seeking approval of the investment’s suitability under the EB-5 Program requirements and the investor’s suitability and source of funds. All investments are held in an escrow account and will not be released until the investor files their I-526 petition with the USCIS and we have identified and provided collateral to secure the amount of the funds drawn from escrow. The funds drawn by us under the Village of Escaya EB-5 Program were guaranteed by us until the project was approved by the USCIS in December 2017 and is collateralized by certain Otay Village property. The loan term is five years with two one-year options to extend by us. The effective interest rate is approximately 3.5%.

At September 30, 2018, we had a $92,000,000 principal amount outstanding under the EB-5 Program. As of October 26, 2018, we have $33,000,000 in escrow which cannot be drawn until certain provisions (such as filing of Investor I-526, investor suitability and source of funds) are satisfied.

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

The third phase at the Towncenter, which is a 2.5-acre parcel of land entitled for 12 multi-family units (formerly designated as a church site), sold for $1,600,000 during the third quarter of 2018.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities. This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. Sales began during the second quarter of 2017, and we sold 6 and 17 homes for $9,600,000 and $26,950,000 during the three and nine months ended September 30, 2018, respectively. As of October 26, 2018, we have entered into agreements to sell 22 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $38,650,000, which are expected to begin closing in the fourth quarter of 2018.

As of September 30, 2018, the remaining land at the San Elijo Hills project to be sold or leased consists of 34 dwelling units (combined single and multi-family lots).

In April 2018, we entered into a $31,450,000 loan agreement, the proceeds of which were used for homebuilding under the fee builder arrangement at the San Elijo Hills project. The loan was comprised of a $20,200,000 revolving component and a $11,200,000 non-revolving component, which was drawn at the close of the loan, proceeds of which were $10,300,000, which is net of fees, costs, and interest reserve. The loan was scheduled to mature on October 5, 2019, with one 6-month extension subject to certain extension conditions as set forth in the loan agreement. In August 2018, the principal balance outstanding of $9,050,000 was paid in full. Unamortized issuance costs of $250,000 were expensed during the three and nine months ended September 30, 2018.

Ashville Park Project:
There were no sales of real estate at the Ashville Park project during the three and nine months ended September 30, 2018 and 2017.

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three and nine months ended September 30, 2018 and 2017 is comprised of the following:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds
Single family lots	—	$—	8	$400,000	10	$500,000	30	$1,380,000
Multi-family lots	—	—	7	180,000	8	200,000	15	380,000
Profit sharing agreements	N/A	—	N/A	200,000	N/A	450,000	N/A	950,000

As of October 26, 2018, we have entered into an agreement to sell 52 single family lots for $2,600,000 and 118 multi-family lots for $3,300,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 183 homes at the SweetBay project.

We sold 23 and 44 single family homes for $8,200,000 and $16,050,000 for the three and nine months ended September 30, 2018, respectively. As of October 26, 2018, we have entered into agreements to sell 31 single family homes at the SweetBay project for aggregate cash proceeds of $10,350,000 which are expected to close in 2018 and 2019. During the third quarter of 2018, we received and recognized an additional $2,000,000 as sales of real estate due to a court determination of the final purchase price of land related to the 2016 sale of seven acres of land to the Florida Department of Transportation to be used for the expansion of State Road 390.

Rampage property:
In July 2018, we completed the 1031 like-kind exchange and acquired $13,400,000 of replacement property, primarily consisting of improvements at the mixed-use apartment and retail project at the Village of Escaya, and the remaining proceeds of $12,600,000 is no longer restricted and can be used for any business operation.

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

BRP Leasing is required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations.  At September 30, 2018, $1,400,000 was in the escrow account and is reflected as restricted cash. Our obligation to secure the lease ended in October 2018, and the escrow account has been closed.

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

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report and concluded that our disclosure controls and procedures were ineffective as of September 30, 2018.

The control deficiency related to the inadequate design of the control specific to complex revenue transactions that involve our equity method investments where there is both an obligation to perform further development combined with an unusual development pattern where costs and profits are difficult to reasonably estimate.

We have initiated a plan to remediate the material weaknesses described above. The remediation plan includes implementation of a new control designed to evaluate the appropriateness of complex revenue recognition policies and procedures pertaining to equity method investments and the recording of revenue transactions covered by such policies. However, we are required to demonstrate the effectiveness of the new processes for a sufficient period of time. All remedial internal control procedures have been implemented, but testing is still needed for the material weakness to cease to exist. We expect that the remediation of the identified material weakness will be completed prior to the end of the fiscal year 2018. We are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity and transparency.

During the fiscal quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.2   Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1   Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: November 8, 2018	By:	/s/ Erin N. Ruhe
Erin N. Ruhe
Vice President, Treasurer and Controller
(Principal Accounting Officer)