Form 10-K
period 2018-12-31
HOMEFED CORP
filed 2019-03-18
CIK 833795

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ x ]
Non-accelerated filer	[ ]	Smaller reporting company	[ x ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes  [  ]    No  [x]

Based on the average bid and asked prices of the Registrant’s Common Stock as published by the OTC Bulletin Board Service as of June 30, 2018, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $207,559,100 on that date.

As of February 12, 2019, there were 15,500,246 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE: NONE
LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV on page 58.

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
Strategic Priorities

In 2019, our primary strategic priority is to optimize our asset in the Otay Ranch area by focusing on expediting development and maximizing revenue over the coming years. In addition, we intend to continue to focus on lot and home sales to maximize our revenue at our San Elijo Hills, Ashville Park, Market Common and SweetBay projects. We also plan to strategically develop land and continue the entitlement process where these activities are ongoing. We own a portfolio of diverse assets and continue to focus on improving cash flow and value creation at Brooklyn Renaissance Plaza and at our new investment, RedSky JZ Fulton Investors (as described below in "Recent Transactions") and our other properties held for investment purposes.

Company Information

At December 31, 2018, we and our consolidated subsidiaries had 39 full-time employees.  We incorporated in 1988, and our executive office is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008. Our primary telephone number is (760) 918-8200 and our website address is www.homefedcorporation.com.

As used herein, the term “Company”, “HomeFed”, “we”, “us”, “our” or similar expressions refer to HomeFed Corporation, and our subsidiaries, except as the context otherwise may require.

Recent Announcement

On February 19, 2019, we announced that we received a proposal from our majority shareholder, Jefferies Financial Group Inc. (“Jefferies”), to purchase the remaining common stock of HomeFed not already owned by Jefferies in a transaction that would entail Jefferies issuing two shares of Jefferies common stock for each share of HomeFed’s common stock to be acquired by Jefferies.

Consistent with its fiduciary duties and with the stockholders agreement between HomeFed and Jefferies, the HomeFed Board of Directors has appointed a special committee of independent directors (the "special committee") who, in consultation with independent financial and legal advisors, will carefully review and evaluate Jefferies’ proposal. Jefferies’ proposal is subject to an affirmative recommendation by the special committee and approval by holders of a majority of the outstanding shares of HomeFed common stock not already owned by Jefferies or its affiliates, in addition to any other vote required by applicable law.

Jefferies’ proposal is described in an amendment to its Schedule 13D filed with the Securities and Exchange Commission on February 19, 2019, available on the SEC’s website at https://www.sec.gov.

Recent Transactions

In December 2018, we formed a joint venture partnership with RedSky JZ Fulton Holdings, LLC, a Delaware limited liability company (“RS JZ”), for the acquisition and possible redevelopment of a development site located on the Fulton Mall corridor in Downtown Brooklyn, New York. The property consists of 15 separate tax lots, divided into two premier development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights. RS JZ is itself a joint venture consisting of RedSky Capital, LLC (“RedSky”), a Brooklyn-based real estate developer, and JZ Capital Partners Limited (“JZ”), a London-based investment company.

Pursuant to that certain Contribution Agreement, dated as of December 10, 2018 (the "Contribution Agreement"), among RS JZ, HF Fulton Street Holdings LLC (“HF Fulton”), a wholly-owned subsidiary of HomeFed, and RedSky JZ Fulton Investors, LLC, a Delaware limited liability company (the “Joint Venture”), HomeFed contributed capital in the amount of $52,500,000 to the Joint Venture. As consideration for the capital contribution, RS JZ caused the Joint Venture to issue to HF Fulton a membership interest in the Joint Venture consisting of 49% of the total membership interests in the Joint Venture. RS JZ holds the remaining 51% membership stake in the Company. The Contribution Agreement includes customary representations and warranties by RS JZ in favor of HF Fulton as to the state of title and other matters affecting title to the property, and as to the assets and liabilities of the Joint Venture. The Contribution Agreement also includes customary representations and warranties as to the assets and liabilities of the two wholly-owned subsidiaries of the Joint Venture which own fee title to the property.

Our Businesses

We operate in two reportable segments—real estate and corporate. Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development. Real estate also includes contract service revenues, contract service expenses and the equity method investments in BRP Holding, BRP Hotel, RedSky JZ Fulton Investors and the Builder LLCs in the Otay Land project. Corporate primarily consists of investment income and overhead expenses. Our farming segment, which we no longer report, consisted of the Rampage property which included an operating grape vineyard and an almond orchard under development which was sold in January 2018. Revenue from the sale of the Rampage property is included in our real estate segment.

Real Estate

As the owner of development projects, we are responsible for the completion of a wide range of activities, including design engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual lots for home sites or other facilities. Prior to commencement of development, we may engage in incidental activities to maintain the value of the project; such activities are not treated as a separate operating segment.  We develop and market our communities in phases to allow ourselves the flexibility to sell finished lots to suit market conditions and to enable us to create stable and attractive neighborhoods.  Consequently, at any particular time, the various phases of a project will be in different stages of land development and construction. Given the larger number of entitled lots we now own, rather than holding property for years, it is very possible that we may decide to sell one or more phases of an active project to another developer or consider entering into joint ventures with partners like we have with the Village of Escaya as described below. In addition, from time to time we have received expressions of interest from buyers for multiple phases of a project, or the remaining undeveloped land of an entire project. We evaluate these proposals when we receive them, but no assurance can be given that we will sell all or any portion of our development projects in such a manner.

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
We have owned land in Otay Ranch since our initial purchase in 1998, but recent transactions have significantly increased our holdings. In March 2015, we acquired approximately 64 acres for a cash purchase price of $3,750,000, which added 26 acres for industrial development and entitlements for 62 single family homes.  In July 2015, we acquired approximately 1,600 acres for a cash purchase price of $150,000,000. These 1,600 acres are contiguous with the land we already owned and are entitled for approximately 2,640 single family lots, 4,300 multi-family residential units and 40,000 square feet of commercial space. These acres also include approximately 30 acres of land designated for industrial and office space development and 700 acres of land designated for open space and preserve. The purchase was funded in part by our working capital and in part by the proceeds of a $125,000,000 private offering, sale and issuance of the 6.5% Senior Notes due June 30, 2018.

We own approximately 4,450 acres of land within the Otay Ranch community as of December 31, 2018. Approximately 2,800 acres are designated as various qualities of non-developable open space mitigation land. Under the GDP, 1.188 acres of open space mitigation land from within the Otay Ranch area must be dedicated to the government for each 1.0 acre of land that is developed. We have more mitigation land than we need to develop our property at this project. This land could have value to other developers within the larger Otay Ranch development area or elsewhere, should such developers need to acquire additional mitigation land for their projects. We refer to all of our acreage as our "Otay Land" project, which is currently approved for approximately 13,050 residential units and 1.85 million square feet of commercial space.
The Otay Land project is in the early stages of development and additional permits are in process. The development of the overall project is likely to take years and will occur in phases, or by village, as the GDP refers to them. Development began in the first of five villages (village three, now known as the "Village of Escaya" (as further described below)) in early 2016. We negotiated contracts with three homebuilders for approximately 948 homes within the Village of Escaya, and are working with the local school districts regarding their school site needs given the future growth throughout the development project. The grand opening occurred in June 2017 and home closings began in January 2018. The Village of Escaya community has 27 model homes currently available for viewing. We are also developing in the second of five villages (village eight west, now known as Cota Vera). We have commenced infrastructure improvements in Cota Vera. Cota Vera is planned for 2,379 residential units to include 809 single family homes, 246 multi-family homes, 285 market rate apartments and 268 affordable apartments with an additional 771 units earmarked for senior housing. The plans for Cota Vera include community serving retail, a school and a fire station.

There is an issue with title to a small portion of Cota Vera related to a 100-foot strip of land approximately two miles in length containing an inactive water line. To clear title, we filed a lawsuit in San Diego Superior Court during February 2019. We are seeking to quiet title by establishing ownership over portions of the 100-foot strip based upon deeds in the chain of title and also through adverse possession. The 100-foot strip was excepted from the land around it in 1912 when it was used as an active pipeline. That use ceased around the year 2000. Our exposure if we are unsuccessful in this litigation will result in additional costs to revise our plans for Cota Vera, the cost of delay while we revise our plans, and a loss of density caused by eliminating units currently planned within the 100-foot strip. At this time, there are too many variables for us to provide an accurate number quantifying these costs.

In December 2017, we entered into an agreement with a San Diego-based contractor to build the town center portion of the Village of Escaya project, known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments and approximately 20,000 square feet of retail space. The contractor will also build a 10,000-square foot community facility building adjacent to the town center, which will be used for a youth recreational and after school care facility. The construction commenced in January 2018 and is anticipated to be complete over a two-year period with the first apartments expected to be occupied in the second half of 2019. The improvements will be funded by proceeds from the sale of the Rampage property (described below) as part of a 1031 like-kind exchange, cash on hand, EB-5 financing and a new construction loan.

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

During the course of development, we discovered the presence of underground perched groundwater that was impacted with certain petroleum byproducts while constructing the primary access road to the community. We are working with regulatory agencies to investigate the matter and have developed mitigation measures, which are being mitigated through the construction process. Further investigation disclosed that soil vapor in a portion of the Village of Escaya project where homes and apartments are to be constructed was impacted with methane and certain volatile organic compounds (collectively “compounds”). These types of compounds commonly exist in soil vapor and can be mitigated through the construction process. We are working with local authorities and have developed measures to fully mitigate the effect of the impacted soil vapors where they have been detected. The apartment site has been mitigated and the number of homes that will need mitigation is to be determined as further investigation is conducted while development progresses. Costs associated with mitigation during the homebuilding process will be shared with the builders through our Builder LLCs. For additional information concerning governmental and environmental matters, see “Government Regulations: and “Environmental Compliance” below.

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC. Additionally, we are responsible for the remaining cost of developing the community infrastructure with funding guaranteed by us under the respective operating agreements for which we received a capital credit of $78,600,000 ("Cost Cap"), and we are responsible for any costs in excess of this limit to complete the community infrastructure. During 2018, the cost of infrastructure improvements in the Village of Escaya that is attributable to the Builder LLCs exceeded the Cost Cap by $9,750,000, and we expect to incur additional costs until we complete our infrastructure obligations. The builders are responsible for the construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

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

The office building and garage are owned in partnership with New York City-based Muss Development Corporation and the hotel is owned in partnership with Muss Development Corporation and Marriott. Brooklyn Renaissance Plaza was originally built in 1998; an additional hotel tower was completed in 2005.  Tenants in the office building include, among others, the King’s County District Attorney’s Office, New York City Board of Education, the United States General Services Administration and the United Federation of Teachers. Certain tenants were the original anchors of the building and their leases were used to secure construction financing for a significant portion of the office building in the form of self-amortizing New York City Industrial Revenue Bonds, which were fully paid off in

2018. On February 28, 2018, Brooklyn Renaissance Holding ("BRP Holding") satisfied, in full, the $8,750,000 principal balance of a portion of the self-amortizing New York City Industrial Revenue Bonds, with the proceeds of a new $198,350,000 fully amortizing 21-year structured lease-back financing. Approximately $157,250,000 of the proceeds was distributed to members of which we received $88,000,000.

Three of our larger tenants in Brooklyn Renaissance Plaza, who currently lease approximately 89,000, 465,000 and 64,000 square feet have agreed to 5-year, 10-year and 15-year lease renewals, respectively, which began in 2018.

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

BRP Leasing

BRP Leasing was the indirect obligor under a lease through October 2018 of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which had been sublet through October 2018. Beginning on November 1, 2018, leasing activities are directly managed by BRP Holding and we recognize income from the former sublease space through BRP Holding under the equity method of accounting.

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

As of December 31, 2018, we have sold 3,436 of the 3,463 combined single family lots and multi-family units.  We have also substantially completed development of the remaining residential single family lots at the San Elijo Hills project, the remaining lots are “premium” lots which are expected to command premium prices, but typically sell at a slower pace. During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, homes on the remaining 58 single family lots at the San Elijo Hills project. The model complex opened in December 2016 and, we sold 24 and 9 of these homes for $38,900,000 and $13,100,000 during 2018 and 2017, respectively.

The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. During 2018, the third phase of the Towncenter, which is a 2.5 acre parcel of land entitled for 12 multi-family units (formerly designated as a church site), sold for $1,600,000. During 2017, the 48,800 square feet of commercial space in phases one and two of the Towncenter and the 12 multi-family units in phase two were sold to a local developer for a cash payment of $5,800,000.

General information about the San Elijo Hills project can be found at www.sanelijohills.com.

Ashville Park

In February 2012, we acquired Ashville Park, a 450-acre master planned community located in Virginia Beach, Virginia, with 451 entitled single family lots, one of which is a visitor's center for $17,350,000.  The project is being developed in phases: the first phase is a development of 91 finished lots ("Village A"), and the second phase is a 164 lot development ("Village B").  The project also includes a junior Olympic size pool and a clubhouse that opened in 2016. As of December 31, 2018, all lots in Village A and Village B were sold.

The entitlement effort to re-plan Villages C, D and E was impacted by a delay within the City of Virginia Beach. In 2014 and 2016, severe storm events caused regional flooding, and large portions of the City of Virginia Beach’s storm water management system did not perform as expected. In 2016, the City of Virginia Beach hired outside civil engineers to study the system and provide possible solutions. The study is now complete and reveals that significant improvements to the storm water management system within the City of Virginia Beach are needed. In August 2018, the City of Virginia Beach approved our plans for 116 homes in Village C. The approval provides that we dedicate approximately 25 acres of land, which we had planned for 44 homes and open space known as Village D, to the City of Virginia Beach to be used as part of the City of Virginia Beach storm water management solution. We are completing improvement plans for Village C and expect to begin development and marketing of lots in 2019.

General information about the Ashville Park project can be found at www.ashvilleparkva.com.

Market Common

The Market Common is located in Myrtle Beach, South Carolina and was acquired in 2014 as part of our acquisition during 2014 of substantially all of the real estate properties, operations and investments of Leucadia National Corporation, now known as Jefferies Financial Group Inc. ("Jefferies") and approximately $14,000,000 of cash (including cash acquired as part of working capital) in exchange for 7.5 million newly-issued unregistered shares of HomeFed common stock (the “Acquisition”). The project is a mixed-used retail, office and residential lifestyle center, including adjacent land for future commercial and residential development. The 114 acre mixed-use development is part of a larger 3,900 acre redevelopment of the Myrtle Beach Air Force Base that was closed in 1993.  The Market Common includes a 346,580 square foot retail center, approximately 40,000 square feet of office space and 195 long term apartment units.  The retail and office space, which opened in 2008, are currently 95% leased.  The long-term apartments are approximately 98% leased.  Tenants in the retail center include: Barnes and Noble, PF Chang’s, Gordon Biersch, Anthropology, Chico’s, Pottery Barn, 810 Bowling and Grand 14 Cinema.

Since 2014, the balance of the residential land has been redesigned to include 204 single family lots of which 159 have been sold and 176 multi-family lots of which 58 have been sold to date. A 15 acre parcel adjacent to this residential land is expected to include a hotel, additional residential and potential retail uses.

General information about The Market Common can be found at www.marketcommonmb.com.

SweetBay Project

The SweetBay project ("SweetBay") is a 700-acre mixed use master planned community located in Panama City, Florida.  The project is a bay front planned community with over five miles of shoreline at the site of the former Panama City-Bay County International Airport.  SweetBay is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, a marina with approval for 117 wet slips and 240 dry docks, as well as an extensive trail system, neighborhood parks and the new site of University Park Charter Academy.  The school opened in 2012 in cooperation with Florida State University-Panama City and has relocated to the renovated former airport terminal building which currently provides space for 330 full-time K thru 5 students, eventually expanding to 536 students.  The enrollment of the school is oversubscribed; however future residents of SweetBay will have an enrollment preference for up to 50% of the available seats.  For the 2018-2019 school year, 29 student seats have been reserved for residents of SweetBay.  We may increase or decrease the number of reserved seats for SweetBay residents in an annual notice to the school prior to commencement of the following school year. The financial contribution for reserved student seats is an amount equal to the state funding per student as determined by the Bay County School District and the State of Florida.

Entitlements include a Development Agreement with a 30-year term that sets forth the obligations between SweetBay and Panama City, the local jurisdiction for project approvals. Panama City and Bay County are considered a recovering housing market, with SweetBay being the first and only entitled master planned community of its size in its market area.

Development has begun in the initial portion of the first phase of the community consisting of 252 single family homes, with 10 models, a welcome center, a community pool and a sport court. Since the opening in 2016, 131 single family homes have been sold as of December 31, 2018.

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

We previously reported that we may not develop the Pacho Property unless we are able to obtain fee title from PG&E within a reasonable period of time. The original 99-year lease term to the Pacho Property expires in 2067. The lease includes an option to renew it for an additional 99-year term.

We have made no progress in obtaining the fee title from PG&E. Moreover, because of questions recently raised in the media as to whether the term of our leasehold validly runs until 2166 (including the option term), in August 2018 we notified PG&E that we formally exercised the renewal option and that we intend to commence a declaratory relief proceeding to confirm our leasehold is valid until 2166 and is not rendered shorter by the provisions of California Civil Code section 718. In September 2018, PG&E responded and asserted for the first time that it contends California Civil Code section 717 ends the lease in 2019, which we are disputing.

We concluded that our Pacho leasehold was impaired and recorded a $17,450,000 pre-tax charge (the entire carrying value of the leasehold), of which $1,750,000 is attributable to the non-controlling interest in the third quarter of 2018.

On February 1, 2019, we filed a Complaint for Declaratory Relief and Quiet Title in the San Francisco Superior Court against the lessor, Eureka Energy Company, asking for a determination that the initial term of the lease is valid and enforceable through December 26, 2067 and that the option to renew the lease for an additional 99 years is valid through December 26, 2166. Eureka Energy Company is a wholly owned subsidiary of PG&E. The following day, PG&E filed for bankruptcy protection. Eureka Energy Company was not identified as a debtor in the PG&E bankruptcy. If we are unsuccessful in obtaining a favorable ruling on our claims for declaratory relief, then we believe that we will have recourse to pursue our unrecognized claims against the insurer of the leasehold title and the real estate counsel that represented us in our 2014 purchase of the leasehold interest. However, there is no assurance that we will be successful in these matters.

Other

In December 2018, we formed a joint venture partnership, Carlsbad Village 80, LLC ("Carlsbad Joint Venture"), with JM Carlsbad Village, L.P., to pursue acquisition and possible development of 1.74 acres of land in Carlsbad, CA. We contributed $700,000 for a 90% equity interest in the joint venture. The proceeds were used for a refundable option deposit to acquire the parcel of land.

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

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 2013, upon receipt of required approvals, we commenced remediation activities on approximately 30 acres of undeveloped land owned by Flat Rock Land Company, LLC (“Flat Rock”), a subsidiary of Otay Land Company, LLC (“Otay”). The remediation activities were completed in February 2013.  We received final approval of the remediation from the County of San Diego Department of Environmental Health in June 2013.  Otay and Flat Rock commenced a lawsuit in California

Superior Court seeking compensation from the parties who Otay and Flat Rock believe are responsible for the contamination of the property. In February 2015, the court denied us any recovery. We filed an appeal of this decision, and the Fourth District Court of Appeals affirmed in part and reversed in part the judgment and remanded the matter to the trial court for further proceedings. See Note 13 to our consolidated financial statements for more information.

Farming

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

Financial Information about Segments

Our reportable segments consist of the consolidated operating units identified above other than the farming segment, which we no longer report due to the sale of the Rampage property in January 2018. Equity method investments include equity interests in other entities that we account for under the equity method of accounting and are not consolidated. Financial information regarding our reportable segments is contained in Note 16, Segment Information, in our consolidated financial statements.

Available Information

The Securities Exchange Commission (the “SEC”) maintains an internet site that contains reports, proxy, information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The following documents and reports are available on or through our website (www.homefedcorporation.com) as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC as applicable:
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

Recent U.S. tax legislation may have a material adverse effect on our financial condition, results of operations and cash flows. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. This legislation has made significant changes to the U.S. Internal Revenue Code, including the taxation of U.S. corporations by, among other things, limiting interest deductions, limiting deductibility of certain executive compensation, reducing the U.S. corporate income tax rate, disallowing certain deductions that had previously been allowed, altering the expensing of capital expenditures, adopting elements of a territorial tax system, assessing a repatriation tax or "transition tax" on undistributed earnings and profits of U.S. owned foreign corporations, and introducing certain anti-base erosion provisions. The legislation is highly complex and remains unclear in certain respects and will require final interpretations and regulations by the Internal Revenue Service and state tax authorities. Additionally, the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. Thus, the impact of certain aspects of the legislation on us could have an adverse impact on our financial condition, results of operations and cash flows. See Note 11, Income Taxes, to our consolidated financial statements for more information.

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

Our business and operations could suffer in the event of system failures or cyber security attacks. Our systems are vulnerable to damage from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, including computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could also result in a violation of applicable privacy and other laws, unauthorized access to information owned by the Company or third parties, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. We could also be negatively impacted by similar disruptions to the operations of our vendors or outsourced service providers.

Significant influence over our affairs may be exercised by our principal stockholders who could impact our business. As of February 12, 2019, Jefferies is the beneficial owner of an aggregate of 10,852,123 shares of our common stock or approximately 70% of our common stock outstanding.  In addition, our other significant stockholders include our Chairman, Joseph S. Steinberg (approximately 5.0% beneficial ownership, including ownership by trusts for the benefit of his respective family members, but excluding Mr. Steinberg's private charitable foundation) who is also Chairman, a director and a significant stockholder of Jefferies.  Pursuant to a stockholders' agreement with the Company, Jefferies has agreed that to the extent its ownership of shares of our common stock exceeds 45% of the outstanding voting securities of the Company, Jefferies will limit its vote to no more than 45% of the total outstanding voting securities voting on any matter, assuming all of the total outstanding voting securities not owned by Jefferies vote on such matter.  This concentration of equity ownership may delay or prevent a change in control of our Company and may make some transactions more difficult without the support of Jefferies.  In addition, the interests of our significant stockholders may not always coincide with the interests of other stockholders.

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

Cancellation of the EB-5 Program, significant changes in the program guidelines, or the inability to successfully raise capital under the program may adversely affect our ability to complete capital improvements at our projects and could adversely impact our operations. The current EB-5 Program expires on September 30, 2019. Though the program has been regularly extended since inception, there is no guarantee that it will be approved for future extensions. In addition, the program guidelines may change which may adversely impact our ability to raise capital under the program. We intend to fund the Village of Escaya project in part by raising funds under the program. Delay in extension of the program or changes in the program guidelines may adversely impact our ability to fund the improvements necessary to complete the project.

Our construction loan agreements require us to comply with various covenants and the failure to comply with the covenants and conditions imposed by our loan agreements could restrict future borrowing or cause our debt to become immediately due and payable.  Our loan agreements include provisions for timely payment of principal and interest and to comply with various covenants, including covenants regarding financial ratios and limitations on the number of homes that may be under construction during the term of the loan.  If we fail to make timely payment of principal and interest when due (subject to grace periods, if any) or fail to comply with covenants, we may be considered in default and the lender may cease future funding and amounts outstanding under the loans could become immediately due and payable, which could have a material adverse impact on our consolidated financial condition.

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

Item 1B.  Unresolved Staff Comments.
Not applicable.

Item 2.  Properties.

At December 31, 2018, we are the developer of various real estate properties, all of which are described under Item 1. Business under our Real Estate segment disclosure. Our real estate had an aggregate book value of approximately $366,200,000 at December 31, 2018.

We lease 12,755 square feet for our corporate headquarters which is located at 1903 Wright Place, Suite 220, Carlsbad, California 92008.  We rent office space at our corporate headquarters to Jefferies for an annual rent of $15,000, payable in twelve equal monthly installments.

BRP Leasing leased 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which had been sublet through October 2018.

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

	High	Low
2017
First Quarter	$48.00	$43.00
Second Quarter	44.80	43.00
Third Quarter	45.50	41.52
Fourth Quarter	51.80	43.10
2018
First Quarter	$57.26	$49.75
Second Quarter	57.00	52.00
Third Quarter	55.00	49.75
Fourth Quarter	52.00	32.65

2019
First quarter (through February 12, 2019)	$39.25	$34.09

The over-the-counter quotations reflect inter-dealer prices, without retail mark up, markdown or commission, and may not represent actual transactions. On February 12, 2019, the closing bid price for our common stock was $34.64 per share. As of that date, there were 341 stockholders of record. No parent company dividends were paid during 2018 or 2017 to HomeFed common shareholders. We do not have a regular dividend policy, and whether or not to pay dividends is subject to the discretion of our Board of Directors.

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

The transfer agent for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York 10038.

In July 2004, the Board of Directors approved the repurchase of up to 500,000 shares of our common stock.  As of December 31, 2018, 104,591 common shares remain available for repurchase under this program. The shares may be purchased from time to time, subject to prevailing market conditions, in the open market, in privately negotiated transactions or otherwise.  Any such purchases may be commenced or suspended at any time without prior notice.

We did not purchase any of our common shares during the fourth quarter of 2018.

See "Equity Compensation Plan Information" in Item 12 of Part III below.

Stockholder Return Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Homebuilding-500 Index for the period commencing December 31, 2013 to December 31, 2018. Index data was furnished by Standard & Poor’s Capital IQ.  The graph assumes that $100 was invested on December 31, 2013 in each of our common stock, the S&P 500 Index and the S&P 500 Homebuilding Index and that all dividends were reinvested.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2013
2014
2015
2016
2017
2018
HomeFed Corporation
S&P 500 Index
S&P 500 Homebuilding Index

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec13	Dec14	Dec15	Dec16	Dec17	Dec18
HomeFed Corporation	100	122.95	93.03	122.95	142.76	103.83
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
S&P 500 Homebuilding Index	100	111.43	120.95	110.32	191.24	129.56

Item 6.  Selected Financial Data.

The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7 of this Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
Revenues	$140,571	$114,508	$86,947	$69,538	$59,505
Expenses	150,336	122,115	90,084	61,257	54,066
Net income (loss) (a)	(1,505)	10,989	32,844	6,503	4,732
Net income (loss) attributable to HomeFed Corporation common shareholders (a)	(68)	10,931	32,565	5,835	3,886
Basic earnings (loss) per share (a)	$(0.00)	$0.71	$2.11	$0.38	$0.29
Diluted earnings (loss) per share (a)	$(0.00)	$0.71	$2.11	$0.38	$0.29

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$63,053	$40,415	$53,140	$66,676	$61,495
Investments available for sale	—	—	—	—	35,898
Real estate held for development	328,239	311,664	297,665	301,683	143,301
Real estate held for investment, net	37,962	38,022	42,536	43,347	45,184
Total assets	594,008	607,947	578,213	555,311	433,189
HomeFed Corporation shareholders’ equity	455,147	452,264	440,057	406,381	399,895
Shares outstanding	15,500	15,474	15,449	15,408	15,388
Book value per share (b)	$29.36	$29.23	$28.48	$26.37	$25.99

(a) On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986. The Tax Act revises the U.S. Corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21% and adopting a territorial income tax system. We have evaluated the impact that the Tax Act will have on both our Consolidated Balance Sheets and Consolidated Statements of Operations. At that time, based on information currently available, results for the fourth quarter of 2017 reflect a provisional expense of $2,150,000. In 2018, we completed our determination of the accounting implications of the Tax Act, and no material adjustment was necessary.

During 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,700,000 reduction to unrecognized tax benefits. The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2014, and with respect to California state income tax returns through 2013. We are currently under examination by the City of New York for the year ended 2014. We do not expect that resolution of this examination will have a significant effect on our consolidated financial position, but it could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

During 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. As a result, $31,850,000 of the deferred tax valuation allowance was reduced as a credit to income tax expense during 2016. For the years ended December 31, 2015 and 2014, we decreased our deferred tax valuation allowance by recording a decrease to our income tax provision of $1,550,000 and $900,000, respectively.

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

Results of Operations

We currently have two reportable segments—real estate and corporate.  Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development. Real estate also includes contract service revenues, contract service expenses and the equity method investments in BRP Holding, BRP Hotel, RedSky JZ Fulton Investors and the Builder LLCs in the Otay Land project. Corporate primarily consists of investment income and overhead expenses. Our farming segment, which we no longer report, consisted of the Rampage property which included an operating grape vineyard and an almond orchard under development which was sold in January 2018. Revenue from the sale of the Rampage property is included in our real estate segment.

Revenues were $140,600,000 for 2018 versus $114,500,000 for 2017. The four main drivers for 2018 were home and land sales at the San Elijo Hills project of $40,500,000, the sale of Rampage of property for $26,000,000, home and land sales at the SweetBay project of $19,100,000 and contract service revenues related to the Builder LLCs at the Otay Land project. Loss from operations before income from equity method investments was $9,800,000 for 2018 as compared to $7,600,000 for 2017. Excluding the real estate impairments during 2018 of $20,000,000 (of which $17,450,000 relates to the Pacho Project), the increase in income from operations before income from equity method investments can be primarily attributed to the gain on the sale of Rampage property of approximately $17,300,000.

Certain information concerning our segments for the years ended 2018, 2017 and 2016 is presented in the following table.

	2018		2017	2016
	(in thousands)
Revenues:
Real estate	$140,559		$110,989	$82,499
Farming	—		3,507	4,436
Corporate	12		12	12
Total consolidated revenues	$140,571		$114,508	$86,947

Income (loss) from continuing operations before income taxes and noncontrolling interest
Real estate	$11,239	(1)	$14,497	$9,405
Farming	—		(342)	462
Corporate	(13,298)		(12,098)	(9,212)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$(2,059)		$2,057	$655

(1) Includes $20,000,000 of impairment charges during 2018 of which $17,450,000 relates to the write-down of our Pacho leasehold, $1,800,000 relates to the write-down at the SweetBay project and $750,000 relates to the write-down at our Maine project.

Real Estate

Otay Land Project:

We sold a .88 acre parcel of land at the Otay Ranch project during 2018, which will be used for a gas station, for $1,200,000, of which $1,050,000 was recognized at the time of sale related to delivery of the improved land and of which $150,000 is deferred related to a performance obligation to complete an access road subsequent to closing. Cost of sales of $1,050,000 was recorded related to the delivery of the land.

In October 2018, we received $1,550,000 from a neighboring land owner to complete mitigation improvements on approximately 2 acres of land in the Otay River Valley on their behalf in conjunction with our mitigation improvements associated with our development in Otay. As of December 31, 2018, we recorded $650,000 as contract service revenues and $650,000 as contract service expenses. The remaining $900,000 is deferred as a contract liability and will be recognized as performance obligations are completed over time.

During 2017, we sold seven acres of open space mitigation land for $250,000 to another developer who needed it to satisfy their mitigation land requirement. Cost of sales was $20,000 for 2017. The grand opening at the Village of Escaya occurred in June 2017. As of February 12, 2019, 393 homes were sold, and 83 homes are under contract.

Of the $30,000,000 in cash proceeds we received from the builders at closing of HomeFed Village III Master, LLC, $22,800,000 was recognized as revenue from sales of real estate and cost of sales during 2016. At the time of sale, a contract liability of $7,200,000 was recorded. As development costs were incurred, the contract liability balance was reduced. Profit will be recognized when we have sufficient evidence to reasonably estimate profits on the land sale and ongoing development activities. At that point, cumulative profit to date will be recognized as a change in estimate.

Contract service revenues and expenses were $30,200,000, $35,850,000 and $13,200,000 for 2018, 2017 and 2016, respectively. Under our agreements, we are responsible for the remaining cost of developing the community infrastructure but we also are entitled to receive up to $78,600,000 as reimbursement of development costs through the sale of homes at the Village of Escaya. However, we are also responsible for any costs in excess of this limit to complete the community infrastructure.

During the early course of development while constructing the primary access road to the Village of Escaya, we discovered the presence of underground perched groundwater that was impacted with certain petroleum byproducts. We are working with regulatory agencies to investigate the matter and have developed mitigation measures, which are being mitigated through the construction process. Further investigation disclosed that soil vapor in a portion of the Village of Escaya project where homes and apartments are to be constructed was impacted with methane and certain volatile organic compounds (collectively “compounds”). These types of compounds commonly exist in soil vapor and can be mitigated through the construction process. We are working with local authorities and have developed measures to fully mitigate the effect of the impacted soil vapors where they have been detected. The apartment site has been mitigated, and the number of homes that will need mitigation is to be determined as further investigation is conducted while development progresses. Costs associated with mitigation during the homebuilding process will be shared with the builders through our Builder LLCs.

General and administrative expenses increased by $1,300,000 for 2018 as compared to 2017 due to a $1,100,000 increase in legal expenses, a $200,000 increase in marketing expansion of the EB-5 program to additional countries, and a $200,000 increase in professional fees related to the EB-5 program. Marketing expenses also decreased by $200,000 related to the grand opening in 2017 at the Village of Escaya.

General and administrative expenses increased by $1,200,000 in 2017 as compared to 2016 which includes a $1,250,000 increase in marketing expenses related to the initial launch of the Village of Escaya, a $200,000 increase for the marketing expenses for the EB-5 Program and a $150,000 increase in legal expenses related to the Village of Escaya. It also reflects a decrease of $400,000 for legal fees related to the Flat Rock litigation (see Note 13 for more information).

San Elijo Hills Project:

For the three years ended December 31, we have closed on sales of real estate as follows:

	2018	2017	2016
Number of units sold:
Single family lots	—	—	27
Single family homes	24	9	—
Sales price, net of closing costs:
Single family lots	$—	$—	$14,600,000
Single family homes	$38,900,000	$13,100,000	$—
Towncenter	$1,600,000	$5,800,000	$—

Revenues recognized at closing were $40,500,000, $18,800,000 and $11,300,000 for 2018, 2017 and 2016, respectively. During 2018, 2017 and 2016, cost of sales of real estate aggregated $33,150,000, $18,500,000 and $6,950,000, respectively.

Prior to the new revenue recognition standard adopted on January 1, 2018, a portion of the revenue from sales of real estate was deferred and was recognized as revenues upon the completion of certain improvements, including costs related to common areas which we were obligated to make to lots sold under the percentage of completion method of accounting. Revenues include previously deferred amounts of $3,150,000 and $800,000 for 2017 and 2016, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $300,000, $450,000 and $300,000 for the years ended December 31, 2018, 2017 and 2016, respectively. We record these fees pursuant to contractual agreements, which was generally when builders sell homes prior to the new revenue recognition standard adopted on January 1, 2018 and over time as performance obligations are satisfied by us under the new revenue recognition standard. The fees are based upon a fixed percentage of the homes’ selling price.

General and administrative expenses increased by $400,000 for 2018 as compared to 2017 primarily due to a $250,000 loss on the extinguishment of debt during 2018 and increased marketing efforts of $150,000 during 2018 to promote the homes available for sale.

Depreciation and amortization expenses decreased by $100,000 for 2017 versus 2016 primarily due to the sale of phase one of the Towncenter during the first quarter of 2017.

Ashville Park:

For the years ended December 31, 2018, 2017 and 2016, we have closed on sales of real estate as follows:

	2018	2017	2016
Number of units sold:
Former visitor center	—	—	1
Sales price, net of closing costs:
Former visitor center	$—	$—	$550,000

Revenues recognized at closing were $550,000 for 2016.  Since we are obligated to complete certain improvements to the lots sold, a portion of the revenue from sales of real estate is deferred, and is recognized as revenues upon the completion of the required improvements to the property, including costs related to common areas, under the percentage of completion method of accounting.  Prior to the new revenue recognition standard adopted on January 1, 2018, revenues also include previously deferred amounts of $30,000 and $500,000 for 2017 and 2016, respectively.

Cost of sales of real estate aggregated $20,000 for 2017 and $450,000 for 2016. Cost of sales was recognized in the same proportion to the amount of revenue recognized under the percentage of completion method of accounting.

Revenues from sales of real estate also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $10,000, $100,000 and $200,000 for 2018, 2017 and 2016, respectively.

We recorded co-op marketing and advertising fee revenue of approximately $100,000, $150,000 and $250,000, respectively, for the three years ended December 31, 2018, 2017 and 2016.  We record these fees pursuant to contractual agreements, which was generally when builders sell homes prior to the new revenue recognition standard adopted on January 1, 2018 and over time as performance obligations are satisfied by us under the new revenue recognition standard. The fees are based upon a fixed percentage of the homes’ selling price.

The Market Common:

For the years ended December 31, 2018, 2017 and 2016 the rental activity includes:

	2018	2017	2016
Rental income	$10,200,000	$10,600,000	$9,450,000
Amortization of lease intangibles included in rental income	(300,000)	(400,000)	250,000
Adjustment for straight-line rental income	(200,000)	(100,000)	(50,000)

Rental operating expenses	$4,800,000	$4,950,000	$5,600,000

During the fourth quarter of 2016, Piggly Wiggly closed its supermarket due to economic hardship with several years remaining on its lease. As a result, we had a decline in rental income in 2016 as compared to 2015 because we had to write-off our intangible asset related to their above market lease contract and tenant improvement incentives which aggregated $750,000. Rental income for 2017 includes $400,000 pursuant to a termination payment received from Piggly Wiggly in June 2017. During the fourth quarter of 2017, we signed a new tenant to operate an upscale entertainment facility including bowling alleys with food and bar accommodations. The lease commenced on July 1, 2018 with a 10-year lease term.

For the years ended December 31, 2018, 2017 and 2016 we have closed on sales of real estate as follows:

	2018	2017	2016
Number of units sold:
Single family lots	17	38	38
Multi-family lots	8	15	10
Sales price, net of closing costs:
Single family lots	$850,000	$1,800,000	$1,750,000
Multi-family lots	200,000	375,000	250,000

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue for profit sharing with a homebuilder of $600,000, $1,250,000 and $1,600,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Cost of sales of real estate were $900,000, $1,900,000 and $1,900,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

General and administrative expenses decreased by $300,000 for 2017 as compared to 2016 primarily due to the reversal of $200,000 of certain fees previously accrued regarding an uncertain tax liability that was successfully resolved during 2017 and decreased by $100,000 due to lower legal activity at the project.

Depreciation and amortization expenses decreased by $650,000 for 2018 periods versus 2017 due to certain depreciable and amortizable assets becoming fully depreciated during 2018.

Depreciation and amortization expenses decreased by $1,300,000 for 2017 versus 2016 primarily due to certain depreciable and amortizable assets being fully depreciated over the course of 2017 and 2016 and the write-off of lease intangibles and other assets related to Piggly Wiggly's lease during 2016.

Maine projects:

There were no sales of real estate for 2018 and 2017.  During 2016, we closed on the sale of three lots at Rockport, Maine and one home at Northeast Point, Maine for aggregate cash proceeds of $650,000.

During 2018, we concluded that our real estate in Maine was partially impaired due to a recent weakness in local housing market conditions. We recorded a write-down of $750,000 and thus reducing the carrying value to $3,300,000 which we believe reflects the fair value of the property.

SweetBay project:

We sold 47 single family homes for $17,100,000 for 2018. Cost of sales of real estate was $16,200,000 for 2018. During 2018, we received and recognized an additional $2,000,000 as sales of real estate due to a court determination of the final purchase price of land related to the 2016 sale of seven acres of land to the Florida Department of Transportation to be used for the expansion of State Road 390.

We sold 71 single family homes for $24,850,000 during 2017. Cost of sales of real estate was $24,750,000 for 2017. Pre-tax income for 2017 was weak due to increased home building costs and includes a reserve for a potential loss of $100,000 that was recorded related to home sales under contract which closed during 2018.

General and administrative expenses increased by $650,000 for 2018, respectively as compared to 2017 primarily due to increased marketing efforts related to the release of additional homes available for sale and expanding advertising efforts to a broader market. The 2018 period also includes an increase of $100,000 of professional fees related to advice on product positioning.

General and administrative expenses decreased by $100,000 for 2017 as compared to 2016, primarily due to a reduction in marketing activity which reflects the lower level of inventory available for sale during 2017.

Depreciation and amortization expenses decreased by $100,000 during 2018 versus 2017 primarily due to buildings and other fixed assets becoming fully depreciated during early 2018.

In October 2018, Hurricane Michael passed through Panama City, Florida causing damage to the SweetBay project. The SweetBay project was adversely impacted by the hurricane, and we recorded a write-down of $1,800,000. During the fourth quarter of 2018, one of our insurance carriers assessed the damages and finalized one of our claims for $4,250,000. Accordingly, we accrued the $4,250,000 as other income but did not receive the proceeds until January 2019.

Pacho Project:

We previously reported that we may not develop the Pacho Property unless we are able to obtain fee title from Pacific Gas & Electric (“PG&E”) within a reasonable period of time. The original 99-year lease term to the Pacho Property expires in 2067. The lease includes an option to renew it for an additional 99-year term.

We have made no progress in obtaining the fee title from PG&E. Moreover, because of questions recently raised in the media as to whether the term of our leasehold validly runs until 2166 (including the option term), in August we notified PG&E that we formally exercised the renewal option and that we intended to commence a declaratory relief proceeding to confirm our leasehold is valid until 2166 and is not rendered shorter by the provisions of California Civil Code section 718. In September, PG&E responded and asserted for the first time that it contends California Civil Code section 717 ends the lease in 2019, which we are disputing.

We concluded that our Pacho leasehold was impaired (the entire carrying value of the leasehold) and recorded a $17,450,000 pre-tax charge during 2018, of which $1,750,000 is attributable to the non-controlling interest in the third quarter of 2018.

On February 1, 2019, we filed a Complaint for Declaratory Relief and Quiet Title in the San Francisco Superior Court against the lessor, Eureka Energy Company, asking for a determination that the initial term of the lease is valid and enforceable through December 26, 2067 and that the option to renew the lease for an additional 99 years is valid through December 26, 2166. Eureka Energy Company is a wholly owned subsidiary of PG&E. The following day, PG&E filed for bankruptcy protection. Eureka Energy Company was not identified as a debtor in the PG&E bankruptcy. If we are unsuccessful in obtaining a favorable ruling on our claims for declaratory relief, then we believe that we will have recourse to pursue our unrecognized claims against the insurer of the leasehold title and the real estate counsel that represented us in our 2014 purchase of the leasehold interest. However, there is no assurance that we will be successful in these matters.

General and administrative expenses increased by $200,000 for 2018 as compared to 2017 due to increased legal fees.

General administration expenses decreased by $450,000 during 2017 as compared to 2016 due to decreased legal fees.

BRP Leasing:

For the years ended December 31, 2018, 2017 and 2016 the rental activity is as follows:

	2018	2017	2016
Rental income	$11,000,000	$12,900,000	$12,450,000
Amortization of lease intangibles included in rental income	1,400,000	1,650,000	1,600,000
Adjustment for straight-line rental income	350,000	400,000	(100,000)

Rental operating expenses	$10,600,000	$12,100,000	$11,900,000

During the fourth quarter of 2017, we recorded a benefit in regards to the capital tax on our recently filed New York State and New York City tax returns. In addition, we lowered our projected 2017 capital expense based on our 2016 tax return information. As a result, our general and administrative expenses decreased by $1,350,000 in 2017 compared to 2016. General and administrative expenses increased by $500,000 due to increased capital tax expenses incurred during 2018 as compared to the same period in 2017 due to the adjustments made in 2017 which reduced our capital tax obligation.

Farming

Rampage Property:

In January 2018, we closed on the sale of the Rampage property for $26,000,000 which is reflected in the Real Estate segment as mentioned above.

Farming revenues at the Rampage property aggregated $3,500,000 and $4,450,000 for the years ended December 31, 2017 and 2016, respectively.  Farming revenues were generally recognized during the second half of the year when the crop is harvested and sold. The decline in farming revenues during 2017 as compared to 2016 principally due to lower grape yields resulting from an adverse weather event in June 2017.

Farming expenses decreased by $100,000 during 2017 versus 2016 primarily due to lower grape yields resulting in reduced harvesting expenses.

Depreciation and amortization expenses decreased by $300,000 during 2018 versus 2017 due to the sale of the Rampage property in January 2018.

Depreciation and amortization expenses increased by $100,000 during 2017 versus 2016 primarily due to the acquisition of farming equipment related to the almond orchard during 2017.

Interest and other income includes $200,000 for the year ended 2017 from insurance proceeds received under our crop insurance policy for damages incurred from the adverse weather event in June 2017.

Corporate

General and administrative expenses increased by $1,400,000 during 2018 as compared to 2017, primarily due to increases in stock compensation, compensation and benefits expense, professional fees and legal expenses.   Compensation and benefits increased by $500,000 related to higher headcount and increased estimated bonus expense. Professional fees increased by $400,000 for additional costs associated with restating prior period financial statements, adopting new accounting standards, and additional tax planning services and increased by $200,000 for investigation of potential new business transactions. Legal fees increased by $400,000 related to the investigation of potential real estate opportunities. Stock compensation increased by $250,000 related to the grant of RSUs to executive officers in March 2017 and the employee stock option grants on August 4, 2017 (see Note 7 for more information).  When we extinguished the Old Notes during September 2017, a portion of the capitalized issuance costs of approximately $350,000 were immediately expensed as a loss on extinguishment of debt and did not re-occur in 2018.

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

On December 22, 2017, the Tax Act was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are complex in their application. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21% and adopting a territorial income tax system. In connection with our initial analysis of the impact of the Tax Act, we recorded a discrete tax expense of $2,150,000 during 2017. This expense primarily related to the revaluation of our deferred tax assets. In 2018, we completed our determination of the accounting implications of the Tax Act, and no material adjustment was necessary.

For 2018, 2017 and 2016, our income tax benefit was $550,000, $8,950,000 and $32,200,000, respectively.

During 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,700,000 reduction to unrecognized tax benefits. The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2014, and with respect to California state income tax returns through 2013. We are currently under examination by the City of New York for the year ended 2014. We do not expect that resolution of this examination will have a significant effect on our consolidated financial position, but it could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

During 2016, we were able to conclude that it is more likely than not that we will be able to realize the entire portion of our net deferred tax asset. As a result, $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2016.

Liquidity and Capital Resources

On February 19, 2019, we announced that we received a proposal from our majority shareholder, Jefferies, to purchase the remaining common stock of HomeFed not already owned by Jefferies in a transaction that would entail Jefferies issuing two shares of Jefferies common stock for each share of HomeFed’s common stock to be acquired by Jefferies.

Consistent with its fiduciary duties and with the stockholders agreement between HomeFed and Jefferies, the HomeFed Board of Directors has appointed a special committee of independent directors (the "special committee") who, in consultation with independent financial and legal advisors, will carefully review and evaluate Jefferies’ proposal. Jefferies’ proposal is subject to an affirmative recommendation by the special committee and approval by holders of a majority of the outstanding shares of HomeFed common stock not already owned by Jefferies or its affiliates, in addition to any other vote required by applicable law.

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

Consolidated Statements of Cash Flows:
Net cash of $10,750,000 and $27,450,000 was used for operating activities during 2018 and 2017, respectively. For 2018 and 2017, cash was used for payments of federal and state income taxes and real estate expenditures on held for development properties. Real estate development ramped up during 2018 at the Village of Escaya, the SweetBay project and the San Elijo Hills project as infrastructure improvements progressed and as more homes were under construction and completed for sale. During 2018, we spent $9,750,000 related to costs for infrastructure improvements for the Village of Escaya above the $78,600,000 reimbursement limit per the terms of the Builder LLCs' agreements. We also received $13,200,000 during 2018 from distributions from our equity investments in the Builder LLCs. During 2017, we also collected $5,650,000 less cash from the Builder LLCs between what was earned and what we actually received.

Net cash of $55,450,000 was provided by investing activities during 2018 period consisting of a distribution of $82,000,000 from BRP Holding related to mortgage refinancing that was used to fully satisfy our outstanding preferred equity balances for BRP Holding and BRP Hotel. We received proceeds from the sale of Rampage property of $26,000,000 during 2018. We contributed $52,500,000 into RedSky JZ Fulton Investors (see Note 4 for more information) during 2018.

Net cash of $24,750,000 was used for financing activities during 2018 period related to the reduction of debt of $75,000,000 on the Notes and of $10,800,000 related to the construction loans at the San Elijo Hills project and the payment of debt issuances costs of $8,350,000. Net cash provided by financing activities also include the issuance of $58,500,000 principal amount of debt under the EB-5 program and the proceeds from a construction loan of $10,800,000 at the San Elijo Hills project during 2018. Net cash of $14,800,000 was provided by financing activities during 2017 related to net proceeds received of $18,350,000 from the issuance of the 6.5% Senior Notes due 2019 and the EB-5 Program net of cash payments to redeem the 6.5% Senior Notes due 2018. Cash used in 2017 includes payment of costs of $1,650,000 related to the redemption of the 6.5% Senior Notes due 2018, the issuance of the 6.5% Senior Notes due 2019 and EB-5 Program during 2017 and the $1,950,000 distribution to a non-controlling interest related to the San Elijo Hills project.

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

Option payments are non-refundable if we fulfill our obligations under the real estate sales agreements and will be applied to reduce the amount due from the purchasers at closing.  Although these agreements are binding on the purchasers, should we fulfill our obligations under the agreements within the specified timeframes and the purchasers decide not to close, our recourse will be primarily limited to retaining the option payments.

As of December 31, 2018, we had consolidated cash and cash equivalents aggregating $63,050,000.

Subsidiary Liquidity
Information about the Otay Land, RedSky JZ Fulton Investors, San Elijo Hills and Ashville Park projects, The Market Common, SweetBay and our other projects is provided below. Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

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

In March 2018, we entered construction loan agreements of $58,850,000, the proceeds of which will be used for the construction of the town center portion of the Village of Escaya known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments, approximately 20,000 square feet of retail space, and a 10,000 square foot community facility building. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws are permitted under the loan agreement once evidence of our investment into the project reaches $35,000,000, including land value. As of February 12, 2019, no amounts have been drawn under the loan. The loan matures on March 1, 2021 with one 12-month extension subject to certain extension conditions as set forth in the loan agreements.

The grand opening of the Village of Escaya occurred in June 2017, and home sales began in January 2018. As of February 12, 2019, 393 homes were sold, and 83 homes are under contract.

In the fourth quarter of 2018, we entered into an agreement to sell the 10,000 square feet community facility building in the towncenter area of Village of Escaya for $1,900,000, which is expected to close in 2020 upon completion of the building. We have received a $60,000 option deposit, which is non-refundable if we fulfill our obligations under the agreement and will be applied to reduce the amount due from the buyer at closing.

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

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC. Additionally, we are responsible for the remaining cost of developing the community infrastructure with funding guaranteed by us under the respective operating agreements for which we received a capital credit of $78,600,000 ("Cost Cap"), and we are responsible for any costs in excess of this limit to complete the community infrastructure. During 2018, the cost of infrastructure improvements in the Village of Escaya that is attributable to the Builder LLCs exceeded the Cost Cap by $9,750,000, and we expect to incur additional costs until we complete our infrastructure obligations. The builders are responsible for the construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

During the early course of development while constructing the primary access road to the Village of Escaya, we discovered the presence of underground perched groundwater that was impacted with certain petroleum byproducts. We are working with regulatory agencies to investigate the matter and have developed mitigation measures, which are being mitigated through the construction process. Further investigation disclosed that soil vapor in a portion of the Village of Escaya project where homes and apartments are to be constructed was impacted with methane and certain volatile organic compounds (collectively “compounds”). These types of compounds commonly exist in soil vapor and can be mitigated through the construction process. We are working with local authorities and have developed measures to fully mitigate the effect of the impacted soil vapors where they have been detected. The apartment site has been mitigated, and the number of homes that will need mitigation is to be determined as further investigation is conducted while development progresses. Costs associated with mitigation during the homebuilding process will be shared with the builders through our Builder LLCs.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 13 of the financial statements for more information.

EB-5 Program:
We intend to fund our Otay Land project in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services ("USCIS") pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created to stimulate the U.S. economy through the creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Geographic areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on September 30, 2019. Various reforms and bills have been proposed and will be considered by Congress in 2019.

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

Each NCE has offered the units to investors primarily located in China, Vietnam, South Korea and India either directly or through relationships with agents qualified in their respective countries, in which case the NCE will pay an agent fee. Once an investor’s subscription and funds are accepted by the NCE, the investor must file an I-526 petition with the USCIS seeking approval of the investment’s suitability under the EB-5 Program requirements and the investor’s suitability and source of funds. All investments are held in an escrow account and will not be released until the investor files their I-526 petition with the USCIS and we have identified and provided collateral to secure the amount of the funds drawn from escrow. The funds drawn by us under the Village of Escaya EB-5 Program were guaranteed by us until the Village of Escaya project was approved by the USCIS in December 2017 and is collateralized by certain Otay Village property. Each loan term is five years with two one-year options to extend by us. The effective interest rate is approximately 3.5%.

At December 31, 2018, we had a $105,000,000 principal amount outstanding under the EB-5 Program. As of February 12, 2019, we have $1,500,000 and $5,000,000 in escrow for Village of Escaya and Cota Vera, respectively, which cannot be drawn until certain provisions (such as filing of Investor I-526, investor suitability and source of funds) are satisfied.

RedSky JZ Fulton Investors:
We contributed $52,500,000 into RedSky JZ Fulton Investors which is a joint venture partnership consisting of us, RedSky Capital, LLC, a Brooklyn-based real estate developer and JZ Capital Partners Limited, a London-based investment company. The joint venture was formed for the acquisition and possible redevelopment of a development site located on the Fulton Mall corridor in Downtown Brooklyn, New York. The property consists of

15 separate tax lots, divided into two premier development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights.

San Elijo Hills Project:
The Towncenter consists of multi-family residential units and commercial space, which are being constructed in three phases. During 2018, the third phase at the Towncenter, which is a 2.5-acre parcel of land entitled for 12 multi-family units (formerly designated as a church site), sold for $1,600,000. During 2017, the 48,800 square feet of commercial space in phases one and two of the Towncenter and the 12 multi-family units in phase two were sold to a local developer for a cash payment of $5,800,000.

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

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities. This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. Sales began during the second quarter of 2017, and we sold 24 and 9 homes for $38,900,000 and $13,100,000 during 2018 and 2017, respectively. As of February 12, 2019, we have entered into agreements to sell 18 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $32,600,000, which are expected to begin closing in the first quarter of 2019.

As of December 31, 2018, the remaining land at the San Elijo Hills project to be sold or leased consists of 25 dwelling units (combined single and multi-family lots).

In April 2018, we entered into a $31,450,000 loan agreement, the proceeds of which were used for homebuilding under the fee builder arrangement at the San Elijo Hills project. The loan was comprised of a $20,200,000 revolving component and a $11,200,000 non-revolving component, which was drawn at the close of the loan, proceeds of which were $10,300,000, which is net of fees, costs, and interest reserve. The loan was scheduled to mature on October 5, 2019, with one 6-month extension subject to certain extension conditions as set forth in the loan agreement. In August 2018, the principal balance outstanding of $9,050,000 was paid in full. Unamortized issuance costs of $250,000 were expensed during 2018.

Ashville Park Project:
There were no sales of real estate at the Ashville Park project during 2018 and 2017.

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during 2018 and 2017 is comprised of the following:

	2018		2017
	Number of units sold	Revenue from contracts with customers	Number of units sold	Cash Proceeds
Single family lots	17	$850,000	38	$1,800,000
Multi-family lots	8	200,000	15	375,000
Profit sharing agreements	N/A	600,000	N/A	1,250,000

As of February 12, 2019, we have entered into an agreement to sell 45 single family lots for $2,250,000 and 118 multi-family lots for $3,300,000 at The Market Common to a homebuilder. A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes in Phase 1A, which was subsequently amended to add an additional 56 homes in Phase 1B and 69 homes in Phase 1C.

We sold 47 single family homes for $17,100,000 during 2018. As of February 12, 2019, we have entered into agreements to sell 47 single family homes at the SweetBay project for aggregate cash proceeds of $15,700,000 which are expected to close in 2019. During 2018, we received and recognized an additional $2,000,000 as sales of real estate due to a court determination of the final purchase price of land related to the 2016 sale of seven acres of land to the Florida Department of Transportation to be used for the expansion of State Road 390.

In October 2018, Hurricane Michael passed through Panama City, Florida causing damage to the SweetBay project. During the fourth quarter of 2018, one of our insurance carriers assessed the damages and finalized one of our claims for $4,250,000. Accordingly, we accrued the $4,250,000 as income but did not receive the proceeds until January 2019.

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

BRP Leasing was required to keep a minimum of $500,000 on deposit in an escrow account to secure its lease obligations. Our obligation to secure the lease ended in October 2018, and the escrow account has been closed.

As indicated in the table below, at December 31, 2018, our contractual cash obligations consisted of our EB-5 financing, our operating lease and a non-cancellable construction contract for The Residences and Shops at the Village of Escaya.

	Payment Due by Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter

Indebtedness	$105,000,000	$—	$—	$105,000,000	$—
Operating lease, net of sublease income	$2,188,000	$302,000	$694,000	$738,000	$454,000
Non-cancellable construction contract	$45,546,000	$31,817,000	$13,729,000	$—	$—

Capitalized Interest

We began capitalizing interest when we issued our Old Notes on June 30, 2015.  Capitalized interest for the Notes was allocated among all of our projects that are currently under development and capitalized interest for our EB-5 financing was directly allocated to the Village of Escaya. For the years ended December 31, 2018 and 2017, capitalized interest aggregated $4,400,000 and $7,600,000, respectively.

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

As of December 31, 2018, the amount of outstanding bonds for each project is as follows:

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

Profit Recognition on Sales of Real Estate – Under the new Revenue Recognition standard adopted on January 1, 2018, revenues from the sales of real estate are recognized at a point in time when the related transaction is completed.  The majority of our real estate sales of land, lots, and homes transfer the goods and services to the customer ("buyer") at the close of escrow when title transfers to the buyer and the buyer has the benefit and control of the goods and services. If performance obligations under the contract with the customer related to a parcel of land, lot or home are not yet complete when title transfers to the buyer, revenue associated with the incomplete performance obligation is deferred as a contract liability until the performance obligation is completed.

Prior to the adoption of the new Revenue Recognition standard on January 1, 2018, when we had an obligation to complete improvements on property subsequent to the date of sale, we utilized the percentage of completion method of accounting to record revenues and cost of sales. Under percentage of completion accounting, we generally recognized revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred, including an estimate for common areas. Revenues which cannot be recognized as of the date of sale were reported as deferred revenue on the consolidated balance sheets.

We generally believed we could reasonably estimate our future costs and profit allocation in order to determine how much revenue should be deferred. However, such estimates were based on numerous assumptions and required management’s judgment. For example, the estimate of future development costs included an assumption about the cost of construction services for which we had no current contractual arrangement.  If the estimate of these future costs proved to be too low, then we would have recognized too much profit as of the date of sale resulting in less profit to be reported as the improvements are completed. However, our estimates of future development costs that had been used to determine the amount of revenue to be deferred at the date of sale had subsequently been proven to be reasonably accurate.

Due to the length of the development period and the amount of consideration tied to the homes at the Otay project, we determined that we do not yet have sufficient evidence to reasonably estimate profits on land sales and ongoing development activities. Profit will be deferred until we can reasonably estimate it. At that point, any cumulative profit will be recognized as a change in estimate.

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

During 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. As a result, approximately $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2016.

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

If a property is considered impaired, the impairment charge is determined by the amount of the property’s carrying value exceeds its fair value. During 2018, we concluded that our Pacho leasehold was impaired and recorded a$17,450,000 pre-tax charge (the entire carrying value of the leasehold), of which $1,750,000 is attributable to the non-controlling interest. See Note 2 for more information. During 2018, we concluded that our real estate in Maine was partially impaired due to a recent weakness in local housing market conditions. We recorded a write-down of $750,000 and thus reducing the carrying value to $3,300,000 which we believe reflects the fair value of the property. During the fourth quarter of 2018, we evaluated the damage caused by Hurricane Michael to our SweetBay project and recorded a write-down of $1,800,000.
We did not record any provisions for impairment losses during the years ended December 31,  2017 and 2016.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Currently, our market risk arises principally from interest rate risk related to our borrowing activities.

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate Sensitive Liabilities:
Fixed Interest Rate Borrowings	$—	$—	$—	$105,000,000	$—	$—	$105,000,000	$105,000,000
Weighted Average Interest Rate				3.5%

Item 8.   Financial Statements and Supplementary Data.
Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2018. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Prior Material Weakness

We previously identified a material weakness, which is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This was due to the inadequate design of the control specific to complex revenue transactions that involve equity method investments of the Company where there is both an obligation to perform further development combined with an unusual development pattern where costs and profits are difficult to reasonably estimate.

We implemented a new control designed to (i) assess ability to estimate costs associated with performance obligations of each transaction considering risks and complexities of the transaction and related development (ii) determine whether or not profit can be reasonably estimated and if not, profit over a particular transaction is not recorded until it can be reasonably estimated.

The new control identified above has operated for a sufficient period of time and management has concluded, through testing, that the control is operatively effectively. The material weakness previously identified has been effectively remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above under the caption "Remediation of Prior Material Weakness."

Item 9B.  Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of February 12, 2019, our directors and executive officers, their ages, the positions with us held by each of them, the periods during which they have served in such positions and a summary of their recent business experience is set forth below.  Each of the biographies of the current directors listed below also contains information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that our Board of Directors considered in selecting each of them to serve as one of our directors.

Directors

Patrick D. Bienvenue, age 64, has served as a director since August 1998 and was an Executive Vice President of The St. Joe Company from August 2011 to November 2015, a publicly traded company engaged in real estate development, sales and other activities.  From January 1996 until April 2011, Mr. Bienvenue served in a variety of executive capacities with real estate related subsidiaries of Jefferies and was responsible for the entitlement, development and management of these entities and their properties.  Mr. Bienvenue has senior managerial and development experience in the real estate sector.

Timothy M. Considine, age 78, has served as a director since January 1992, serving as Chairman of the Board from 1992 to December 1999. He is now retired from Considine and Considine, an accounting firm in San Diego, California, where he was a partner from 1965 to 2002. Mr. Considine has accounting and managerial experience. Mr. Considine also has experience serving on the boards of private entities.

Brian P. Friedman, age 63, has served as a director since April 22, 2014. Mr. Friedman has served as a director and as President of Jefferies since March 1, 2013. Since July 2005, Mr. Friedman has been a director and executive officer of Jefferies Group, a wholly-owned subsidiary of Jefferies, and has been Chairman of the Executive Committee of Jefferies since 2002. Since 1997, Mr. Friedman has served as President of Jefferies Capital Partners (formerly known as FS Private Investments), a private equity fund management company controlled by Mr. Friedman in which Jefferies has an ownership interest. Mr. Friedman was previously employed by Furman Selz LLC and its successors, including serving as Head of Investment Banking and a member of its Management and Operating Committees. Prior to his 17 years with Furman Selz and its successors, Mr. Friedman was an attorney with the New York City law firm of Wachtell, Lipton, Rosen & Katz. As a result of his roles at Jefferies and Jefferies Group, as well as his management of various private equity funds and the significant equity positions those funds hold in their portfolio companies, Mr. Friedman serves on several boards of directors of subsidiaries and investee companies of Jefferies Group and Jefferies, and since May 2012 has served on the board of directors of Fiesta Restaurant Group, Inc., a public company that owns and operates two restaurant chains. Mr. Friedman served on the board of directors of Carrols Restaurant Group from June 2009 through May 2012. Mr. Friedman has managerial and investing experience in a broad range of businesses, as well as experience serving on the boards and committees of both public and private companies.

Jimmy Hallac, age 48, has served as a director since March 28, 2017 and is a managing director of Jefferies, where he has been employed since 2002. Mr. Hallac also serves on the boards of certain of Jefferies’ portfolio entities, including, FXCM Group LLC, as Chairman, Linkem S.p.A.and Golden Queen Mining Company LLC. Mr. Hallac has managerial and investing experience in a broad range of businesses and has experience serving on the boards of private companies.

Michael A. Lobatz, age 69, has served as a director since February 1995 and has been a practicing physician in San Diego, California since 1981. Dr. Lobatz has managerial experience in both the real estate and healthcare sectors and has experience serving on the boards of private and not-for-profit entities.

Joseph S. Steinberg, age 75, has served as a director since August 1998 and as Chairman of the Board since December 1999.  Mr. Steinberg is Chairman of the Board of Directors of Jefferies, and from January 1979 until March 1, 2013 served as President of Jefferies. Mr. Steinberg is also a director of Jefferies.  He also serves on the board of directors of Spectrum Brands Holdings, Inc. and Crimson Wine Group, Ltd. Mr. Steinberg had previously served as a director of Mueller and Fortescue. Mr. Steinberg has managerial and investing experience in a broad range of businesses through his more than 30 years as President and a director of Jefferies. He also has experience serving on the boards and committees of both public and private companies.

Executive Officers

Christian E. Foulger, age 44, has served as President since February 2018. He was our Vice President of the Company from April 2011 to February 2018 and has been employed by us as a Special Projects Manager since November 2005. Prior to joining us, Mr. Foulger was a Financial Analyst from 1998 to 2000 and Vice President from 2001 to October 2005 for Cottonwood Partners Management, a real estate development and management company in Salt Lake City, Utah.

Paul J. Borden, age 70, has served as Vice Chairman since February 2018 and as a director since May 1998.  He was our President from May 1998 to February 2018. Mr. Borden was a Vice President of Jefferies from August 1988 through October 2000, responsible for overseeing many of Jefferies’ real estate investments.  Prior to working for Jefferies, he had a 16 year career in commercial lending.  Mr. Borden has managerial and development experience in the real estate sector.

John K. Aden, Jr., age 61, has served as Vice President of the Company since May 2012 and has been employed by us as Senior Project Development Manager since May 2012.  Prior to joining us, Mr. Aden was an Executive Vice President from 1998 to April 2012 and Vice President from 1994 to 1997 for The Otay Land Company and JPB Development and Vice President of Community Development from 1989 to 1994 for The Eastlake Company, real estate development companies in San Diego, California.  Mr. Aden is a licensed architect.

Erin N. Ruhe, age 53, has served as Vice President of the Company since April 2000, Treasurer since March 2004 and has been employed by us as Controller since January 1999. Previously, Ms. Ruhe was Vice President since December 1995 and Controller since November 1994 of HSD Venture, a real estate subsidiary of Jefferies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers, directors and greater than 10% beneficial stockholders, we believe that during the year ended December 31, 2018, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Business Practice

We have a Code of Business Practice, which is applicable to all of our directors, officers and employees, and includes a Code of Practice applicable to our principal executive officers (as listed above) and senior financial officers.  Both the Code of Business Practice and the Code of Practice applicable to our principal executive officers and senior financial officers are available on our website. We intend to post amendments to or waivers from our Code of Practice on our website at www.homefedcorporation.com if disclosure is required by applicable law.

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

At our 2018 annual meeting of stockholders, the say-on-pay advisory vote received approval from approximately 99.9% of the shares voted on the matter and the Compensation Committee made no significant changes to our executive compensation program during the year.

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

For Mr. Foulger, the Compensation Committee recognized his leadership role in providing overall direction and oversight to the Company and for focusing on maximizing returns for shareholders. Notable for 2018, Mr. Foulger successfully completed HomeFed’s $125,000,000 Village of Escaya EB-5 raise, oversaw the closing of our newest investment in Brooklyn as well as the refinancing of the Kings County District Attorney condominium at Brooklyn Renaissance Plaza, and negotiated an agreement with the City of Virginia Beach which will allow for further development of Ashville Park.

For Mr. Borden, the Compensation Committee recognized his role in directing and implementing a seamless transition as Mr. Foulger became President in early 2018. In addition to many corporate matters, Mr. Borden’s focus in 2018 included providing direction for several high level development project matters, including litigation matters, related to our SweetBay, Pacho, Otay and San Elijo Hills projects; advancing important initiatives in each.

For Mr. Aden, the Compensation Committee recognized his continuing success in providing senior management support to the project managers. Mr. Aden was responsible for insuring that the deadlines for project improvements were satisfied and for prioritizing tasks to keep projects on schedule. For 2018, the Committee also recognized the continued success of the Village of Escaya, the commencement of construction of our second project within Otay Ranch, Cota Vera, as well as the advancement of our entitlement effort at Fanita Ranch.

For Ms. Ruhe, the Committee again considered her continuing leadership role in managing the Company’s accounting and financial reporting, the treasury and risk management areas, corporate governance and human resources. Additionally, Ms. Ruhe manages the Company’s growing banking and borrowing relationships. She was also recognized for providing continuing managerial support to all of the Company’s projects and corporate operations.

Based upon the foregoing, on December 19, 2018, the Compensation Committee approved annual salary increases (effective January 1, 2019) and discretionary 2018 cash bonuses for each of the Named Executive Officers reflected in the Summary Compensation Table below.

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

In August 2018, pursuant to this automatic grant, each director, including Paul J. Borden, was granted options to purchase 1,000 shares of our common stock with an exercise price of $50.50 per share, which become exercisable at the rate of 25% per year, commencing one year after the date of grant.

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

2014 RSU Plan:
On August 13, 2014, the Board of Directors adopted an RSU Opportunity Plan (the "2014 RSU Plan”) under which 100,000 shares of Common Stock were authorized for issuance under the 2014 RSU Plan to our executive officers. Participants were eligible for RSU awards based on satisfaction of performance criteria established by the Board of Directors in 2014. The performance period under the 2014 RSU Plan ended on December 31, 2016. The Board of Directors evaluated the participants' performance against the performance criteria and awarded an aggregate of 75,000 RSUs to the participants on March 15, 2017. Fifty percent of the RSU award under the 2014 RSU Plan vested on December 31, 2017, and the remaining fifty percent vested on December 31, 2018, to those executive officers who were continuously employed by the Company through the applicable vesting date.

The 2014 RSU grant consists of two settlement features:

(1) 45,000 RSUs settled through the issuance of shares of Common Stock within 30 days of each vesting date; this component is classified as an equity award. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. On each of December 31, 2017 and 2018, 22,500 RSUs vested and were distributed at the beginning of the following year to our executive officers; stock compensation expense for this component of the award was $1,000,000 for each of 2018 and 2017.

(2) 30,000 RSUs settled in cash based on the average closing price over a period of 10 trading days immediately preceding the date of declaration which must occur within 30 days of the respective vesting date. This component is classified as a liability award, which required us to measure the fair value of the award at the end of each reporting period. On each of December 31, 2017 and 2018, 15,000 RSUs vested and settled in cash during January 2018 and January 2019. Stock compensation expense for this component of the award was $600,000 and $750,000 for 2018 and 2017, respectively.

Other Benefits; Executive Perquisites

Medical and life insurance benefits and matching contributions to our 401(k) plan are available to employees generally.

Mr. Borden maintains his primary residence in New Jersey.  We reimburse him for costs of maintaining a temporary residence in California, airfare to and from his primary residence and transportation costs including the personal use of a Company car while in California.  Such reimbursements are considered to be taxable compensation reportable by Mr. Borden under federal income tax rules, which results in a net cash cost to him, even though he does not gain any incremental financial benefit from these reimbursements.  As a result, beginning in 2005, the Board of Directors (without Mr. Borden’s participation) agreed to pay Mr. Borden additional compensation which, after taxes, will provide him with sufficient funds to pay the taxes due on the expense amounts reimbursed by us.  In 2018, we paid Mr. Borden $37,468 with respect to additional taxable compensation reported by Mr. Borden for reimbursements made during 2018.

Mr. Aden receives a monthly car allowance.

No other Named Executive Officers receive perquisites.

CEO Pay Ratio

Our 2018 CEO to median employee pay ratio is 13:1. Our CEO had 2018 annual total compensation of $1,048,055, while our median employee had 2018 annual total compensation of $77,895.

Our CEO to median employee pay ratio is calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining the 2018 W-2 wages for all individuals, excluding our CEO, who were employed by us on December 31, 2018. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions or estimates with respect to total compensation, but we did annualize the compensation for any full-time employees that were hired during 2018 so that we could compare data on a similar basis. We believe the use of W-2 wages for all employees is a consistently applied compensation measure that allowed us to efficiently identify the median employee in order to calculate the CEO pay ratio. We define "total compensation" as the aggregate of salary, bonus, stock awards, option awards, and "all other compensation", as applicable, as set forth in the 2018 Summary Compensation Table below. After identifying the median employee based on total W-2 wages, we calculated annual total compensation in 2018 for such employee using the same methodology we use for our named executive officers as set forth in the 2018 Summary Compensation Table below.

Stock Ownership Requirements

We do not have a formal stock ownership requirement, although one of our directors, Mr. Steinberg, beneficially own approximately 5.0% of our outstanding common stock.

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

Compensation Committee

Joseph S. Steinberg

Summary Compensation Table

				Equity Compensation
Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards (1)	Award (2)	Compensation (3)		Total
Christian E. Foulger,	2018	$350,000	$257,519	$429,030	$—	$11,506	(4)	$1,048,055
President	2017	$245,714	$257,371	$601,313	$157,721	$11,299		$1,273,418
	2016	$240,896	$207,227	$—	$—	$11,084		$459,207

Paul J. Borden,	2018	$398,585	$261,958	$286,020	$13,547	$121,672	(5)	$1,081,782
Vice Chairman	2017	$390,770	$261,723	$400,875	$200,807	$143,829		$1,398,004
	2016	$383,108	$211,493	$—	$10,535	$133,404		$738,540

John K. Aden, Jr.	2018	$326,101	$259,783	$429,030	$—	$17,506	(6)	$1,032,420
Vice President	2017	$319,707	$259,591	$601,313	$157,721	$17,299		$1,355,631
	2016	$313,438	$209,403	$—	$—	$17,084		$539,925

Erin N. Ruhe,	2018	$239,152	$207,175	$286,020	$—	$11,506	(7)	$743,853
Vice President,	2017	$234,462	$207,034	$400,875	$157,721	$11,299		$1,011,391
Treasurer and	2016	$229,865	$206,896	$—	$—	$11,084		$447,845
Controller

(1) This column represents the aggregate compensation earned in 2018 and 2017 under the 2014 RSU Plan. The fair value of award was based on the average closing price over a period of ten trading days immediately preceding the date of declaration which was January 15, 2019 and January 29, 2018 which was within the thirty day window from the December 31st vesting date. See Note 7 to our consolidated financial statements contained herein.
(2) This column represents the grant date fair value of stock options granted to the named executive, including stock options granted to the Vice Chairman for director services, in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 7 to our consolidated financial statements contained herein.
(3) Certain items included in this column (including personal use of company cars) are currently taxable to the Named Executive Officer.  The amount of taxable income for the individual is determined pursuant to Internal Revenue Service rules which may differ from the amounts reflected in this column.
(4)   Consists of contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Foulger, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Foulger.
(5) Consists of non-cash compensation of $38,678 for maintaining a temporary residence in California and $10,196 for airfare to and from his primary residence in New Jersey, $37,468 in additional cash compensation which, after taxes, is intended to provide Mr. Borden with sufficient funds to pay the taxes due on the expense amounts reimbursed by us and director fees from the Company of $24,000. This column also includes transportation and the personal use of a company car while in California and related expenses, as well as contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Borden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Borden.
(6) Consists of a monthly car allowance and contributions made by us to a defined contribution 401(k) plan and life insurance benefits on behalf of Mr. Aden, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Mr. Aden.

(7) Consists of contributions made by us to a defined contribution 401(k) plan, life insurance benefits on behalf of Ms. Ruhe, none of which exceeded the greater of $25,000 or 10% of the total amount of these benefits for Ms. Ruhe.
Grants of Plan-Based Awards in 2018
This table provides information about equity awards granted to our Named Executive Officers in 2018 under our Option Plan. As discussed in the CD&A, in August 2018, Mr. Borden was granted 1,000 options pursuant to the automatic grant to directors under the Option Plan.

	Grant	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Date	Options (1)	Awards ($/share) (2)	Option Awards (3)

Paul J. Borden,	8/8/2018	1,000	$50.50	$13,547
Vice Chairman

(1) This column shows the number of shares of common stock issuable under options granted in 2018.  The options vest and become exercisable in four equal installments beginning one year after the grant date.
(2)    This column shows the exercise price for the stock options granted, which was the closing price of our common stock on the date of grant.
(3) This column shows the grant date fair value of stock options awarded in 2018. The fair value was determined in accordance with GAAP on the grant date, and is being recognized as an expense over the vesting period. For information on the valuation assumptions with respect to this grant refer to Note 7 to our consolidated financial statements contained herein.

Outstanding Equity Awards at Fiscal Year-End
This table provides information on the holdings of option awards by our Named Executive Officers at December 31, 2018.  This table includes exercisable and unexercisable stock options. Options granted to our Named Executive Officers on August 4, 2017, vest and become exercisable in four equal annual installments, commencing one year from the grant date. Options granted to Mr. Borden as a director also vest and become exercisable in four equal annual installments, commencing one year from the grant date.  For additional information about the option awards, see “Long-Term Incentives – Stock Options – Options Awarded to Executive Officers” in the CD&A.

		Option Awards
		Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration Date
Name	Grant Date	Exercisable		Unexercisable

Christian E. Foulger,	8/4/2017	3,125		9,375	$44.00	8/4/2022
President

Paul J. Borden,	6/12/2014	1,000		—	$58.00	6/12/2019
Vice Chairman	7/15/2015	750		250	$47.85	7/15/2020
	7/14/2016	500		500	$40.50	7/14/2021
	8/4/2017	250		750	$44.00	8/4/2022
	8/4/2017	15,000	(1)	—	$44.00	8/4/2022
	8/8/2018	—		1,000	$50.50	8/8/2023

John K. Aden, Jr.	8/4/2017	3,125		9,375	$44.00	8/4/2022
Vice President

Erin N. Ruhe,	8/4/2017	3,125		9,375	$44.00	8/4/2022
Vice President,
Treasurer and
Controller

(1)  In February 2018, the Board of Directors approved the acceleration of vesting of the 15,000 stock options granted to Mr. Borden on August 4, 2017. The option expiration remains unchanged.

Option Exercises in Fiscal 2018

This table provides information for the Named Executive Officers with respect to stock options exercised during 2018, including the number of shares acquired upon exercise and the value realized, each before payment of any applicable withholding taxes.

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise

Paul J. Borden (1)	1,000	$23,250

(1)  Mr. Borden exercised 1,000 stock options on June 15, 2018 with an exercise price of $32.30 per share and a market price of $55.55 per share.

Potential Payment upon Termination of Employment

Under the terms of our current Option Plan, the time within which to exercise vested options may be extended in accordance with the Option Plan, but not beyond the expiration date of the option, for a period of either three months, one year or three years, depending on the triggering event (which are various forms of termination of employment); these triggering events do not result in any acceleration of any unvested options.  For the number of options exercisable by each Named Executive Officer as of December 31, 2018 see the “Outstanding Equity Awards at Fiscal Year-End” table above.
Upon the occurrence of an Extraordinary Event of the Company (as defined in the Option Plan, including a change in control of the Company) all then-outstanding options that have not vested or become exercisable will immediately become exercisable.  Had an Extraordinary Event occurred on December 31, 2018, the named executive officers would not have received any cash proceeds (as determined by multiplying (A) the spread between the $38.00 closing price on December 31, 2018 and the per common share exercise price for each option by (B) the number of common shares covered by previously unvested options).

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
Director Compensation
In 2018, each non-employee director received a retainer of $24,000 for serving on the Board of Directors. In addition, Mr. Considine was paid $26,000 for serving as Chairman of the Audit Committee and Dr. Lobatz was paid $17,000 for serving on the Audit Committee. Under the terms of our Option Plan, each director is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of our stockholders is held each year. The purchase price of the shares covered by such options is the fair market value of such shares on the date of grant. These options become exercisable at the rate of 25% per year commencing one year after the date of grant.  As a result, options to purchase 1,000 shares of Common Stock at an exercise price of $50.50 per share were awarded to each of Messrs. Borden, Bienvenue, Considine, Friedman, Hallac, Lobatz and Steinberg on August 8, 2018. We reimburse directors for reasonable travel expenses incurred in attending board and committee meetings. This table sets forth compensation paid to our non-employee directors during 2018.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	All Other Compensation		Total (3)

Patrick D. Bienvenue	$24,000	$13,547	$154,762	(4)	$192,309
Timothy M. Considine	$50,000	$13,547	$—		$63,547
Brian P. Friedman (5)	$—	$13,547	$—		$13,547
Jimmy Hallac (5)	$—	$13,547	$—		$13,547
Michael A. Lobatz	$41,000	$13,547	$—		$54,547
Joseph S. Steinberg (5)	$—	$13,547	$—		$13,547
(1) This column reports the amount of cash compensation earned in 2018 for Board and committee service.
(2) This column represents the fair value of options granted to directors in 2018 calculated in accordance with GAAP.  Information on the valuation assumptions made when calculating the amounts in this column is found in Note 7 to our consolidated financial statements contained herein.
(3) This table does not include disclosure for any perquisites or other personal benefits for any non-employee director because such amounts did not exceed $10,000 in the aggregate per director.

(4) Mr. Bienvenue received consulting fees from the Company of $127,500 and travel reimbursement of $27,068.  The fees were approved by the Audit Committee in accordance with our Related Person Transaction Policy as defined below.
(5) Mr. Friedman, Mr. Steinberg and Mr. Hallac elected to direct their director fees to Jefferies.
The table below reflects the options which were exercised and the value realized during fiscal 2018 for each of our non-employee directors.

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Patrick D. Bienvenue	1,000	$22,500
Michael A. Lobatz	1,000	$23,250
Joseph S. Steinberg	1,000	$22,450

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans as of December 31, 2018. All outstanding awards relate to our Common Stock.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	193,750	(1)	$39.64	(2)	249,650

Equity compensation plans not approved by security holders	—		—		—
Total	193,750		$39.64		249,650

(1)  Includes shares of 22,500 RSUs that vested on December 31, 2018 but were not issued to the executive officers until January 2019 under the RSU Opportunity Plan (the "2014 RSU Plan”). Excludes 15,000 RSUs that settled in cash in January 2019 under the 2014 RSU Plan.

(2) The weighted average exercise price is calculated including RSUs which have an exercise price of zero. If the weighted average exercise price was calculated including only those awards that have a specific exercise price, the weighted average exercise price for plans approved by security holders would be $44.85.

Present Beneficial Ownership

Set forth below is certain information as of February 12, 2019, with respect to the beneficial ownership determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, of our common stock by (1) each person, who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock, which is our only class of voting securities, (2) each director and nominee for director, (3) each of our Named Executive Officers, (4) the trusts for the benefit of Mr. Steinberg’s children and charitable foundations established by Mr. Steinberg and (5) all of our executive officers and directors as a group.  Unless otherwise stated, the business address of each person listed is c/o HomeFed Corporation, 1903 Wright Place, Suite 220, Carlsbad, California 92008.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Percent of Class

Jefferies Financial Group Inc. (a)	10,852,123	(b)	70.0%	(c)
Beck, Mack & Oliver LLC	1,365,881	(d)	8.8%
John K. Aden, Jr.	16,625	(e)	0.1%
Patrick D. Bienvenue	5,818	(f)	*
Paul J. Borden	28,700	(g)	0.2%
Timothy M. Considine	6,400	(h)	*
Christian E. Foulger	19,125	(e)	0.1%
Brian P. Friedman	2,500	(b)(f)	*
Jimmy Hallac	1,150	(i)	*
Michael A. Lobatz	8,408	(f)	*
Erin N. Ruhe	20,125	(e)	0.1%
Joseph S. Steinberg	775,862	(b)(j)	5.0%
The Joseph S. and Diane H. Steinberg 1992 Charitable Trust	42,381	(k)	0.3%
All Directors and executive officers as a group (10 persons)	857,181	(l)	5.5%
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

(d)  The business address of the beneficial owner is 565 5th Avenue, New York, New York 10017.  Based upon a Schedule 13G filed with the SEC on February 4, 2019, by Beck, Mack & Oliver LLC (“BMO”) and discussions with BMO, the securities reported in BMO’s Schedule 13G are beneficially owned by separate managed account holders which, pursuant to individual advisory contracts, are advised by BMO. Such advisory contracts grant to BMO all investment and voting power over the securities owned by such advisory clients. Beneficial ownership of these common shares, including all rights to distributions in respect thereof and the proceeds of a sale or disposition, is held by the separate, unrelated account holders, and BMO disclaims beneficial ownership of such common shares.
(e)  Includes 3,125 shares that may be acquired upon the exercise of currently exercisable stock options.
(f)  Includes 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.
(g) Includes 17,500 shares that may be acquired upon the exercise of currently exercisable stock options.
(h) Includes 500 shares held by the Seeseeanoh Inc. Retirement Plan.  Mr. Considine and his wife are the sole owners of Seeseeanoh, a real estate company in San Diego, California.  Also includes (i) 3,400 shares held by The Considine Family 1981 Trust, of which Mr. Considine and his wife are trustees and (ii) 2,500 shares that may be acquired upon exercise of currently exercisable stock options.
(i) Includes 250 shares that may be acquired upon the exercise of currently exercisable stock options.
(j) The business address for Mr. Steinberg is c/o Jefferies Financial Group Inc., 520 Madison Avenue, New York, New York 10022. Includes (i) 3,486 shares (less than 0.1%) beneficially owned by Mr. Steinberg’s wife as to which Mr. Steinberg may be deemed to be the beneficial owner, (ii) 89,325 shares (0.6%) owned by trusts for the benefit of Mr. Steinberg’s children and (iii) 2,500 shares that may be acquired upon the exercise of currently exercisable stock options.
(k) Mr. Steinberg and his wife are trustees of the trust. Mr. Steinberg disclaims beneficial ownership of our common stock held by the trust.
(l) Includes 39,625 shares that may be acquired upon the exercise of currently exercisable stock options.

As of February 12, 2019, Cede & Co. held of record 4,673,230 shares of our common stock (approximately 30.1% of our total common stock outstanding). Cede & Co. held such shares as a nominee for broker-dealer members of The Depository Trust Company, which conducts clearing and settlement operations for securities transactions involving its members.

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
Related Person Transactions
On February 19, 2019, we announced that we received a proposal from our majority shareholder, Jefferies, to purchase the remaining common stock of HomeFed not already owned by Jefferies in a transaction that would entail Jefferies issuing two shares of Jefferies common stock for each share of HomeFed’s common stock to be acquired by Jefferies.

Consistent with its fiduciary duties and with the stockholders agreement between HomeFed and Jefferies, the HomeFed Board of Directors has appointed a special committee of independent directors (the "special committee") who, in consultation with independent financial and legal advisors, will carefully review and evaluate Jefferies’ proposal. Jefferies’ proposal is subject to an affirmative recommendation by the special committee and approval by holders of a majority of the outstanding shares of HomeFed common stock not already owned by Jefferies or its affiliates, in addition to any other vote required by applicable law.

In 2015, Mr. Steinberg, the chairman of our Board of Directors, entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased Notes with a value of $5,000,000, or 4%, of the principal amount of the Old Notes issued, which were fully redeemed on September 28, 2017 on the same terms as other redemptions.

On September 27, 2017, Mr. Steinberg entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased Notes with a value of $7,000,000, or 9.3% of the principal amount of the Notes issued (such purchases and redemptions, the “Affiliate Note Transactions”). Mr. Steinberg is considered to be a Related Person under our Policy. Accordingly, the Audit Committee considered the Affiliate Note Transactions and approved, and recommended to the Board the approval of, the Affiliate Note Purchases, which were unanimously approved by the Board (with Mr. Steinberg abstaining from the vote).

Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the the 6.5% Senior Notes due 2019 and the Senior Notes due 2018. Jefferies is a wholly-owned subsidiary of Jefferies Group LLC, a wholly owned subsidiary of Jefferies. Jefferies is our affiliate and a Related Person under the Policy. Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group LLC, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Old Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Old Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies.

We entered into a consulting agreement between us and Patrick Bienvenue, one of our directors, to consult on various projects, primarily SweetBay.  The agreement was approved by the Audit Committee pursuant to the Policy.  During 2018, 2017 and 2016, we paid Patrick Bienvenue $155,000, $39,000 and $10,000, respectively, for his services and travel expenses under this agreement.

We are required to obtain infrastructure improvement bonds primarily for the benefit of the City of San Marcos (the "City") prior to the beginning of lot construction work and warranty bonds upon completion of such improvements in the San Elijo Hills project.  These bonds provide funds primarily to the City in the event we are unable or unwilling to complete certain infrastructure improvements in the San Elijo Hills project.  Jefferies is contractually obligated to obtain these bonds on behalf of the subsidiaries through which the San Elijo Hills project is owned pursuant to the terms of agreements entered into when those subsidiaries were acquired from Jefferies by us.  Those subsidiaries are responsible for paying all third party fees related to obtaining the bonds.  Should the City or others draw on the bonds for any reason, certain of our subsidiaries would be obligated to reimburse Jefferies for the amount drawn. As of December 31, 2018, the amount of outstanding bonds was approximately $650,000, none of which has been drawn upon.

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

Since 1995, Jefferies has been providing administrative and accounting services to us. Under the current administrative services agreement, Jefferies provides services to us for a monthly fee of $15,000 ($180,000 in the aggregate for all of 2018). Pursuant to this agreement, Jefferies provides the services of Mr. Roland Kelly, our Secretary, in addition to various administrative functions.  Mr. Kelly is an officer of subsidiaries of Jefferies. The term of the administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms.  Jefferies has the right to terminate the agreement by giving us not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Jefferies. The agreement has not been terminated by either party.

Jefferies Financial Group Inc., our largest shareholder (“Jefferies”), owns approximately 9.7% of JZ Capital Partners Limited. Joseph Steinberg, our Chairman, may be deemed to own direct or indirect interests in JZ. Combined, Jefferies and Mr. Steinberg own less than 10% of JZ Capital Partners Limited.

The Audit Committee, or the Board or the Independent Committee, as applicable, has approved or ratified each of the foregoing.

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

Audit Fees and Tax Fees

In accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K, the review of financial statements included in our Form 10-Qs, services that are normally provided in connection with statutory and regulatory filings or engagements, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including compliance with regulatory matters, the Sarbanes-Oxley Act, and consulting with respect to technical accounting and disclosure rules. All such services were approved by the Audit Committee. Audit Fees aggregated $945,000 and $700,000 for the years ended December 31, 2018 and 2017, respectively. Additionally, we incurred tax fees for professional services rendered by PwC for tax compliance, tax advice and tax planning of $110,000 in 2018 and $60,000 in 2017.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements - Restated

	Reports of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets at December 31, 2018 and 2017	F-3

	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	F-4

	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F-6

	Notes to Consolidated Financial Statements	F-8

(a)(2)	Financial Statement Schedules.

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

2.3	Contribution Agreement, dated December 10, 2018, by and among Redsky JZ Fulton Holdings, LLC, HF Fulton Street Holdings, LLC, and Redsky JZ Fulton Investors, LLC.

3.1	Restated Certificate of Incorporation, as restated July 3, 1995 of the Company (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the quarter ended September 30, 1995).
3.2	Amended and Restated Bylaws of the Company, as amended through December 14, 1999 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1999).
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

10.1	Development Management Agreement between the Company and Provence Hills Development Company, LLC, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K dated August 28, 1998).
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

10.26
Affiliate Note Purchase Agreement, among HomeFed Corporation, the guarantors party to the 2017 Indenture from time to time and the affiliate investors (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K dated October 2, 2017).

10.27	Information Concerning Executive Compensation (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on December 21, 2018.
10.28	Employment Agreement dated February 28, 2018 between HomeFed Corporation and Paul J. Borden (incorporated by reference to Exhibit 10.31 to our Form 10-Q for the period ended March 31, 2018).

21	Subsidiaries of the Company.

23.1
Consent of PricewaterhouseCoopers LLP with respect to the incorporation by reference into the Company’s Registration Statement on Form S-8 (File No. 333-221471), (File No. 333-198188), (File No. 333-97079) and (File No. 333-175563).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Financial statements from the Annual Report on Form 10-K of HomeFed Corporation for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
*	Furnished herewith pursuant to Item 601(b)(32) of Regulation S-K.

+	Management Employment Contract or Compensatory Plan/Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HOMEFED CORPORATION

March 18, 2019	By /s/	Erin N. Ruhe
Erin N. Ruhe, Vice President, Treasurer and Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 18, 2019	By /s/ Joseph S. Steinberg	Chairman of the Board and Director
Joseph S. Steinberg

March 18, 2019	By /s/ Christian E. Foulger	President
	Christian E. Foulger	(Principal Executive Officer)

March 18, 2019	By /s/ Erin N. Ruhe	Vice President, Treasurer and Controller
	Erin N. Ruhe	(Principal Financial and Accounting Officer)

March 18, 2019	By /s/ Paul J. Borden	Vice Chairman and Director
Paul J. Borden

March 18, 2019	By /s/ Patrick D. Bienvenue	Director
Patrick D. Bienvenue

March 18, 2019	By /s/ Timothy M. Considine	Director
Timothy M. Considine

March 18, 2019	By /s/ Jimmy Hallac	Director
Jimmy Hallac

March 18, 2019	By /s/ Brian P. Friedman	Director
Brian P. Friedman

March 18, 2019	By /s/ Michael A. Lobatz	Director
Michael A. Lobatz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HomeFed Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), of HomeFed Corporation and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 18, 2019

We have served as the Company’s auditor since 1995.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.
HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2018 and December 31, 2017
(Dollars in thousands, except par value)

	December 31,	December 31,
	2018	2017
ASSETS
Real estate held for development	$328,239	$311,664
Real estate held for investment, net	37,962	38,022
Cash and cash equivalents	63,053	40,415
Contract assets	11,084	21,816
Restricted cash	—	2,685
Equity method investments	93,170	123,296
Accounts receivable, deposits and other assets	20,790	21,565
Intangible assets, net	1,054	3,005
Assets held for sale	—	8,422
Net deferred tax asset	38,656	37,057

TOTAL	$594,008	$607,947

LIABILITIES
Accounts payable and accrued liabilities	$38,674	$23,671
Below market lease contract intangibles, net	1,377	1,930
Non-refundable option payments	85	255
Liability for environmental remediation	1,452	1,452
Deferred revenue	—	1,230
Other liabilities	4,617	2,564
Accrued interest payable	72	1,262
Long-term debt, net	88,773	118,213

Total liabilities	135,050	150,577

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,500,246 and 15,474,032 shares outstanding after deducting 398,663 and 397,377 shares held in treasury	155	155
Additional paid-in capital	602,031	600,308
Accumulated deficit	(147,039)	(148,199)
Total HomeFed Corporation common shareholders' equity	455,147	452,264
Noncontrolling interest	3,811	5,106
Total equity	458,958	457,370

TOTAL	$594,008	$607,947

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
December 31, 2018, 2017, and 2016
(In thousands, except per share amounts)

	2018	2017	2016
REVENUES
Sales of real estate	$88,324	$50,622	$46,042
Contract service revenues	30,221	35,865	13,184
Rental income	21,619	23,930	22,717
Farming revenues	—	3,507	4,436
Co-op marketing and advertising fees	407	584	568
	140,571	114,508	86,947

EXPENSES
Cost of sales	60,056	45,198	35,830
Contract service expenses	30,221	35,865	13,184
Provision for losses on real estate	19,957	—	—
Rental operating expenses	15,416	17,122	17,626
Farming expenses	—	3,510	3,596
General and administrative expenses	21,920	16,555	14,695
Depreciation and amortization	2,586	3,685	4,973
Administrative services fees to Jefferies Financial Group Inc.	180	180	180
	150,336	122,115	90,084

Loss before income (losses) from equity method investments	(9,765)	(7,607)	(3,137)

Income (losses) from equity method investments	2,797	9,046	(947)

Income (losses) from operations	(6,968)	1,439	(4,084)

Interest and other income	4,909	618	4,739

Income (loss) before income taxes and noncontrolling interest	(2,059)	2,057	655

Income tax benefit	554	8,932	32,189

Net income (loss)	(1,505)	10,989	32,844

Net (income) loss attributable to the noncontrolling interest	1,437	(58)	(279)

Net income (loss) attributable to HomeFed Corporation common shareholders	$(68)	$10,931	$32,565

Basic and diluted earnings (loss) per common share attributable to HomeFed Corporation common shareholders	$(0.00)	$0.71	$2.11

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the years ended December 31, 2018, 2017 and 2016
(In thousands, except par value)

	HomeFed Corporation Common Shareholders
	Common
	Stock	Additional
	$.01 Par	Paid-In	Accumulated		Noncontrolling
	Value	Capital	Deficit	Subtotal	Interest	Total
Balance, January 1, 2016	$154	$597,922	$(191,695)	$406,381	$10,019	$416,400

Net income			32,565	32,565	279	32,844
Distributions to noncontrolling interest				—	(3,300)	(3,300)
Share-based compensation expense		75		75		75
Exercise of options to purchase common shares, including excess tax benefit		1,036		1,036		1,036

Balance, December 31, 2016	154	599,033	(159,130)	440,057	6,998	447,055

Net income			10,931	10,931	58	10,989
Distributions to noncontrolling interest				—	(1,950)	(1,950)
Share-based compensation expense		1,253		1,253		1,253
Exercise of options to purchase common shares	1	22		23		23

Balance, December 31, 2017	155	600,308	(148,199)	452,264	5,106	457,370
Cumulative effect of the adoption of accounting standards			1,228	1,228		1,228
Balance January 1, 2018, as adjusted	155	600,308	(146,971)	453,492	5,106	458,598

Net loss			(68)	(68)	(1,437)	(1,505)
Contributions from noncontrolling interests				—	142	142
Exercise of options to purchase common shares		97		97		97
Share-based compensation expense		1,626		1,626		1,626

Balance, December 31, 2018	$155	$602,031	$(147,039)	$455,147	$3,811	$458,958

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,505)	$10,989	$32,844
Adjustments to reconcile net income (loss) to net cash used for operating activities:
(Income) Losses from equity method investments	(2,797)	(9,046)	947
Provision (benefit) for deferred income taxes	(2,133)	799	(37,238)
Provision for losses on real estate	19,957	—	—
Share-based compensation expense	2,248	2,004	75
Excess tax benefit from exercise of stock options	—	—	(25)
Depreciation and amortization of property, equipment and leasehold improvements	230	515	516
Gain on sale of Rampage property	(17,293)	—	—
Other amortization	3,483	4,485	6,363
Amortization related to issuance costs and debt discount of Senior Notes	—	—	1,241
Amortization related to investments	—	—	(821)
Loss on the extinguishment of debt	235	356	—
Distributions from equity method investments	13,202	—	—
Development costs in excess of Cost Cap	(9,729)	—	—
Changes in operating assets and liabilities:
Real estate, held for development	(27,954)	(10,799)	(7,443)
Real estate, held for investment	(1,069)	3,180	(393)
Contract assets	10,732	(15,865)	(5,951)
Accounts receivable, deposits and other assets	765	(1,509)	(4,313)
Deferred revenue	—	(3,081)	1,977
Accounts payable and accrued liabilities	1,035	(460)	1,317
Accrued interest payable	(1,190)	1,262	—
Non-refundable option payments	(170)	230	—
Liability for environmental remediation	—	(3)	(11)
Income taxes payable	(237)	(6,524)	(1,659)
Other liabilities	1,431	(3,965)	1,195
Net cash used for operating activities	(10,759)	(27,432)	(11,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Rampage property	26,000	—	—
Proceeds from sales of redeemed investments	—	—	11,424
Investments in equity method investments	(52,550)	(55)	(3,262)
Capital distributions from equity method investments	82,000	—	3,389
Net cash provided by (used for) investing activities	55,450	(55)	11,551

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	69,312	121,500	—
Repayment of debt	(85,812)	(103,145)	(14,581)
Payment of debt issuance costs	(8,335)	(1,653)	(586)
Distributions to noncontrolling interests	—	(1,950)	(3,300)
Exercise of options to purchase common shares	97	23	1,011
Excess tax benefit from exercise of stock options	—	—	25
Net cash provided by (used for) financing activities	(24,738)	14,775	(17,431)

Net increase (decrease) in cash, cash equivalents and restricted cash	19,953	(12,712)	(17,259)

Cash,cash equivalents and restricted cash, beginning of period	43,100	55,812	73,071

Cash,cash equivalents and restricted cash, end of period	$63,053	$43,100	$55,812

		(continued)
The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for income taxes (net of tax refunds)	$1,175	$799	$6,729
Cash paid for interest (net of amounts capitalized)	$—	$—	$—

Non-cash operating activities:
Project development costs incurred that remain payable at year end	$22,911	$16,605	$8,214
Non-cash investing activities:
Land contributed as an investment in Village III Master	$—	$—	$15,150
Non-cash financing activities:
Debt issuance costs incurred but not yet paid	$9,070	$1,748	$—
Cashless exercise of stock options to purchase common shares	$69	$—	$—
Contribution from noncontrolling interest for prepaid expenses	$142	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HomeFed Corporation and Subsidiaries Notes to Consolidated Financial Statements
1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying consolidated financial statements include the accounts of HomeFed Corporation (the “Company,”) and its consolidated subsidiaries. We also own equity interests in Brooklyn Renaissance Plaza, RedSky JZ Fulton Investors and the Builder LLCs, which are accounted for under the equity method of accounting.  We are currently engaged, directly and through our subsidiaries, in the investment in and development of residential and commercial real estate properties in California, Virginia, South Carolina, Florida, Maine and New York. All intercompany balances and transactions have been eliminated in consolidation.
There is no other comprehensive income for the years ended December 31, 2018, 2017 and 2016.
During 2018, other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) guidance on Revenue from Contracts with Customers (the "new revenue standard"). These revenue recognition policy updates are applied prospectively in our financial statements from January 1, 2018 forward using the modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.
Revenue Recognition Policies

Real estate sales revenues:
•Real estate sales revenues are recognized at a point in time when the related transaction is completed.
•Variable consideration, such as profit participation, is included in the transaction price for real estate sales at the point in time when the transaction is completed only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved.

Contract service revenues:
•Contract service revenues are recognized over time as performance obligations are met.

Co-op marketing fee income:
•Co-op marketing fee income is recognized over time as performance obligations are met, generally the term of the master marketing program that relates to the selling period of the associated home product being sold by our customer.

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

Provision (Benefit) for Deferred Income Taxes – We provide for income taxes using the balance sheet approach. We record a valuation allowance to reduce our net deferred tax asset to an amount that we expect is more likely than not to be realized.  If our estimate of the realizability of our deferred tax asset changes in the future, an adjustment to the valuation allowance would be recorded which would impact income tax expense in such period. The valuation allowance is determined after considering all relevant facts and circumstances, and is based, in significant part, on our projection of taxable income in the future.  Since any projection of future profitability is inherently uncertain, changes in the valuation allowance can be expected.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate income tax since 1986 and certain provisions are highly complex in their application. The Tax Act revises the U.S. Corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21% and adopting a territorial income tax system. We have evaluated the impact that the Tax Act will have on both our Consolidated Balance Sheets and Consolidated Statements of Operations. At that time, based on information currently available, results for the fourth quarter of 2017 reflect a provisional expense of $2,150,000. During 2018, the IRS announced that refunds of AMT credits pursuant to the Tax Act would be subject to sequestration. Accordingly, in the third quarter of 2018 we recorded a $1,700,000 increase to our income tax expense related to sequestration on our corporate AMT credits. On January 14, 2019, the Internal Revenue Service announced that refunds of AMT credits will not be subject to sequestration for tax years beginning after December 31, 2017. Consequently, during the fourth quarter of 2018, we reversed $1,700,000 of income tax expense related to our AMT credits. In 2018, we completed our determination of the accounting implications of the Tax Act, and no material adjustment was necessary.

During 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. The primary positive evidence considered was the formation of Village III Master with three national builders to develop and build homes at the Otay Land project and the projections of taxable income from the Otay Land and other of our projects. In addition, our minimum tax credits have no expiration. As a result, we were able to conclude that it was more likely than not that we will be able to realize the entire portion of our net deferred tax asset; accordingly, approximately $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2016.

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

We record interest and penalties, if any, with respect to uncertain tax positions as components of income tax expense. During the third quarter of 2015, resulting from a tax matter related to the acquisition of real estate properties and operations from Leucadia in 2014, we recorded an unrecognized tax benefit of approximately $2,550,000 which is reflected in Other liabilities and a corresponding reduction in our Deferred tax liability. During the fourth quarter of 2015, we increased the unrecognized tax benefit by $400,000 related to this tax matter. In 2016, we increased the unrecognized tax benefit by approximately $1,350,000 related to this tax matter. During 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,700,000 reduction to unrecognized tax benefits.

Provision for Environmental Remediation – We record environmental liabilities when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. During 2002, we recorded a charge of $11,150,000 representing our estimate of the cost (including legal fees) to implement the most likely remediation alternative with respect to approximately 30 acres of undeveloped land owned by a subsidiary of Otay Land Company. The estimated liability was neither discounted nor reduced for claims for recovery from previous owners and users of the land who may be liable, and may increase or decrease based upon the actual extent and nature of the remediation required, the actual cost of the remediation, the expenses of the regulatory process, the costs of post-remediation monitoring requirements, inflation and other items. At December 31, 2018, we have a remaining balance of $1,450,000.

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
If a property is considered impaired, the impairment charge is determined by the amount of the property’s carrying value that exceeds its fair value. During 2018, we concluded that our Pacho leasehold was impaired and recorded a$17,450,000 pre-tax charge (the entire carrying value of the leasehold), of which $1,750,000 is attributable to the non-controlling interest. See Note 2 for more information. During 2018, we concluded that our real estate in Maine was partially impaired due to a recent weakness in local housing market conditions. We recorded a write-down of $750,000 and thus reducing the carrying value to $3,300,000 which we believe reflects the fair value of the property. During the fourth quarter of 2018, we evaluated the damages caused by Hurricane Michael to our SweetBay project and recorded a write-down of $1,800,000.
We did not record any provisions for impairment losses during the years ended December 31, 2017 and 2016.

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

Asset Acquisitions – When an asset acquisition occurs that is not deemed a business combination, the acquired assets including related transaction costs are recorded at cost when cash consideration is used. If the consideration is non-cash, then the recording of the assets is based on the fair value of the assets acquired.

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

Restricted Cash – Restricted cash consisted of amounts escrowed pursuant to the terms of our Purchase Agreement related to BRP Leasing's obligation under the master lease with Brooklyn Renaissance Plaza. Restricted cash also consisted of funds held in an interest bearing bank account serving as collateral for a letter of credit for the benefit of the City of Myrtle Beach related to future development improvements planned at The Market Common.

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

Equity Method Investments –  In situations where we have significant influence, but not control, of an entity we apply the equity method of accounting. Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as income (loss) from equity method investments. The recognition of our share of the investees’ results takes into account any special rights or priorities of investors; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses, and additionally, amortizing the difference between the fair value of the assets at the date of acquisition and the historical book basis over the remaining useful life of each asset, to calculate our share of the investment. Our equity interests in Brooklyn Renaissance Plaza, RedSky JZ Fulton Investors and the Builder LLCs are accounted for under the equity method of accounting. We are required to periodically compare an investment’s carrying value to its estimated fair value. We would recognize an impairment charge if the carrying value exceeds the estimated fair value and is determined to be other than temporary.
Allowance for Doubtful Accounts - We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience.

Deferred Leasing Commissions - Deferred leasing commissions represent costs to obtain tenants at retail and office rental properties. We amortize these charges over the original term of the lease and reflect them in Depreciation and amortization expense.

Intangible Assets (Liabilities), Net – Intangibles include above market lease value and lease in place value as assets and below market lease value as a liability, all recorded at fair value at the date of Acquisition. Above market lease value is amortized on a straight-line basis over the remaining term of the underlying leases, and below market lease values are amortized on a straight-line basis over the initial terms plus the terms of any below market renewal options of the underlying leases and is included in Rental income. Lease in place value is amortized over the term of the underlying lease and is included in Depreciation and amortization expense. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist, primarily changes in the underlying lease.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when certain events or circumstances exist indicating an assessment for impairment is necessary.

Impairment exists when the carrying amount exceeds its fair value. Fair value is determined using valuation techniques consistent with what a market participant would use.

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

Sales of Real Estate – Prior to the adoption of the new Revenue Recognition standard on January 1, 2018, revenues from real estate sales were recognized when a sale closed and title transferred to the buyer, the buyer’s initial investment was adequate, any receivables were probable of collection and the usual risks and rewards of ownership had been transferred to the buyer. (See "Recently Adopted Accounting Pronouncements" below for information on the new accounting guidelines for real estate sales revenue recognition.)

Recognition of Fee Income – Prior to the adoption of the new Revenue Recognition standard on January 1, 2018, we may have been contractually entitled to receive co-op marketing and advertising fees that was due when builders sell homes. These fees were generally based upon a fixed percentage of the homes’ selling prices and were recorded as revenue when the homes were sold. (See "Recently Adopted Accounting Pronouncements" below for information on the new accounting guidelines for real estate sales revenue recognition - variable.)

Revenue and Profit Sharing Arrangements – Prior to the adoption of the new Revenue Recognition standard on January 1, 2018, certain of our lot purchase agreements with homebuilders included provisions that entitled us to a share of the revenues or profits realized by the homebuilders upon their sale of the homes, after certain thresholds were achieved. The actual amount which could have been received by us was generally based on a formula and other specified criteria contained in the lot purchase agreements, and were generally not payable and could not be determined with reasonable certainty until the builder had completed the sale of a substantial portion of the homes covered by the lot purchase agreement. Our policy was to accrue revenue earned pursuant to these agreements when amounts were fully earned and payable pursuant to the lot purchase agreements, which were recorded as Sales of real estate.  Any amounts received from homebuilders prior to then were deferred. (See "Recently Adopted Accounting Pronouncements" below for information on the new accounting guidelines for real estate sales revenue recognition - variable.)

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
Contract Service Revenues and Expenses – As we develop the Village of Escaya community infrastructure, we are entitled to receive up to $78,600,000 for costs from sale of homes by the Builder LLCs at the Village of Escaya. The Builder LLCs are contractually obligated to pay us an allocated amount of the proceeds of each home closing. Contract service revenues are recognized and corresponding contract service expenses are incurred as we perform the required infrastructure improvements on the project. At such time as management can estimate profit, the cumulative profit on costs incurred to date will be recognized and deemed as a change in estimate.

Farming Revenues and Expenses – Income from farming related activities were recognized when grapes were sold, and expenses from farming related activities were recognized when incurred.

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
Recently Adopted Accounting Pronouncements

Revenue Recognition. In May 2014, the FASB issued new guidance that defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The core principle of this new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, the FASB issued guidance on gain or loss from the derecognition of nonfinancial assets which would include real estate. We have adopted both of the new standards as of January 1, 2018 using the modified retrospective approach and recorded cumulative earnings to our opening accumulated deficit of $1,250,000, which is net of taxes of $550,000. The cumulative earnings adjustment was comprised of variable consideration for real estate transactions and recognition of previously deferred revenue offset by costs to complete improvements for closed real estate transactions. Accordingly, the new revenue standard is applied in our financial statements from January 1, 2018 forward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. Our implementation efforts included the identification of revenue streams within the scope of the guidance and the evaluation of certain revenue contracts.

The impact of adoption is primarily related to real estate revenues that were deferred on open sales contracts as of December 31, 2017 under the previously existing accounting guidance, which would have been recognized in prior periods under the new revenue standard, and costs to complete related to the previously deferred revenue that are not related to performance obligations under the contract with the customer but are costs associated with completion of real estate improvements that would have been expensed in prior periods under the new revenue standard. The impact of the adoption is also related to the timing of recognition of fee income. The new revenue guidance does not apply to revenue associated with leasing activities or interest income. The new revenue standard primarily impacts the following revenue recognition and presentation accounting policies:

•Real estate sales revenues. Revenues from the sales of real estate are recognized at a point in time when the related transaction is completed.  The majority of our real estate sales of land, lots, and homes transfer the goods and services to the customer ("buyer") at the close of escrow when title transfers to the buyer and the buyer has the benefit and control of the goods and services. If performance obligations under the contract with the customer related to a parcel of land, lot or home are not yet complete when title transfers to the buyer, revenue associated with the incomplete performance obligation is deferred until the performance obligation is completed.

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

•Real estate costs to complete. Costs to complete improvements related to sold real estate was not expensed until the work was complete under the previously existing guidance and revenue associated with the costs to complete was deferred until the work was complete under the percentage of completion method. Under the new revenue standard, costs to complete improvements that are associated with the sold real estate but do not transfer to the customer as performance obligations under the terms of the contract are estimated at the completion of the real estate transaction and expensed as a cost of the sale.

•Co-op marketing and advertising fees. Co-op marketing fees were recognized at the time of sale of a home by our builder customer to a homebuyer under the previously existing accounting guidance. Under the new revenue standard, the co-op fees are recognized over time as performance obligations by us are met, generally the term of the master marketing program that relates to the sales period for the home product being sold by our builder customer.

•Contract service revenues. Under our limited liability company agreements with our builder partners at the Village of Escaya project, we will earn overhead management fees and marketing fees based on a percentage of the retail sales prices under our buyers' homebuyer contracts. We will also recognize contract service revenues over time as our performance obligations are met, generally the anticipated term of our oversight of the infrastructure improvements for the Village of Escaya. We also earn revenue from the initial land sale together with the performance obligation to complete improvements over time as the performance obligation is satisfied.

Cash Flow Classifications. In August 2016, the FASB issued new guidance to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. The adoption of the guidance did not have a material impact on our Consolidated Statements of Cash Flows. In November 2016, the FASB issued new guidance on restricted cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. We adopted this guidance in the first quarter of 2018. Prior periods were retrospectively adjusted to conform to the current period presentation. The adoption of the guidance did not have a material impact on our Consolidated Statements of Cash Flows. Upon adoption, we recorded a decrease of $10,000 in Net cash used for operating activities for 2017 and an increase of $3,700,000 in Net cash used for operating activities for 2016 related to reclassifying the changes in our restricted cash balance from operating activities to the cash, cash equivalents and restricted cash balances within the Consolidated Statements of Cash Flows.

Compensation. In May 2017, the FASB issued new guidance providing clarity and reducing diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. We adopted this guidance in the first quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements.

Accounting Pronouncements to be Adopted in Future Periods

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The right of use asset and lease liability will be measured initially using the present value of the remaining rental payments. Lessor accounting will remain substantially similar to current accounting policies for leases. However, leasing costs that are currently eligible to be capitalized as initial direct costs will be immediately expensed under the new guidance. In July 2018, the FASB issued additional guidance on leases which allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. The guidance is effective for annual and interim periods beginning after December 15, 2018. We plan to adopt the lease standard in the first quarter of 2019 including certain practical expedients with a cumulative-effect adjustment to opening retained earnings.

Fair Value Measurement. In August 2018, the FASB issued new guidance to improve the effectiveness of disclosure requirements on fair value measurement by eliminating certain disclosure requirements for fair value measurements for all entities, requiring public entities to disclose certain new information and modifying some disclosure requirements. The guidance is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Consolidation. In October 2018, the FASB issued new guidance which requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

2.            REAL ESTATE

Real estate carrying values are as follows (in thousands):

	December 31,
	2018	2017
Real estate held for development:
Otay Land project	$233,131	$198,882
San Elijo Hills project	23,284	29,938
Pacho project	—	17,672
Fanita Ranch property	26,378	22,601
SweetBay project	26,635	23,921
Ashville Park project	9,392	8,788
The Market Common	6,289	5,981
Maine projects	3,130	3,881
Total	$328,239	$311,664

Real estate held for investment, gross
Land:
The Market Common	$3,744	$3,744
Buildings:
The Market Common	35,783	35,783
Maine projects	209	209
SweetBay project	523	523
Tenant improvements:
The Market Common	3,128	2,059
	43,387	42,318
Less: Accumulated depreciation	(5,425)	(4,296)

Real estate held for investment, net	$37,962	$38,022

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $4,400,000 and $7,600,000 for 2018 and 2017, respectively.

In January 2018, we closed on the sale of the Rampage property for $26,000,000 which was classified as Assets held for sale. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind exchange for tax purposes. In July 2018, we completed the 1031 like-kind exchange and acquired $13,400,000 of replacement property, primarily consisting of improvements at the mixed-use apartment and retail project at the Village of Escaya, and the remaining proceeds of $12,600,000 is no longer restricted and can be used for any business operation. We recorded a gain on the sale of approximately $17,300,000 during 2018. The sale of Rampage property did not meet the GAAP criteria to be classified as a discontinued operation.

We previously reported that we may not develop the Pacho Property unless we are able to obtain fee title from Pacific Gas & Electric (“PG&E”) within a reasonable period of time. The original 99-year lease term to the Pacho Property expires in 2067. The lease includes an option to renew it for an additional 99-year term.

We have made no progress in obtaining the fee title from PG&E. Moreover, because of questions recently raised in the media as to whether the term of our leasehold validly runs until 2166 (including the option term), in August 2018 we notified PG&E that we formally exercised the option and that we intend to commence a declaratory relief proceeding to confirm our leasehold is valid until 2166 and is not rendered shorter by the provisions of California Civil Code section 718. In September, PG&E responded and asserted for the first time that it contends California Civil Code section 717 ends the lease in 2019, which we will dispute.

We concluded that our Pacho leasehold was impaired and recorded a $17,450,000 pre-tax charge (the entire carrying value of the leasehold) during 2018, of which $1,750,000 is attributable to the non-controlling interest.

On February 1, 2019, we filed a Complaint for Declaratory Relief and Quiet Title in the San Francisco Superior Court against the lessor, Eureka Energy Company, asking for a determination that the initial term of the lease is valid and enforceable through December 26, 2067 and that the option to renew the lease for an additional 99 years is valid through December 26, 2166. Eureka Energy Company is a wholly owned subsidiary of PG&E. The following day, PG&E filed for bankruptcy protection. Eureka Energy Company was not identified as a debtor in the PG&E bankruptcy. If we are unsuccessful in obtaining a favorable ruling on our claims for declaratory relief, then we believe that we will have recourse to pursue our unrecognized claims against the insurer of the leasehold title and the real estate counsel that represented us in our 2014 purchase of the leasehold interest. However, there is no assurance that we will be successful in these matters.

During 2018, we concluded that our real estate in Maine was partially impaired due to a recent weakness in local housing market conditions. We recorded a write-down of $750,000 and thus reducing the carrying value to $3,300,000 which we believe reflects the fair value of the property.
During the fourth quarter of 2018, we evaluated the damaged caused by Hurricane Michael to our SweetBay project and recorded a write-down of $1,800,000.
The third phase of the Towncenter is a 2.5 acre parcel of land entitled for 12 multi-family units (formerly designated as a church site) and sold for $1,600,000 during 2018.

Buildings classified as Real estate held for investment are depreciated over estimated useful lives ranging from 2 to 43 years.

3.         INTANGIBLE ASSETS, NET

A summary of intangible assets, net at December 31, 2018 and 2017 is as follows (in thousands):

	December 31,	December 31,	Amortization
	2018	2017	(in years)
Above market lease contracts, net of accumulated amortization of $10,513 and $8,833	$361	$2,041	1 to 24
Lease in place value, net of accumulated amortization of $3,393 and $3,122	693	964	1 to 24
Intangible assets, net	$1,054	$3,005

Below market lease contracts, net of accumulated amortization of $4,211 and $3,658	$1,377	$1,930	1 to 24

The amortization of above and below market lease contracts is recognized in Rental income.  Above market lease values are amortized over the remaining terms of the underlying leases, and below market lease values are amortized over the initial terms plus the terms of any below market renewal options of the underlying leases. Amortization expense related to above market lease contracts recognized in Rental income was $1,700,000, $2,100,000 and $2,750,000 during 2018, 2017 and 2016, respectively.  The estimated future amortization expense recognized in Rental income for the above market lease intangible assets is as follows: 2019 - $50,000; 2020 - $50,000; 2021 - $50,000; 2022 - $50,000 and 2023 - $50,000 and thereafter - $100,000. Negative amortization expense related to below market lease contracts recognized in Rental income was $(550,000), $(800,000) and $(850,000) during 2018, 2017 and 2016, respectively. The estimated future negative amortization expense recognized in Rental income for the below market lease intangible assets is as follows: 2019 - $(250,000); 2020 - $(200,000); 2021 - $(200,000) 2022 - $(100,000); 2023 - $(100,000) and thereafter - $(500,000).

The lease in place intangible is reflected in Depreciation and amortization expenses and amortized over the life of the related lease. Amortization expense on lease in place intangible assets was $250,000, $500,000 and $800,000 during 2018, 2017 and 2016, respectively. The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: 2019 - $100,000; 2020 - $100,000; 2021 - $100,000; 2022 - $50,000; 2023 - $50,000 and thereafter - $300,000.

4.         EQUITY METHOD INVESTMENTS

RedSky JZ Fulton Investors:
On December 13, 2018, we formed a joint venture partnership with RedSky JZ Fulton Holdings, LLC, a Delaware limited liability company (“RS JZ”), for the acquisition and possible redevelopment of a development site located on the Fulton Mall corridor in Downtown Brooklyn, New York. The property consists of 15 separate tax lots, divided into two premier development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights. RS JZ is itself a joint venture consisting of RedSky Capital, LLC (“RedSky”), a Brooklyn-based real estate developer, and JZ Capital Partners Limited (“JZ”), a London-based investment company.

Pursuant to that certain Contribution Agreement, dated as of December 10, 2018 (the "Contribution Agreement"), among RS JZ, HF Fulton Street Holdings LLC (“HF Fulton”), a wholly-owned subsidiary of HomeFed, and RedSky JZ Fulton Investors, LLC, a Delaware limited liability company (the “Joint Venture”), HomeFed contributed capital in the amount of $52,500,000 to the Joint Venture. As consideration for the capital contribution, RS JZ caused the Joint Venture to issue to HF Fulton a membership interest in the Joint Venture consisting of 49% of the total membership interests in the Joint Venture. RS JZ holds the remaining 51% membership stake in the Company. The Contribution Agreement includes customary representations and warranties by RS JZ in favor of HF Fulton as to the state of title and other matters affecting title to the Real Property, and as to the assets and liabilities of the Joint Venture. The Contribution Agreement also includes customary representations and warranties as to the assets and liabilities of the two wholly-owned subsidiaries of the Joint Venture which own fee title to the Real Property.

At the December 10, 2018 closing under the Contribution Agreement, RS JZ and HF Fulton executed and delivered to each other a Sixth Amended and Restated Limited Liability Company Agreement of the Joint Venture (the

“Operating Agreement”). RedSky Fulton Tier II LLC (“Manager”), an affiliate of RedSky, is also a party to the Operating Agreement, in its capacity as the “Manager” of the Joint Venture. Pursuant to the Operating Agreement, Manager is responsible for the day to day management of the Joint Venture. However, neither Manager nor the Joint Venture may undertake, without the consent of the Joint Venture’s “Executive Committee”, any decision designated as a “Major Decision” by the Operating Agreement. “Major Decisions” include, without limitation, the acquisition of additional real property, adoption of a business plan by the Joint Venture, the adoption of operating and construction budgets, decisions to call for additional capital contributions, decisions to redevelop the Real Property with new buildings and improvements, decisions to sell or finance the Real Property and decisions to enter into space leases with third-party tenants. The Executive Committee of the Joint Venture is comprised of three representatives, one appointed by RedSky, a second appointed by JZ and a third appointed by HomeFed.

RedSky JZ Fulton Investors is considered a variable interest entity ("VIE"). We have determined that we are not the primary beneficiary of RedSky JZ Fulton Investors because our economic interest is 49%, the assets are managed by RedSky, and major decisions are decided by an executive committee of which we share joint control. Therefore, we do not consolidate RedSky JZ Fulton Investor and we account for our equity interest under the equity method of accounting as of December 31, 2018. Our maximum exposure to loss as a result of our involvement with RedSky JZ Fulton Investors is limited to our capital contribution of $52,500,000.

Otay project:
In April 2016, through a HomeFed subsidiary, we formed a limited liability company, Village III Master, to own and develop an approximate 450-acre community planned for 992 homes in the Otay Ranch General Plan Area of Chula Vista, California. We entered into an operating agreement with three builders as members of Village III Master to build and sell 948 homes within the community. We made an initial non-cash capital contribution of $20,000,000 which represents the fair market value of the land we contributed to Village III Master after considering proceeds of $30,000,000 we received from the builders at closing, which represents the value of their capital contributions. The historical book value of the land we contributed to Village III Master is $15,150,000, which represents a basis difference of $4,850,000. Village III Master is considered a variable interest entity which we do not consolidate since we are not deemed to be the primary beneficiary (all members share joint control through a management committee). Two of our executive officers are members of the eight-member management committee designated to consider major decisions for the Village III Master. As a result of having significant influence, we account for it under the equity method of accounting beginning on December 31, 2016.

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

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC. Additionally, we are responsible for the remaining cost of developing the community infrastructure with funding guaranteed by us under the respective operating agreements for which we received a capital credit of $78,600,000 ("Cost Cap"), and we are responsible for any costs in excess of this limit to complete the community infrastructure. During 2018, the cost of infrastructure improvements in the Village of Escaya that is attributable to the Builder LLCs exceeded the Cost Cap by $9,750,000, and we expect to incur additional costs until we complete our infrastructure obligations. The builders are responsible for the construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

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

Equity Method of accounting:
Under the equity method of accounting, our share of the investee’s underlying net income or loss is recorded as income (loss) from equity method investments. The recognition of our share of the investees’ results takes into account any special rights or priorities of investors and book basis differences; accordingly, we employ the hypothetical liquidation at book value model to calculate our share of the investees’ profits or losses. Additionally, we amortize the difference between the fair value of the assets at the date of acquisition and the historical book basis over the remaining useful life of each asset, to calculate our share of the investment. Since we employ a balance sheet approach and our assets and liabilities were assigned fair values at time of acquisition as a result of purchase accounting, our equity pick up can vastly differ from the investee’s statements of income. At the date of the Acquisition, our interest in BRP Holding and BRP Hotel were fair valued at $77,950,000 and $24,800,000, respectively, while the historical cost basis was ($15,250,000) and $7,150,000 in BRP Holding and BRP Hotel, respectively. At December 31, 2018 and 2017, the basis difference for BRP Holding of $75,200,000 and $79,600,000, respectively, and for BRP Hotel of $13,800,000 and $14,450,000, respectively, is being amortized over the estimated useful lives of the respective underlying assets and liabilities acquired.
Under the equity method of accounting related to the Builder LLCs, we also consider any costs in excess of the Cost Cap since we don't receive an incremental claim to additional capital for the Builder LLCs.

At December 31, 2018 and 2017, our equity method investments are comprised of the following (in thousands):

	December 31,	December 31,
	2018	2017
RedSky JZ Fulton Investors	$52,522	$—
BRP Holding	8,136	86,093
BRP Hotel	17,963	22,651
Builder LLCs	14,549	14,552
Total	$93,170	$123,296

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

Income (loss) related to equity investment companies for the years ending December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
RedSky JZ Fulton Investors	$(11)	$—	$—
BRP Holding	(3,270)	11,121	219
BRP Hotel	2,609	(1,369)	(1166)
Builder LLCs	3,469	(706)	—
Total	$2,797	$9,046	$(947)

The following table provides summarized data with respect to our equity method investments for 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Assets	$626,967	$385,189
Liabilities	$504,478	$197,727

Total revenues	$349,479	$122,245	$98,017
Income from continuing operations before extraordinary items	$50,188	$20,035	$4,050
Net income	$50,188	$20,035	$4,050
Our income (losses) related to equity investment companies	$2,797	$9,046	$(947)

We have not provided any guarantees, nor are we contingently liable for any of the liabilities incurred by BRP Holding, BRP Hotel and RedSky JZ Fulton Investors.  All such liabilities are non-recourse to us.  Our exposure to adverse events at the investee companies is limited to our investment in BRP Holding, BRP Hotel and RedSky JZ Fulton Investors.

5.         DEBT

Construction loans:
In March 2018, we entered into construction loan agreements for $58,850,000, the proceeds of which will be used for the construction of the town center portion of the Village of Escaya known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments, approximately 20,000 square feet of retail space, and a 10,000 square foot community facility building. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws are permitted under the loan agreement once evidence of our investment into the project reaches $35,000,000 including land value. As of December 31, 2018, no amounts have been drawn under the loan. The loan matures on March 1, 2021 with one 12-month extension subject to certain extension conditions as set forth in the loan agreements.

In April 2018, we entered into a $31,450,000 loan agreement, the proceeds of which were used for homebuilding under the fee builder arrangement at the San Elijo Hills project. The loan was comprised of a $20,200,000 revolving component and a $11,200,000 non-revolving component, which was drawn at the close of the loan, proceeds of which were $10,300,000, which is net of fees, costs, and interest reserve. The loan was scheduled to mature on October 5, 2019, with one 6-month extension subject to certain extension conditions as set forth in the loan agreement. In August 2018, the principal balance outstanding of $9,050,000 was paid in full. Unamortized issuance costs of $250,000 were expensed during 2018.

Lines of Credit:
In April 2015, we entered into a $15,000,000 revolving line of credit agreement. Loans outstanding under this line of credit bore interest at monthly LIBOR plus 2.6% and were secured by the Rampage property. The draw period was set to expire on January 1, 2021, and the loan would have matured on January 1, 2035.  The revolving line of credit was terminated upon the closing of the sale of the Rampage property in January 2018. There was also a $3,000,000 operational line of credit available that was collateralized by the Rampage property’s crops and matured on January 1, 2018. No amounts were drawn under either line of credit.

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

EB-5 Program:
We intend to fund our Otay Land project in part by raising funds under the Immigrant Investor Program administered by the U.S. Citizenship and Immigration Services ("USCIS") pursuant to the Immigration and Nationality Act ("EB-5 Program"). This program was created in an effort to stimulate the U.S. economy through planned creation of jobs and capital investments in U.S. companies by foreign investors. The program allocates a limited number of immigrant visas per year to qualified individuals seeking lawful permanent resident status on the basis of their investment in a U.S. commercial enterprise. Regional centers are organizations, either publicly owned by cities, states or regional development agencies or privately owned, which facilitate investment in job-creating economic development projects by pooling capital raised under the EB-5 Program. Geographic areas within regional centers that are rural areas or areas experiencing unemployment numbers higher than the national unemployment average rates are designated as Targeted Employment Areas (“TEA”). The EB-5 program is set to expire on September 30, 2019. Various reforms and bills have been proposed and are expected to be considered by Congress in 2019.

EB-5 Program - The Village of Escaya:
In February 2017, we formed Otay Village III Lender, LLC, which is intended to serve as a new commercial enterprise (“NCE”) under the EB-5 Program. The NCE is managed by Otay Village III Manager, LLC, a wholly owned subsidiary of HomeFed. The NCE raised $125,000,000 by offering 250 units to qualified accredited EB-5 investors for a subscription price of $500,000 per unit, which is the minimum investment that an investor in a TEA project is required to make pursuant to EB-5 Program rules. The proceeds of the offering will be used to repay any outstanding bridge loan provided by HomeFed to its wholly owned subsidiary HomeFed Village III LLC, a job-creating entity under the EB-5 Program, and to fund infrastructure costs related to the development of the Village of Escaya.

EB-5 Program - The Village 8 West (Cota Vera):
In July 2018, we formed Otay Village 8 Lender, LLC, which is intended to serve as a NCE under the EB-5 Program. The NCE is managed by Otay Village 8 Manager, LLC, a wholly owned subsidiary of HomeFed. The NCE is seeking to raise up to $134,000,000 by offering up to 268 units in the NCE to qualified accredited EB-5 investors for a subscription price of $500,000 per unit. Any proceeds from the offering will be used to repay any outstanding bridge loan provided by HomeFed to its wholly owned subsidiary HomeFed Village 8, LLC, a job-creating entity under the EB-5 Program, and to fund infrastructure costs related to the development of Cota Vera.

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

At December 31, 2018, we have a $105,000,000 principal amount outstanding under the Village of Escaya EB-5 Program. There are no amounts outstanding under the Cota Vera EB-5 Program.

The aggregate annual mandatory redemptions of all long-term debt during the five year period ending December 31, 2023 are as follows:  2019 $—; 2020 $—; 2021 $—; 2022 $105,000,000 and 2023 $—.

At December 31, 2018, we are in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $4,400,000 and $7,600,000 for 2018 and 2017, respectively.

Debt is presented on the Balance Sheet net of issuance costs of $16,200,000 and $3,200,000 and debt discount of $0 and $100,000 at December 31, 2018 and 2017, respectively.

6.             NONCONTROLLING INTEREST

Our ownership of San Elijo Hills project is through our indirect 85% owned subsidiary, San Elijo Ranch, Inc. (“SERI”).  Pursuant to a stockholders’ agreement with the holders of the noncontrolling interests in SERI, we loan funds to SERI and charge a 12% annual interest rate. Once this loan is fully repaid, the noncontrolling shareholders of SERI are entitled to 15% of any future cash flows distributed to shareholders. For the years ended 2018 and 2017, approximately $4,050,000 and $3,650,000, respectively has been recognized for the SERI noncontrolling interests. Amounts recorded for the noncontrolling interests have been reduced for income taxes calculated pursuant to tax sharing agreements.

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

In December 2018, we formed a joint venture partnership, Carlsbad Village 80, LLC ("Carlsbad Joint Venture"), with JM Carlsbad Village, L.P., to pursue acquisition and possible development of 1.74 acres of land in Carlsbad, CA. We contributed $600,000 for a 90% equity interest in the joint venture. The proceeds were used for a refundable option deposit to acquire the land. As of December 31, 2018, noncontrolling interest includes $150,000 for the 10% minority shareholder in Carlsbad Village 80, LLC related to their initial contribution to the Carlsbad Joint Venture.

As previously mentioned in Note 2, we concluded that our Pacho leasehold was impaired and recorded a $17,450,000 pre-tax charge (the entire carrying value of the leasehold), of which $1,750,000 is attributable to the non-controlling interest during 2018.

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

2014 RSU Plan:
On August 13, 2014, the Board of Directors adopted an RSU Opportunity Plan (the "2014 RSU Plan”) under which 100,000 shares of Common Stock are authorized for issuance under the 2014 RSU Plan to our executive officers. Participants were eligible for RSU awards based on satisfaction of performance criteria established by the Board of Directors in 2014. The performance period under the 2014 RSU Plan ended on December 31, 2016. The Board of Directors evaluated the participants' performance against the performance criteria and awarded an aggregate of 75,000 RSUs to the participants on March 15, 2017. Fifty percent of the RSU award under the 2014 RSU Plan vested on December 31, 2017, and the remaining fifty percent vested on December 31, 2018.

The 2014 RSU grant consists of two settlement features:

(1) 45,000 RSUs settled through the issuance of shares of Common Stock within 30 days of each vesting date; this component is classified as an equity award. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. On each of December 31, 2017 and 2018, 22,500 RSUs vested and were distributed at the beginning of the following year to our executive officers; stock compensation expense for this component of the award was $1,000,000 for each of 2018 and 2017.

(2) 30,000 RSUs settled in cash based on the average closing price over a period of 10 trading days immediately preceding the date of declaration which must occur within 30 days of the respective vesting date. This component is classified as a liability award, which required us to measure the fair value of the award at the end of each reporting period. On each of December 31, 2017 and 2018, 15,000 RSUs vested and settled in cash during January 2018 and January 2019. Stock compensation expense for this component of the award was $600,000 and $750,000 for 2018 and 2017, respectively.

1999 Stock Incentive Plan:
Under our Amended and Restated 1999 Stock Incentive Plan (the “Plan”), we may grant options, stock appreciation rights and restricted stock to non-employee directors, certain non-employees and employees up to a maximum grant of 30,000 shares to any individual in a given taxable year. Pursuant to the Plan, each director of the Company is automatically granted options to purchase 1,000 shares on the date on which the annual meeting of stockholders is held. On August 8, 2018, options to purchase an aggregate of 7,000 shares of Common Stock were granted to the members of the Board of Directors under the Plan at an exercise price of $50.50 per share, the market price per share on the grant date. Options granted become exercisable in four equal installments starting one year from date of grant and must be exercised within five years from date of grant and will be expensed equally over the four year vesting period.
In August 2004, following shareholder approval, the Plan was amended to, among other things, increase the number of shares of common stock available for issuance by 300,000 shares. The Plan provides for the issuance of options and rights at not less than 100% of the fair market value of the underlying stock at the date of grant.  Options granted to employees and directors generally become exercisable in 4 equal instalments starting one year from the date of grant and must be exercised within five years from the date of grant. As of December 31, 2018, 249,650 shares were available for grant under the Plan.

A summary of activity with respect to the Plan for 2018, 2017 and 2016 is as follows:

			Weighted-
	Common	Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Balance at January 1, 2016	79,500	$30.00
Granted	7,000	$40.50
Exercised	(41,000)	$24.66		$694,830
Cancelled	(12,500)	$24.36
Balance at December 31, 2016	33,000	$40.98
Granted	143,500	$44.00
Exercised	(5,000)	$22.35		$115,250
Cancelled	(1,000)	$22.35
Balance at December 31, 2017	170,500	$44.18
Granted	7,000	$50.50
Exercised	(5,000)	$33.08		$107,710
Cancelled	(1,250)	$32.30
Balance at December 31, 2018	171,250	$44.85	3.4 years	$—

Exercisable at December 31, 2018	62,750	$45.69	1.4 years	$—

The following summary presents the weighted-average assumptions used for the Black-Scholes option pricing model to determine the fair value for each of the stock option grants made during each of the three years in the period ended December 31:

	2018	2017	2016
Risk free rate	2.71%	1.82%	1.06%
Expected volatility	27.24%	28.86%	29.97%
Expected dividend yield	—%	—%	—%
Expected life	4.3 years	5.0 years	4.3 years
Fair value per grant	$13.55	$12.57	$10.53

The expected life assumptions were based on historical behavior for the awards identified.  The expected volatility was based on the historical behavior of our stock price.

Total Share-based compensation expense - Stock options:
We recorded compensation cost related to stock incentive plans of $650,000, $2,000,000 and $70,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and the total tax benefit related to this expense was $150,000, $800,000 and $30,000 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, total unrecognized compensation cost related to nonvested share-based compensation plans was $1,100,000; this cost is expected to be recognized over a weighted-average period of 1.4 years.
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

8.            SALES OF REAL ESTATE

Revenues from sales of real estate for each of the three years in the period ended December 31, is comprised of the following (in thousands):

	2018	2017	2016
Otay Land:
Undeveloped land	$—	$245	$22,767
Developed land	1,047	—	—

San Elijo Hills project:
Developed lots	1,600	3,167	12,143
Single family homes	38,898	13,088	—
Towncenter Phase One & Two	—	5,800	—

Rampage Property:
Undeveloped land	26,000	—	—

Ashville Park project:
Developed lots	—	31	485
Single family homes	—	—	568
Revenues from profit sharing agreements	12	120	214

The Market Common:
Developed lots	1,050	2,181	2,042
Revenues from profit sharing agreements	623	1,261	1,582

SweetBay project:
Single family homes	17,097	24,729	4,168
Undeveloped land	1,997	—	1,283

Maine:
Developed lots	—	—	—
Buildings	—	—	790

Total	$88,324	$50,622	$46,042

Prior to the adoption of the new Revenue Recognition standard, at the time we closed on sales of real estate, a portion of the revenue was initially deferred if we were required to make significant improvements to the property. For the years ended December 31, 2018 and 2017, the activity in the deferred revenue account is as follows (in thousands):

	2018	2017
Deferred revenue balance at January 1,	$1,230	$4,311
Cumulative effect of the adoption of accounting standard	(1,230)	—
Adjusted deferred revenue balance at January 1,	$—	$4,311
Revenue deferred on the date of sale	—	433
Deferred revenue recognized in operations	—	(3,514)
Deferred revenue balance at December 31,	$—	$1,230

Upon adoption of the new Revenue Recognition standard beginning on January 1, 2018, performance obligations not yet complete under a contract with the customer related to a parcel of land, lot or home when title transfers to the buyer are recorded as a contract liability (which is reflected in Other liabilities on the Consolidated Balance Sheet), and revenue associated with the incomplete performance obligation is deferred until the performance obligation is completed (see Note 9 for more information).

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities. This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. During 2018 and 2017, we sold 24 and nine of these homes for $38,900,000 and $13,100,000, respectively. At time of closing, we recognized real estate revenues of $38,900,000 and $13,000,000, respectively, and cost of sales of $32,550,000 and $12,200,000, respectively, for 2018 and 2017.

Advertising costs included in general and administrative expenses were $3,050,000, $2,350,000 and $1,000,000, respectively, for 2018, 2017 and 2016.

9.            REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

2018
Revenues from contracts with customers:
Sales of real estate	$88,324
Contract service revenues	30,221
Co-op marketing and advertising fees	407
Total revenues from contracts with customers	118,952

Other revenues:
Rental income	21,619
Total revenue from other sources	21,619

Total revenues	$140,571

Since January 1, 2018, Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties.

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
Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by project for the year ended December 31, 2018 (in thousands):

	Real Estate Segment
	Otay	San Elijo	Ashville Park	The Market Common	SweetBay	Rampage	BRP Leasing	Pacho	Total Real Estate Segment	Total Corporate Segment	Total

Revenues from contracts with customers:
Sales of real estate	$1,047	$40,498	$—	$1,050	$19,092	$26,000	$—	$—	$87,687	$—	$87,687
Profit participation from real estate sales	—	—	13	624	—	—	—	—	637	—	637
Contract service revenues	30,221	—	—	—	—	—	—	—	30,221	—	30,221
Co-op marketing and advertising fees	—	307	100	—	—	—	—	—	407	—	407
Total revenues from contracts with customers	31,268	40,805	113	1,674	19,092	26,000	—	—	118,952	—	118,952

Other revenues:
Rental income	—	—	—	10,220	345	—	11,013	29	21,607	12	21,619
Total revenue from other sources:	—	—	—	10,220	345	—	11,013	29	21,607	12	21,619

Total revenues:	$31,268	$40,805	$113	$11,894	$19,437	$26,000	$11,013	$29	$140,559	$12	$140,571

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

During the year ended December 31, 2018, revenues related to performance obligations satisfied (or partially satisfied) in previous periods that were recognized were insignificant.

Upon adoption of the new Revenue Recognition standard beginning on January 1, 2018, performance obligations not yet complete under a contract with the customer related to a parcel of land, lot or home when title transfers to the buyer are recorded as a contract liability (which is reflected in Other liabilities on the Consolidated Balance Sheet), and revenue associated with the incomplete performance obligation is deferred until the performance obligation is completed. For the year ended December 31, 2018, the activity in the contract liability account is as follows (in thousands):

2018
Contract liability balance at January 1,	$—
Performance obligations not yet complete on the date of sale	1,008
Performance obligations satisfied	—
Contract liability balance at December 31,	$1,008

As of December 31, 2018, we estimate that we will spend approximately $700,000 to complete the required improvements related to completion of our performance obligations. We estimate these improvements will be substantially complete by the end of 2019.

Contract Balances
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $500,000 and $1,300,000 at December 31, 2018 and January 1, 2018, respectively. There were no recorded impairment charges related to those receivables during the year ended December 31, 2018.

10.            OTHER RESULTS OF OPERATIONS
Interest and other income for each of the three years in the period ended December 31, consists of the following (in thousands):

	2018	2017	2016
Interest income	$174	$36	$876
Insurance proceeds from Hurricane Michael damages	4,268	—	—
Income from utility service agreement	384	353	300
Gain on settlement of a lawsuit	—	—	1,000
Gain on redeemed investments	—	—	1,914
Gain on settlement of BP claim	—	—	556
Insurance proceeds from weather related damages to grapes	—	200	—
Other	83	29	93
Total	$4,909	$618	$4,739

In October 2018, Hurricane Michael passed through Panama City, Florida causing damage to the SweetBay project. During the fourth quarter of 2018, one of our insurance carriers assessed the damages and finalized one of our claims for $4,250,000. Accordingly, we accrued the $4,250,000 as income but did not receive the proceeds until January 2019.

Other income includes service income related to a utility bundling service agreement with the homeowners at the Ashville Park project. Income of $400,000, $350,000 and $300,000, respectively, was recognized during 2018, 2017 and 2016.

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

11.             INCOME TAXES
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

In connection with our analysis of the Tax Act, we recorded a discrete tax expense of $2,150,000 during 2017 increasing our effective tax rate by 104.0%. This expense was primarily related to the revaluation of our deferred tax asset. In 2018, we completed our determination of the accounting implications of the Tax Act, and no material adjustment was necessary.

The (benefit) provision for income taxes for each of the three years in the period ended December 31, was as follows (in thousands):

	2018	2017	2016
Current taxes:
Federal	$—	$(5,427)	$3,720
State and local	(125)	309	1,329
Total current income taxes (benefit)	(125)	(5,118)	5,049

Deferred taxes:
Federal	(355)	(1,885)	(35,181)
State and local	(74)	(1,929)	(2,057)
Total deferred income taxes	(429)	(3,814)	(37,238)

Benefit for income taxes	$(554)	$(8,932)	$(32,189)

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to income (loss) before income taxes as a result of the following (in thousands):

	2018	2017	2016
Expected federal income tax provision (benefit)	$(433)	$720	$229
State and local income taxes, net of federal income tax benefit	(175)	1,607	(472)
Increase (decrease) in valuation allowance	230	—	(31,846)
Decrease in unrecognized tax benefit	—	(13,212)	—
Impact of tax reform	—	2,133	—
Excess of stock detriment (benefit)	(297)	(109)	—
Employee incentive stock options	—	(88)	—
Permanent difference on tax exempt municipal bond interest	—	—	(198)
Noncontrolling interest	506	25	40
Meals and entertainment	32	43	37
Prior year adjustment	(423)	(53)	18
Other	6	2	3
Actual income tax benefit	$(554)	$(8,932)	$(32,189)

At December 31, 2018 and 2017, the net deferred tax asset (liability) consisted of the following (in thousands):

	2018	2017
Deferred Tax Asset:
Minimum tax credit carryovers	$30,899	$31,559
Pacho leasehold impairment	4,393	—
Equity method investments	5,390	5,908
Other, net	2,231	2,136
	42,913	39,603
Valuation allowance	(230)	—
	42,683	39,603

Deferred Tax Liability:
Depreciation	(2,458)	(2,462)
Other, net	(1,569)	(84)
	(4,027)	(2,546)

Net deferred tax asset	$38,656	$37,057

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

During 2018, the IRS announced that refunds of AMT credits pursuant to the Tax Act would be subject to sequestration. Accordingly, in the third quarter of 2018 we recorded a $1,700,000 increase to our income tax expense related to sequestration on our corporate AMT credits. On January 14, 2019, the Internal Revenue Service announced that refunds of AMT credits will not be subject to sequestration for tax years beginning after December

31, 2017. Consequently, during the fourth quarter of 2018, we reversed $1,700,000 of income tax expense related to our AMT credits.

During 2016, we determined that we had enough positive evidence to conclude that it is more likely than not that we will be able to generate enough future taxable income to fully utilize all of our Federal minimum tax credits. As a result, approximately $31,850,000 of the deferred tax valuation allowance was released as a credit to income tax expense during 2016.

The following table reconciles the total amount of unrecognized tax benefits as of the beginning and end of the period presented (in thousands):

	Unrecognized
	Tax Benefits	Interest	Total
Balance, January 1, 2016	$2,936	$40	$2,976
Increases based on tax positions related to current period	1,360		1,360
Interest expense recognized		110	110
Balance, December 31, 2016	4,296	150	4,446
Increases based on tax positions related to current period	382		382
Decreases based on tax positions related to current period	(4,678)		(4,678)
Interest expense reversed		(150)	(150)
Balance, December 31, 2017	—	—	—
Increases based on tax positions related to prior period	692		692
Interest expense recognized		248	248
Balance, December 31, 2018	$692	$248	$940

During 2017, we effectively settled our 2014 federal tax examination with the IRS and, as a result, recorded an $8,600,000 reduction to deferred tax liabilities and a $4,700,000 reduction to unrecognized tax benefits. The statute of limitations with respect to the Company’s federal income tax returns has expired for all years through 2014, and with respect to California state income tax returns through 2013. We are currently under examination by the City of New York for the year ended 2014. We do not expect that resolution of this examination will have a significant effect on our consolidated financial position, but it could have a significant impact on the consolidated results of operations for the period in which resolution occurs.

12.          EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of common stock was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding, and for diluted earnings per share, the incremental weighted average number of shares issuable upon exercise of outstanding options for the periods they were outstanding.  The treasury stock method is used for these calculations. The numerators and denominators used to calculate basic and diluted earnings (loss) per share for 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$(68)	$10,931	$32,565

Denominator for basic earnings (loss) per share – weighted average shares	15,476	15,450	15,435
Restricted stock units	—	36	—
Stock options	—	3	10
Denominator for diluted earnings (loss) per share – weighted average shares	15,476	15,489	15,445

For 2018, 22,000 RSUs and options to purchase 170,000 weighted-average shares were not included in the computation of diluted loss per share as the result was anti-dilutive.

Options to purchase 74,800 and 16,600 weighted-average shares of common stock were outstanding during the years ended December 31, 2017 and 2016, respectively, but were not included in the computation of diluted per share amounts as the effect was antidilutive.

13.         COMMITMENTS AND CONTINGENCIES

In December 2017, we entered into an agreement with a San Diego-based contractor to build the towncenter portion of the Village of Escaya project, known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments and approximately 20,000 square feet of retail space. The construction commenced in January 2018 and is anticipated to be completed in two years. In the fourth quarter of 2018, the contract became non-cancellable without cause upon completion of the foundations for each of the buildings within the project. As of December 31, 2018, the remaining cost to complete the contract is $45,550,000.

Future minimum annual rental income (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges) from real estate held for investment are aggregated as follows at December 31, 2018 (in thousands):

2019	$5,065
2020	4,570
2021	4,239
2022	3,584
2023	2,909
Thereafter	8,255
$28,622

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

Our corporate office space lease was amended during 2018 to add 2,240 square feet of office space and extend the non-cancellable lease through February 28, 2025.  Rental expense (net of sublease income) was $300,000 for 2018 and $250,000 for each of the years ended 2017 and 2016. Under the new lease, we are subject to a 3% escalator each year commencing on December 1, 2018. A portion of this space is leased to Jefferies through January 31, 2025; see Note 14 for more information. Future minimum annual rental (exclusive of real estate taxes, maintenance and certain other charges) under this lease is as follows (in thousands):

2019	$317
2020	357
2021	367
2022	378
2023	390
Thereafter	470
2,279
Less: sublease income	(91)
$2,188

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

As of December 31, 2018, the amount of outstanding bonds for each project is as follows:

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

14.         RELATED PARTY TRANSACTIONS
In 2015, Mr. Steinberg, the chairman of our Board of Directors, entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased Notes with a value of $5,000,000, or 4%, of the principal amount of the Old Notes issued, which were fully redeemed on September 28, 2017 on the same terms as other redemptions.

On September 27, 2017, Mr. Steinberg entered into a Purchase Agreement with us and our wholly-owned subsidiaries, as guarantors, pursuant to which he purchased Notes with a value of $7,000,000, or 9.3%, of the principal amount of the Notes issued (such purchases and the redemption of the Old Notes, collectively, the “Affiliate Note Transactions”). Mr. Steinberg is considered to be a Related Person under our Related Person Transaction Policy (the "Policy"). Accordingly, the Audit Committee considered the Affiliate Note Transactions and approved, and recommended to the Board the approval of, the Affiliate Note Transactions, which were unanimously approved by the Board (with Mr. Steinberg abstaining from the vote). Pursuant to Placement Agency Agreements, Jefferies acted as Placement Agent for the Old Notes and for the Notes. Jefferies Group is a wholly-owned subsidiary of Jefferies. Jefferies is our affiliate and a Related Person under the Policy. Accordingly, pursuant to and in accordance with the Policy, the Audit Committee considered the Placement Agency Agreements and approved, and recommended to the Board the approval of, the Placement Agency Agreements, which were unanimously approved by the Board (with Mr. Friedman, Chairman of the Executive Committee of Jefferies Group, Mr. Steinberg and Mr. Hallac abstaining from the vote). Pursuant to the Placement Agency Agreements for the Old Notes, Jefferies received a fee equal to 50 basis points from the gross proceeds of the offering, received a fee equal to 50 basis points of the outstanding balance of the Old Notes on the first anniversary of the issue date and received a fee equal to 50 basis points of the outstanding balance on the second anniversary of the issue date. Pursuant to the Placement Agency Agreements for the Notes, Jefferies received a fee of $100,000. Additionally, we and each of the guarantors has agreed to indemnify Jefferies against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and to reimburse Jefferies all reasonable out-of-pocket expenses incurred in connection with any action or claim for which indemnification has or is reasonably likely to be sought by Jefferies. In April 2018, we fully redeemed the Notes (see Note 5 for more information).

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

Prior to the construction of the project, Empire Insurance Company (“Empire”), a former subsidiary of Jefferies, entered into a twenty year master lease for nine floors in the office tower (approximately 286,000 square feet) that expired in October 2018.  Empire immediately subleased four of the floors to Jefferies under the same terms and rates Empire committed to under the master lease. During 2000 and 2001, Empire subleased the remaining five floors to third party tenants for a term concurrent with the end of the master lease at amounts in excess of the rent Empire was obligated to pay under the master lease.

MWR Associates (“Associates”), an affiliate of MWR, had the right to sublease two floors of the office tower.  Jefferies and Associates entered into a pooling agreement, pursuant to which the subleasing of Jefferies’ four floors and Associates two floors would be jointly managed; sublease income and related expenses were shared pro rata between the parties based on the floors contributed to the pooling agreement.  In connection with the sale of Empire to a third party, all of Empire’s and Jefferies’ rights and obligations under the master lease and subleases were assigned to and assumed by BRP Leasing.  In connection with the Acquisition, Jefferies assigned its interest in the pooling agreement to HomeFed. The pooling agreement expired October 31, 2018, and the leasing activities are now directly managed by BRP Holding. Beginning November 1, 2018, we are recognizing income from the former sublease space and former lease pooling space through BRP Holding under the equity method of accounting.

Included in accounts receivable, deposits and other assets is $1,700,000 representing BRP Leasing’s share of undistributed amounts under the pooling agreement at December 31, 2018. For the year ended December 31, 2018, rental income includes BRP Leasing’s share of the pooling agreement of $4,950,000, and rental income includes $7,400,000 of sublease income for the five floors originally sublet by Empire. Rental income includes a non-cash reduction of $1,400,000 for amortization related to purchase price accounting. For the year ended December 31, 2018, rental operating expenses includes rent paid to BRP Holding (for all nine floors) of $10,600,000.

Jefferies:

Pursuant to administrative services agreements, Jefferies provides administrative and accounting services to us, including providing the services of the Company’s Secretary. Administrative fees paid to Jefferies were $180,000 in each of 2018, 2017 and 2016. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. Jefferies has the right to terminate the agreement by giving the Company not less than one year’s prior notice, in which event the then monthly fee will remain in effect until the end of the notice period. We have the right to terminate the agreement, without restriction or penalty, upon 30 days prior written notice to Jefferies. The agreement has not been terminated by either party.
A portion of our corporate office space is sublet to Jefferies.  Sublease payments from Jefferies reflected in Rental income were $12,000 for each of 2018, 2017 and 2016. In November 2018, the sublease was extended to January 31, 2025.
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

Jefferies, our largest shareholder, owns approximately 9.7% of JZ Capital Partners Limited. Joseph Steinberg, our Chairman, may be deemed to own direct or indirect interests in JZ. Combined, Jefferies and Mr. Steinberg own less than 10% of JZ Capital Partners Limited (see Note 4 for more information regarding our recent investment in RedSky JZ Fulton Investors).

Berkadia:

Berkadia Commercial Mortgage LLC ("Berkadia") is a commercial mortgage banking and servicing joint venture formed in 2009 with Jefferies and Berkshire Hathaway Inc. During 2018, Berkadia was paid a brokerage advisory fee of $100,000 related to the new construction loan for Village of Escaya and a $400,000 advisory fee related to the refinance of a loan at BRP Holding. Both transactions were approved by the Audit Committee under the Related Party Transaction Policy.

Patrick Bienvenue:

During 2016, we entered into a consulting agreement between us and Patrick Bienvenue, one of our directors, to consult on various projects, primarily SweetBay. The agreement was approved by the Audit Committee pursuant to the Policy. During 2018, 2017 and 2016, we paid Patrick Bienvenue $155,000, $39,000 and $10,000, respectively, for his services and travel expenses under this agreement.

15.          FAIR VALUE

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Liabilities:
Long-term debt: Notes (a)	$—	$—	$74,590	$75,470
Long-term debt: EB-5 (b)	88,773	105,000	43,623	46,500
(a) The fair value of the Notes was determined by utilizing available market data inputs that are considered level 2 inputs.  Quoted prices are available but trading is infrequent. We utilized the available market data based on the quoted market prices to determine an average fair market value over the last 10 business days of the reporting period.
(b) The fair value approximates the principal amount of the EB-5 debt utilizing available market data inputs that are considered level 3 inputs.
During 2018, we concluded that our Pacho leasehold was impaired and recorded a $17,450,000 pre-tax charge (the entire carrying value of the leasehold), of which $1,750,000 is attributable to the non-controlling interest. See Note 2 for more information.

During 2018, we concluded that our real estate in Maine was partially impaired due to a recent weakness in local housing market conditions. We recorded a write-down of $750,000 and thus reducing the carrying value to $3,300,000 which we believe reflects the fair value of the property using level 3 inputs from a local real estate brokerage firm.

During the fourth quarter of 2018, we evaluated the damaged caused by Hurricane Michael to our SweetBay project and recorded a write-down of $1,800,000.

No assets or liabilities were measured at fair value on a nonrecurring basis as of December 31, 2017.

16.          SEGMENT INFORMATION
We have two reportable segments—real estate and corporate. Real estate operations consist of a variety of residential land development projects and commercial properties and other unimproved land, all in various stages of development. Real estate also includes contract service revenues, contract service expenses and the equity method investments in BRP Holding, BRP Hotel, RedSky JZ Fulton Investors and the Builder LLCs in the Otay Land project. Corporate primarily consists of investment income and overhead expenses. Our farming segment, which we no longer report, consisted of the Rampage property which included an operating grape vineyard and an almond orchard under development which was sold in January 2018. Revenue from the sale of the Rampage property is included in our real estate segment.

Certain information concerning our segments for the years ended 2018, 2017 and 2016 is presented in the following table.

	2018	2017	2016
	(in thousands)
Revenues:
Real estate	$140,559	$110,989	$82,499
Farming	—	3,507	4,436
Corporate	12	12	12
Total consolidated revenues	$140,571	$114,508	$86,947

Income (loss) from continuing operations before income taxes and noncontrolling interest
Real estate	$11,239	$14,497	$9,405
Farming	—	(342)	462
Corporate	(13,298)	(12,098)	(9,212)
Total consolidated income from continuing operations
before income taxes and noncontrolling interest	$(2,059)	$2,057	$655

Depreciation and amortization expenses:
Real estate	$2,514	$3,284	$4,670
Farming	—	341	257
Corporate	72	60	46
Total consolidated depreciation and amortization expenses	$2,586	$3,685	$4,973

Identifiable assets employed:
Real estate	$531,005	$538,636
Farming	—	9,925
Corporate	63,003	59,386
Total consolidated assets	$594,008	$607,947

17.          SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2018
Sales of real estate	$33,998	$18,376	$21,400	$14,550
Rental income	$5,889	$5,911	$5,996	$3,823
Contract service revenues	$11,506	$10,278	$7,768	$669
Farming revenues	$—	$—	$—	$—
Co-op marketing and advertising fees	$130	$136	$119	$22
Cost of sales	$15,835	$16,417	$16,255	$11,549
Contract service expenses	$11,506	$10,278	$7,768	$669
Farming expenses	$—	$—	$—	$—
Income (loss) from operations	$12,509	$910	$(17,034)	$(3,353)
Net income (loss) attributable to HomeFed Corporation common shareholders	$8,792	$654	$(12,430)	$2,916
Basic earnings (loss) per common share attributable to HomeFed Corporation shareholders	$0.57	$0.04	$(0.80)	$0.19
Diluted earnings (loss) per common share attributable to HomeFed Corporation shareholders	$0.57	$0.04	$(0.80)	$0.19

2017
Sales of real estate	$14,950	$20,178	$7,980	$7,514
Rental income	$5,932	$6,357	$5,877	$5,764
Contract service revenues	$8,754	$8,306	$8,584	$10,221
Farming revenues	$—	$—	$3,411	$96
Co-op marketing and advertising fees	$110	$127	$157	$190
Cost of sales	$12,502	$18,248	$7,609	$6,839
Contract service expenses	$8,754	$8,306	$8,584	$10,221
Farming expenses	$937	$988	$1,179	$406
Income (loss) from operations	$395	$765	$988	$(709)
Net income (loss) attributable to HomeFed Corporation common shareholders	$232	$13,682	$470	$(3,453)
Basic earnings (loss) per common share attributable to HomeFed Corporation shareholders	$0.02	$0.89	$0.03	$(0.22)
Diluted earnings (loss) per common share attributable to HomeFed Corporation shareholders	$0.02	$0.88	$0.03	$(0.22)

During the fourth quarter of 2018, net income (loss) attributable to HomeFed Corporation common shareholders includes provision for losses on real estate of $(1,800,000) consisting of a write-down of our SweetBay assets due to damage caused by Hurricane Michael.

During the third quarter of 2018, net income (loss) attributable to HomeFed Corporation common shareholders includes provision for losses on real estate of $(18,200,000) consisting of a write-down of $(17,450,000) on our Pacho leasehold and a write-down of $(750,000) on our real estate in Maine.

During the second quarter of 2017, net income attributable to HomeFed Corporation common shareholders includes a credit to income tax expense of $13,200,000 resulting from settling our 2014 federal tax examination where we were allowed to reverse a portion of our deferred tax liability and our unrecognized tax benefits.

18.          SUBSEQUENT EVENTS

On February 19, 2019, we announced that we received a proposal from our majority shareholder, Jefferies Financial Group Inc. (“Jefferies”), to purchase the remaining common stock of HomeFed not already owned by Jefferies in a transaction that would entail Jefferies issuing two shares of Jefferies common stock for each share of HomeFed’s common stock to be acquired by Jefferies.

Consistent with its fiduciary duties and with the stockholders agreement between HomeFed and Jefferies, the HomeFed Board of Directors has appointed a special committee of independent directors (the "special committee") who, in consultation with independent financial and legal advisors, will carefully review and evaluate Jefferies’ proposal. Jefferies’ proposal is subject to an affirmative recommendation by the special committee and approval by holders of a majority of the outstanding shares of HomeFed common stock not already owned by Jefferies or its affiliates, in addition to any other vote required by applicable law.

In January 2019, we withdrew $18,500,000 from escrow under the Village Escaya EB-5 program which increased our total obligation outstanding to $123,500,000. There is $1,500,000 in escrow for Village of Escaya and $5,000,000 in escrow for Cota Vera.

During February 2019, dividends of $6,000,000 were declared by our subsidiary that owns the San Elijo Hills project, of which $900,000 was paid to the noncontrolling interests in the San Elijo Hills project, and the balance was distributed to the parent Company.