Form 10-Q
period 2019-03-31
HOMEFED CORP
filed 2019-05-09
CIK 833795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act: None

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On April 26, 2019, there were 15,500,246 outstanding shares of the Registrant’s Common Stock, par value $.01 per share.

Part I -FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2019 and December 31, 2018
(Dollars in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Real estate held for development	$335,018	$328,239
Real estate held for investment, net	38,005	37,962
Cash and cash equivalents	80,245	63,053
Contract assets	5,460	11,084
Equity method investments	94,927	93,170
Accounts receivable, deposits and other assets	14,643	20,790
Intangible assets, net	1,009	1,054
Net deferred tax asset	40,370	38,656

TOTAL	$609,677	$594,008

LIABILITIES
Accounts payable and accrued liabilities	$40,956	$38,674
Below market lease contract intangibles, net	1,315	1,377
Non-refundable option payments	85	85
Liability for environmental remediation	1,450	1,452
Accrued interest payable	108	72
Other liabilities	5,450	4,617
Long-term debt, net	105,287	88,773

Total liabilities	154,651	135,050

COMMITMENTS AND CONTINGENCIES (Note 15)

EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 15,500,246 shares outstanding after deducting 398,663 shares held in treasury	155	155
Additional paid-in capital	602,147	602,031
Accumulated deficit	(150,521)	(147,039)
Total HomeFed Corporation common shareholders' equity	451,781	455,147
Noncontrolling interest	3,245	3,811
Total equity	455,026	458,958

TOTAL	$609,677	$594,008

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the periods ended March 31, 2019 and 2018
(In thousands, except per share amounts)
(Unaudited)

	2019	2018
REVENUES
Sales of real estate	$25,792	$33,998
Contract service revenues	54	11,506
Rental income	2,640	5,889
Co-op marketing and advertising fees	15	130
	28,501	51,523

EXPENSES
Cost of sales	20,138	15,835
Contract service expenses	54	11,506
Rental operating expenses	1,073	4,208
General and administrative expenses	7,216	5,185
Depreciation and amortization	476	857
Administrative services fees to Jefferies Financial Group Inc.	45	45
	29,002	37,636

Income (loss) from operations before losses from equity method investments	(501)	13,887

Losses from equity method investments	(5,348)	(1,378)

Income (loss) from operations	(5,849)	12,509

Interest and other income	426	108

Income (losses) before income taxes and noncontrolling interest	(5,423)	12,617

Income tax benefit (provision)	2,275	(3,806)

Net income (loss)	(3,148)	8,811

Net income attributable to the noncontrolling interest	(334)	(19)

Net income (loss) attributable to HomeFed Corporation common shareholders	$(3,482)	$8,792

Basic and diluted earnings (losses) per common share attributable to HomeFed Corporation common shareholders	$(0.22)	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
For the periods ended March 31, 2019 and 2018
(In thousands, except par value)
(Unaudited)

	HomeFed Corporation Common Shareholders
	Common Stock $.01 Par Value	AdditionalPaid-In Capital	AccumulatedDeficit	Subtotal	Noncontrolling Interest	Total

Balance January 1, 2018	$155	$600,308	$(148,199)	$452,264	$5,106	$457,370
Cumulative effect of the adoption of accounting standards			1,228	1,228		1,228
Balance January 1, 2018, as adjusted	155	600,308	(146,971)	453,492	5,106	458,598
Net income			8,792	8,792	19	8,811
Share-based compensation expense		535		535		535

Balance, March 31, 2018	$155	$600,843	$(138,179)	$462,819	$5,125	$467,944

Balance January 1, 2019	$155	$602,031	$(147,039)	$455,147	$3,811	$458,958
Net loss			(3,482)	(3,482)	334	(3,148)
Distributions to noncontrolling interests				—	(900)	(900)
Share-based compensation expense		116		116		116

Balance, March 31, 2019	$155	$602,147	$(150,521)	$451,781	$3,245	$455,026

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the periods ended March 31, 2019 and 2018
(In thousands)
(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,148)	$8,811
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Losses from equity method investments	5,348	1,378
Provision (benefit) for deferred income taxes	(1,714)	3,283
Share-based compensation expense	116	800
Depreciation and amortization of property, equipment and leasehold improvements	50	79
Gain on sale of Rampage property	—	(17,293)
Other amortization	376	1,102
Distributions from equity method investments	1,155	701
Development costs in excess of Cost Cap	(6,790)	—
Changes in operating assets and liabilities:
Real estate, held for development	(3,779)	(9,466)
Real estate, held for investment	(134)	(500)
Contract assets/liabilities	5,624	(6,010)
Accounts receivable, deposits and other assets	2,431	3,950
Accounts payable and accrued liabilities	(1,762)	(845)
Accrued interest payable	36	(1,248)
Non-refundable option payments	—	20
Liability for environmental remediation	(2)	—
Income taxes payable	3,518	348
Other liabilities	833	(622)
Net cash provided by (used for) operating activities	2,158	(15,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Rampage property	—	26,000
Investments in equity method investments	(1,470)	(11)
Capital distributions from equity method investments	—	82,000
Net cash provided by (used for) investing activities	(1,470)	107,989

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	18,500	7,000
Payment of debt issuance costs	(1,096)	(13)
Distributions to noncontrolling interests	(900)	—
Net cash provided by financing activities	16,504	6,987

Net increase in cash, cash equivalents and restricted cash	17,192	99,464

Cash, cash equivalents and restricted cash, beginning of period	63,053	43,100

Cash, cash equivalents and restricted cash, end of period	$80,245	$142,564

Supplemental disclosures of cash flow information:
Cash paid (refunded) for income taxes, net of tax refunds	$(3,446)	$325
Cash paid for interest (net of amounts capitalized)	$—	$—

Non-cash operating activities:
Project development costs incurred that remain payable at end of period	$25,029	$17,851

Non-cash financing activities:
Cashless exercise of stock options to purchase common shares	$—	$69
Debt issuance costs incurred but not paid yet	$1,772	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOMEFED CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

1.   Recent Developments

As previously disclosed, on April 12, 2019, HomeFed Corporation, a Delaware corporation (“HomeFed”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Jefferies Financial Group Inc., a New York corporation (“Jefferies”). On May 2, 2019 we amended the Merger Agreement. Pursuant to the amended Merger Agreement, we will be merged with and into a subsidiary of Jefferies and our shareholders on the record date will cease being our shareholders and will receive two shares of Jefferies common stock for each one share of our common stock held. The transactions contemplated by the Merger Agreement were reviewed, approved and recommend to the HomeFed Board of Directors for approval by the special committee of independent directors appointed by the HomeFed Board of Directors who, in consultation with independent financial and legal advisors, are responsible for reviewing and evaluating Jefferies’ proposal and the terms of the Merger Agreement. Completion of the merger is subject to customary closing conditions, a number of which are not within our control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the merger. These conditions include, among other things, approval by a majority of our stockholders (excluding Jefferies and its affiliates). Following the merger, shares of HomeFed Common Stock will no longer be quoted on the OTCQB Marketplace, there will be no public market for shares of HomeFed Common Stock, and registration of shares of HomeFed Common Stock under the Securities Exchange Act of 1934 will be terminated. If the merger is not completed for any reason, we will remain a public company.

2.   Accounting Developments

The unaudited interim consolidated financial statements, which reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes necessary to fairly state results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in our audited consolidated financial statements for the year ended December 31, 2018, which are included in our Annual Report filed on Form 10-K for such year (the “2018 10-K”).  Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2018 was extracted from the audited annual consolidated financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

There is no other comprehensive income for the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, other than the following, there were no significant updates made to the Company’s significant accounting policies. The accounting policy changes are attributable to the adoption of the Financial Accounting Standards Board (“FASB”) guidance on Revenue from Contracts with Customers (the "new revenue standard"). These revenue recognition policy updates are applied prospectively in our financial statements from January 1, 2018 forward using the modified retrospective approach. Reported financial information for the historical comparable period was not revised and continues to be reported under the accounting standards in effect during the historical periods.

Accounting Developments - Adopted Accounting Standards

Leases. In February 2016, the FASB issued new guidance that affects the accounting and disclosure requirements for leases. The FASB requires the recognition of all leases that are longer than one year onto the balance sheet, which will result in the recognition of a right of use asset and a corresponding lease liability. The guidance is effective for annual and interim periods beginning after December 15, 2018. We adopted the lease standard, including certain practical expedients, at the beginning of the first quarter of 2019 and recorded an adjustment of  $1,930,000 for the right of use asset and an adjustment of $1,950,000 for the lease liability. The right of use asset is determined by calculating the present value of future payments due under the lease discounted using an incremental borrowing rate and further adjusted for prepaid rent and certain lease incentives that were outstanding upon adoption.

The right of use asset is included in Accounts receivable, deposits and other assets on the Consolidated Balance Sheet. The lease liability of $1,950,000 is representative of the present value of future payments due under the lease, discounted using the incremental borrowing rate. The lease liability will be increased by accreted interest at the incremental borrowing rate and reduced by future payments made under the lease obligation. The lease liability is included in Other liabilities on the Consolidated Balance Sheet. The impact to to the consolidated statement of income and cash flows were not material.

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

Accounting Developments- Accounting Standards to be Adopted in Future Periods

Consolidation. In October 2018, the FASB issued new guidance which requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective in the first quarter of fiscal 2021. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3.   Intangibles, Net

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

A summary of intangible assets is as follows (in thousands):

	March 31, 2019	December 31, 2018	Amortization (in years)
Above market lease contracts, net of accumulated amortization of $10,527 and $10,513	$347	$361	1 to 24
Lease in place value, net of accumulated amortization of $3,424 and $3,393	662	693	1 to 24
Intangible assets, net	$1,009	$1,054

Below market lease contracts, net of accumulated amortization of $4,273 and $4,211	$1,315	$1,377	1 to 24

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

Amortization expense related to above market lease contracts recognized in Rental income was $10,000 and$500,000 for the three months ended March 31, 2019 and 2018, respectively. The estimated future amortization expense recognized in Rental income for the above market lease intangible assets is as follows: remainder of 2019 - $50,000; 2020 - $50,000; 2021 - $50,000; 2022 - $50,000; 2023 - $50,000 and thereafter - $150,000.

Amortization expense on lease in place intangible assets was $50,000 and $150,000 for the three months ended March 31, 2019 and 2018, respectively. The estimated future amortization expense for the lease in place intangible asset for each of the next five years is as follows: remainder of 2019 - $50,000; 2020 - $100,000; 2021 - $100,000; 2022 - $100,000; 2023 - $50,000 and thereafter - $300,000.

Negative amortization expense related to below market lease contracts recognized in Rental income was $50,000 and $200,000 for three months ended March 31, 2019 and 2018, respectively. The estimated future negative amortization expense recognized in Rental income for the below market lease intangible assets is as follows: remainder of 2019 - $(150,000); 2020 - $(200,000); 2021 - $(200,000); 2022 - $(100,000); 2023 - $(100,000) and thereafter - $(500,000).

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

Pursuant to that certain Contribution Agreement, dated as of December 10, 2018 (the "Contribution Agreement"), among RS JZ, HF Fulton Street Holdings LLC (“HF Fulton”), a wholly-owned subsidiary of HomeFed, and RedSky JZ Fulton Investors, LLC, a Delaware limited liability company (the “Joint Venture”), HomeFed contributed initial capital in the amount of $52,500,000 and an additional $1,450,000 of capital in January 2019 to the Joint Venture. As consideration for the capital contribution, RS JZ caused the Joint Venture to issue to HF Fulton a membership interest in the Joint Venture consisting of 49% of the total membership interests in the Joint Venture. RS JZ holds the remaining 51% membership stake in the Joint Venture. The Contribution Agreement includes customary representations and warranties by RS JZ in favor of HF Fulton as to the state of title and other matters affecting title to the Real Property, and as to the assets and liabilities of the Joint Venture. The Contribution Agreement also includes customary representations and warranties as to the assets and liabilities of the two wholly-owned subsidiaries of the Joint Venture which own fee title to the Real Property.

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

RedSky JZ Fulton Investors is considered a variable interest entity ("VIE"). We have determined that we are not the primary beneficiary of RedSky JZ Fulton Investors because our economic interest is 49%, the assets are managed by RedSky, and major decisions are decided by an executive committee of which we share joint control. Therefore, we do not consolidate RedSky JZ Fulton Investor and we account for our equity interest under the equity method of accounting as of December 31, 2018. Our maximum exposure to loss as a result of our involvement with RedSky JZ Fulton Investors is limited to our capital contribution of $53,950,000.

Otay project:
In January 2017, we recorded the final map that subdivided the approximately 450-acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the Village of Escaya. We formed three limited liability companies (each a “Builder LLC”) to own and develop 948 homes within Escaya and entered into individual operating agreements with each of the three builders as members of each Builder LLC. On January 5, 2017, we made an aggregate capital contribution valued at $20,000,000 of unimproved land and $13,200,000 of completed infrastructure improvements to the three Builder LLCs, representing land and completed improvement value at inception of the Builder LLCs. The builders made a cash contribution of $20,000,000 and $2,250,000 of capitalizable land improvements in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us. Although each of the three Builder LLCs is considered a variable interest entity, we do not consolidate any of them since we are not deemed to be the primary beneficiary as we share joint control with each Builder LLC through a management committee and we lack authority over establishing home sales prices and accepting offers.

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC. Additionally, we are responsible for the remaining cost of developing the community infrastructure with funding guaranteed by us under the respective operating agreements for which we received a capital credit of $78,600,000 ("Cost Cap"), and we are responsible for any costs in excess of this limit to complete the community infrastructure. As of March 31, 2019, the cost of infrastructure improvements in the Village of Escaya that is attributable to the Builder LLCs exceeded the Cost Cap by $16,550,000 ($6,800,000 occurred during the first quarter of 2019), and we expect to incur additional costs until we complete our infrastructure obligations. The builders are responsible for the construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 15 for more information.

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

At March 31, 2019 and December 31, 2018, our equity method investments are comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
RedSky JZ Fulton Investors	$53,943	$52,522
BRP Holding	9,636	8,136
BRP Hotel	16,762	17,963
Builder LLCs	14,586	14,549
Total	$94,927	$93,170

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

Income (losses) from equity method investments includes the following for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
RedSky JZ Fulton Investors	$(49)	$—
BRP Holding	1,500	(7,721)
BRP Hotel	(1,202)	3,632
Builder LLCs (1)	(5,597)	2,711
Total	$(5,348)	$(1,378)

(1) As of March 31, 2019, we exceeded the reimbursement limit related to infrastructure costs of $78,600,000 with the Builder LLCs by $16,550,000 ($6,800,000 occurred during the first quarter of 2019) for which we don't receive an incremental claim to additional capital of the Builder LLCs. We initially exceeded the reimbursement limit in the third quarter of 2018, and therefore, the cost overruns are adversely affecting our share of the profit from the Builder LLCs during the three month 2019 period.

The following table provides summarized data with respect to our equity method investments as of March 31, 2019 and 2018 and for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Assets	$606,897	$429,087
Liabilities	496,594	366,573

	For the three months ended March 31,
	2019	2018
Total revenues	$54,036	$62,736
Income from continuing operations before extraordinary items	2,699	6,376
Net income	2,699	6,376

5.   Leases

Lessee activity:
We have entered into an operating lease for our corporate headquarters in Carlsbad, California. Our lease has a remaining term of approximately six years with the ability to extend the lease term an additional five years. We have not recognized option periods under the lease as part of the right of use asset or lease liability as it is not reasonably certain that the option periods will be exercised. The right of use asset will be amortized over the term of the lease on a straight-line basis to rent expense, adjusted for interest accretion at the incremental borrowing rate. The lease liability will be increased by accreted interest at the incremental borrowing rate and reduced by future payments made under the lease obligation.

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term. We determine the present value of payments under a lease based on our incremental borrowing rate as of the lease commencement date. The incremental borrowing rate is equal to the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Our incremental borrowing rate of 4.26% is a quoted rate from a banking institution and is representative of a rate of lending under similar terms as those outlined in the lease including term, type of asset, and total commitment. For operating leases that commenced prior to our adoption of the new lease guidance, we measured the lease liabilities and right-of-use assets using our incremental borrowing rate as of January 1, 2019.

As of March 31, 2019, we have a right of use asset of $1,850,000 and we have an operating lease liability of $1,950,000 consisting of operating lease liabilities of $1,910,000 and accounts payable and accrued expenses of $40,000. The right of use asset is included in Accounts receivable, deposits and other assets on the Consolidated Balance Sheet, and the lease liability is included in Other liabilities on the Consolidated Balance Sheet.

The maturity of our operating lease as of March 31, 2019 is as follows (in thousands):

Remainder of 2019	$230
2020	356
2021	366
2022	371
2023	388
Thereafter	469
Total lease payments	$2,180
Less: imputed interest	(270)
Present value of lease liabilites	$1,910

Our operating lease expense for the three months ended March 31, 2019 was $90,000.

Lessor activity:
We lease office, retail and residential space to customers related to our real estate held for investment primarily at The Market Common. All of our leases are accounted as operating leases. Lessor accounting for operating leases has remained substantially the same compared to the prior standard. However, leasing costs that were previously eligible for capitalization such as initial direct costs are immediately expensed under the new guidance.

6.   Debt

Construction loans:
In March 2018, we entered into construction loan agreements for $58,850,000, the proceeds of which will be used for the construction of the town center portion of the Village of Escaya known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments, approximately 20,000 square feet of retail space, and a 10,000 square foot community facility building. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws are permitted under the loan agreement once evidence of our investment into the project reaches $35,000,000, including land value. As of April 26, 2019, no amounts have been drawn under the loan. The loan matures on March 1, 2021 with one 12-month extension subject to certain extension conditions as set forth in the loan agreements.

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

At March 31, 2019, we have a $123,500,000 principal amount outstanding under the Village of Escaya EB-5 Program. There are no amounts outstanding under the Cota Vera EB-5 Program.

At March 31, 2019, we are in compliance with all debt covenants which include, among other requirements, limitations on incurrence of debt, collateral requirements and restricted use of proceeds.

Real estate held for development includes capitalized interest, including amortization of issuance costs and debt discount, of $950,000 and $1,800,000 for the three months ended March 31, 2019 and 2018, respectively.

Debt is presented on the Balance Sheet net of issuance costs of $18,200,000 and $16,200,000 at March 31, 2019 and December 31, 2018, respectively.

7.   Income Taxes

During the first quarter of 2019, we recorded a $400,000 benefit as a result of the expiration of certain state and local statutes of limitation. The aggregate amount of gross unrecognized tax benefits related to uncertain tax positions at March 31, 2019 was $450,000 (including $100,000 for interest). If recognized, such amounts would lower our effective tax rate. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. No material penalties were accrued for the three months ended March 31, 2019 and 2018.

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

8.   Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share amounts were calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The numerators and denominators used to calculate basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Numerator – net income (loss) attributable to HomeFed Corporation common shareholders	$(3,482)	$8,792

Denominator for basic earnings per share– weighted average shares	15,500	15,474

Restricted stock units	—	23
Stock options	—	3

Denominator for diluted earnings per share– weighted average shares	15,500	15,500

For 2019 and 2018, options to purchase 170,000 and 150,000, respectively, weighted-average shares were not included in the computation of diluted loss per share as the result was anti-dilutive.

9.   Fair Value Information

The carrying amounts and estimated fair values of our principal financial instruments that are not recognized on a recurring basis are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Long-term debt:
EB-5 (a)	$105,287	$123,500	$88,773	$105,000

(a) The fair value approximates the principal amount of the EB-5 debt utilizing available market data inputs that are considered level 3 inputs. The difference between carrying amount and fair value is capitalizable debt issuance costs.

No other assets or liabilities were measured at fair value on a nonrecurring basis as of March 31, 2019.

10.   Related Party Transactions

Builder LLCs:

Two of our executive officers are members of the four-member management committee at each Builder LLC and are designated to consider major decisions for each of the three Builder LLCs. Each Builder LLC appointed two members to the management committee, which is controlled jointly by us and the respective builder. HomeFed is contractually obligated to obtain infrastructure improvement bonds on behalf of the Builder LLCs. See Note 15 for more information. HomeFed may also be responsible for the funding of the real estate improvement costs for the infrastructure of the development if our subsidiary that invested in each Builder LLC fails to do so.

Brooklyn Renaissance Plaza:

As more fully discussed in the 2018 10-K, BRP Leasing held a master lease at BRP Holding and subleased the office space to multiple tenants. BRP Leasing was obligated to pay future minimum annual rental expense (exclusive of month-to-month leases, real estate taxes, maintenance and certain other charges). The obligations under the master lease ended October 2018, and leasing activities are now directly managed and handled by BRP Holding. Beginning in November 2018, we recognize income from this office space through BRP Holding under the equity method of accounting.

Jefferies:

Pursuant to an administrative services agreement, Jefferies provides us certain administrative and accounting services, including providing the services of our Secretary.  Administrative services fee expenses were $45,000 for each of the three months ended March 31, 2019 and 2018, respectively. The administrative services agreement automatically renews for successive annual periods unless terminated in accordance with its terms. We sublease office space to Jefferies under a sublease agreement through January 2025. Amounts reflected in other income pursuant to this agreement were $4,000 and $3,000, respectively, for the three months ended March 31, 2019 and 2018.

Jefferies is contractually obligated to obtain infrastructure improvement bonds on behalf of the San Elijo Hills project. See Note 15 for more information.

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

Patrick Bienvenue:

During 2016, we entered into a consulting agreement between us and Patrick Bienvenue, one of our directors, to consult on various projects, primarily SweetBay. The agreement was approved by the Audit Committee pursuant to the Related Party Transaction Policy. During the three month periods ended March 31, 2019 and 2018, we paid Patrick Bienvenue $50,000, and $20,000, respectively, for his services and travel expenses under this agreement.

11.   Revenues from Contracts with Customers

The following table presents our total revenues separated for our revenues from contracts with customers and our other sources of revenues (in thousands):

	2019	2018

Revenues from contracts with customers:
Sales of real estate	$25,792	$33,998
Contract service revenues	54	11,506
Co-op marketing and advertising fees	15	130
Total revenues from contracts with customers	25,861	45,634

Other revenues:
Rental income	2,640	5,889
Total revenue from other sources	2,640	5,889

Total revenues	$28,501	$51,523

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

Disaggregation of Revenue
The following presents our revenues from contracts with customers disaggregated by project for the three months ended March 31, 2019 and 2018 (in thousands):

	Real Estate Segment
	Otay	San Elijo	Ashville Park	The Market Common	SweetBay	Rampage	BRP Leasing	Pacho	Total Real Estate Segment	Total Corporate Segment	Total

Three month 2019 period
Revenues from contracts with customers:
Sales of real estate	$—	$17,527	$—	$275	$7,805	$—	$—	$—	$25,607	$—	$25,607
Profit participation from real estate sales	—	—	—	185	—	—	—	—	185	—	185
Contract service revenues	54	—	—	—	—	—	—	—	54	—	54
Co-op marketing and advertising fees	—	—	15	—	—	—	—	—	15	—	15
Total revenues from contracts with customers	54	17,527	15	460	7,805	—	—	—	25,861	—	25,861

Other revenues:
Rental income	—	—	—	2,535	94	—	—	7	2,636	4	2,640
Total revenue from other sources:	—	—	—	2,535	94	—	—	7	2,636	4	2,640

Total revenues:	$54	$17,527	$15	$2,995	$7,899	$—	$—	$7	$28,497	$4	$28,501

Three month 2018 period
Revenues from contracts with customers:
Sales of Real Estate	$—	$4,804	$—	$250	$2,831	$26,000	$—	$—	$33,885	$—	$33,885
Profit participation from real estate sales	—	—	—	113	—	—	—	—	113	—	113
Contract service revenues	11,506	—	—	—	—	—	—	—	11,506	—	11,506
Co-op marketing and advertising fees	—	100	30	—	—	—	—	—	130	—	130
Total revenues from contracts with customers	11,506	4,904	30	363	2,831	26,000	—	—	45,634	—	45,634

Other revenues:
Rental income	—	—	—	2,531	67	—	3,281	7	5,886	3	5,889
Total revenue from other sources:	—	—	—	2,531	67	—	3,281	7	5,886	3	5,889

Total revenues:	$11,506	$4,904	$30	$2,894	$2,898	$26,000	$3,281	$7	$51,520	$3	$51,523

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less.

During the three months ended March 31, 2019 and 2018, revenues related to performance obligations satisfied (or partially satisfied) in previous periods that were recognized were insignificant.

Upon adoption of the new Revenue Recognition standard beginning on January 1, 2018, performance obligations not yet complete under a contract with the customer related to a parcel of land, lot or home when title transfers to the buyer are recorded as a contract liability (which is reflected in Other liabilities on the Consolidated Balance Sheet), and revenue associated with the incomplete performance obligation is deferred until the performance obligation is completed. For the three months ended March 31, 2019, the activity in the contract liability account is as follows (in thousands):

2019
Contract liability balance at January 1,	$1,008
Performance obligations not yet complete on the date of sale	—
Performance obligations satisfied	(54)
Contract liability balance balance at March 31,	$954

Contract Balances
The timing of revenue recognition may differ from the timing of payment by customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

We had receivables related to revenues from contracts with customers of $550,000 and $500,000 at March 31, 2019 and December 31, 2018, respectively. There were no recorded impairment charges related to those receivables during the three months ended March 31, 2019 and 2018.

12.  Interest and Other Income

Other income includes service income related to a utility bundling service agreement with the homeowners at the Ashville Park project. Income of $100,000 and $90,000, respectively, was recognized during the three months ended March 31, 2019 and 2018.

Interest and other income includes interest income of $50,000 and $20,000 for the three months ended March 31, 2019 and 2018, respectively.

13.  Real Estate Sales Activity

Rampage property:
In January 2018, we closed on the sale of the Rampage property for $26,000,000. The agreement was assigned to a qualified intermediary under an Exchange Agreement to facilitate a 1031 like-kind exchange for tax purposes. In July 2018, we completed the 1031 like-kind exchange and acquired $13,400,000 of replacement property, primarily consisting of improvements at the mixed-use apartment and retail project at the Village of Escaya, and the remaining proceeds of $12,600,000 is no longer restricted and can be used for any business operation. We recorded a gain on the sale of approximately $17,300,000 for the three months ended March 31, 2018. The sale of Rampage property did not meet the GAAP criteria to be classified as a discontinued operation.

Otay Land project:
The grand opening at the Village of Escaya occurred in June 2017. During the three months ended March 31, 2019 and 2018, 46 and 59 homes, respectively, were sold through our three limited liability companies, the Builder LLCs, which are joint ventures with three local homebuilders. We apply the equity method of accounting for the activity related to the Builder LLCs.

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

San Elijo Hills project:
During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project.  We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities.  This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. Sales began during the second quarter of 2017, and we sold 9 and 3 homes for $17,550,000  and $4,800,000 during the three months ended March 31, 2019 and 2018, respectively. As of April 26, 2019, we have entered into agreements to sell 10 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $18,600,000, which are expected to close in the second and third quarters of 2019.

Ashville Park project:
There were no sales at the Ashville Park project during the three months ended March 31, 2019 and 2018. The entitlement effort to re-plan Villages C, D and E was impacted by a delay within the City of Virginia Beach. In 2014 and 2016, severe storm events caused regional flooding, and large portions of the City of Virginia Beach’s storm water management system did not perform as expected. In 2016, the City of Virginia Beach hired outside civil engineers to study the system and provide possible solutions. The study is now complete and reveals that significant improvements to the storm water management system within the City of Virginia Beach are needed. In August 2018, the City of Virginia Beach approved our plans for 116 homes in Village C. The approval provides that we dedicate approximately 25 acres of land, which we had planned for 44 homes and open space known as Village D, to the City of Virginia Beach to be used as part of the City storm water management solution.

The Market Common:
For the three months ended March 31, 2019 and 2018, we closed on sales of real estate at The Market Common as follows:

	2019		2018
	Number of units sold	Revenue from contracts with customers	Number of units sold	Revenue from contracts with customers
Single family lots	—	$—	5	$250,000
Multi-family lots	9	275,000	—	—
Profit sharing agreements	N/A	200,000	N/A	100,000

As of April 26, 2019, we have entered into an agreement to sell 45 single family lots for $2,250,000 and 109 multi-family lots for $3,000,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

SweetBay project:

During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes in Phase 1A, which was subsequently amended to add an additional 56 homes in Phase 1B and 69 homes in Phase 1C at the SweetBay project. We sold 23 and 8 single family homes for $7,800,000 and $2,850,000 for the three months ended March 31, 2019 and 2018, respectively.

As of April 26, 2019, we have entered into agreements to sell 40 single family homes at the SweetBay project under this agreement for aggregate cash proceeds of $13,550,000 which are expected to close in 2019 and 2020.

14. Real Estate Held for Development

We previously reported that we may not develop the Pacho Property unless we are able to obtain fee title from Pacific Gas & Electric (“PG&E”) within a reasonable period of time. The original 99-year lease term to the Pacho Property expires in 2067. The lease includes an option to renew it for an additional 99-year term.

We have made no progress in obtaining the fee title from PG&E. In August 2018, we notified PG&E that we formally exercised the option and that we intend to commence a declaratory relief proceeding to confirm our leasehold is valid until 2166 and is not rendered shorter by the provisions of California Civil Code section 718. In September 2018, PG&E responded and asserted for the first time that it contends California Civil Code section 717 ends the lease in 2019, which we are disputing.

We concluded that our Pacho leasehold was impaired and recorded a $17,450,000 pre-tax charge (the entire carrying value of the leasehold) during 2018, of which $1,750,000 is attributable to the non-controlling interest.

On February 1, 2019, we filed a Complaint for Declaratory Relief and Quiet Title in the San Francisco Superior Court against the lessor, Eureka Energy Company, asking for a determination that the initial term of the lease is valid and enforceable through December 26, 2067 and that the option to renew the lease for an additional 99 years is valid through December 26, 2166. The legal matter was subsequently moved from San Francisco Superior Court to San Luis Obispo County Superior Court. Eureka Energy Company is a wholly owned subsidiary of PG&E. The following day, PG&E filed for bankruptcy protection. Eureka Energy Company was not identified as a debtor in the PG&E bankruptcy. If we are unsuccessful in obtaining a favorable ruling on our claims for declaratory relief, then we believe that we will have recourse to pursue our unrecognized claims against the insurer of the leasehold title and the real estate counsel that represented us in our 2014 purchase of the leasehold interest. However, there is no assurance that we will be successful in these matters.

On May 2, 2019, Eureka filed a general denial to the complaint along with a cross-complaint against us alleging causes of action for declaratory relief and quiet title, the same claims as asserted against Eureka by us. The gravamen of Eureka’s cross-complaint is that the subject lease is agricultural and therefore limited to a term of 51 years.

15.  Commitments and contingencies

In December 2017, we entered into an agreement with a San Diego-based contractor to build the towncenter portion of the Village of Escaya project, known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments and approximately 20,000 square feet of retail space. The construction commenced in January 2018 and is anticipated to be completed in two years. In the fourth quarter of 2018, the contract became non-cancellable without cause upon completion of the foundations for each of the buildings within the project. As of March 31, 2019, the estimated remaining cost to complete the contract is $40,950,000.

In May 2018, our corporate office lease was amended to add 2,240 square feet of office space and extend the lease through February 28, 2025.

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

As of March 31, 2019, the amount of outstanding bonds for each project is as follows:

Amount of outstanding bonds
Otay Land project	$50,400,000
San Elijo Hills project	650,000
Ashville Park project	600,000
The Market Common	100,000

We agreed to indemnify Jefferies for certain lease obligations of BRP Leasing that were assumed from a former subsidiary of Jefferies that was sold to a third party prior to the Acquisition.  The former subsidiary of Jefferies remained the primary obligor under the lease obligations and Jefferies agreed to indemnify the third party buyer. Our obligations under the primary lease expired in October 2018 and BRP Leasing will no longer have any indemnity obligations.

We are subject to litigation which arises in the course of our business.  We do not believe that the ultimate resolution of any such matters will materially affect our consolidated financial position, our consolidated results of operations or liquidity.

16. Share-Based Compensation

1999 Stock Incentive Plan:
On August 8, 2018, options to purchase an aggregate of 7,000 shares of Common Stock were granted to the members of the Board of Directors under our 1999 Stock Incentive Plan at an exercise price of $50.50 per share, the market price per share on the grant date. Options granted become exercisable in four equal installments starting one year from date of grant and must be exercised within five years from date of grant and will be expensed equally over the four year vesting period. As of March 31, 2019, 252,400 shares are available under the 1999 Stock Incentive Plan.

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

2014 RSU Plan:
On August 13, 2014, the Board of Directors adopted an RSU Opportunity Plan (the "2014 RSU Plan”) under which 100,000 shares of Common Stock were authorized for issuance to our executive officers. Participants were eligible for RSU awards based on satisfaction of performance criteria established by the Board of Directors in 2014. The performance period under the 2014 RSU Plan ended on December 31, 2016. The Board of Directors evaluated the participants' performance against the performance criteria and awarded an aggregate of 75,000 RSUs to the participants on March 15, 2017. Fifty percent of the RSU award under the 2014 RSU Plan vested on December 31, 2017 and the remaining fifty percent vested on December 31, 2018.

The 2014 RSU grant consisted of two settlement features: (1) 22,500 RSUs settled through the issuance of shares of Common Stock within 30 days of the vesting date; this component is classified as an equity award. The closing price on March 15, 2017 of $44.20 was used to value this component of the award. Stock compensation expense for this component of the award was $250,000 for the three months ended March 31, 2018; and (2) 15,000 RSUs settled in cash based on the average closing price over a period of ten trading days immediately preceding the date of declaration which must occur within thirty days of the vesting date. This component is classified as a liability award, which required us to measure the fair value of the award at the end of each reporting period. Using a fair value approach, stock compensation expense for this component of the award was $250,000  for the three months ended March 31, 2018.

17. Segment Information

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

Certain information concerning our segments for the three months ended March 31, 2019 and 2018 is presented in the following table (dollars in thousands).

	2019	2018
Revenues:
Real estate	$28,497	$51,520
Corporate	4	3
Total consolidated revenues	$28,501	$51,523

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$(1,500)	$16,266
Corporate	(3,923)	(3,649)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$(5,423)	$12,617

Depreciation and amortization expenses:
Real estate	$459	$840
Corporate	17	17
Total consolidated depreciation and amortization expenses	$476	$857

Identifiable assets employed:	March 31, 2019	December 31, 2018
Real estate	$546,125	$531,005
Corporate	63,552	63,003
Total consolidated assets	$609,677	$594,008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

Statements included in this Report may contain forward-looking statements.  See “Cautionary Statement for Forward-Looking Information” below.  The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 10-K”).

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

Recent Developments

As previously disclosed, on April 12, 2019, HomeFed Corporation, a Delaware corporation (“HomeFed”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Jefferies Financial Group Inc., a New York corporation (“Jefferies”). On May 2, 2019 we amended the Merger Agreement. Pursuant to the amended Merger Agreement, we will be merged with and into a subsidiary of Jefferies and our shareholders on the record date will cease being our shareholders and will receive two shares of Jefferies common stock for each one share of our common stock held. The transactions contemplated by the Merger Agreement were reviewed, approved and recommend to the HomeFed Board of Directors for approval by the special committee of independent directors appointed by the HomeFed Board of Directors who, in consultation with independent financial and legal advisors, are responsible for reviewing and evaluating Jefferies’ proposal and the terms of the Merger Agreement. Completion of the merger is subject to customary closing conditions, a number of which are not within our control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the merger. These conditions include, among other things, approval by a majority of our stockholders (excluding Jefferies and its affiliates). Following the merger, shares of HomeFed Common Stock will no longer be quoted on the OTCQB Marketplace, there will be no public market for shares of HomeFed Common Stock, and registration of shares of HomeFed Common Stock under the Securities Exchange Act of 1934 will be terminated. If the merger is not completed for any reason, we will remain a public company.

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

Revenues were $28,500,000 for the three months ended March 31, 2019 compared to $51,500,000 for the three months ended March 31, 2018. Excluding the one-time sale of the Rampage property of $26,000,000 in 2018, revenues increased by $3,000,000. The main drivers are due to increased sales of $12,700,000 at the San Elijo Hills project and $4,950,000 at the SweetBay project, partially offset by reduced contract service revenues of $11,450,000 at the Village of Escaya. Excluding the one-time sale of the Rampage property which yielded a gross margin of $17,300,000 in 2018, loss from operations before losses from equity method investments decreased for the three month 2019 period versus the three month 2018 period primarily attributed to higher gross margins of $3,700,000 related to the San Elijo Hills project. The higher gross margins for the San Elijo Hills project are due to higher sales prices for premium lots and an increase in home buyer upgrades.

Certain information concerning our segments for the three months ended March 31, 2019 and 2018 is presented in the following table (dollars in thousands).

	2019	2018
Revenues:
Real estate	$28,497	$51,520
Corporate	4	3
Total consolidated revenues	$28,501	$51,523

Income (loss) from continuing operations before income taxes and noncontrolling interest:
Real estate	$(1,500)	$16,266
Corporate	(3,923)	(3,649)
Total consolidated income (loss) from continuing operations before income taxes and noncontrolling interest	$(5,423)	$12,617

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

There were no sales of real estate at the Otay Land project during the three months ended March 31, 2019 and 2018 except for sales at the Village of Escaya that are accounted for under the equity method of accounting which is discussed below.

Contract service revenues and expenses were $50,000 and $11,500,000, respectively, for the three months ended March 31, 2019 and 2018. Under our agreements, we are responsible for the remaining cost of developing the community infrastructure but we also are entitled to receive up to $78,600,000 as reimbursement of development costs as the sale of homes occur at the Village of Escaya. However, we are also responsible for any costs in excess of this limit to complete the community infrastructure.

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

General and administrative expenses increased by $850,000 for the three months ended March 31, 2019 as compared to the same period in 2018 due to a $600,000 increase in legal expenses, a $200,000 increase in marketing expenses for the grand opening of the swim club in February 2019 at the Village of Escaya and a $50,000 increase in professional fees related to the EB-5 program.

Income (losses) from equity method investments include $(5,600,000) and $2,700,000 related to the sales activity of the Builders LLCs for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we exceeded the reimbursement limit related to infrastructure costs of $78,600,000 with the Builder LLCs by $16,550,000 ($6,800,000 occurred during the first quarter of 2019) for which we don't receive an incremental claim to additional capital of the Builder LLCs. We initially exceeded the reimbursement limit in the third quarter of 2018, and therefore, this amount only offsets our share of the profit from the Builder LLCs during the three month 2019 period. Home closings began during the first quarter of 2018, and 46 and 59 homes were sold during the three months ended March 31, 2019 and 2018, respectively.

San Elijo Hills Project:

We own 85% of and serve as the development manager for San Elijo Hills, a master-planned community in San Diego County, California, consisting of about 3,500 homes and apartments and a commercial and residential Towncenter.

During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. Sales began during the second quarter of 2017, and we sold 9 and 3 homes for $17,550,000 and $4,800,000 during the three months ended March 31, 2019 and 2018, respectively. Cost of sales related to these sold homes were $12,400,000 and $4,150,000 for the three months ended March 31, 2019 and 2018, respectively.

As of April 26, 2019, we also have 10 homes under contract for aggregate proceeds of $18,600,000, which are expected to close in the second and third quarters of 2019.

Through March 31, 2019, we have sold 3,445 of the total of 3,461 single family lots and multi-family units and have an agreement in place with a homebuilder to construct and sell on our behalf, for a fee, homes on the remaining 16 single family lots.

We recorded co-op marketing and advertising fee revenue of approximately $0 and $100,000 for the three months ended March 31, 2019 and 2018, respectively. We record these fees pursuant to contractual agreements, which are generally recorded over the term of the master marketing program that relates to the builder's home selling period, and the fees are based upon a fixed percentage of the homes' selling price.

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

There were no sales of residential lots at the Ashville Park project during the three months ended March 31, 2019 and 2018.

We recorded co-op marketing and advertising fee revenue of approximately $15,000 and $30,000 for the three months ended March 31, 2019 and 2018, respectively. We record these fees pursuant to contractual agreements, which are generally recorded over the term of the master marketing program that relates to the builder's home selling period, and the fees are based upon a fixed percentage of the homes’ selling price.

The Market Common:

The Market Common is a 114 acre mixed-use retail, office and residential lifestyle center in the City of Myrtle Beach, South Carolina, including adjacent land for future commercial and residential development. It includes retail and office space, as well as long term apartments, all of which are about 95% leased.

For the three months ended March 31, 2019 and 2018, the rental activity is as follows:

	2019	2018
Rental income	$2,550,000	$2,550,000
Amortization of lease intangibles included in rental income	(50,000)	(100,000)
Adjustment for straight-line rental income	(20,000)	(70,000)

Rental operating expenses	$1,050,000	$1,050,000

For the three months ended March 31, 2019 and 2018, we have closed on sales of real estate as follows:

	2019		2018
	Number of units sold	Revenue from contracts with customers	Number of units sold	Revenue from contracts with customers
Single family lots	—	$—	5	$250,000
Multi-family lots	9	275,000	—	—

Revenues from sales of real estate at The Market Common also include amounts recognized pursuant to revenue or profit sharing with a homebuilder of $200,000 and $100,000 for the three months ended March 31, 2019 and 2018, respectively.

As of April 26, 2019, we have entered into an agreement to sell 45 single family lots for $2,250,000 and 109 multi-family lots for $3,000,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

Depreciation and amortization expenses decreased by $250,000 for the three month 2019 periods versus the same period in 2018 due to certain depreciable and amortizable assets being fully depreciated during the second quarter of 2018.

SweetBay project:

The SweetBay project is a 700 acre mixed use master planned community located in Panama City, Florida. The project is entitled for up to 3,200 single family and multi-family units, 700,000 square feet of commercial space, and a marina with up to 117 wet slips and 240 dry docks. Development has begun in a portion of Phase 1 of the community consisting of 252 single family homes, which are currently being built for us by a local homebuilder, for a fee, with ten model homes and the welcome center now open.

We sold 23 and 8 single family homes for $7,800,000 and $2,850,000 for the three months ended March 31, 2019 and 2018, respectively.

Cost of sales of real estate was $7,500,000 and $2,750,000 for the three months ended March 31, 2019 and 2018, respectively.

As of April 26, 2019, we have entered into agreements to sell 40 single family homes at the SweetBay project for aggregate cash proceeds of $13,550,000 which are expected to close in 2019 and 2020.

In October 2018, Hurricane Michael passed through Panama City, Florida causing extensive damage to the region. The SweetBay project was adversely impacted by the hurricane, and damage assessment is ongoing. While damage to the SweetBay project is not as extensive as other surrounding areas, the time period it will take for the SweetBay project and the Panama City area to recover is uncertain. During the first quarter of 2019, we incurred $400,000 of repair expense related to this natural disaster and we expect to incur additional repairs but the amount remains uncertain. During the first quarter of 2019, we received $200,000 from insurance carriers as partial recovery under two claims related to the hurricane damage.

General and administrative expenses increased by $850,000 for the three months ended March 31, 2019, respectively, as compared to the same period in 2018 primarily due to $400,000 of increased marketing efforts related to the release of additional homes available for sale and expanding advertising efforts to a broader market,

$400,000 of increased repairs and maintenance expenses due to the clean up from Hurricane Michael and $50,000 of consulting fees paid to Patrick Bienvenue during 2019.

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

We have made no progress in obtaining the fee title from PG&E. In August 2018, we notified PG&E that we formally exercised the renewal option and that we intended to commence a declaratory relief proceeding to confirm our leasehold is valid until 2166 and is not rendered shorter by the provisions of California Civil Code section 718. In September 2018, PG&E responded and asserted for the first time that it contends California Civil Code section 717 ends the lease in 2019, which we are disputing.

We concluded that our Pacho leasehold was impaired (the entire carrying value of the leasehold) and recorded a $17,450,000 pre-tax charge during 2018, of which $1,750,000 is attributable to the non-controlling interest in the third quarter of 2018.

On February 1, 2019, we filed a Complaint for Declaratory Relief and Quiet Title in the San Francisco Superior Court against the lessor, Eureka Energy Company, asking for a determination that the initial term of the lease is valid and enforceable through December 26, 2067 and that the option to renew the lease for an additional 99 years is valid through December 26, 2166. The legal matter was subsequently moved from San Francisco Superior Court to San Luis Obispo County Superior Court. Eureka Energy Company is a wholly owned subsidiary of PG&E. The following day, PG&E filed for bankruptcy protection. Eureka Energy Company was not identified as a debtor in the PG&E bankruptcy. If we are unsuccessful in obtaining a favorable ruling on our claims for declaratory relief, then we believe that we will have recourse to pursue our unrecognized claims against the insurer of the leasehold title and the real estate counsel that represented us in our 2014 purchase of the leasehold interest. However, there is no assurance that we will be successful in these matters.

On May 2, 2019, Eureka filed a general denial to the complaint along with a cross-complaint against us alleging causes of action for declaratory relief and quiet title, the same claims as asserted against Eureka by us. The gravamen of Eureka’s cross-complaint is that the subject lease is agricultural and therefore limited to a term of 51 years.

General and administrative expenses increased by $100,000 for the three months ended March 31, 2019, respectively, as compared to the same period in 2018 due to increased legal fees.

Depreciation and amortization expenses decreased by $100,000 for the three month 2019 periods versus the same period in 2018 due to the complete write-off of the Pacho leasehold during the third quarter of 2018.

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

Income (losses) from equity method investments include $1,500,000 and ($7,700,000) at BRP Holding for the three months ended March 31, 2019 and 2018, respectively. Income (losses) from equity method investments were ($1,200,000) and $3,600,000, respectively, at BRP Hotel for the three months ended March 31, 2019 and 2018.

BRP Leasing:

BRP Leasing was the indirect obligor under a lease through October 2018 of approximately 286,500 square feet of office space at Brooklyn Renaissance Plaza, substantially all of which had been sublet through October 2018. The obligations under the master lease ended October 31, 2018, and leasing activities are now managed and handled by BRP Holding. Beginning in November 2018, we recognize income from the former sublease space through BRP Holding under the equity method of accounting.

For the three months ended March 31, 2018, the rental activity is as follows:

2018
Rental income	$3,300,000
Amortization of lease intangibles included in rental income	400,000
Adjustment for straight-line rental income	100,000

Rental operating expenses	$3,150,000

Corporate

General and administrative expenses increased by $150,000 during the three months ended March 31, 2019 as compared to the same period in 2018. Professional and legal increased by $700,000 due to the potential merger transaction with Jefferies and $150,000 for the Special Committee. Stock compensation decreased by $700,000 related to the grant of RSUs to executive officers in March 2017 which fully vested in December 2018.

For the three months ended March 31, 2019 and 2018, our benefit (provision) for income taxes was $2,300,000 and ($3,800,000), respectively, representing an effective tax rate of 42.0% and (30.2)%, respectively. The rate was higher for the current quarter as a result of a $400,000 benefit recorded as a result of the expiration of certain state and local statutes of limitation.

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

Consolidated Statements of Cash Flows:
Net cash of $2,150,000 was provided by and $15,500,000 was used for operating activities during the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, cash was used for real estate expenditures on held for development properties. Real estate development ramped up during 2018 at The Village of Escaya and the San Elijo Hills project as more homes were completed for sale and has continued into 2019. Cash was provided by refunds from federal income taxes of $3,450,000 during the three month 2019 period and was used for payments of federal and state income taxes of $350,000 during the three month 2018 period.

Net cash of $1,450,000 was used for investing activities during the three month 2019 period related to an additional investment in RedSky JZ Fulton Investors. Net cash of $108,000,000 was provided by investing activities during the three month 2018 period consisting of a distribution of $82,000,000 from BRP Plaza related to mortgage refinancing and the proceeds from the sale of Rampage property of $26,000,000.

Net cash of $16,500,000 was provided by financing activities during the three month 2019 period related to the issuance of $18,500,000 principal amount of debt under the EB-5 program while using cash for a $900,000 distribution to a non-controlling interest related to the San Elijo Hills project and payments of debt issuances costs of $1,100,000. Net cash of $7,000,000 was provided by financing activities during the three month 2018 period related to the issuance of $7,000,000 principal amount of debt under the EB-5 program.

Liquidity information:
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

As of March 31, 2019, we had consolidated cash and cash equivalents and restricted cash aggregating $80,250,000.

Information about the Otay Land, San Elijo Hills and Ashville Park projects, The Market Common, SweetBay and our other projects is provided below. Because of the nature of our real estate projects, we do not expect operating cash flows will be consistent from year to year.

Otay Land Project:
In January 2017, we recorded the final map that subdivided the approximately 450-acre parcel of land in the Otay Ranch General Plan Area of Chula Vista, California, which is now known as the Village of Escaya. We formed three limited liability companies (each, a "Builder LLC") to own and develop 948 homes within the Village of Escaya and entered into individual operating agreements with each of the three builders as members of the Builder LLCs. On January 5, 2017, we made an aggregate capital contribution valued at $20,000,000 of unimproved land and $13,200,000 of completed infrastructure improvements to the three Builder LLCs, representing land and completed improvement value.  The builders made a cash contribution of $20,000,000 and $2,250,000 of capitalizable land improvements in January 2017 upon final map subdivision and entry into their respective Builder LLCs, which was used to fund infrastructure costs completed by us.

In March 2018, we entered into $58,850,000 construction loan agreements, the proceeds of which will be used for the construction of the town center portion of the Village of Escaya known as The Residences and Shops at Village of Escaya, which is comprised of 272 apartments, approximately 20,000 square feet of retail space, and a 10,000 square foot community facility building. The outstanding principal amount of the loan will bear interest at 30-day LIBOR plus 3.15%, subject to adjustment on the first of each calendar month, and the loan is collateralized by the property underlying the related project with a guarantee by us. Monthly draws are permitted under the loan agreement once evidence of our investment into the project reaches $35,000,000, including land value. As of April 26, 2019, no amounts have been drawn under the loan. The loan matures on March 1, 2021 with one 12-month extension subject to certain extension conditions as set forth in the loan agreements.

The grand opening of the Village of Escaya occurred in June 2017, and home sales began in January 2018. As of April 26, 2019, 447 homes were sold, and 127 homes are under contract.

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

Our maximum exposure to loss is limited to our equity commitment in each Builder LLC. Additionally, we are responsible for the remaining cost of developing the community infrastructure with funding guaranteed by us under the respective operating agreements for which we received a capital credit of $78,600,000 ("Cost Cap"). As of March 31, 2019, the cost of infrastructure improvements in the Village of Escaya that is attributable to the Builder LLCs exceeded the Cost Cap by $16,550,000, and we expect to incur additional costs until we complete our infrastructure obligations. The builders are responsible for the construction and the selling of the 948 homes with funding guaranteed by their respective parent entities.

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

We are contractually obligated to obtain infrastructure improvement bonds on behalf of each Builder LLC. See Note 15 of the financial statements for more information.

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

At March 31, 2019, we had a $123,500,000 principal amount outstanding under the EB-5 Program. In April 2019, we received $1,500,000 from the Village of Escaya escrow, which represents the final draw under this EB-5 program. As of April 26, 2019, there is $6,850,000 in escrow for the Cota Vera EB-5 Program which cannot be drawn until certain provisions (such as filing of Investor I-526, investor suitability and source of funds) are satisfied.

RedSky JZ Fulton Investors:
In January 2019, We contributed an additional $1,450,000 into RedSky JZ Fulton Investors which is a joint venture partnership consisting of us, RedSky Capital, LLC, a Brooklyn-based real estate developer and JZ Capital Partners Limited, a London-based investment company. The joint venture was formed for the acquisition and possible redevelopment of a development site located on the Fulton Mall corridor in Downtown Brooklyn, New York. The property consists of 15 separate tax lots, divided into two premier development sites which may be redeveloped with buildings consisting of up to 540,000 square feet of floor area development rights.

San Elijo Hills Project:
During June 2015, we entered into an agreement with a local San Diego based luxury homebuilder to construct and sell on our behalf, for a fee, up to 58 homes at the San Elijo Hills project. We received a $500,000 deposit during the third quarter of 2015 which is reflected in Other liabilities. This deposit is a builder performance deposit that will be fully refundable to the builder after the builder performs all of its requirements under the agreement. Sales began during the second quarter of 2017, and we sold 9 and 3 homes for $17,550,000 and $4,800,000 during the three months ended March 31, 2019 and 2018, respectively. As of April 26, 2019, we have entered into agreements to sell 10 single family homes at the San Elijo Hills project under this agreement for aggregate cash proceeds of $18,600,000, which are expected to begin closing in the second quarter of 2019.

As of March 31, 2019, the remaining land including homes at the San Elijo Hills project to be sold consists of 16 dwelling units (combined single and multi-family lots).

Ashville Park Project:
There were no sales of real estate at the Ashville Park project during the three months ended March 31, 2019 and 2018.

The Market Common:
Cash proceeds from sales of real estate and other real estate activities at The Market Common during the three months ended March 31, 2019 and 2018 is comprised of the following:

	2019		2018
	Number of units sold	Revenue from contracts with customers	Number of units sold	Revenue from contracts with customers
Single family lots	—	$—	5	$250,000
Multi-family lots	9	275,000	—	—
Profit sharing agreements	N/A	200,000	N/A	100,000

As of April 26, 2019, we have entered into an agreement to sell 45 single family lots for $2,250,000 and 109 multi-family lots for $3,000,000 at The Market Common to a homebuilder.  A non-refundable option deposit of $25,000 was transferred from Jefferies to us as part of the Acquisition.

SweetBay project:
During May 2015, we signed an agreement with a local builder to construct and sell on our behalf, for a fee, up to 127 homes in Phase 1A, which was subsequently amended to add an additional 56 homes in Phase 1B and 69 homes in Phase 1C at the SweetBay project.

We sold 23 and 8 single family homes for $7,800,000 and $2,850,000 for the three months ended March 31, 2019 and 2018, respectively. As of April 26, 2019, we have entered into agreements to sell 40 single family homes at the SweetBay project for aggregate cash proceeds of $13,550,000 which are expected to close in 2019.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted or may materially and adversely affect our actual results include but are not limited to the following: the performance of the real estate industry in general; changes in mortgage interest rate levels or changes in consumer lending practices that reduce demand for housing; turmoil in the mortgage lending markets; the economic strength of the regions where our business is concentrated; changes in domestic laws and government regulations or in the implementation and/or enforcement of government rules and regulations; demographic changes that reduce the demand for housing; increases in real estate taxes and other local government fees; significant competition from other real estate developers and homebuilders; delays in construction schedules and cost overruns; increased costs for land, materials and labor; imposition of limitations on our ability to develop our properties resulting from condemnations, environmental laws and regulations and developments in or new applications thereof; earthquakes, fires and other natural disasters where our properties are located; construction defect liability on structures we build or that are built on land that we develop; our ability to insure certain risks economically; shortages of adequate water resources and reliable energy sources in the areas where we own real estate projects; the actual cost of environmental liabilities concerning our land could exceed liabilities recorded; opposition from local community or political groups at our development projects; risks associated with the acquisition of Jefferies' real estate assets and investments; influence over our affairs by our principal stockholders; our ability to generate sufficient taxable income to fully realize our deferred tax asset; limitations on our business activities imposed by the terms of our indentures and our ability to finance our development projects and related business activities. For additional information see Part I, Item 1A. Risk Factors in the 2018 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is contained in Item 7A of the 2018 10-K and is incorporated by reference herein.

Item 4.  Controls and Procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 which includes a detailed discussion of the Risk Factors applicable to us.

Risks Related to our Proposed Acquisition by Jefferies Financial Group Inc.

On April 12, 2019, we entered into a merger agreement with Jefferies Financial Group Inc. (“Jefferies”). On May 2, 2019, we amended the merger agreement. Pursuant to the merger agreement, as amended, we will be merged with and into a subsidiary of Jefferies and our shareholders on the record date will cease being our shareholders and will receive two shares of Jefferies common stock for each one share of our common stock held.

The exchange ratio is not adjustable based on the market price of our common stock so the consideration at the closing may have a greater or lesser value than at the time the merger agreement was signed.

The merger agreement has set the exchange ratio at 2.0. Any changes in the market price of our or Jefferies common stock before the completion of the merger will not affect the number of shares our stockholders will be entitled to receive pursuant to the merger agreement. Therefore, if before the completion of the merger the market price of Jefferies common stock declines from the market price on the date of the merger agreement, then holders of our common stock could receive merger consideration with substantially lower value. Similarly, if before the completion of the merger the market price of our common stock increases from the market price on the date of the merger agreement, then Jefferies’ stockholders could receive merger consideration with substantially more value for their shares of our common stock than the parties had negotiated for in the establishment of the exchange ratio. Because the exchange ratio is fixed and will not be adjusted in the event of any change in either our or Jefferies’ stock price, the value of the shares received in the merger is uncertain.

There can be no assurance that our pending acquisition by Jefferies will be consummated in a timely manner or at all.

Our proposed acquisition by Jefferies is subject to various closing conditions and other uncertainties, including (i) the approval of the merger agreement by a majority of our stockholders (excluding Jefferies and its affiliates), (ii) the accuracy of each party's representations and warranties and each party's compliance with its covenants and agreements contained in the merger agreement (subject in the case of this clause (ii) to certain qualifications as to materiality) and (iii) other closing conditions set forth in the merger agreement. There can be no assurances as to whether and when the merger may be completed.

Failure of the merger to be consummated may adversely affect our business.

If the merger is not completed for any reason, we will remain a public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on trading prices of our common stock;
•we will be required to pay certain transaction expenses and other costs incurred in connection with the merger, whether or not the merger is completed; and
•matters relating to the merger will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of additional expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.

Lawsuits may be filed against us relating to the merger and any adverse ruling may delay or prevent the proposed acquisition from being completed.

Lawsuits arising out of or relating to the merger agreement, the amendment to the merger agreement and/or the proposed acquisition of us by Jefferies may be filed in the future. There can be no assurances that we will be successful in the outcome of any potential future lawsuits challenging the merger.

Our shareholders may file lawsuits against us and/or our directors and officers in connection with the merger. These lawsuits could prevent or delay the completion of the merger and result in significant costs to us, including any costs associated with the indemnification of directors and officers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our business, financial condition, results of operations and cash flows.

Item 6.    Exhibits.

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number     Description

 2.1   Agreement and Plan of Merger, dated as of April 12, 2019, by and among HomeFed Corporation, JefferiesFinancial Group Inc. and Heat Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K dated April 15, 2019).

 2.2    Amendment No. 1 to Agreement and Plan of Merger, dated as of May 2, 2019, by and among HomeFed Corporation, JefferiesFinancial Group Inc. and Heat Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K dated May 2, 2019).

 9.1    Voting Agreement, dated as of April 12, 2019, by and between HomeFed Corporation and Jefferies Financial Group Inc. (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K dated April 15, 2019).

9.2    Waiver and Amendment No. 1 to Stockholders Agreement, dated as of April 12, 2019, by and between HomeFed Corporation and Jefferies Financial Group Inc. (incorporated by reference to Exhibit 99.2 to our current report on Form 8-K dated April 15, 2019).

31.1    Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Vice President, Treasurer and Controller pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1   Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     Financial statements from the Quarterly Report on Form 10-Q of HomeFed Corporation for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMEFED CORPORATION
(Registrant)

Date: May 9, 2019	By:	/s/ Erin N. Ruhe
Erin N. Ruhe
Vice President, Treasurer and Controller
(Principal Accounting Officer)